Form 10QSB
period 2000-03-31
UNIQUE BAGEL CO INC
filed 2000-05-10
CIK 1069489

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-QSB
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED March 31, 2000
[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM
_______________TO_______________
Commission File Number: 000-30095

								UNIQUE BAGEL CO., INC.
(Exact name of small business issuer as specified in its charter)
Delaware                                                      33-0921967
--------------------                                 -------------------
(State or other jurisdiction of                         (I.R.S. Employer
incorporation or organization)                        Identification No.)


127 Bunga Ext., Ayala Alabang Village, Muntinlupa City Metro
Manila, Philippines 1780
---------------------------------------------------------
(Address and Zip Code of principal executive offices)
(619) 482-7177
(Issuer's Telephone Number)
Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ____
On May 1, 2000, there were 7,000,000 shares of the Registrant's Common
Stock, par value $.0001 per share, outstanding.
								UNIQUE BAGEL CO., INC.

												FORM 10-QSB
				FOR THE QUARTER ENDED MARCH 31, 2000


INDEX

PART I. FINANCIAL INFORMATION                               PAGE NO.

Item	1. Financial Statements

Balance Sheets - March 31, 2000 (Unaudited) and Dec. 31, 1999	3

Statements of Operations -- Three Month Period Ended

March 31, 2000 and March 31, 1999, (Unaudited) 				4
Statements of Cash Flows -- Three Month Period Ended

March 31, 2000 and March 31, 1999, (Unaudited) 				5
Notes to Financial Statements							6,7

Item	2.  Management's Discussion and Analysis of Operations	7,8



PART II. OTHER INFORMATION
Item	1. Legal Proceedings - NONE

Item	2. Changes in Securities - NONE
Item	3. Defaults Upon Senior Securities - NONE
Item	4. Submission of Matters to a Vote of Security-Holders -NONE

Item	5. Other Information - NONE
Item	6. Exhibits and Reports on Form 8-K - NONE
SIGNATURE									9










1.   Financial Statements
		UNIQUE BAGEL CO., INC.

			Balance Sheets
March 31,     Dec 31,
2000	     1999

	ASSETS

Cash							  $ 1,976	   $  2,006
19% of New York Bagel Company, Inc.				 375	        375
Organization Cost							  125	        125
			TOTAL ASSETS					$ 2,476	   $  2,506
	LIABILITIES
Accounts Payable						$	    0		0
			TOTAL LIABILITIES						   0		0
	STOCKHOLDERS EQUITY
Common Stock, $.0001 par value,
	50,000,000 shares authorized;
	11,000,000 issued and outstanding 					      1,100
		7,000,000 issued and outstanding				 700

Additional paid-in capital				4,800	      4,400
Accumulated deficit						(3,024)	     (2,994)
			TOTAL STOCKHOLDERS EQUITY				2,476	      2,506
			TOTAL LIABILITIES AND
        STOCKHOLDERS EQUITY		  $ 2,476	    $ 2,506













See Notes to Financial Statements

						UNIQUE BAGEL CO., INC.
Statements of Operations
(Unaudited)
			Three Months Ended
March 31,    March 31,
2000	         1999
Net Sales								0  		0
	Costs of Sales								0		0
Gross Profit								0		0
Operating Expenses
	General and Administrative				30	      1,130
Total Operating Expenses					30	      1,130

	Net Income (Loss)					(30)	     (1,130)

Income Taxes (Note C)						0		          0

Net Income						(30)	         (1,130)

Earnings per Share			                      (.000003)	       (.000226)

Weighted Average
Shares Outstanding				             10,333,000	      5,000,000















See Notes to Financial Statements
					UNIQUE BAGEL CO., INC.
Statements of Cash Flows
(Unaudited)
		Three Months Ended
March 31,    March 31,
2000		    1999
CASH FLOWS FROM OPERATING ACTIVITIES
		Net Income (Loss)						(30)	  (1,130)
		Adjustments to reconcile Net
		Operating Activities						  0		0
NET CASH USED IN OPERATING ACTIVITIES			(30)	  (1,130)
CASH FLOWS FROM INVESTING ACTIVITIES				0		0
CASH FLOWS FROM FINANCING ACTIVITIES				0		0
PROCEEDS FROM ISSUANCE OF STOCK					0		0
NET INCREASE (DECREASE) IN CASH				(30)	  (1,130)
CASH BEGINNING						 2,006	    5,000

CASH ENDING						 1,976	    3,870




		See Notes to Financial Statements











			UNIQUE BAGEL CO., INC.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
As of March 31, 2000 and for the Three Months Periods Ended March 31, 2000 and March 31, 1999
The accompanying interim financial statements should be read in conjunction with the annual financial statements and notes thereto included in Unique Bagel Co., Inc.'s Annual Report and Form 10-SB. The Balance Sheet as of March 31, 2000 and the related Statements of Operations and Statements of Cash Flows for the quarters ended March 31, 2000 and March 31, 1999 are unaudited, but in the opinion of management include all normal and recurring adjustments necessary for a fair statement of the results for such interim periods.
a.	Organization
The financial statements presented are those of Unique Bagel Co., Inc. (the company). The company was incorporated on August 11, 1998 in the state of Delaware, to be a diversified holding company.
b.   	Stockholders Equity
The company is authorized to issue 50,000,000 shares of common stock, par value $0.0001 per share, of which 7,000,000 shares are issued and outstanding. In August and September 1998 the company sold 500,000 shares of common stock at $.01 per share for a total proceeds of $5,000. On March 31, 1999 the shareholders of the company agreed to a two for one stock split, issuing 5,500,000 shares to increase the total number of shares of common stock issued and outstanding to 11,000,000 shares. On March 17, 2000 the shareholders agreed to a second two for one split, lifting the outstanding shares to 22,000,000, but on the same day the president of the Company agreed to cancel 15,000,000 of his shares. As a result, there are now 7,000,000 shares issued and outstanding.
On August 11, 1998, the company acquired 19% of New York Bagel Company, Inc., in a related party transaction. New York Bagel commenced operations in 1996 under the name "New York Bagel Company" and was incorporated in the Philippines in March of 1998 as the "New York Bagel Company, Inc." The company holds an option to acquire the remaining eighty-one percent (81%) of New York Bagel Company, Inc. The company acquired its 19% interest in New York Bagel Company, Inc. through the issuance of five million (5,000,000) shares of its common stock to New York Bagel Company, Inc.'s shareholder. The investment in New York Bagel Company, Inc. is recorded at the par value of the Unique Bagel Co., Inc. stock given up in the exchange.

c.    	Accounting Method

The company's financial statements are prepared using the accrual method of accounting. The company has elected a December 31 year end.


d.    	Net Income

The company is in the development stage and as such had no income or expenses in 1998, a loss in 1999, and a loss in the period ended March 31, 2000.

e.   		Provision for taxes

The company accounts for income taxes using Statement of Financial Accounting Standard No 109, the liability method is used in accounting for income taxes.

f.     	Earnings Per Share

Earnings per share is provided in accordance with accounting principles board opinion No. 15(APB No. 15) "Earnings Per Share." Due to the Company's simple capital structure, only one earnings per share calculation is presented. Earning per share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding during the period.

g.     	Limited History of Operations

The company was organized on August 11, 1998 and has had no operations to date other than those of New York Bagel Company, Inc. which the company acquired on August 11, 1998. The success of the company must be considered in light of the problems encountered with the start up of a new business and the likelihood of succeeding.


Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS. Liquidity and Capital Resources
The Issuer is in the development stage. It is a holding company with no ongoing expenses other than those required to maintain corporate existence. It pays no salaries and no rent. The Issuer currently has cash on hand of $1,976 and no liabilities. It is believed that this sum will be sufficient to maintain the Company for at least a year. Management also anticipates that it will receive its first dividends from NYBC before the end of this year and that those dividends will be in an amount at least equal to, and probably greater than, annual expenses. Based on the foregoing, the Company's capital is sufficient to allow it to continue to finance operating activities in this manner for the foreseeable future.

Results of Operations

The Company's balance sheet for the period ending December 31, 1999, the Company's first full year of operation, reflected total assets of $2,506, consisting of $2,006 in cash, $125 in organizational costs, and $375 being the par value stock basis of its investment in New York Bagel Company, Inc. There were no liabilities. By the end of the first quarter cash had declined by $30 to $1,976 with no liabilities.

The Company has not engaged in any significant operations since inception other than oversight of its investment in NYBC, corporate maintenance activities, acquisition of capital, and preparation for filing of its Registration Statement on Form 10-SB. No operating revenues have been realized by the Company since inception.

The Company anticipates incurring increased expenses in the current year as a result of costs associated with registration under the Securities Exchange Act of 1934. However the Company also expects to receive its first dividends from its investment in NYBC before September 1, 2000. Management therefore expects that it will be able to offset the higher operating costs associated with registration under the Securities Exchange Act with dividends from its holdings in NYBC.

Need for Additional Financing

The Company believes that its existing capital will be sufficient to meet the Company's cash needs through the inception of dividend receipts. The Company believes that these dividends will generate sufficient cash for its operating needs by the end of the third quarter. The Company therefore does not foresee the need for additional financing in the year ahead.

"CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THEP RIVATE SECURITIES LITIGATION REFORM ACT OF 1995. Except for historical matters, the matters discussed in this Form 10-SB are forward-looking statements based on current expectations, and involve risks and uncertainties. Forward-looking statements include, but are not limited to, statements under the following heading: "Management's Discussion And Analysis Or Plan Of Operations" - the timing and expected profitable results of dividend receipts from NYBC and the need for no additional financing.






PART II:  OTHER INFORMATION


Item 1.	Legal Proceedings
	None.
Item 2.	Changes in Securities
	None.
Item 3.	Defaults Upon Senior Securities
	None.
Item 4.	Submission of Matters to a Vote of Security-Holders
	None.
Item 5.	Other Information
	None.
Item 6.	Exhibits and Reports on Form 8-K
	None.
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
UNIQUE BAGEL CO., INC. (Registrant)
Date: May 10, 2000		By: /s/ Dennis Greenfield
	------------------		--------------------
					Dennis Greenfield
					President and Chief Financial Officer


















FINANCIAL DATA SCHEDULE:
PERIOD TYPE:		3-MOS
FISCAL YEAR END:		DEC-31-1999

PERIOD END:			MAR-31-2000
CASH:					1,976
SECURITIES:			0
RECEIVABLES:		0
ALLOWANCES:			0
INVENTORY:			0
CURRENT ASSETS:		2,476
PP&E:					0
DEPRECIATION:		0

TOTAL ASSETS:                       2,476
CURRENT LIABILITIES:                0
BONDS:                              0
PREFERRED MANDATORY:                0
PREFERRED:                          0
COMMON:                             5,500
OTHER SE:                           0
TOTAL LIABILITY AND EQUITY:         2,476
SALES:                              0
TOTAL REVENUES:                     0
CGS:                                0
TOTAL COSTS:                        0
OTHER EXPENSES:                     30
LOSS PROVISION:                     0
INTEREST EXPENSE:                   0
INCOME PRETAX:                      (30)
INCOME TAX:                         0

INCOME CONTINUING:                  (30)
DISCONTINUED:                       0
EXTRAORDINARY:                      0
CHANGES:                            0
NET INCOME:                         (30)
EPS BASIC:                          (0.000003)
EPS DILUTED:                        (0.000003)