Form 10QSB/A
period 2000-03-31
UNIQUE BAGEL CO INC
filed 2000-06-28
CIK 1069489

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
First Amendment To
Form 10-QSB




[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED March 31, 2000


[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______________TO_______________



Commission File Number: 000-30095



UNIQUE BAGEL CO., INC.
(Exact name of small business issuer as specified in its charter)



Delaware                                                           33-0921967
-------------------------------                            -------------------
(State or other jurisdiction of 				        (I.R.S. Employer
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




INDEX



PART I. FINANCIAL INFORMATION                                       PAGE NO.

Item 1. Financial Statements

Balance Sheets - March 31, 2000 (Unaudited) and Dec. 31, 1999           3

Statements of Operations -- Three Month Period Ended
March 31, 2000 and March 31, 1999, (Unaudited)                          4

Statements of Cash Flows -- Three Months Ended
March 31, 2000 and March 31, 1999 (Unaudited)                           5

Notes to Financial Statements                                           6,7

Item 2.  Management's Discussion and Analysis of Operations             7,8




PART II. OTHER INFORMATION                                              9

Item 1. Legal Proceedings - NONE

Item 2. Changes in Securities - NONE

Item 3. Defaults Upon Senior Securities - NONE

Item 4. Submission of Matters to a Vote of Security-Holders - NONE

Item 5. Other Information - NONE

Item 6. Exhibits and Reports on Form 8-K - NONE




SIGNATURE 											9




1. Financial Statements


                            UNIQUE BAGEL CO., INC.
                                Balance Sheets
                                  (Unaudited)



                                                        Three Months Ended
                                                       March 31,   March 31,
                                                         2000        1999

    ASSETS

Cash                                                    $ 1,976     $ 2,006
19% of New York Bagel Company, Inc.                       5,966       5,966
Organization Cost                                           125         125

    TOTAL ASSETS                                        $ 8,067     $ 8,097



    LIABILITIES

Accounts Payable                                              0           0

    TOTAL LIABILITIES                                         0           0

    STOCKHOLDERS EQUITY

Common Stock, $.0001 par value,
  50,000,000 shares authorized;
  11,000,000 issued and outstanding                                   1,100
   7,000,000 issued and outstanding                         700
Additional Paid in Capital                               10,391       9,991
Accumulated Deficit                                      (3,024)     (2,994)

    TOTAL STOCKHOLDERS EQUITY                             8,067       8,097

    TOTAL LIABILITIES AND
     STOCKHOLDERS EQUITY                                $ 8,067     $ 8,097



See Notes to Financial Statements





                            UNIQUE BAGEL CO., INC.
                           Statements of Operations
                                  (Unaudited)



                                                        Three Months Ended
                                                       March 31,   March 31,
                                                         2000        1999



Net Sales                                              $      0    $      0

    Costs of Sales                                            0           0

Gross Profit                                                  0           0

Operating Expenses

    General and Administrative                               30       1,130

Total Operating Expenses                                     30       1,130

    Net Income (Loss)                                       (30)     (1,130)

Income Taxes                                                  0           0

Net Income                                             $    (30)   $ (1,130)

Earnings Per Share                                     (.000003)   (.000205)

Weighted Average
  Shares Outstanding                                 10,333,000   5,500,000












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

b.    Stockholders Equity

The company is authorized to issue 50,000,000 shares of common stock, par value $0.0001 per share, of which 7,000,000 shares are issued and outstanding. In August and September 1998 the company offered and sold 500,000 shares of common stock at $.01 per share for a total proceeds of $5,000. On March 31, 1999 the shareholders of the company agreed to a two for one stock split, issuing 5,500,000 shares to increase the total number of shares of common stock issued and outstanding to 11,000,000 shares. On March 17, 2000 the shareholders agreed to a second two for one split, increasing outstanding shares to 22,000,000, but on the same day the president of the Company agreed to cancel 15,000,000 of his shares. As a result, there are now 7,000,000 shares issued and outstanding.

On August 11, 1998, the company acquired 19% of New York Bagel Company, Inc., in a related party transaction. New York Bagel commenced operations in 1996 under the name New York Bagel Company and was incorporated in the Philippines in March of 1998 as New York Bagel Company, Inc. The company holds an option to acquire the remaining eighty-one percent (81%) of New York Bagel Company, Inc. The company acquired its 19% interest in New York Bagel Company, Inc. through the issuance of five million (5,000,000) shares of its common stock to New York Bagel Company, Inc.s shareholder. The investment in New York Bagel Company, Inc. is recorded at cost.

    c.    Accounting Method

The companys financial statements are prepared using the accrual method of accounting. The company has elected a December 31 year end.


    d.    Net Income

The company is in the development stage and as such had no income or expenses in 1998, a loss in 1999, and a loss in the period ended March 31, 2000.

e.    Provision for taxes

The company accounts for income taxes using Statement of Financial Accounting Standard No 109, the liability method is used in accounting for income taxes.

f.    Earnings Per Share

Earnings per share is provided in accordance with accounting principles board opinion No. 15(APB No. 15) Earnings Per Share. Due to the
Companys simple capital structure, only one earnings per share calculation is presented. Earning per share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding during the period.

g.    Limited History of Operations

The company was organized on August 11, 1998 and has had no operations to date other than those of New York Bagel Company, Inc. which the company acquired a 19% interest in on August 11, 1998. The success of the company must be considered in light of the problems encountered with the start up of a new business and the likelihood of succeeding.







Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS.

Liquidity and Capital Resources

The Issuer is in the development stage. It is a holding company with no ongoing expenses other than those required to maintain corporate existence. It pays no salaries and no rent. The Issuer currently has cash on hand of $1,976 and no liabilities. It is believed that this sum will be sufficient to maintain the Company for at least a year. The Issuers only assets other than cash is a nineteen percent (19%) interest in New York Bagel Company (NYBC), a Philippine corporation, and an option to acquire the remaining eighty-one percent (81%) interest in NYBC. Management also anticipates that it will receive its first dividends from NYBC before the end of this year and that those dividends will be in an amount at least equal to, and probably greater than, annual expenses. Based on the foregoing, the Companys capital is sufficient to allow it to continue to finance operating activities in this manner for the foreseeable future.

Results of Operations of Issuer

The Companys balance sheet for the period ending December 31, 1999, the Companys first full year of operation, reflected total assets of $2,506, consisting of $2,006 in cash, $125 in organizational costs, and $375 being the par value stock basis of its investment in New York Bagel Company, Inc. There were no liabilities. By the end of the first quarter cash had declined by $30 to $1,976 with no liabilities.

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

Need for Additional Financing for Issuer

The Company believes that its existing capital will be sufficient to meet the Company's cash needs through the inception of dividend receipts. The Company believes that these dividends will generate sufficient cash for its operating needs by the end of the third quarter. The Company therefore does not foresee the need for additional financing in the year ahead.

Results of operations of New York Bagel Company, Inc. (NYBC)

The Issuers continued existence is entirely dependent upon the future success of NYBC. The Issuers only operational asset is a 19% interest in NYBC.

NYBC's balance sheet at March 31, 1999 showed total assets of 938,436 pesos (approximately $23,461) consisting of 907,985 pesos in cash, 9,184 pesos in pre-paid expenses, and 21,267 pesos in equipment net of depreciation. Liabilities totaled 725,216 pesos (approximately $18,130), and equity totaled 213,220 pesos (approximately $5,331). The Company's balance sheet for March 31, 2000 reflects total assets of 2,342,367 pesos (approximately $58,559), consisting of all cash. There were no pre-paid expenses and all equipment had been fully depreciated and carried no book value. Liabilities totaled 1,218,569 (approximately $30,464), and equity totaled 1,123,798 pesos (approximately $28,095). Thus equity grew by approximately 527%.

NYBC's profits for the quarter ended March 31, 2000 were 1,023,798 pesos (approximately $25,595), on sales of 3,620,740 pesos (approximately $90,519). This compares favorably with the quarter ended March 31, 1999 when profits were 113,220 pesos (approximately $2,830), on sales of 602,375 pesos (approximately $15,059).

These increases in sales and profits resulted from NYBCs move in to a new 1,500 square foot bakery and retail facility in December 1999, and into an additional 880 square foot retail facility in January, 2000. The company had previously operated from the Presidents home. These moves enabled it to serve far more customers, both wholesale and retail. As a result, NYBC grew substantially in the first three months of 2000. Management of NYBC does not expect to open any additional facilities this year, but it does expect sales and earnings to continue at their current pace. Thus management expects net profits for the year ending December 31, 2000 to be approximately $100,000. Management of NYBC further expects that these higher profits will result in a dividend distribution, giving Unique Bagel Co., Inc. its first revenues from dividend distributions.

Need for Additional Financing for NYBC

Management of NYBC believes that profits currently generated by operations are sufficient to meet the company's capital needs, and there are no plans which would require the expenditure of capital beyond what is generated by operations. The business is not subject to seasonal fluctuations, and there are no significant elements of income or expense which do not arise from the continuing operations of the business. Management plans to grow the business through franchising. If successful, this plan will allow it to add new outlets without any capital expenditure, and to earn initial franchise fees and ongoing revenues from franchisees. Current plans call for the sale of the first franchises in early 2001. Given its current profitability and plans for expansion through franchising, management of NYBC foresees no probable trends or events that would adversely impact liquidity.





PART II:  OTHER INFORMATION

Item 1.	Legal Proceedings
	None.

Item 2.	Changes in Securities
	None.

Item 3.	Defaults Upon Senior Securities
	None.

Item 4.	Submission of Matters to a Vote of Security-Holders
	None.

Item 5.	Other Information
None.

Item 6.	Exhibits and Reports on Form 8-K
	None.




SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amended report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    UNIQUE BAGEL CO., INC.
                                    (Registrant)

Date: June 27, 2000                 By: /s/ Dennis Greenfield
------------------            --------------------
                                    Dennis Greenfield
                                    President and Chief Financial Officer








































FINANCIAL DATA SCHEDULE:

PERIOD TYPE:                              3-MOS
FISCAL YEAR END:                          DEC-31-1999
PERIOD END:                               MAR-31-2000
CASH:                                     1,976
SECURITIES:                               0
RECEIVABLES:                              0
ALLOWANCES:                               0
INVENTORY:                                0
CURRENT ASSETS:                           8,067
PP&E:                                     0
DEPRECIATION:                             0
TOTAL ASSETS:                             8,067
CURRENT LIABILITIES:                      0
BONDS:                                    0
PREFERRED MANDATORY:                      0
PREFERRED:                                0
COMMON:                                   700
OTHER SE:                                 0
TOTAL LIABILITY AND EQUITY:               8,067
SALES:                                    0
TOTAL REVENUES:                           0
CGS:                                      0
TOTAL COSTS:                              0
OTHER EXPENSES:                           30
LOSS PROVISION:                           0
INTEREST EXPENSE:                         0
INCOME PRETAX:                            (30)
INCOME TAX:                               0
INCOME CONTINUING:                        (30)
DISCONTINUED:                             0
EXTRAORDINARY:                            0
CHANGES:                                  0
NET INCOME:                               (30)
EPS BASIC:                                (0.000003)
EPS DILUTED:                              (0.000003)

1

1