Form 10QSB
period 2000-06-30
UNIQUE BAGEL CO INC
filed 2000-08-10
CIK 1069489

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
First Amendment To
Form 10-QSB




[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED June 30, 2000


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



Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ____

On August 1, 2000, there were 7,000,000 shares of the Registrant's Common Stock, par value $.0001 per share, outstanding.





UNIQUE BAGEL CO., INC.
FORM 10-QSB
FOR THE QUARTER ENDED JUNE 30, 2000




INDEX



PART I. FINANCIAL INFORMATION                                       PAGE NO.

Item 1. Financial Statements

Balance Sheets - June 30, 2000 (Unaudited) and Dec. 31, 1999           3

Statements of Operations -- Three & Six Month Period Ended
June 30, 2000 and June 30, 1999, (Unaudited)                            4

Statements of Cash Flows -- Six Months Ended
June 30, 2000 and June 30, 1999 (Unaudited)                           5

Notes to Financial Statements                                           6,7

Item 2.  Management's Discussion and Analysis of Operations             7,8




PART II. OTHER INFORMATION                                              9

Item 1. Legal Proceedings - NONE

Item 2. Changes in Securities - NONE

Item 3. Defaults Upon Senior Securities - NONE

Item 4. Submission of Matters to a Vote of Security-Holders - NONE

Item 5. Other Information - NONE

Item 6. Exhibits and Reports on Form 8-K - NONE




SIGNATURE 											9




1. Financial Statements


                            UNIQUE BAGEL CO., INC.
                                Balance Sheets
                                  (Unaudited)




                                                       June 30   December 31
                                                         2000        1999

    ASSETS

Cash                                                    $ 1,946     $ 2,006
19% of New York Bagel Company, Inc.                       5,966       5,966
Organization Cost                                           125         125

    TOTAL ASSETS                                        $ 8,037     $ 8,097



    LIABILITIES

Accounts Payable                                          1,100           0

    TOTAL LIABILITIES                                     1,100           0

    STOCKHOLDERS EQUITY

Common Stock, $.0001 par value,
  50,000,000 shares authorized;
  11,000,000 issued and outstanding                                   1,100
   7,000,000 issued and outstanding                         700
Additional Paid in Capital                               10,391       9,991
Accumulated Deficit                                      (4,154)     (2,994)

    TOTAL STOCKHOLDERS EQUITY                             8,037       8,097

    TOTAL LIABILITIES AND
     STOCKHOLDERS EQUITY                                $ 8,037     $ 8,097



See Notes to Financial Statements





                            UNIQUE BAGEL CO., INC.
                           Statements of Operations
                                  (Unaudited)





                                 Three Months Ended        Six Months Ended
                                  June 30,  June 30,       June 30,  June 30,
                                    2000      1999           2000      1999



Net Sales                         $     0   $     0      $      0    $      0

    Costs of Sales                      0         0             0           0

Gross Profit                            0         0             0           0

Operating Expenses

    General and Administrative      1,130     1,130         1,160       1,160

Total Operating Expenses            1,130     1,130         1,160       1,160

    Net Income (Loss)              (1,130)   (1,130)       (1,160)     (1,160)

Income Taxes                            0         0             0           0

Net Income                       $ (1,130) $ (1,130)     $ (1,160)   $ (1,160)

Earnings Per Share               (.000161) (.000103)     (.000134)   (.000141)

Weighted Average
  Shares Outstanding            7,000,000 11,000,000     8,666,000  8,250,000












See Notes to Financial Statements





                             UNIQUE BAGEL CO., INC.
                           Statements of Cash Flows
                                 (Unaudited)



                                                        Six Months Ended
                                                       June 30,   June 30,
                                                         2000       1999




CASH FLOWS FROM OPERATING ACTIVITIES
    Net Income (Loss)                                  (1,160)     (1,160)

    Adjustments to reconcile Net
    Operating Activities
        Liabilities                                     1,100           0

NET CASH USED IN OPERATING ACTIVITIES                     (60)     (1,160)

CASH FLOWS FROM INVESTING ACTIVITIES                        0           0

CASH FLOWS FROM FINANCING ACTIVITIES                        0           0

PROCEEDS FROM ISSUANCE OF STOCK                             0           0

NET INCREASE (DECREASE) IN CASH                           (60)     (1,160)

CASH BEGINNING                                          2,006       5,000

CASH ENDING                                             1,946       3,840















See Notes to Financial Statements




                            UNIQUE BAGEL CO., INC.
                  NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
                As of June 30, 2000 and for the Periods Ended
                       June 30, 2000 and June 30, 1999


The accompanying interim financial statements should be read in conjunction with the annual financial statements and notes thereto included in Unique Bagel Co., Inc.'s Annual Report and Form 10-SB. The Balance Sheet as of June 30, 2000 and the related Statements of Operations and Statements of Cash Flows for the quarter and six month period ended June 30, 2000 and June 30, 1999 are unaudited, but in the opinion of management include all normal and recurring adjustments necessary for a fair statement of the results for such interim periods.

a.    Organization

The financial statements presented are those of Unique Bagel Co., Inc. (the company). The company was incorporated on August 11, 1998 in the state of Delaware, to be a diversified holding company.

b.    Stockholders Equity

The company is authorized to issue 50,000,000 shares of common stock, par value $0.0001 per share, of which 7,000,000 shares are issued and outstanding. In august 1998 the founder and president of the Company, Dennis Greenfield, was issued 5,000,000 shares of common stock in exchange for his 19% interest in New York Bagel Company (see below). In August and September 1998 the company offered and sold 500,000 shares of common stock at $.01 per share for a total proceeds of $5,000. On March 31, 1999 the shareholders of the company agreed to a two for one stock split, issuing 5,500,000 shares to increase the total number of shares of common stock issued and outstanding to 11,000,000 shares. On March 17, 2000 the shareholders agreed to a second two for one split, increasing outstanding shares to 22,000,000, but on the same day the president of the Company agreed to cancel 15,000,000 of his shares. As a result, there are now 7,000,000 shares issued and outstanding.

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


    d.    Net Income

The company is in the development stage and as such had no income or expenses in 1998, a loss in 1999, and a loss in the period ended June 30, 2000.

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







Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS.

Liquidity and Capital Resources

The Issuer is in the development stage. It is a holding company with no ongoing expenses other than those required to maintain corporate existence. It pays no salaries and no rent. The Issuer currently has cash on hand of $1,946 and liabilities of $1,100. It is believed that this sum will be sufficient to maintain the Company to the end of the year. The Issuers only assets other than cash is a nineteen percent (19%) interest in New York Bagel Company
(NYBC), a Philippine corporation, and an option to acquire the remaining eighty-one percent (81%) interest in NYBC. Management also anticipates that it will receive its first dividends from NYBC before the end of this year and that those dividends will be in an amount at least equal to, and probably greater than, annual expenses. Based on the foregoing, the Companys capital is sufficient to allow it to continue to finance operating activities in this manner for the foreseeable future.

Results of Operations of Issuer

The Companys balance sheet for the period ending December 31, 1999, the Companys first full year of operation, reflected total assets of $8,097, consisting of $2,006 in cash, $125 in organizational costs, and $5,966 being the cost basis of its investment in New York Bagel Company, Inc. There were no liabilities. By the end of the second quarter cash had declined by $60 to $1,946 with liabilities of $1,100.

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

Need for Additional Financing for Issuer

The Company believes that its existing capital will be sufficient to meet the Companys cash needs through the inception of dividend receipts. The Company believes that these dividends will generate sufficient cash for its operating needs by the end of the third quarter. The Company therefore does not foresee the need for additional financing in the year ahead.


Results of operations of New York Bagel Company, Inc. (NYBC)

The Issuers continued existence is entirely dependent upon the future success of NYBC. The Issuers only operational asset is a 19% interest in NYBC.

NYBC's balance sheet at June 30, 1999 showed total assets of 1,062,066 pesos (approximately $26,551) consisting of 1,009,999 pesos in cash, 28,437 pesos in pre-paid expenses, and 23,630 pesos in equipment net of depreciation. Liabilities totaled 853,231 pesos (approximately $21,330). The Companys balance sheet for June 30, 2000 reflects total assets of 3,128,082 pesos (approximately $78,202), consisting of all cash. There were no pre-paid expenses and all equipment had been fully depreciated and carried no book value. Liabilities totaled 2,242,367 (approximately $56,059). Thus total assets grew to approximately three times their levels of one year ago.

NYBC's profits for the quarter ended June 30, 2000 were 785,715 pesos (approximately $19,643), on sales of 3,268,279 pesos (approximately $81,707). For the six month period ended June 30, 2000 profits were 1,809,513 (approximately $45,238), on sales of 6,889,019 pesos (approximately $172,225). This compares favorably with the quarter ended June 30, 1999 when profits were 108,835 pesos (approximately $2,721), on sales of 584,650 pesos (approximately $14,616). For the six month period ended June 30, 1999 profits were 222,055 (approximately $45,238), on sales of 1,187,025 pesos (approximately $29,675).

These increases in sales and profits resulted from NYBCs move in to a new 1,500 square foot bakery and retail facility in December 1999, and into an additional 880 square foot retail facility in January, 2000. The company had previously operated from the Presidents home. These moves enabled it to serve far more customers, both wholesale and retail. As a result, NYBC grew substantially in the first three months of 2000. Management of NYBC does not expect to open any additional facilities this year, but it does expect sales and earnings to continue at their current pace. Thus management expects net profits for the year ending December 31, 2000 to be approximately $90,000. Management of NYBC further expects that these higher profits will result in a dividend distribution, giving Unique Bagel Co., Inc. its first revenues from dividend distributions.

Need for Additional Financing for NYBC

Management of NYBC believes that profits currently generated by operations are sufficient to meet the companys capital needs, and there are no plans which would require the expenditure of capital beyond what is generated by operations. The business is not subject to seasonal fluctuations, and there are no significant elements of income or expense which do not arise from the continuing operations of the business. Management plans to grow the business through franchising. If successful, this plan will allow it to add new outlets without any capital expenditure, and to earn initial franchise fees and ongoing revenues from franchisees. Current plans call for the sale of the first franchises in early 2001. Given its current profitability and plans for expansion through franchising, management of NYBC foresees no probable trends or events that would adversely impact liquidity.



















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

Date: August 9, 2000                By: /s/ Dennis Greenfield
------------------            --------------------
                                    Dennis Greenfield
                                    President and Chief Financial Officer

















FINANCIAL DATA SCHEDULE:

PERIOD TYPE:                              6-MOS
FISCAL YEAR END:                          DEC-31-1999
PERIOD END:                               JUN-30-2000
CASH:                                     1,946
SECURITIES:                               0
RECEIVABLES:                              0
ALLOWANCES:                               0
INVENTORY:                                0
CURRENT ASSETS:                           8,037
PP&E:                                     0
DEPRECIATION:                             0
TOTAL ASSETS:                             8,037
CURRENT LIABILITIES:                      1,100
BONDS:                                    0
PREFERRED MANDATORY:                      0
PREFERRED:                                0
COMMON:                                   700
OTHER SE:                                 0
TOTAL LIABILITY AND EQUITY:               8,037
SALES:                                    0
TOTAL REVENUES:                           0
CGS:                                      0
TOTAL COSTS:                              1,100
OTHER EXPENSES:                           60
LOSS PROVISION:                           0
INTEREST EXPENSE:                         0
INCOME PRETAX:                            (1,160)
INCOME TAX:                               0
INCOME CONTINUING:                        (1,160)
DISCONTINUED:                             0
EXTRAORDINARY:                            0
CHANGES:                                  0
NET INCOME:                               (1,160)
EPS BASIC:                                (0.000134)
EPS DILUTED:                              (0.000134)

1

1