Form 10-K405
period 2000-12-31
CTI DIVERSIFIED HOLDINGS INC
filed 2001-04-17
CIK 1069489

     As filed with the Securities and Exchange Commission on April 17, 2001



                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)

[X]                   ANNUAL REPORT PURSUANT TO SECTION 13
                OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2000

                                       OR

[  ]                TRANSITION REPORT PURSUANT TO SECTION 13
                OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to
                               --------------    ------------------

                        Commission File Number 000-30095

                         CTI DIVERSIFIED HOLDINGS, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Delaware                                               33-0921967
------------------------------                               -------------------
State or other jurisdiction of                                (I.R.S. Employer
incorporation or organization                                Identification No.)

              1116-925 W. GEORGIA STREET, VANCOUVER, B.C., V6C 3L2
              ----------------------------------------------------
               (Address of principal executive offices) (Zip Code)

Registrant's telephone number, including area code (604) 646-6638

                       ----------------------------------

Securities registered pursuant to Section 12(b) of the Act:

Title of each class                    Name of each exchange on which registered
      None                                              None
-------------------                    -----------------------------------------

           Securities registered pursuant to Section 12(g) of the Act:
                    Common Stock, par value $.0001 per share
           -----------------------------------------------------------
                                (Title of class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes X   No
                                             ---     ---

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of voting stock held by non-affiliates of the registrant was $15,474,435 on April 12, 2001.

     Number of shares outstanding of the registrant's class of common stock as of April 12, 2001: 16,504,591.

                       DOCUMENTS INCORPORATED BY REFERENCE

Proxy Statement for 2001 Annual Meeting of Stockholders - Part III

                                EXPLANATORY NOTE

     THIS ANNUAL REPORT ON FORM 10-K CONTAINS PREDICTIONS, PROJECTIONS AND OTHER STATEMENTS ABOUT THE FUTURE THAT ARE INTENDED TO BE "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED (COLLECTIVELY, "FORWARD-LOOKING STATEMENTS"). FORWARD-LOOKING STATEMENTS INVOLVE RISKS AND UNCERTAINTIES. A NUMBER OF IMPORTANT FACTORS COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE IN THE FORWARD-LOOKING STATEMENTS. THESE FACTORS INCLUDE THE INABILITY TO SUCCESSFULLY DEVELOP AND COMMERCIALIZE PRODUCTS, THE COMPANY'S LIMITED OPERATING HISTORY AND CONTINUING OPERATING LOSSES, RECENT AND POTENTIAL DEVELOPMENT STRATEGIC ALLIANCES, THE OUTCOME OF PENDING LITIGATION, THE IMPACT OF ACQUISITIONS, ESTABLISHING AND MAINTAINING EFFECTIVE DISTRIBUTION CHANNELS, IMPACT AND TIMING OF LARGE ORDERS, PRICING PRESSURES IN THE MARKET, THE COMPANY'S LIQUIDITY AND CAPITAL RESOURCES, SYSTEMS FAILURES, TECHNOLOGICAL CHANGES, VOLATILITY OF SECURITIES MARKETS, GOVERNMENT REGULATIONS, AND ECONOMIC CONDITIONS AND COMPETITION IN THE GEOGRAPHIC AND THE BUSINESS AREAS WHERE WE CONDUCT OUR OPERATIONS. IN ASSESSING FORWARD-LOOKING STATEMENTS CONTAINED IN THIS ANNUAL REPORT ON FORM 10-K, READERS ARE URGED TO READ CAREFULLY ALL CAUTIONARY STATEMENTS - INCLUDING THOSE CONTAINED IN OTHER SECTIONS OF THIS ANNUAL REPORT ON FORM 10-K.

                                     PART I

ITEM 1.  BUSINESS.

GENERAL


     CTI Diversified Holdings, Inc., (formerly Unique Bagel Co., Inc.) ("CTI", the "Company" or the "Issuer") was incorporated under the laws of the State of Delaware on August 11, 1998. On January 10, 2001, the Company changed its name to CTI Diversified Holdings, Inc. The articles of incorporation of the Company authorize the issuance of fifty million (50,000,000) shares of Common Stock at a par value of $0.0001 per share.

     On August 11, 1998 the Company acquired nineteen percent (19%) of New York Bagel Company, Inc. ("NYBC") and an option to purchase the remaining eighty one percent (81%) of NYBC in exchange for 5,000,000 shares of common stock in the Issuer. The 19% interest in NYBC and the 81% option were acquired from Dennis Greenfield, who was, at the time of the acquisition the President and sole shareholder of NYBC and President and majority shareholder of the Issuer.

     On November 30, 2000, the Company sold its interests in NYBC back to Dennis Greenfield. The Company sold the 19% interest for its book value of $5,966 and the 81% option interest was sold for $100.

     Pursuant to a Share Purchase Agreement (the "Agreement") effective February 16, 2001, the Company acquired approximately 100% of the total issued and outstanding shares of Cobratech Industries, Inc., a British Columbia, corporation ("Cobratech"). The Agreement was approved by the unanimous consent of the Board of Directors and a majority of the shareholders of Cobratech on February 16, 2001.

     Under the terms of the Agreement the Company issued 6,000,000 shares of common stock issued to the selling shareholders of Cobratech.

     On January 11, 2001, the Company abandoned its business plan of implementing the business of NYBC, which developed, produced and marketed a line of bagels and other bread products and it adopted the business plan of Cobratech. Cobratech is engaged in providing leading North American IT, ISP, and ASP products and services for introduction and distribution into the Asian e-security, e-business and e-financial markets as well as providing consulting services for IT security. The Company has positioned itself in Asian markets through the opening of offices in Hong Kong, SAR, and Tokyo, Japan. The Company has also acquired IT Transit Limited, a professional services firm, delivering secured wireless IPsec-based VPN and infrastructure solutions, web-hosting, PKI and ASP services, with clients in both Hong Kong and Singapore. The Company acquired 100% of the total issued and outstanding shares of IT-Transit for US $250,000.


INDUSTRY BACKGROUND

     Information security or e-security solutions historically have been deployed primarily to protect corporate networks from erroneous and possibly malicious intrusion, and to preserve the integrity of data as it passed over insecure networks. It was typically the focus of businesses in security conscious or dependent industries such as banking, telecommunications, aerospace and defense. However, today e-security has become a fundamental requirement for conducting all forms of business, including but not limited to commerce and communications conducted through corporate intranets, extranets and other Internet based applications. Many organizations, in a wide range of industries, are conducting e-business as a means of reducing costs, competing more aggressively and more efficiently meeting increased business demands for speed, accuracy and delivery of information.

     With the rise in computer connectivity and the push to electronic commerce, organizations are becoming increasingly more exposed to the outside world via electronic means. Often these organizations lack the skills and time requirements needed to protect and secure their information assets. Periodicals and reference material such as Maximum Security, 2nd ed., have indicated that servers are often set up by non-technical individuals who inadvertently create numerous viable targets for hackers. As the number of servers supporting websites increases on a daily basis the security risks increase as well.

     E-business requires e-security to create and ensure the same trust relationships that currently exist on paper in the brick-and-mortar world, so organizations can conduct e-business with the same confidence with which they currently conduct traditional commerce. There are several essential requirements for e-security: (a) user identification and authentication; (b) access control and privilege management; (c) data privacy, integrity and authentication; and
(d) security administration and audit. The company's business plan is focused on the development and delivery of products and services that fulfill these essential requirements with a focus on the telecommunications sector.

SERVICES

    The Company provides professional security services in all of the following areas:

     o Security Policy development and review - In order to ensure that computer systems are used in an effective productive and secure manner, it is important that the owners, operators and users of these systems have a clear understanding of acceptable standards of use. Such an understanding can be gained as part of a comprehensive Security Policy. The security requirements of computer systems owned and operated by one organization will almost certainly differ from the requirements of another organization. It is therefore important that each organization formulates its own Security Policy. However, many organizations do not have the skills, resources or desire to develop such a Security Policy. In such cases the Company offers professional services to assist organizations in developing and maintaining a Security Policy. In the cases where an organization has an existing Security Policy, the Company offers professional services to review such a Security Policy with a focus on improving the Security policy with industry best-practices.

     o Security Architecture development and review - review and analysis of managerial, technical and operational controls in order to determine the availability, integrity, and confidentiality of electronic data. The analysis includes a review of security strategy and policies, attack threats and vulnerabilities, the structure of existing security components and an assessment of the customer's electronic data in order to determine what information warrants protection. It also includes a review of the technical and operational controls and an examination of any hosting security, networks, physical, external and Internet security such as: how the customer currently responds to security breaches, contingency plans for security breaches, personnel hiring practices, the customer's change control management, documentation of customer computer programming and the organization of internal responsibility for security. Once the customer's existing security has been assessed, the Company will then develop a security architecture (solution) designed to take into account the customer's business model, available technology and security industry practices

     o Security Architecture Implementation - The Company offers professional services to implement either an existing Security Architecture or one that it has developed for a customer. Typically various software and hardware as described under Products will also be utilized.

     o Security Administration and management - In the event that the Customer does not have the skills, resources or desire to maintain the security architecture on an ongoing basis, the Company will provide professional services in this regard particularly in the areas of firewall management, intrusion detection, VPN management (Virtual Private Network) and public key infrastructure management.

     o Security Outsourcing - The company offers professional services to completely outsource the computer security for its Customers including hardware, software and services.

     o Secure E-business consulting - The company assists Customers in designing and implementing secure E-business solutions particularly in the area of secure transaction processing. Key markets for the Company include financial services and healthcare.

     o Incidence Response - In the event of a customer's security breach, the Company provides professional services staff to undertake emergency analysis and repairs to the customer's system and security.

     o Security Education and Training - As security technology and methods change rapidly the Company offers custom and standard education and training to its Customers.

     o Business Continuity/Disaster Recovery - Assistance with the development of and/or an assessment of existing business continuity/disaster recovery plans and the development of improvements to present plans.

PRODUCTS

     Given the relatively new Internet security market, opportunity exists for the introduction of new security-related hardware or software products. In order to exploit this opportunity, the Company markets three categories of security-related hardware/software products:

     o exclusive distribution rights of JAWZ and other third-party products into Asia

     o distribution of other third-party security-related products into Asia, Europe and North America

     o internally developed or acquired products into Asia, Europe and North America





COMPETITION

     Information auditing services, security business planning, security plan implementation and security management are relatively new industries. Very few large size competitors exist and mainly small firms are providing the services at this time. However, large accounting and information technology firms represent potential competitive threats due to such firms' existing brand loyalty and access to resources.

GOVERNMENT REGULATION AND EXPORT CONTROLS

     Export restrictions on encryption technology above 64 bits are tightly controlled through the provisions of the Wassenaar Arrangement. The Wassenaar Arrangement is a 26 country agreement, including Canada and the United States, controlling the export of encryption technology to any destination outside of continental North America. This arrangement requires exporters of encryption technology to make an application prior to exportation. Applications for export under the agreement are evaluated on a case by case basis and considerable evaluation is done by both countries involved in the export review. The application process slows down the selling cycle and flow of trade of products by requiring compliance with the terms of the Wassenaar Arrangement.

ENVIRONMENTAL LAW

     No specific environmental laws are applicable to any of the products or business activity of the Company other than general environmental controls related to non-hazardous waste disposal. The Company does not have any specific environmental costs and all costs related to waste disposal are accounted for under general operating costs. Current environmental laws have no direct costs or effect on CTI business activities. Environmental costs related to non-hazardous waste disposal are incurred in the ordinary course of business.

EMPLOYEES

     As of April 12, 2001, CTI employs 15 full time employees and one part-time employee.

INSURANCE

     Cobratech maintains insurance coverage for business interruption, general liability and personal property.

ITEM 2.  PROPERTIES.

     Cobratech's head office is located in Vancouver, British Columbia under a
4.5 year sublease agreement expiring on August 30, 2004. The office is approximately 2,200 sq. feet with an annual base rent of $CDN 8.00 per square foot per year for the first 6 months, $CDN 11.00 per square foot for the next 24 months, and $CDN 14.00 per square foot for the remaining 24 months, plus operating costs.

     Cobratech's operation in Hong Kong is subject to a lease agreement with Harriman Leasing Limited. The lease agreement is for 3 years and expires on August 14, 2003. The monthly lease fee is approximately $10,200 plus operating costs and service charges.

     Cobratech's office in Tokyo, Japan is subject to a lease agreement with Tokyo Opera City Building Co., Ltd. The lease agreement is for 14 months and expires on March 31, 2002. The monthly lease fee is approximately $23,000 plus operating costs and taxes.

ITEM 3.  LEGAL PROCEEDINGS.

     None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     On December 2, 2000, the Company submitted to a vote of security holders the terms of a share purchase agreement to purchase all of the issued and outstanding shares of Cobratech Industries, Inc. The terms of the share purchase agreement were unanimously approved by 71% of the security holders of the Corporation.

                      EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table sets forth the names, ages and positions of the current executive officers of the Company.

Name                       Age         Position
----                       ---         --------
Stephen Koltai             55          Chairman, President, Secretary, Treasurer
Rene Palsenbarg            42          Director
Robert J. Kubbernus        41          Director


     STEPHEN KOLTAI, Chairman, President, Secretary, Treasurer -- Mr. Koltai brings to CTI over 25 years in sales marketing and top-level senior management experience in retail, financial, service and high tech industries in North America and Asia. On April 20, 1999 Mr. Koltai was appointed secretary of Cobratech Industries Ltd. On November 29, 2000, Mr. Koltai was appointed a director and was appointed Chairman and CEO of Cobratech. Prior to joining Cobratech, Mr. Koltai founded a Vancouver-based high tech company which marketed remote data collection and communication solutions to major corporate end users. He later took his company public and expanded his market into Asia by opening in Hong Kong and was the Director of Koltai Holdings Ltd., an investment holding company.


     RENE PALSENBARG, Director -- Mr. Palsenbarg is the executive vice president of a Canadian corporate finance business that specializes in assisting selected businesses in their private investment capital raising efforts. Mr. Palsenbarg has extensive business experience, including background in real estate and development portfolios. From 1999 to present he has been employed by Synovva Ventures as Executive Vice President. Prior to joining Synovva he was the Vice President of Charlwood Pacific Properties.


     ROBERT J. KUBBERNUS, Director -- Mr. Kubbernus has served as Chairman of the Board, Chief Executive Officer and President of JAWZ Inc., and information security company listed on the NASDAQ National Board since October 1997. Mr. Kubbernus' primary responsibilities have been to oversee security product developers, provide executive direction and develop key contacts with governmental authorities, investors, clients, insurance underwriters and the investment community for JAWZ. From October 1992 to September 1997, Mr. Kubbernus held the position of President and Chief Executive Officer of Bankton Financial Corporation, a company which provides business and lending advisory services, where he led a team of corporate financial consultants who specialized in the placement of debt instruments with institutional and private lenders.



                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     As of April 12, 2001, there were approximately 55 shareholders of record of CTI common stock. CTI common stock is currently listed for trading on the NASD OTC BB under the symbol "CDHI." The following table sets forth the high and low bid prices for CDHI common stock as reported by the NASD OTC Bulletin Board since December 29, 2000. It should be noted that such over-the-counter quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transaction prices.

Period                         Price Range -- High           Price Range -- Low
------                         -------------------           ------------------
Fourth Quarter 2000                 $ 2.00                        $ 1.98



     On April 12, 2001, the last reported sales price for shares of CDHI common stock was $1.25 per share.

ITEM 6.  SELECTED FINANCIAL DATA.

Summary Financial Information

     (a)  Summary Financial Information

     The following table sets forth selected financial data of the Company for the periods indicated. The selected financial data for the years ended December 31, 1998, 1999 and 2000 have been derived from the Company's audited financial statements, which appear elsewhere in this Annual Report. The following unaudited summary financial information, in the opinion of management, has been prepared on the same basis as the audited financial statements and contains all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial condition and results of operations for such periods. The table sets forth, in U.S. dollars, the selected financial data as prepared in accordance with U.S. generally accepted accounting principles ("U.S. GAAP").

     The results for the periods presented are not necessarily indicative of the results that may be expected for any future period. The financial data should be read in conjunction with "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Financial Statements of the Company and Notes thereto included elsewhere in this Annual Report.


                                                  YEAR ENDED DECEMBER 31ST
                                           ------------------------------------
STATEMENT OF LOSSES                            2000         1999         1998
                                             -------      --------     -------

REVENUE                                             0            0            0
OPERATING EXPENSES
Selling, General and administration             9,574        2,994            0
Total operating expenses                        9,574        2,994            0
NET LOSS FOR THE YEAR                          (9,474)      (2,994)          (0)
                                            =========    =========    =========
Weighted Average Shares Outstanding         9,492,917    9,625,000    5,500,000
NET LOSS PER COMMON SHARE                      (0.001)      (0.003)           0


                                                     AS OF DECEMBER 31ST
                                           -------------------------------------
BALANCE SHEET                                  2000        1999           1998
                                              ------      ------          ----
Total Assets                                     125       8,097        11,091
Total Liabilities                              1,500           0             0
Total Shareholders Equity (Deficit)           (1,375)      8,097        11,091



     (b)  U.S. Dollar Exchange Rates

     The company reports results in US dollars.

     (c)  Dividends

     The Company has not paid any cash dividends since its inception. The Company does not intend to pay cash dividends in the foreseeable future, but intends to retain earnings, if any, for use in its business operations.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

     The purpose of this section is to discuss and analyze CTI's results of operations. In addition, some analysis and information regarding CTI's financial condition and liquidity and capital resources is provided. This analysis should be read jointly with the financial statements, related notes, and the cautionary statement regarding forward-looking statements, which appear elsewhere in this filing.


RESULTS OF OPERATIONS

     Since the Company's inception, and prior to the closing of the Agreement with Cobratech on February 16, 2001, there have not been any significant Company operations other than management of the investment in NYBC, corporate maintenance activities, capital raising efforts, the preparation and filing of the Company's Registration Statement on

Form 10-SB and the negotiation of the acquisition of Cobratech Industries Inc. These negotiations and corporate maintenance activities have produced the following results:

     o Registration Statement on Form 10-SB filed with the SEC effective June 8, 2000.

     o   Developing NASD OTC-BB relationships; and

     o Acquisition of Cobratech Industries Inc. -- completed effective February 16, 2001.

     The Company had a loss for the year ended December 31, 2000 of $9,474, compared to $2,994 for 1999 and nil for 1998. The general and administrative costs for 2000 were $9,574, $2,994 for 1999 and nil for 1998. The general and administrative costs incurred relate to legal, audit, accounting and consulting fees in conjunction with the corporate activities noted above.

     The company's balance sheet for the year ended December 31, 2000 reflected total assets of $125 compared to $8,097 at December 31, 1999. During 2000, the company sold its 19% investment in NYBC for the carrying value of the investment of $5,966. The Company also sold its option to acquire the remaining 81% of NYBC for $100.

     The Company had total liabilities of $1,500 at December 31, 2000, compared to nil at December 31, 1999 and at December 31, 1998.

     LIQUIDITY AND CAPITAL RESOURCES

     In fiscal 2000, the net cash used in operations was $8,074 as compared with $2,994 in 1999. Cash used in operations in fiscal 2000 consisted primarily of a $9,474 loss offset in part by a $1,500 change in non-cash working capital balances, and a $100 gain on the sale of the Company's option in NYBC.

     In fiscal 2000, the Company generated cash of $6,066 from the sale of its investments in NYBC.

     Capitalization -- On March 17, 2000 the Company approved a two for one forward split on all shares of the Company's common stock. After the stock split, the issued and outstanding common stock of the Company was 22,000,000 shares.

     On March 17, 2000, 5,000,000 common shares held by Dennis Greenfield, President and Director, were cancelled, leaving 15,000,000 common shares outstanding.

     On August 11, 2000, 20,000 common shares were granted to Lorelie Capul, Secretary and Director of the company as recognition for her service to the Company on her second anniversary with the Company.

     On December 4, 2000, the Board of Directors of the company approved a stock dividend of 5.25 shares for every one share. After the dividend, the total issued and outstanding common stock of the Company was 36,855,000.

     On January 1, 2001, 5,000 common shares were issued to Daniel G. Chapman and Sean P. Flanagan as partial payment for legal services performed on the Company's behalf.

     On February 15, 2001, 26,355,000 shares of the Company owned by Rene Palsenbarg, the sole officer at that time, were cancelled and returned to the authorized but unissued shares of the Company.

Acquisition of Cobratech -- Throughout February and March 2001, pursuant to the Agreement, the Company issued 6,000,000 common shares to the shareholders of Cobratech as consideration for the shares of Cobratech.

     As of December 31, 2000 Cobratech had approximately $59,000 of Cash compared to $139,000 at December 31, 1999. Cobratech had total assets of approximately $900,000 at December 31, 2000, compared to $150,000 at December 31, 1999. The total liabilities of Cobratech were approximately $1,320,000 at December 31, 2000, compared with $112,000 at December 31, 1999.

     During 2000, Cobratech issued 6,988,700 shares of common stock through a private placement and raised approximately $1,710,000.

     On October 24, 2000, Cobratech issued a promissory note to Unity Wireless Corporation for $200,000. The promissory note bears interest at a rate of one percent per month. On January 10, 2001 Cobratech repaid $100,000 of the promissory note. Cobratech has agreed to repay the balance, plus accrued interest, in nine equal instalments commencing April 30, 2001. The promissory note is secured by a general security agreement covering all of the personal property, assets and undertakings of Cobratech.

     At December 31, 2000 the amounts owing to directors and officers of Cobratech totalled approximately $315,000. The amount represents consulting fees, amounts paid on behalf of the company, and advances to the company. The $315,000 in loans do not bear interest and have no specific terms of repayment.

     On November 15, 2000, Cobratech issued a promissory note to Manado Development Ltd ("Manado") for $610,000. On January 3, 2001, Cobratech issued an additional promissory note to Manado for $390,000. The promissory notes bear interest at 8% per annum, compounded monthly. The promissory notes are convertible into common stock of the Company at the option of Manado at a price of $2 per share.

     During the period January 29, 2001 to April 12, 2001, Manado advanced an additional $400,000 to Cobratech. The advances are non-interest bearing with no set terms of repayment. Cobratech will issue additional convertible promissory notes to evidence these latest advances.

     During the period March 1, 2001 to April 12, 2001, certain Directors and officers of Cobratech advanced the company $105,000. The advances are non-interest bearing with no set terms of repayment.

     On February 15, 2001, the Company signed a letter of intent to acquire 4,400,000 units of Sentry Telecom Systems Inc. ("Sentry"), a British Columbia company, at $0.25 USD per unit. Each unit consists of one common share and one share purchase warrant. Cobratech loaned $180,000 to Sentry, during the period February 16, 2001 to April 12, 2001, and received five (5) promissory notes totaling $180,000. The promissory notes bear interest at prime plus 5% per annum and are due on demand. The company has agreed that upon completion of the transactions contemplated in the letter of intent that the interest owing on the Promissory Notes will be forgiven and the principal of the loans will be applied towards the purchase of the units.

PROVISION FOR INCOME TAXES

     The Company has not recorded a provision for income taxes due to current and previously incurred losses, credits and costs.

QUARTERLY RESULTS OF OPERATIONS

     Since the Company's inception, and prior to the closing of the Agreement with Cobratech on February 16, 2001, there have not been any significant Company operations other than management of the investment in NYBC, corporate maintenance activities, capital raising efforts, the preparation and filing of the Company's Registration Statement on Form 10-SB and negotiating the acquisition of Cobratech Industries Inc. Accordingly, quarterly results are minimal and provide minimal valuable data to assist in disclosing the financial condition of the Company or its results of operations.

     The Company's quarterly results of operations will fluctuate. In addition, quarterly revenues can be expected to vary significantly due to the development phase of the Company's business, the rate of development of new markets, the degree of market acceptance of new products and services, increased competition and the general strength of domestic and international economic conditions.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     The Company has determined its market risk exposures, which arise primarily from exposures to fluctuation in interest rates and exchange rates. The Company transacts business in Hong Kong Dollars, Japanese Yen, Canadian Dollars and US Dollars. Management believes that exchange rate risk surrounding these transactions will not materially or adversely affect the Company's future earnings. The Company does not use derivative financial instruments to manage risks or for speculative or trading purposes.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     The financial statements filed as part of this Annual Report on Form 10-K are provided under Item 14 below.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     Following the transaction with Cobratech Industries Ltd., the Company's principal accountant was dismissed on April 12, 2001. and was replaced by a Chartered Accountant located closer to the corporate head office of Cobratech. The decision to change accountants was approved by the board of directors of the Company.

     There were no disagreements with the former accountant on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to the former accountant's satisfaction, would have caused it to make reference to the subject matter of the disagreement(s) in connection with its report.

     A new accountant has been engaged as the principal accountant to audit the issuer's financial statements. The new accountant is David J. Maxwell Ltd., Chartered Accountant and was engaged as of April 12, 2001. Neither the Company nor anyone acting on its behalf consulted the new accountant regarding:


     1. The application of accounting principles to a specific completed or contemplated transaction, or the type of audit opinion that might be rendered on the small business issuer's financial statements, as part of the process of deciding as to the accounting, auditing or financial reporting issue, or

     2. Any matter that was the subject of a disagreement or event identified in above.

     The Company has provided the former accountant with a copy of the disclosures it is making in response to this Item. The Company has requested the former accountant to furnish a letter addressed to the Commission stating that it agrees with the statements made by the Company. The Company has filed the letter as an exhibit to the 10-K containing this disclosure.


                                    PART III

ITEMS 10-13.

     The information required for Part III in this Annual Report on Form 10-K is incorporated by reference from the Company's definitive proxy statement for the Company's 2001 Annual Meeting of Stockholders. Such information will be contained in the sections of such proxy statement captioned "Stock Ownership of Certain Beneficial Owners and Management," "Election of Directors," "Board and Committee Meetings," "Compensation for Directors," "Compensation for Executive Officers" and "Certain Relationships and Related Transactions." Information regarding executive officers of the Company is also furnished in Part I of this Annual Report on Form 10-K under the heading "Executive Officers of the Registrant."

                                     PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

     (a) (1) Financial Statements -- CTI's Financial Statements as of December 31, 2000 and 1999 and for each of the two years in the period ended December 31, 2000. See pages 1 through 7, which are included herein.

     (a) (2) Financial Statement Schedules -- All schedules are omitted because they are inapplicable, not required or the information is included in the financial statements or the notes thereto.

     (a) (3) Exhibits -- The exhibits listed in the Exhibit Index immediately preceding the exhibits are filed as part of this Annual Report on Form 10-K.

     (b) The following Current Reports on Form 8-K were filed by the Company during the last quarter of the period covered by this report:

     (1) None.

                         CTI DIVERSIFIED HOLDINGS, INC.

                        (FORMERLY UNIQUE BAGEL CO., INC.)

                            (A DELAWARE CORPORATION)

                              FINANCIAL STATEMENTS

              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

                         CTI DIVERSIFIED HOLDINGS, INC.

                        (FORMERLY UNIQUE BAGEL CO., INC.)

                            (A DELAWARE CORPORATION)

                              FINANCIAL STATEMENTS

              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998




                                      INDEX

                                                                            PAGE
INDEPENDENT AUDITOR'S REPORT                                                  1

BALANCE SHEET                                                                 2

STATEMENT OF LOSS                                                             3

STATEMENT OF CASH FLOWS                                                       4

STATEMENT OF STOCKHOLDERS' DEFICIENCY                                         5

NOTES TO THE FINANCIAL STATEMENTS                                           6-7


                          INDEPENDENT AUDITOR'S REPORT



TO     THE STOCKHOLDERS AND BOARD OF DIRECTORS
       CTI DIVERSIFIED HOLDINGS, INC.
       (FORMERLY UNIQUE BAGEL CO., INC.)





I have audited the balance sheet of CTI Diversified Holdings, Inc. (Formerly Unique Bagel Co., Inc.) as at December 31, 2000, 1999 and 1998 and the statements of loss, stockholders' deficiency, and cash flows for the years then ended. These financial statements are the responsibility of the company's management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with generally accepted auditing standards. Those standards require that I plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.


In my opinion, these financial statements present fairly, in all material respects, the financial position of the company as at December 31, 2000, 1999 and 1998 and the results of its operations and its cash flows for the years then ended in accordance with generally accepted accounting principles.







April 12, 2001                                       /s/ "David J. Maxwell Ltd."
                                                         -----------------------
Surrey, BC, Canada                                       CHARTERED ACCOUNTANT

                         CTI DIVERSIFIED HOLDINGS, INC.
                        (FORMERLY UNIQUE BAGEL CO., INC.)
                            (A DELAWARE CORPORATION)
                                  BALANCE SHEET
                        DECEMBER 31, 2000, 1999 AND 1998


                                                   2000       1999        1998
                                                 --------    -------    -------
                                     ASSETS
CURRENT ASSETS
    Cash                                         $     --    $ 2,006    $ 5,000

    ORGANIZATION COSTS                                125        125        125

INVESTMENT IN NEW YORK BAGEL CO., INC.                 --      5,966      5,966
                                                 --------    -------    -------
                                                 $    125    $ 8,097    $11,091
                                                 ========    =======    =======

                                   LIABILITIES


CURRENT LIABILITIES
    Accounts payable and accrued liabilities     $  1,500    $    --    $    --
                                                 --------    -------    -------


                            STOCKHOLDERS' DEFICIENCY


    CAPITAL STOCK (Note 2)                          3,685      1,100        550

    CONTRIBUTED SURPLUS                             7,408      9,991     10,541

    DEFICIT                                       (12,468)    (2,994)        --
                                                 --------    -------    -------
                                                   (1,375)     8,097     11,091
                                                 --------    -------    -------

                                                 $    125    $ 8,097    $11,091
                                                 ========    =======    =======




APPROVED BY THE DIRECTORS


DIRECTOR: /s/ "Stephen Koltai"
              -----------------


DIRECTOR: /s/ "Rene Palsenbarg"
              -----------------


  (The accompanying notes form an integral part of these financial statements)

                         CTI DIVERSIFIED HOLDINGS, INC.
                        (FORMERLY UNIQUE BAGEL CO., INC.)
                            (A DELAWARE CORPORATION)

                                STATEMENT OF LOSS
              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998


                                                   2000       1999      1998
                                                 -------    -------    -------



EXPENSES
    General and administrative                   $ 9,574    $ 2,994    $    --
                                                 -------    -------    -------


LOSS BEFORE OTHER INCOME                          (9,574)    (2,994)

OTHER INCOME
    Gain on disposal of investments                  100         --         --
                                                 -------    -------    -------
    LOSS FOR THE YEAR                            $(9,474)   $(2,994)   $    --
                                                 =======    =======    =======

                         CTI DIVERSIFIED HOLDINGS, INC.
                        (FORMERLY UNIQUE BAGEL CO., INC.)
                            (A DELAWARE CORPORATION)

                             STATEMENT OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

                                                   2000        1999       1998
                                                 -------     -------     ------

CASH FLOWS FROM OPERATING ACTIVITIES
    Net (loss) for the year                      $(9,474)    $(2,994)    $   --
    (Gain) on disposal of investments               (100)         --         --
                                                 -------     -------     ------
                                                  (9,574)     (2,994)        --
    CHANGES IN NON-CASH WORKING CAPITAL
    Accounts payable and accrued liabilities       1,500          --         --
                                                 -------     -------     ------
                                                  (8,074)     (2,994)        --
                                                 -------     -------     ------

CASH FLOWS FROM FINANCING ACTIVITIES
    Subscribed capital                                 2          --      5,000

CASH FLOWS FROM INVESTING ACTIVITIES
    Investment in New York Bagel, Inc.             6,066          --         --
                                                 -------     -------     ------

    DECREASE IN CASH                              (2,006)     (2,994)     5,000

    CASH, beginning of year                        2,006       5,000         --
                                                 -------     -------     ------

    CASH, end of year                            $    --     $ 2,006     $5,000
                                                 =======     =======     ======

                         CTI DIVERSIFIED HOLDINGS, INC.
                        (FORMERLY UNIQUE BAGEL CO., INC.)
                            (A DELAWARE CORPORATION)

                      STATEMENT OF STOCKHOLDERS' DEFICIENCY
          FROM AUGUST 11, 1998 (DATE OF INCEPTION) TO DECEMBER 31, 2000


                                                                        DEFICIT
                                                                     ACCUMULATED
                                                                      DURING THE
                                            COMMON         STOCK     DEVELOPMENT     CONTRIBUTED
                                            SHARES        AMOUNT        STAGE          SURPLUS
                                         -----------     -------     -----------     -----------
Shares issued to acquire 19% of
New York Bagel Co., Inc. and
to pay organization cost of $125
on August 11, 1998 valued at par
value $0.001 per share                    5,000,000      $   500      $     --         $ 5,591

Issuance of 500,000 common shares
in August 1998 at $0.01 per share           500,000           50            --           4,950
                                         ----------      -------      --------         -------

Balance, December 31, 1998                5,500,000          550            --          10,541

Two for one stock split
on March 31, 1999                         5,500,000          550            --            (550)

Net loss for the year ended
December 31, 1999                                --           --        (2,994)             --
                                         ----------      -------      --------         -------

Balance, December 31, 1999               11,000,000        1,100        (2,994)          9,991

Two for one stock split
on March 17, 2000                        11,000,000        1,100            --          (1,100)

Cancellation of shares
 in March 2000                          (15,000,000)      (1,500)           --           1,500

Issuance of 20,000 common
shares on August 11, 2000 in
consideration of directors' fees             20,000            2            --              --

Stock dividend on December 12,
2000: 5.25 for one                       29,835,000        2,983            --          (2,983)

Net loss for the year ended
December 31, 2000                                --           --        (9,474)             --
                                         ----------      -------      --------         -------

Balance, December 31, 2000               36,855,000      $ 3,685      $(12,468)        $ 7,408
                                         ==========      =======      ========         =======


                         CTI DIVERSIFIED HOLDINGS, INC.
                        (FORMERLY UNIQUE BAGEL CO., INC.)
                            (A DELAWARE CORPORATION)

                        NOTES TO THE FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998



1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         The company follows accounting principles generally accepted in the United States in preparing its financial statements. The significant accounting policies used are as follows:

         a)    FINANCIAL INSTRUMENTS

         The financial instruments of the company consist of cash, accounts payable and accrued liabilities. Unless otherwise noted, it is management's opinion that the company is not exposed to significant currency or credit risks arising from these financial instruments. The fair values of these financial instruments approximate their carrying values, unless otherwise noted.

         b)    BASIS OF PRESENTATION

         The financial statements presented are those of CTI Diversified Holdings, Inc. (formerly Unique Bagel Co., Inc) (the "Company"). The Company was incorporated on August 11, 1998 in the state of Delaware to be a diversified holding company.

         c)    DEVELOPMENT STAGE ENTERPRISE

         The Company is in the development stage of its existence and has had no sales since inception. The future of the Company will depend upon its ability to raise financing and successfully market its products and services. Although the successful resolution of these uncertainties is not assured, management is of the opinion that they will be able to negotiate adequate financing to allow the Company to continue its operations.

         d)    INCOME TAXES

         The Company accounts for income taxes using Statement of Financial Accounting Standard No. 109; the liability method is used in accounting for income taxes.

         e)    EARNINGS PER SHARE

         The company has had no operations to date and, accordingly, no earnings per share.

         f)    ESTIMATES AND ASSUMPTIONS

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and revenues and expenses during the reporting period. Actual results could differ from these estimates.

2.       CAPITAL STOCK


                                                                                2000      1999    1998
                                                                               ------    -----    ----

         Authorized:
           50,000,000 Common shares with a par value of $0.0001

         Subscribed capital:
           36,855,000 (1999-11,000,000) (1998-5,500,000) common shares         $3,685    $1,100   $550
                                                                               ======    ======   ====


 3.      SUBSEQUENT EVENTS

         On January 4, 2001 the Company issued 5,000 common shares of S-8 stock for legal services performed.

         On January 10, 2001 a Certificate of Amendment was filed with the Secretary of State of Delaware to change the name of the Company from Unique Bagel Co., Inc. to CTI Diversified Holdings, Inc.

         On February 7, 2001 26,355,000 shares of common stock were cancelled.

         On February 15, 2001 the Company entered into a letter of intent with Sentry Telecom Systems, Inc ("Sentry"). Under the terms of the letter of intent the Company will acquire 4,400,000 units of Sentry, each unit being composed of 1 common share and 1 warrant. If the Company exercises the warrants, it will own 51% of the then issued and outstanding shares of Sentry.

         Subsequent to the year end the Company acquired a 100% interest in CobraTech Industries Inc. ("CobraTech"), a British Columbia corporation. The acquisition was made by issuance of 6,000,000 common shares in exchange for 11,413,700 shares of CobraTech.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 17th day of April, 2001.

                                          CTI DIVERSIFIED HOLDINGS INC.


Date:  April 17, 2001                     By:  /s/ "Stephen Koltai"
                                          --------------------------------------
                                          Stephen Koltai, Chairman of the Board,
                                          Chief Executive Officer and Director



     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.





       SIGNATURE                                      TITLE                          DATE
       ---------                                      -----                          ----


/s/ "Stephen Koltai"                    Chairman of the Board,                  April 17, 2001
--------------------------------------- President, Secretary, Treasurer
Stephen Koltai                          (Principal Executive Officer)



/s/ "Rene Palsenbarg"                   Director                                April 17, 2001
---------------------------------------
Rene Palsenbarg



/s/ "Robert J. Kubbernus"               Director                                April 17, 2001
---------------------------------------
Robert J. Kubbernus


                                  EXHIBIT INDEX

     The following exhibits are filed as part of this Annual Report on Form
10-K.

2.0 Share Purchase Agreement dated, for reference, December 20, 2000, between the persons defined as Vendors and as listed in Schedule "A" to the agreement, Cobratech Industries Inc., and Unique Begal Co., Inc. (1)

3.1.1 Articles of Incorporation of Unique Bagel Co., Inc. a Delaware corporation (now CTI Diversified Holdings, Inc.) dated August 11, 1998.(2)

3.1.2 Certificate of Amendment of the Certificate of Incorporation of Unique Bagel Co., Inc., a Delaware corporation dated January 10, 2001, changing the name Unique Bagel to CTI Diversified Holdings, Inc. (1)

3.1.3 Memorandum of Incorporation of Cobra Energy Ltd., a British Columbia corporation, dated October 24, 1997. (1)


3.1.4 Altered Memorandum of Cobra Energy Ltd., a British Columbia corporation, dated September 7, 1999, changing the name Cobra Energy Ltd., to Cobratech Industries Inc. (1)

3.2 Bylaws of Unique Bagel Co., Inc. (now CTI Diversified Holdings, Inc., a Delaware corporation), dated August 11, 1998. (3)

3.2.1 Bylaws/Articles of Cobra Energy Ltd., a British Columbia corporation, dated October 24, 1997. (1)

16.0      Robert Bliss CPA, PC - Letter re: Change in Certifying Accountant (1)

21.1      Schedule of Subsidiaries of CTI Diversified Holdings, Inc. (1)

23.1      Consent of David J. Maxwell Ltd. (1)

------------

(1)  Filed herewith.

(2) Incorporated by reference to Exhibit 2.2 of the Company's Form 10SB12G (File No. 000-30095), filed with the SEC on March 24, 2000.

(3) Incorporated by reference to Exhibit 3.1 of the Company's Form 10SB12G (File No. 000-30095), filed with the SEC on March 24, 2000.