Form 10-K/A
period 2000-12-31
CTI DIVERSIFIED HOLDINGS INC
filed 2001-05-01
CIK 1069489

     As filed with the Securities and Exchange Commission on April 30, 2001



                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K/A

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

                                    PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
          PERSONS

     The following table sets forth the names, ages and positions of the current executive officers of the Company.

Name                       Age         Position
----                       ---         --------
Stephen Koltai.........     55         Chairman, President, Secretary, Treasurer
Rene Palsenbarg........     42         Director
Robert J. Kubbernus....     41         Director


     STEPHEN KOLTAI, Chairman, President, Secretary, Treasurer- Mr. Koltai brings to CTI over 25 years in sales marketing and top-level senior management experience in retail, financial, service and high tech industries in North America and Asia. On April 20, 1999 Mr. Koltai was appointed secretary of Cobratech Industries Ltd. On November 29, 2000, Mr. Koltai was appointed a director and was appointed Chairman and CEO of Cobratech. Prior to joining Cobratech, Mr. Koltai founded a Vancouver-based high tech company which marketed remote data collection and communication solutions to major corporate end users. He later took his company public and expanded his market into Asia by opening in Hong Kong and was the Director of Koltai Holdings Ltd., an investment holding company.

     RENE PALSENBARG, Director - Mr. Palsenbarg is the executive vice president of a Canadian corporate finance business that specializes in assisting selected businesses in their private investment capital raising efforts. Mr. Palsenbarg has extensive business experience, including background in real estate and development portfolios.

     ROBERT J. KUBBERNUS, Director. - Mr. Kubbernus has served as Chairman of the Board, Chief Executive Officer and President of JAWZ Inc., an information security company listed on the NASDAQ National Board since October 1997. Mr. Kubbernus' primary responsibilities have been to oversee security product developers, provide executive direction and develop key contacts with governmental authorities, investors, clients, insurance underwriters and the investment community for JAWZ. From October 1992 to September 1997, Mr. Kubbernus held the position of President and Chief Executive Officer of Bankton Financial Corporation, a company which provides business and lending advisory services, where he led a team of corporate financial consultants who specialized in the placement of debt instruments with institutional and private lenders.


ITEM 11.  EXECUTIVE COMPENSATION

     Summary Compensation Table - The following table sets forth certain information with respect to the annual and long-term compensation for the last three fiscal years of the Company's President and Chief Executive Officer and the Company's other executive officers (including former executive officers) whose total annual salary and bonus for 2000 exceeded $100,000.

                           SUMMARY COMPENSATION TABLE

                                                                           Long-Term
                                                                          Compensation
                                            Annual Compensation              Awards
                                       -------------------------------    ------------
                                                          Other Annual     Securities     All Other
                                       Salary    Bonus    Compensation     Underlying    Compensation
Name and Principal Position     Year     ($)      ($)          ($)        Options/SARs       ($)
---------------------------     ----   ------   -------   ------------    ------------   ------------
Dennis Greenfield...........    2000      0          --           --             --             --
Past President,                 1999      0          --           --             --             --
Director                        1998      0          --           --             --             --

Lorelie Capul...............    2000      0     $40,600           --             --             --
Secretary, Director(1)

---------------
(1) On August 11, 2000, 20,000 shares were issued to Lorelie Capul in recognition for her service to the Company. On January 12, 2001, these shares had a market value of $40,600 USD.


    The Issuer paid no cash compensation to its officers and directors. However both directors received their pro-rata cash compensation from NYBC for their services to that company during the year. In the past, Mr. Greenfield received a salary of 1,200,000 pesos per year (approximately $30,000 USD per year) from NYBC. Ms. Capul received a salary of 117,000 pesos per year (approximately $2,925 USD per year) from NYBC.

    There is no annuity, pension or retirement benefits currently to be paid to officers, directors or employees of the Company in the event of retirement.

     Option Grant Table -- As of December 31, 2000 and to date the Company has not granted any options.

     Year End Option Table -- As of December 31, 2000 and to date the Company has not granted any options.

    Summary Compensation Table (Cobratech ) -- The following table sets forth certain information with respect to the annual and long-term compensation for the last three fiscal years of the wholly owned subsidiary of the Company, Cobratech. This table contains information for the Cobratech President and Chief Executive Officer and the Company's other executive officers (including former executive officers) whose total annual salary and bonus for 2000 exceeded $100,000.


                           SUMMARY COMPENSATION TABLE

                                                                            Long-Term
                                                                           Compensation
                                             Annual Compensation              Awards
                                       --------------------------------    ------------
                                                           Other Annual     Securities     All Other
                                       Salary     Bonus    Compensation     Underlying    Compensation
Name and Principal Position     Year     ($)       ($)          ($)        Options/SARs       ($)
---------------------------     ----   -------   -------   ------------    ------------   ------------
Stephen Koltai..............    2000   290,000       --           --             --             --
Past President,                 1999         0       --           --             --             --
Director                        1998         0       --           --             --             --


ITEM 12.  STOCK OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The following table sets forth certain information, as of April 12, 2001, with respect to any person (including any "group," as that term is used in Section 13(d)(3) of the Securities Exchange Act of 1934, as amended (the "Exchange Act")) who is known to the Company to be the beneficial owner of more than five percent of any class of the Company's voting securities, and as to those shares of the Company's equity securities beneficially owned by each of its directors, the executive officers of the Company and all of its directors and executive officers as a group. Unless otherwise specified in the table below, such information, other than information with respect to the directors and officers of the Company, is based on a review of statements filed, with the Securities and Exchange Commission (the "Commission") pursuant to Sections 13(d), 13(f), and 13(g) of the Exchange Act with respect to the Company's Common Stock. As of March 31, 2001, there were 16,500,000 shares of Common Stock outstanding.

    The number of shares of Common Stock beneficially owned by each person is determined under the rules of the Commission and the information is not necessarily indicative of beneficial ownership for any other purpose. Under such rules, beneficial ownership includes any shares as to which such person has sole or shared voting power or investment power and also any shares which the individual has the right to acquire within 60 days after March 31, 2001 through the exercise of any stock option, warrant or other right. Unless otherwise indicated, each person has sole investment and voting power (or shares such power with his or her spouse) with respect to the shares set forth in the following table. The inclusion herein of any shares deemed beneficially owned does not constitute an admission of beneficial ownership of those shares.

                                              NUMBER OF SHARES        PERCENT OF
NAME AND ADDRESS OF BENEFICIAL OWNER         BENEFICIALLY OWNED        CLASS(3)
---------------------------------------      ------------------       ----------
John Anderson                                    1,024,725               6.2%
3106 West 5th Avenue, Vancouver, BC

Bill Calsbeck                                    1,024,725               6.2%
5883 Walker Avenue
Burnaby, BC V5E 3B3

JAWZ Inc.                                        1,051,368               6.3%
400, 630 -- 8th Ave
Calgary, Alberta

Stephen Koltai                                   1,024,225               6.2%
1563 Lodgepole Place
Coquitlam, BC
V3B 2V99(2)

---------------
(2)  Officer & Director.
(3) Percent of Ownership is calculated in accordance with the Securities and Exchange Commission's Rule 13d -3(d)(1).


                      REPORT OF THE COMPENSATION COMMITTEE

     The Board of Directors has not yet determined the members of the Compensation Committee but expect to do in conjunction with the Annual General Meeting of the Company. The Compensation Committee will be responsible for determining the compensation and benefit packages of each executive officer and recommending it to the Company's board of directors.

     The Compensation Committee will set the compensation for executive officers and establishe compensation policies for the Company's Chief Executive Officer and all other executive officers of the Company. Certain decisions of the Compensation Committee will be subject to approval of the Company's board of directors.

     The Company's executive compensation program will be designed to promote the achievement of the Company's business goals, and, thereby, to maximize corporate performance and stockholder returns. Executive compensation consists of a combination of base salary and stock-based incentives. The Compensation Committee considers stock incentives to be a critical component of an executive's compensation package in order to help align executive interests with stockholder's interests.

Compliance with Internal Revenue Code Section 162(m)

     Section 162(m) of the Internal Revenue Code of 1986, as amended (the "Code"), enacted in 1993, generally disallows a tax deduction to public companies for compensation over $1 million paid to the corporation's Chief Executive Officer and four other most highly compensated executive officers. Qualifying performance compensation will not be subject to the deduction limit if certain requirements are met. The Company intends to structure the performance-based portion of the compensation of its executive officers (which currently consists of stock option grants and performance based bonuses described above), in a manner that complies with the new statute to mitigate any disallowance of deductions.


          COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     The are presently no members of the compensation committee and the Company is identifying potential candidates who have not been an officer or employee of the Company or any subsidiary of the Company, or have any relationship with the Company that would require disclosure under Item 404 of Regulation S-K under the Exchange Act.

                          COMPARATIVE STOCK PERFORMANCE

     The first day of trading for the company's stock was in January, 2001. There is no comparative stock data at this time that would indicate a trend when compared with comparable indexes.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS PROMOTERS


PURCHASE OF COBRATECH INDUSTRIES INC.

     On February 16, 2001, Company entered into an agreement with the shareholders of Cobratech Industries Inc., to purchase all of the issued and outstanding shares of Cobratech for 6,000,000 restricted shares of the Company. Pursuant to this agreement, the following people received common stock of the Company, in consideration for their shares of Cobratech, as follows:

COBRATECH SHAREHOLDER                                        CTI SHARES RECEIVED
---------------------                                        -------------------
John Anderson(1)                                                  1,024,725
William Calsbeck(2)                                               1,024,725
Stephen Koltai(3)                                                 1,024,225
JAWZ Inc.(4)                                                      1,051,368

---------------
(1)  John Anderson is a director of Cobratech Industries Inc.
(2)  William Calsbeck is a director of Cobratech Industries Inc.
(3) Stephen Koltai is Chairman, President, Secretary, Treasurer and a Director of the Company.
(4) JAWZ Inc., has entered into an agreement to provide products and services to the Company.


TRANSACTIONS WITH JAWZ INC.

     The Company's wholly owned subsidiary, Cobratech Industries Inc. executed a memorandum of agreement on October 19, 1999 with Jaws Technologies Inc. (now "JAWZ Inc."). The memorandum of agreement granted Cobratech the exclusive right to market and sell the JAWZ products in asia for a period of four years in exchange for 25% of the then issued and oustanding share capital of Cobratech at $0.01 per shares. On October 21, 1999 2,000,000 shares were granted to JAWZ and an option to renew the memorandum for an additional term of five years was executed. Cobratech agrees to pay JAWZ a sales royalty of 25% of gross sales of JAWZ products. No royalties have been paid to date.

     During 2000, cobratech purchased training and training manuals from Jawz Canada at a cost of $12,000. On February 16, 2001 JAWZ sold its shares in Cobratech to the Company in exchange for 1,051,368 shares of the Company pursuant to the share purchase agreement noted above. Robert Kubbernus, CEO, and director of Jawz is also a director of CTI.


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

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 30th day of April, 2001.

                                          CTI DIVERSIFIED HOLDINGS INC.


Date:  April 30, 2001                     By:  /s/ "Stephen Koltai"
                                          --------------------------------------
                                          Stephen Koltai, Chairman of the Board,
                                          Chief Executive Officer and Director



     Pursuant to the requirements of the Securities Exchange Act of 1934, this amended report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.





       SIGNATURE                                      TITLE                          DATE
       ---------                                      -----                          ----


/s/ "Stephen Koltai"                    Chairman of the Board,                  April 30, 2001
--------------------------------------- President, Secretary, Treasurer
Stephen Koltai                          (Principal Executive Officer)



/s/ "Rene Palsenbarg"                   Director                                April 30, 2001
---------------------------------------
Rene Palsenbarg



/s/ "Robert J. Kubbernus"               Director                                April 30, 2001
---------------------------------------
Robert J. Kubbernus


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

23.2      Consent of David J. Maxwell Ltd. (1)
------------

(1)  Filed herewith.

(2) Incorporated by reference to Exhibit 2.2 of the Company's Form 10SB12G (File No. 000-30095), filed with the SEC on March 24, 2000.

(3) Incorporated by reference to Exhibit 3.1 of the Company's Form 10SB12G (File No. 000-30095), filed with the SEC on March 24, 2000.