Form 10QSB
period 2001-03-31
CTI DIVERSIFIED HOLDINGS INC
filed 2001-05-21
CIK 1069489

      As filed with the Securities and Exchange Commission on May 21, 2001

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X]                  QUARTERLY REPORT PURSUANT TO SECTION 13
                 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2001

                                       OR

[ ]                 TRANSITION REPORT PURSUANT TO SECTION 13
                 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to ______________

                        Commission File Number 000-30095

                         CTI DIVERSIFIED HOLDINGS, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            Delaware                                       33-0921967
----------------------------------                    ---------------------
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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Number of shares outstanding of the registrant's class of common stock as of May 21, 2001: 16,500,000.

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                         CTI DIVERSIFIED HOLDINGS, INC.




                       CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)




                                 MARCH 31, 2001

CTI DIVERSIFIED HOLDINGS, INC.

MARCH 31, 2001

CONTENTS
--------------------------------------------------------------------------------


                                                                           Page
                                                                           ----
FINANCIAL STATEMENTS

   Consolidated Balance Sheet                                               3

   Consolidated Statement of Operations and Deficit                         4

   Consolidated Statement of Cash Flows                                     5

   Consolidated Statement of Stockholders Deficiency                        6

   Notes to Consolidated Financial Statements                             7 - 10

CTI DIVERSIFIED HOLDINGS, INC.

CONSOLIDATED BALANCE SHEET
(Unaudited)

AS AT MARCH 31, 2001
--------------------------------------------------------------------------------


                                                             MARCH 31,       DECEMBER 31,
                                                               2001            2000
                                                           -----------      -----------
                                     ASSETS

CURRENT ASSETS

   Cash                                                    $    49,152      $    58,871
   Accounts receivable                                         107,159           22,490
   Prepaid expenses and deposits                               321,477          527,906
   Loan receivable                                             127,737           12,972
                                                           -----------      -----------
                                                               605,525          622,239
                                                           -----------      -----------
OTHER ASSETS                                                         -              125
FIXED ASSETS                                                   518,348          308,320
GOODWILL                                                       199,714                -
                                                           -----------      -----------
                                                           $ 1,323,587      $   930,684
                                                           ===========      ===========

                                   LIABILITIES
CURRENT

   Accounts payable and accrued liabilities                $   561,708      $   233,919
   Short term loan payable                                     107,774          200,000
   Promissory notes                                          1,459,088          611,816
   Due to related parties                                      341,049          274,702
                                                           -----------      -----------
                                                             2,469,619        1,320,437
                                                           -----------      -----------

                            STOCKHOLDER'S DEFICIENCY

CAPITAL STOCK                                                1,720,812        1,720,812
CONTRIBUTED SURPLUS                                              7,408            7,408
DEFICIT ACCUMULATED DURING THE DEVELOPMENT STAGE            (2,874,252)      (2,117,973)
                                                           -----------      -----------
                                                            (1,146,032)        (389,753)
                                                           -----------      -----------
                                                           $ 1,323,587      $   930,684
                                                           ===========      ===========

CTI DIVERSIFIED HOLDINGS, INC.

CONSOLIDATED STATEMENT OF INCOME AND DEFICIT

(UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31,
--------------------------------------------------------------------------------


                                                        MARCH 31, 2001     MARCH 31, 2000
                                                       ---------------     --------------
CONSULTING REVENUE                                     $         7,420     $            -
                                                       ---------------     --------------
EXPENSES
   Advertising and promotions                                   20,617                  -
   Amortization                                                 32,307                  -
   Amortization of goodwill                                      6,887                  -
   Consulting                                                  114,578                  -
   Courier, delivery and freight                                 1,582                  -
   Legal and accounting                                          6,863                 30
   Licenses, dues and fees                                         789                  -
   Office                                                       21,316                  -
   Rent                                                        138,004                  -
   Telephone and communications                                 52,941                  -
   Travel and entertainment                                     81,942                  -
   Wages and benefits                                          125,110                  -
   Miscellaneous                                               119,402                  -
   Interest and bank charges                                     4,034                  -
   Maintenance and utilities                                     7,620                  -
   Training                                                      4,767                  -
                                                       ---------------     --------------
                                                               738,759                 30
                                                       ---------------     --------------
LOSS FROM OPERATIONS                                         (731,339)                (30)
OTHER EXPENSES                                                (24,940)                  -
                                                       ---------------     --------------
                                                             (756,279)                (30)
NET LOSS                                                     (756,279)                (30)
DEFICIT, BEGINNING OF PERIOD                               (2,117,973)             (2,994)
                                                       ---------------     --------------
DEFICIT, END OF PERIOD                                 $   (2,874,252)     $       (3,024)
                                                       ==============      ===============

CTI DIVERSIFIED HOLDINGS, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

(UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31,
--------------------------------------------------------------------------------

                                                                               MARCH 31, 2001      MARCH 31, 2000
                                                                                -------------      --------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                                                    $     (756,279)     $         (30)
   ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH PROVIDED BY
      OPERATING ACTIVITIES:
      Depreciation                                                                     32,307                   -
      Amortization of goodwill                                                          6,887                   -
                                                                                -------------      --------------
                                                                                     (717,085)                (30)
                                                                                -------------      --------------
   CHANGE IN ASSETS AND LIABILITIES:

      Increase in accounts payable and accrued liabilities                            327,788                   -
      Decrease in other assets                                                            125                   -
      Decrease in prepaid expenses                                                    206,429                   -
      Increase in loans receivable                                                   (114,765)
      (Increase) decrease in accounts receivable                                      (84,669)                  -
                                                                                -------------      --------------
   TOTAL ADJUSTMENTS                                                                  334,908                   -
                                                                                -------------      --------------
Net cash provided by operating activities                                            (382,177)                (30)
                                                                                -------------      --------------
CASH FLOWS FROM FINANCING ACTIVITIES

   (Decrease) in short term loan payable                                              (92,226)                  -
   Increase in promissory notes                                                       847,272                   -
   Increase in amounts due to related parties                                          66,347                   -
                                                                                -------------      --------------
   Net Cash Provided by Financing Activities                                          821,393                   -
                                                                                -------------      --------------
CASH FLOWS FROM INVESTING ACTIVITIES

   Capital expenditures                                                              (242,335)                  -
   Acquisition of IT Transit                                                         (206,600)                  -
                                                                                -------------      --------------
NET CASH USED IN INVESTING ACTIVITIES                                                (448,935)                  -
                                                                                -------------      --------------
NET DECREASE IN CASH AND CASH EQUIVALENTS                                              (9,719)                (30)

NET CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                     58,871                   -
                                                                                -------------      --------------
NET CASH AND CASH EQUIVALENTS, END OF PERIOD                                   $       49,152      $          (30)
                                                                               ==============      ==============

CTI DIVERSIFIED HOLDINGS, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS DEFICIENCY

(UNAUDITED)

FROM AUGUST 11, 1998 (DATE OF INCEPTION) TO MARCH 31, 2001
--------------------------------------------------------------------------------


                                                                                                  Deficit
                                                                                                 Accumulated
                                                                                                  During the
                                                                    Common            Stock       Development        Contributed
                                                                    shares            Amount         Stage             Surplus
                                                                 -------------------------------------------------------------------
Shares issued to acquire 19% of New York Bagel Co., Inc.
and to pay organization cost of $125 on August 11, 1998
valued at par value $0.0001 per share                              5,000,000      $       500     $         -        $       5,591
                                                                 -------------------------------------------------------------------
Issuance of 500,000 common shares in August 1998 at
$0.0001 per share                                                    500,000               50               -                4,950

Balance, December 31, 1998                                         5,500,000              550               -               10,541

Two for one stock split on March 31, 1998                          5,500,000              550               -                 (550)

Net loss for the year ended December 31, 1999                              -                -        (100,205)                   -
                                                                 -------------------------------------------------------------------
Balance, December 31, 1999                                        11,000,000            1,100        (100,205)                   -

Two for one stock split on March 17, 2000                         11,000,000            1,100               -                    -

Cancellation of shares in March 2000                             (15,000,000)          (1,500)              -                1,500

Issuance of 20,000 common shares on August 11, 2000 in
consideration of director's fees                                      20,000                2               -                    -

Stock dividend on December 12, 2000, 5.25 for one                 29,835,000            2,983               -               (2,983)

Net loss for the year ended December 31, 2000                              -                -      (2,017,768)                   -
                                                                 -------------------------------------------------------------------
Balance, December 31, 2000                                        36,855,000            3,685      (2,117,973)               7,408

Issuance of 5,000 common shares in consideration of legal
services performed                                                     5,000                1                                   (1)

Cancellation of 26,355,000 common shares                         (26,355,000)          (2,635)                               2,635

Issuance of 6,000,000 common shares in exchange for
11,413,700 shares of common stock of Cobratech Industries
Inc.                                                               5,999,591              600                            1,721,396

Net loss for the 3 month period ended March 31, 2001                                                 (756,279)
                                                                 -------------------------------------------------------------------
Balance, March 31, 2001                                           16,504,591            1,651      (2,874,252)           1,731,438
                                                                 ===================================================================

CTI DIVERSIFIED HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

MARCH 31, 2001

--------------------------------------------------------------------------------

1.       BASIS OF PRESENTATION

         The accompanying unaudited combined financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires the Company's management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported amounts of revenues and expenses during the reporting period. In the opinion of management, the accompanying financial statements include all adjustments which are normal, recurring and necessary to present fairly the results for the interim periods. Operating results for interim periods are not necessarily indicative of the results that may be expected for the year.

         For further information, refer to the financial statements and notes thereto included in the CTI Diversified Holdings, Inc. annual report on Form 10-K for the fiscal year ended December 31, 2000.

         The accompanying combined financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future. The Company has no current source of revenue. Without realization of additional capital, it would be unlikely the Company will be able to continue as a going concern. Management plans to raise capital through additional share subscriptions and in the longer term, revenue from operations. The Company's ability to continue as a going concern is dependent upon raising additional capital, and ultimately, upon achieving profitable operations. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments to the carrying values and classifications of recorded asset or liability amounts that might be necessary should the Company be unable to continue as a going concern.

--------------------------------------------------------------------------------

CTI DIVERSIFIED HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

MARCH 31, 2001

--------------------------------------------------------------------------------

2.       SIGNIFICANT ACCOUNTING POLICIES

         PRINCIPLES OF CONSOLIDATION

         The combined financial statements include the accounts of CTI Diversified Holdings, Inc. and its wholly owned subsidiaries, Cobratech Industries Inc, Cobratech Industries Limited, IT Transit Limited, and Cobratech Industries Japan Limited (the "Subsidiaries", collectively "the "Company"). All significant intercompany balances and transactions have been eliminated on consolidation.

         On February 16, 2001, CTI Diversified Holdings Inc, acquired 11,413,700 shares of common stock (100%) of Cobratech Industries Inc. in exchange for 6,000,000 shares of common stock of CTI Diversified Holdings Inc. The business combination has been accounted for by the pooling of interest method.

         On January 31, 2001, Cobratech Industries Inc. acquired 100% of the issued and outstanding shares of IT Transit Limited, a Hong Kong IT and ASP Company, for $250,000. The acquisition was accounted for using the purchase method of accounting and accordingly, the purchase price was allocated to the tangible and intangible net assets acquired on the basis of their respective fair values on the acquisition date.

         FOREIGN CURRENCY TRANSLATION

         The assets and liabilities of the Company's foreign operations are translated into U.S. dollars at current exchange rates. Revenue and expense accounts of these operations are translated at average exchange rates prevailing during the period. These translation adjustments are accumulated in a separate component of stockholders' equity. Foreign currency transaction gains and losses are included in determining net income for the period in which the exchange rate changes.

         USE OF ESTIMATES

         The consolidated financial statements include the use of estimates, which management believes are reasonable. The process of preparing financial statements in conformity with generally accepted accounting principles requires the use of estimates and assumptions regarding certain types of assets, liabilities, revenues, and expenses. Such estimates primarily relate to unsettled transactions and events as of the date of the financial statements. Accordingly, upon settlement, actual results may differ from estimated amounts.

CTI DIVERSIFIED HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

MARCH 31, 2001

--------------------------------------------------------------------------------

2.       SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

         FIXED ASSETS

         Fixed assets are recorded at cost. Depreciation is provided annually at rates calculated to write-off the assets over their estimated useful lives as follows:

         Furniture and equipment          - 20% diminishing balance
         Computer equipment               - 30% diminishing balance
         Leasehold Improvements           - 20% straight line basis

3.       FIXED ASSETS

                                                                              NET                NET
                                            COST        DEPRECIATION     MARCH 31, 2001     MARCH 31, 2000
                                          ----------------------------------------------------------------
         Furniture and equipment          $ 341,654       $ 24,197         $ 317,457         $           -
         Computer equipment                 138,281         16,623           121,658                     -
         Leasehold improvements              96,223         16,990            79,233                     -
                                          ----------------------------------------------------------------
                                          $ 576,158       $ 57,810         $ 518,348         $           -
                                          ================================================================

4.       GOODWILL

         Goodwill represents the cost in excess of fair market value of net assets of acquired businesses and is amortized on a straight-line basis over 5 years.

CTI DIVERSIFIED HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

MARCH 31, 2001
--------------------------------------------------------------------------------

5.       SHORT TERM LOAN PAYABLE

         The short term loan payable, is repayable in monthly instalments of $11,111 per month commencing in April 2001. The Loan bears interest at 1% per month, and is secured by a general security agreement.

--------------------------------------------------------------------------------

6.       PROMISSORY NOTES

         The advances are due on demand and bear interest at 8% per annum. $1,000,000 of the advances are convertible into common stock of the company at a price of $2 per share.

--------------------------------------------------------------------------------

7.       DUE TO RELATED PARTIES

         The amounts due to related parties are owed to certain directors and officers of CTI Diversified Holdings Inc, and to certain directors and officers of the Subsidiaries.


--------------------------------------------------------------------------------

8.       LOAN RECEIVABLE

         The loan receivable from Sentry is due on demand, bears interest at prime plus 5% per annum and is convertible into common shares at $0.25 per share.

--------------------------------------------------------------------------------

9.       SUBSEQUENT EVENTS

         To April 1, 2001 to May 10, 2001, the company issued an additional $168,000 of promissory notes and received advances from related parties of approximately $40,000.

         On May 15, 2001 CTI Diversified Holdings Inc. entered into an agreement with Sentry Telecom Systems Inc., of Burnaby, British Columbia, Canada ("Sentry") and its principal shareholders, to acquire 4,400,000 common shares of Sentry by way of a private placement for an aggregate price of $1,100,000. $250,000 has been paid as a non-refundable deposit (the "Deposit"). Upon closing of the private placement, scheduled to occur on August 15, 2001, Sentry will, for no additional consideration, issue to CTI a warrant to acquire 4,400,000 additional Sentry Shares at $0.25 per share.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION FORWARD - LOOKING STATEMENTS


This quarterly report on Form 10-QSB includes forward-looking statements. All statements, other than statements of historical fact made in this Quarterly Report on Form 10-QSB are forward-looking. In particular, the statements herein regarding industry prospects and future results of operation or financial position are forward-looking statements. Forward-looking statements reflect management's current expectations based on assumptions believed to be reasonable and are inherently uncertain as they are subject to various known and unknown risks, uncertainties and contingencies, many of which are beyond the control of CTI. The Company's actual results may differ significantly from management's expectations.

In some cases, you can identify forward-looking statements by terminology such as "may", "will", "should," "expects," "plans," "intends," "anticipates," "believes," "estimates," "predicts," "potential," or "continue" or the negative of such terms or other comparable terminology.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, events, levels of activity, performance, or achievements. We do not assume responsibility for the accuracy and completeness of the forward-looking statements. We do not intend to update any of the forward-looking statements after the date of this quarterly report to conform them to actual results.

The following discussion and analysis should be read in conjunction with the Company's financial statements and related footnotes and the Company's Annual Report on Form 10-KSB for the year ended December 31, 2000. The discussion of results, causes and trends should not be construed to imply that such results, causes or trends will necessarily continue in the future.

OVERVIEW

On January 31, 2001, Cobratech Industries Limited completed it's acquisition of IT Transit Limited ("IT Transit"). IT Transit is a Hong Kong professional services firm, delivering secured wireless IPsec-based VPN and infrastructure solutions, web-hosting, PKI and ASP services, with clients in both Hong Kong and Singapore.

The Company acquired 100% of the total issued and outstanding shares of IT-Transit for $250,000.

On May 15, 2001, CTI Diversified Holdings Inc. ("CTI" or the "Company"), entered into an agreement (the "Share Purchase Agreement") with Sentry Telecom Systems Inc., of Burnaby, British Columbia ("Sentry") and its principal shareholders, to acquire 4,400,000 common shares of Sentry ("Sentry Shares") by way of private placement for an aggregate price of $1,100,000. $250,000 has been paid as a non-refundable deposit (the "Deposit"). Upon closing of the private placement, scheduled to occur on August 15, 2001, Sentry will for no additional consideration issue to CTI a warrant (the "CTI Warrant") to acquire additional Sentry Shares. The CTI Warrant will be exercisable at any time up to the close of business on December 31, 2001. Upon exercise, Sentry will be entitled, at a cost of US$0.25 per Sentry Share, to purchase not fewer than 4,400,000 additional Sentry Shares and not more than the greater of (i) 4,400,000 and (ii) the number of additional Sentry Shares as would result in CTI holding an aggregate of not less than 50 per cent plus 1 of the outstanding Sentry Shares on a fully diluted basis. If the private placement does not close as scheduled, CTI has the right on certain conditions to convert the Deposit into 1,000,000 Sentry Shares plus a warrant to purchase an additional 1,000,000 Sentry Shares at $0.25 each.

The Share Purchase Agreement also provides that in the period between closing of the private placement and the completion of a transaction, described below, pursuant to which CTI will have the right to acquire the balance of the outstanding Sentry Shares, it will not, without the written consent of Sentry, not to be unreasonably withheld, issue any CTI shares or rights to acquire CTI shares at a price per share that is less than 70 per cent of the current market value of CTI shares; nor will it grant options, warrants or rights to employees, directors or consultants that if exercised would result in an increase of greater than 20% in the number of CTI shares outstanding. The latter covenant is reciprocal.

The closing of the private placement is subject to a number of conditions precedent, among them that all of the shareholders of Sentry have entered into a Lock-Up Agreement. The Lock-Up Agreement provides that if CTI exercises the CTI Warrant, it has the right (but not the obligation) to acquire all of the Sentry Shares not held by it in exchange for common shares of CTI on an exchange basis equal to the fair market value per Sentry Share divided by the fair market value per CTI common share determined, in each case, by a chartered business valuator to be agreed upon between CTI and Sentry. CTI must within 10 business days following receipt of the determination of the exchange basis elect whether it intends to acquire the remaining Sentry Shares. The Lock-Up Agreement will also provide that the acquisition of the remaining Sentry Shares will be effected through a form of transaction that results in the Sentry shareholders disposing of their shares on a basis that ensures a deferral of tax under the provisions of the Income Tax Act (Canada). Under the Lock-Up Agreement the Sentry shareholders will irrevocably agree that provided that as a result of the transaction they will receive, in the aggregate, not less than 5 per cent, on a fully diluted basis, of the CTI shares outstanding on its completion of the transaction, they will sell their shares to CTI. The Lock-Up Agreement will also provide in effect that in no event will the Sentry shareholders be entitled to receive in the aggregate more than 20 per cent, on a fully diluted basis, of the CTI shares outstanding on completion of the transaction.

RESULTS OF OPERATIONS FOR QUARTER ENDED MARCH 31, 2001 COMPARED TO QUARTER ENDED MARCH 31, 2000.

Consulting revenues for the three month period ended March 31, 2001 were $7,420 as compared to nil for the same period in 2000. The increase in revenue was due to the acquisition of IT Transit in January 2001, and the start-up of operations in Hong Kong.

Total expenses for the three month period ended March 31, 2001 were $738,759 as compared to $30 in the same period in 2000. The increase is a result of increased activities in starting up Cobratech operations in Hong Kong and Tokyo.

The company currently has 15 employees or contractors. Management continues to carefully monitor all areas of business and will seek new opportunities to improve operational efficiency and reduce operating costs during the start up phase while at the same time, increasing revenue.

During the quarter ending March 31, 2001, the Company incurred losses of $756,279 compared to $30 in the same period of 2000.

During the quarter ended March 31, 2001, the company acquired IT Transit Limited, a Hong Kong based IT professional services based firm for $250,000. The company also incurred capital expenditures of $242,335 on the buildout of the Tokyo office.

Liquidity and Capital Resources

The Company had cash and cash equivalents of $49,152 at March 31, 2001. The company issued promissory notes totalling $847,272 during the quarter ended March 31, 2001, and received loans from related parties of $66,347. The Company is seeking bridge and longer term equity financing to fund the completion of the startup of the operations in Hong Kong and Tokyo, and for the Acquisition of Sentry.

         CTI (formerly Unique Bagel Co., Inc.) was incorporated under the laws of the State of Delaware on August 11, 1998. On January 10, 2001, the Company changed its name to CTI Diversified Holdings, Inc. The articles of incorporation of the Company authorize the issuance of fifty million (50,000,000) shares of Common Stock at a par value of $0.0001 per share.

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

         On January 11, 2001, the Company abandoned its business plan of implementing the business of NYBC, which developed, produced and marketed a line of bagels and other bread products and it adopted the business plan of Cobratech. Cobratech is engaged in providing leading North American IT, ISP, and ASP products and services for introduction and distribution into the Asian e-security, e-business and e-financial markets as well as providing consulting services for IT security. The Company has positioned itself in Asian markets through the opening of offices in Hong Kong, SAR, and Tokyo, Japan. The Company has also acquiredIT Transit Limited, a professional services firm, delivering secured wireless IPsec-based VPN and infrastructure solutions, web-hosting, PKI and ASP services, with clients in both Hong Kong and Singapore. The Company acquired 100% of the total issued and outstanding shares of IT-Transit for US $250,000.

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         None.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

ITEM 5.  OTHER INFORMATION

         None.

ITEM  6. EXHIBITS AND REPORTS ON FORM 8-K.

(A)      THE FOLLOWING EXHIBITS ARE FILED AS PART OF THIS ANNUAL REPORT ON FORM
         10-Q.

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

3.2.1 Bylaws/Articles of Cobra Energy Ltd., a British Columbia corporation, dated October 24, 1997. (1)

16.0     Robert Bliss CPA, PC - Letter re: Change in Certifying Accountant

21.1     Schedule of Subsidiaries of CTI Diversified Holdings, Inc. (1)

----------
(1) Incorporated by reference to Exhibit 2.0 of the Company's Form 10-K (File No. 000-30095), filed with the SEC on April 17, 2001.

(2) Incorporated by reference to Exhibit 2.2 of the Company's Form 10SB12G (File No. 000-30095), filed with the SEC on March 24, 2000.

(3) Incorporated by reference to Exhibit 3.1 of the Company's Form 10SB12G (File No. 000-30095), filed with the SEC on March 24, 2000.


(B) THE FOLLOWING CURRENT REPORTS ON FORM 8-K WERE FILED BY THE COMPANY DURING THE LAST QUARTER OF THE PERIOD COVERED BY THIS REPORT:

         None.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 21st day of May, 2001.

                                 CTI DIVERSIFIED HOLDINGS INC.

Date:  May 21, 2001

                                 By: /s/ Stephen Koltai
                                 -----------------------------------------------
                                 Stephen Koltai, Chairman of the Board, Chief
                                 Executive Officer and Director