Form 10-K405/A
period 2000-12-31
CTI DIVERSIFIED HOLDINGS INC
filed 2001-05-24
CIK 1069489

     As filed with the Securities and Exchange Commission on May 24, 2001



                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                Amendment No. 2

                                      To

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


                           SUMMARY COMPENSATION TABLE

                                                                            Long-Term
                                                                           Compensation
                                             Annual Compensation              Awards
                                       --------------------------------    ------------
                                                           Other Annual     Securities     All Other
                                       Salary     Bonus    Compensation     Underlying    Compensation
Name and Principal Position     Year     ($)       ($)          ($)        Options/SARs       ($)
---------------------------     ----   -------   -------   ------------    ------------   ------------
Stephen Koltai..............    2000                 --       190,000            --             --
Past President,                 1999         0       --           --             --             --
Director                        1998         0       --           --             --             --


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

                                          CTI DIVERSIFIED HOLDINGS INC.


Date:  May 24, 2001                       By:  /s/ "Stephen Koltai"
                                          --------------------------------------
                                          Stephen Koltai, Chairman of the Board,
                                          Chief Executive Officer and Director



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





       SIGNATURE                                      TITLE                          DATE
       ---------                                      -----                          ----


/s/ "Stephen Koltai"                    Chairman of the Board,                  May 24, 2001
--------------------------------------- President, Secretary, Treasurer
Stephen Koltai                          (Principal Executive Officer)



/s/ "Rene Palsenbarg"                   Director                                May 24, 2001
---------------------------------------
Rene Palsenbarg



/s/ "Robert J. Kubbernus"               Director                                May 24, 2001
---------------------------------------
Robert J. Kubbernus


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

23.2      Consent of David J. Maxwell Ltd. (1)
------------

(1)  Filed herewith.

(2) Incorporated by reference to Exhibit 2.2 of the Company's Form 10SB12G (File No. 000-30095), filed with the SEC on March 24, 2000.

(3) Incorporated by reference to Exhibit 3.1 of the Company's Form 10SB12G (File No. 000-30095), filed with the SEC on March 24, 2000.

                                                                     Exhibit 2.0


The Share Purchase Agreement dated December 20, 2000 between the Shareholders of Cobratech Industries Inc,. and Unique Bagel Co., Inc. contains the following schedules:

Schedule              Description
---------             -----------

A                     Listing of Vendors

B                     Listing of Other Shareholders

1.1 (k)               Intellectual Property

1.1 (q)               Encumbrances -- none

1.1 (v)               Subsidiaries

3.1 (i)               Business Arrangements of the Company

3.1 (l)               Copy of Memorandum and Articles of Cobratech Industries
                      Inc.

3.1 (m)               List of Officers and Directors of  Cobratech Industries
                      Inc.

3.2 (a) Consolidated Financial statements of Cobratech Industries Inc. at October 15, 2000

3.4 (a)               List of Material Agreements of Cobratech Industries Inc.

3.5 (g)               List of Laid Off Employees -- none

4.2 (a)               Financial Statement of Unique Bagel Co., at September 30,
                      2000

5.1 (h)               Form of Share Purchase Agreement for Other Shareholders

                            SHARE PURCHASE AGREEMENT

THIS AGREEMENT is dated for reference December 20, 2000.

AMONG

               Those Persons Listed in Schedule A

               (collectively the "Vendors" and individually by their full names)

AND:

               COBRATECH INDUSTRIES INC., a British Columbia company with an office at 1116 - 925 West Georgia Street, Vancouver, British Columbia, V6C 3L2

               (the "Company")

AND:

               UNIQUE BAGEL CO., INC., a Delaware corporation with an office in care of 45 Glen Echo, Unit A, Dove Canyon, California, USA 92679

               (the "Purchaser")

WHEREAS:

A. The Vendors are the registered holders and beneficial owners of those number of issued and outstanding shares of the Company set forth beside their respective names in Schedule A.

B. Schedule B set forth the names of those Persons who are the registered holders and beneficial owners of all of the issued and outstanding shares of the Company not owned by the Vendors (the "Other Shareholders") and the number of shares of the Company registered in the name of and beneficially owned by each of such Persons.

C. The Vendors wish to sell, and the Purchaser wishes to purchase, the Vendors' Shares.

D. The Purchaser wishes to purchase and the Vendors and the Company will use their best efforts to cause the Other Shareholders to sell the Other Shareholders' Shares to the Purchaser.

IN CONSIDERATION of the covenants and agreements in this Agreement, the parties agree as follows:

1. INTERPRETATION

1.1      DEFINITIONS

In this Agreement:

          (a) "AGREEMENT" means this agreement including any recitals and Schedules to this agreement, as amended, supplemented or restated from time to time;

          (b) "ANCILLARY AGREEMENTS" means all agreements, certificates and other instruments delivered or given pursuant to this Agreement;

          (c) "APPLICABLE LAWS" in respect of any Person, property, transaction or event, means all present and future laws, statutes, regulations, treaties, judgments and decrees applicable to that Person, property, transaction or event and, whether or not having the force of law, all applicable official directives, rules, consents, approvals, authorizations, guidelines, orders and policies of any Governmental Authority having or purporting to have authority over that Person, property transaction or event;

          (d) "BUSINESS" means the marketing and selling of e-security, e-business and e-financial products and services in Asia and the provision of consulting services related thereto;

          (e) "BUSINESS DAY" means a day other than a Saturday, Sunday or statutory holiday in British Columbia. The Business Day will end at 4:30 p.m. PST on that day;

          (f)  "CLOSING" has the meaning given to it in Section 2.1;

          (g)  "CLOSING DATE" has the meaning given to it in Section 7.1;

          (h)  "COMPANY" has the meaning given to it in Recital A;

          (i) "GAAP" means generally accepted accounting principles in effect in the United States of America as indicated;

          (j) "GOVERNMENTAL AUTHORITY" means any domestic or foreign government, including any federal, provincial, state, territorial or municipal government, and any government agency, tribunal, commission or other authority exercising executive, legislative, judicial, regulatory or administrative functions of, or pertaining to, government;

          (k) "INTELLECTUAL PROPERTY" means, collectively, all right, title, and interest of the Company in and to all copyrights, moral rights, patents, trade-marks, trade names, business names, know-how, licenses, trade secrets or confidential information, industrial designs, integrated circuit topographies, plant breeder's rights and other industrial or intellectual property, whether registered or unregistered, including all improvements, modifications or enhancements thereto, owned by, licensed to, or used by, the Company in connection with the Business all as more particularly described in Schedule 1.1(k);

          (l) "INTERIM PERIOD" means the period between the date of this Agreement and the Closing Date;

          (m) "LIEN" means any mortgage, lien, charge, hypothec or encumbrance, whether fixed or floating, on, or any security interest in, any property, whether real, personal or mixed, tangible or intangible, any pledge or hypothecation of any property, any deposit arrangement, priority, conditional sale agreement, other title retention agreement or equipment trust, capital lease or other security arrangements of any kind (and including, in the case of shares or other securities, shareholders agreements, voting trust agreements and similar arrangements);

          (n) "NOTICE" means any notice citation, directive, order, claim litigation, investigation, proceeding, judgment, letter or other communication, written or oral, actual or threatened, from any Person;

          (o)  "OTHER SHAREHOLDERS" has the meaning given to it in Recital B;

          (p) "OTHER SHAREHOLDERS' SHARES" means the Shares of the Other Shareholders described in Recital B;

          (q) "PERMITTED ENCUMBRANCES" means, with respect to the Business, the Liens described in Schedule 1.1(q);

          (r) "PERSON" means any natural person, sole proprietorship, partnership, corporation, trust, joint venture, any Governmental Authority or any incorporated or unincorporated entity or association of any nature;

          (s) "SEC" means the Securities and Exchange Commission of the United States;

          (t)  "SECURITIES ACT" means the United States Securities Act of 1933.

          (u) "SHARES" means the common shares without par value in the capital of the Company;

          (v) "SUBSIDIARIES" means the corporations listed in Schedule 1.1(v) and "SUBSIDIARY" means any one of them;

          (w) "TAX" or "TAXES" includes all present and future taxes, surtaxes, duties, levies, imposts, rates, fees, assessments, withholdings, dues and other charges of any nature imposed by any Governmental Authority (including income, capital (including large corporations), withholding, consumption, sales, use, transfer, goods and services or other value-added, excise, customs, anti-dumping, stumpage, countervail, net worth, stamp, registration, franchise, payroll, employment, health, education, business, school, property, local improvement, development, education development and occupation taxes, surtaxes, duties, levies, imposts, rates, fees, assessments, withholdings, dues and charges) together with all fines, interest, penalties on or in respect of, or in lieu of or for non-collection of, those taxes, surtaxes, duties, levies, imposts, rates, fees, assessments, withholdings, dues and other charges;

          (x)  "TIME OF CLOSING" means 10:00 a.m. on the Closing Date;

          (y) "VENDORS' SHARES" means the Shares owned by the Vendors as more particularly described in Recital A;

          (z) "WRITTEN" includes printed, typewritten, faxed or otherwise capable of being visibly reproduced at the point of reception and "IN WRITING" has a corresponding meaning.

1.2       SECTION REFERENCES

Unless otherwise specified, references in this Agreement to "Sections" and "Schedules" are to Sections of, and Schedules to, this Agreement.

1.3       STATUTORY REFERENCES

Unless otherwise specified, each reference to a statute is deemed to be a reference to that statute, and to the regulations made under that statute, as amended or re-enacted from time to time.

1.4       NUMBER AND GENDER

Unless otherwise specified, words importing the singular include the plural and vice versa and words importing gender include all genders.

1.5       TIME OF DAY

Unless otherwise specified, references to time of day or date mean the local time or date in Vancouver, British Columbia.

1.6       USE OF THE WORD "INCLUDING"

The word "INCLUDING" when following any general term or statement will not be construed as limiting the general term or statement to the specific matter immediately following the word "including" or to similar matters, and the general term or statement will be construed as referring to all matters that reasonably could fall within the broadest possible scope of the general term or statement.

1.7       CURRENCY

All references to amounts of money mean lawful currency of the United States of America.

1.8       ACCOUNTING TERMS

An accounting term which is not otherwise defined has the meaning assigned to it, and all accounting matters will be determined, in accordance with GAAP, consistently applied.

1.9       GOVERNING LAW

This Agreement and each of the documents contemplated by or delivered under or in connection with this Agreement are governed exclusively by, and are to be enforced, construed and interpreted exclusively in accordance with, the laws of British Columbia which will be deemed to be the proper law of this Agreement.

1.10      SEVERABILITY

Each provision of this Agreement is several. If any provision of this Agreement is or becomes illegal, invalid or unenforceable in any jurisdiction, the illegality, invalidity or unenforceability of that provision will not affect:

          (a) the legality, validity or enforceability of the remaining provisions of this Agreement; or

          (b) the legality, validity or enforceability of that provision in any other jurisdiction;

except that if:

          (c) on the reasonable construction of this Agreement as a whole, the applicability of the other provision presumes the validity and enforceability of the particular provision, the other provision will be deemed also to be invalid or unenforceable; and

          (d) as a result of the determination by a court of competent jurisdiction that any part of this Agreement is unenforceable or invalid and, as a result of this Section 1.8, the basic intentions of the parties in this Agreement are entirely frustrated, the parties will use all reasonable efforts to amend, supplement or otherwise vary this Agreement to confirm their mutual intention in entering into this Agreement.

1.11      TIME OF ESSENCE

Time is of the essence of this Agreement.

2.        PURCHASE AND SALE

2.1       PURCHASE AND SALE COVENANT

On the basis of the warranties, representations and covenants of the Vendors in this Agreement and subject to the fulfilment of any condition that has not been waived by the party entitled to the benefit thereof, the Purchaser will purchase from the Vendors and the Other Shareholders and the Vendors will sell the Vendors' Shares and will use their best efforts to cause the Other

Shareholders to sell the Other Shareholders' Shares to the Purchaser at the closing herein provided for on the terms and conditions herein set forth.

2.2       PURCHASE PRICE

In consideration for the Vendors' Shares and the Other Shareholders' Shares being purchased hereunder the Purchaser will issue to each of the Vendors and each of the Other Shareholders on the Closing Date the number of shares of common stock in the capital of the Purchaser (the "Purchaser Shares") set forth beside their respective names in Schedules A and B.

3.        VENDORS' REPRESENTATIONS AND WARRANTIES

3.1       CORPORATE AND SHARE REPRESENTATIONS

The Vendors represent and warrant that:

          (a) INCORPORATION. The Company is a corporation duly incorporated, organized and existing under the Company Act (British Columbia), is not a reporting company, and is a valid and subsisting company in good standing with respect to filing of annual reports with the Registrar of Companies of British Columbia. Each Subsidiary is a corporation duly incorporated, validly existing and in good standing in the jurisdiction of its incorporation;

          (b) CARRYING ON BUSINESS. The Company carries on business in British Columbia and through a Subsidiary, in Japan and Hong Kong, and does not carry on business in any other province or territory of Canada or any other country;

          (c) AUTHORIZED CAPITAL. The authorized capital of the Company is 200,000,000 Shares of which there are issued and outstanding as fully paid and non-assessable 11,413,700 Shares;

          (d) OWNERSHIP. The facts and information contained in the recitals to this Agreement are true in every respect. All of the shares of the Subsidiaries except as noted in Schedule 1.1(v) are owned by the Company free and clear of all Liens.

          (e) VALID ISSUANCE. The Vendors' Shares and the Other Shareholders' Shares are validly issued and outstanding as fully paid and non-assessable in the capital of the Company and have been issued in compliance with all Applicable Laws;

          (f) LIENS. The Vendors' Shares are free and clear of all Liens other than those restrictions on transfer contained in the articles of the Company;

          (g) AUTHORITY. The Vendors have good and sufficient right and authority to enter into this Agreement on the terms and conditions herein set forth and to implement this Agreement and, in particular, to transfer to the Purchaser the legal title and beneficial ownership of the Vendors' Shares free and clear of all Liens other than those restrictions on transfer contained in the articles of the Company;

          (h) NO OPTIONS, ETC. No Person, other than the Purchaser, has any right, present or future, contingent or absolute (whether by law, pre-emptive or contract), to purchase the Vendors' Shares or to require the Company or any Subsidiary to issue any share in its capital and no triggering event has occurred under the Family Relations Act (British Columbia) which gives a Person any right to the Vendors' Shares of that Vendor;

          (i) OTHER INVESTMENTS. The Company does not own, and is not a party to any agreement to acquire, directly or indirectly, any shares in the capital of, any partnership interest in or any other equity interests in, any Person except the Subsidiaries, and the Company and the Subsidiaries have no agreement to acquire, lease, or amalgamate with any other business operations except that the Company has agreed to enter into a joint venture with E-Financial Depot.com Inc. or as described in Schedule 3.1(i);

          (j) BUSINESS OF THE COMPANY. The Business is the only material business operation carried on by the Company and the Subsidiaries at present and the Company and the Subsidiaries have sufficient assets and properties to carry on the Business as is presently conducted;

          (k) CORPORATE POWERS. The Company and the Subsidiaries have the power to own the properties owned by them and to carry on the businesses carried on by them and they are duly qualified to carry on business in British Columbia and every other jurisdiction in which Business is being carried on;

          (l) CHARTER DOCUMENTS. Schedule 3.1(l) is a true, correct and complete copy of the Company's memorandum and articles currently in effect;

          (m) DIRECTORS AND OFFICERS. The directors and officers of the Company and each Subsidiary together with their respective positions are as set out in Schedule 3.1(m).

3.2       FINANCIAL AND TAX REPRESENTATIONS

The Vendors and the Company represent and warrant that:

          (a) the audited consolidated financial statements of the Company for the fiscal period ending October 15, 2000 attached to this Agreement as Schedule 3.2(a) were prepared by the Company in accordance with GAAP applied on a basis consistent with prior years, are correct and accurate in every particular and present fairly the financial condition and position of the Company as at October 15, 2000 and the results of its operations for the period from January 1, 2000 to October 15, 2000;

          (b) there are no liabilities, contingent or otherwise, known or unknown, of the Company or any Subsidiary which are not disclosed or reflected in Schedule 3.2(a) except those incurred in the ordinary course of the Business after the date of this Agreement and bridge financing to the Company in the amount of $610,000.00 and there have been no payments after the date of this Agreement of a liability of the Company or any Subsidiary except in the ordinary course of business;

          (c) since October 15, 2000 there has been no material adverse change in the financial position or condition of the Company or any Subsidiary except that the Company has borrowed by way of bridge financing the sum of $610,0000.00 and no damage, loss, or destruction materially affecting the business or property of the Company or any Subsidiary or its right or capacity to carry on business;

          (d) neither the Company nor any Subsidiary has guaranteed, or agreed to guarantee, any debt, liability or other obligation of any Person;

          (e) all tax returns and reports of each of the Company and Subsidiary required by law to be filed prior to the date hereof have been filed and are true, complete and correct and all taxes and other government charges have been paid or accrued in the financial statements attached hereto as Schedule 3.2(a);

          (f) under the provisions of the Income Tax Acts of Canada and British Columbia, the Company has been, since its incorporation, and is now a Canadian-controlled private corporation;

          (g) adequate provision has been made for taxes payable for the current period for which tax returns are not yet required to be filed, and there are no agreements, waivers or other arrangements providing for an extension of time with respect to the filing of any tax return by, or payment of, any tax, governmental charge or deficiency by the Company or any Subsidiary; and

          (h) the Vendors, the Company and its directors, officers and employees are not aware of any contingent tax liabilities of the Company or any Subsidiary or any grounds which will prompt reassessment including aggressive treatment of income and expenses in filing earlier tax returns.

3.3       ASSET REPRESENTATIONS

The Vendors and the Company represent and warrants that:

          (a) TITLE. Except for the Permitted Encumbrances, the Company or the Subsidiaries have good and marketable title or leasehold rights to and possession of all assets used by the Company or the Subsidiaries in carrying out the Business free and clear of all Liens;

          (b) EQUIPMENT. The equipment and machinery used by the Company or the Subsidiaries in the Business constitutes all of the equipment and machinery used by the Company or the Subsidiaries in the Business and are in normal operating condition and in a state of reasonable maintenance and good repair; and

          (c) INTELLECTUAL PROPERTY. The Company owns, licenses or uses the Intellectual Property and neither the Company nor the Vendors are aware of any infringement of the Intellectual Property of the Company and are not aware of any infringement by the Company of any intellectual property of any other Person.

3.4       CONTRACTUAL REPRESENTATIONS

The Vendors and the Company represent and warrant that:

          (a) CONTRACTS. Except as set forth in Schedule 3.4(a), neither the Company nor the Subsidiaries have any contracts, agreements, leases, licenses, pension plans, profit sharing plans, bonus plans, undertakings or arrangements either oral, written or implied with any Person including employees, agents, lessees, licensees, suppliers, officers or directors which are material to the Company and the Subsidiaries or which cannot be terminated on less than one month's notice or which require any payments on termination and the Company and the Subsidiaries have complied with the terms and conditions of all agreements to which it is a party and the Vendors are not aware of any defaults by the Company, the Subsidiaries or any other party to any such agreement;

          (b) LITIGATION. There are no actions, suits, judgments, investigations or proceedings outstanding or pending or, to the best knowledge of the Vendors, threatened against or affecting the Company or the Subsidiaries at law or at equity;

          (c) COMPLIANCE WITH LAWS. The Company and the Subsidiaries are not in breach of Applicable Laws to which it is subject or which apply to it;

          (d) INDEBTEDNESS BY VENDORS. Neither the Vendors nor any officer, director, employee or shareholder of the Company or the Subsidiaries are now indebted or under obligation to the Company or the Subsidiaries on any account whatsoever except as disclosed in Schedule 3.2(a);

          (e) INDEBTEDNESS TO VENDORS. The Company and the Subsidiaries are not indebted or under any obligation to the Vendors except as disclosed in Schedule 3.2(a) and the sum of $90,0000.00 to each of John Anderson, Stephen Koltai and Bill Calsbeck; and

          (f) CANADIAN RESIDENT. The Vendors are residents of Canada for all purposes of the Income Tax Act of Canada.

3.5       EMPLOYEE REPRESENTATIONS

The Vendors and the Company represent and warrant that:

          (a) there are no employee benefit, pension or other similar plans affecting or paid for by the Company or the Subsidiaries;

          (b)  the Company and the Subsidiaries have 14 employees;

          (c) the Company is not a party to any collective agreement with any trade union or other association of employees and no attempt has been, or is being, made to organize or certify the employees of the Company as a bargaining unit;

          (d) the Company has not been certified by the Labour Relations Board, or its predecessor, and the Company has not voluntarily recognized any trade union or any other employee association as bargaining agent for its employees;

          (e) the Company is not a successor to any other legal entity in respect of any collective agreement or proceeding under the Labour Relations Code (British Columbia) or predecessor enactments;

          (f) no employees are on long term or short term disability or any leave of absence and no employees are off work and in receipt of workers' compensation benefits as of the date hereof;

          (g)  no employees are laid off except those employees listed in
               Schedule 3.5(g); and

the consummation of the transactions contemplated by this Agreement will not constitute an event under any Employee Plan or individual agreement with a present or former employee that will or may result in any severance or other payment or in the acceleration, vesting or increase in benefits with respect to any present or former employee.

3.6       GENERAL VENDOR REPRESENTATIONS

The Vendors and the Company represent and warrant that:

          (a) NO CONFLICT. The making of this Agreement and the completion of the transactions contemplated hereby and the performance of and compliance with the terms hereof does not conflict with or result in the breach of, or the acceleration of, any terms, provisions or conditions of or constitute a default under the memorandum or articles of the Company or any indenture, mortgage, deed of trust, agreement, licenses, lease, franchise, certificate, or other instrument to which the Company, the Vendors or any Subsidiary are a party or are bound;

          (b) FULL DISCLOSURE. None of the Vendors' nor the Company's representations, warranties or statements contained in this Agreement contain any untrue statement of fact or omit to state any fact necessary in order to make any such representations, warranties or statements not misleading and all information relating to the Company or the Subsidiaries which is known or would, on reasonable enquiry, be known to the Vendors or the Company and which may be material to a purchase for value of the Vendors' Shares has been disclosed in writing to the Purchaser and any such information arising on or before the Closing Date will forthwith be disclosed in writing to the Purchaser;

          (c) ENFORCEABILITY. This Agreement has been duly executed and delivered by each of the Vendors and the Company and is a legal, valid and binding obligation of each Vendor and the Company, enforceable against the Vendors and the Company by the Purchaser in accordance with its terms.

3.7       CERTIFICATES

All certificates of each Vendor or the Company delivered to the Purchaser and its representatives pursuant to this Agreement, and the information contained in each, will be deemed to be part of the representations and warranties of the Vendors, contained in this Section 3.

4.        PURCHASER'S REPRESENTATIONS AND WARRANTIES

4.1       PURCHASER'S REPRESENTATIONS AND WARRANTIES

The Purchaser represents and warrants that:

          (a) INCORPORATION. The Purchaser is a corporation duly incorporated, organized and existing under the laws of the State of Delaware and is a valid and subsisting company in good standing in all respects under the laws of the State of Delaware;

          (b) AUTHORIZED CAPITAL. The authorized capital of the Purchaser is 40,000,000 shares of common stock with a par value of $.0001 per share and upon completion of this transaction, there will be validly issued and outstanding as fully paid and non-assessable not greater than 16,500,000 shares of common stock.

          (c) AUTHORITY. The Purchaser has good and sufficient right and authority to enter into this Agreement on the terms and conditions herein set forth and to implement and perform its obligations under this Agreement and, in particular, to issue to and provide the Vendors and the Other Shareholders with the legal title and beneficial ownership of the Purchaser Shares free and clear of all Liens other than those restrictions on transfer set forth under Rule 144 of the Rules and Regulations of the SEC of the United States or such other Applicable Laws;

          (d) OTHER INVESTMENTS. The Purchaser does not own, and is not a party to any agreement to acquire, directly or indirectly, any shares in the capital of, any partnership interest in or any other equity interests in, any Person, and the Purchaser has no agreement to acquire, lease, or amalgamate with any other business operations;

          (e) DIRECTORS AND OFFICERS. The directors and officers of the Purchaser together with their position are as follows:

               (1)  Director and President:      Renee Paulsenbarg

4.2       FINANCIAL REPRESENTATIONS

The Purchaser represents and warrants that:

          (a) FINANCIAL STATEMENT. The audited consolidated financial statements of the Purchaser for the fiscal period ending September 30, 2000 attached to this Agreement as Schedule 4.2(a) were prepared by the Purchaser in accordance with GAAP applied on a basis consistent with prior years, are correct and accurate in every particular and present fairly the financial condition and position of the Purchaser as at September 30, 2000 and the results of its operations for the period from January 1, 2000 to September 30, 2000;

          (b) LIABILITIES. There are no liabilities or material adverse changes in the affairs, contingent or otherwise, known or unknown, of the Purchaser which are not disclosed or reflected in Schedule 4.2(a) and except those incurred in the ordinary course of its business since September 30, 2000;

          (c) MATERIAL CHANGE. Since September 30, 2000, there has been no material adverse change in the financial position of the Purchaser and no damage loss, or destruction materially affecting the business of the Purchaser or its right or capacity to carry; and

          (d) ASSETS. The Purchaser does not own or lease any assets or properties.

4.3       CONTRACTUAL REPRESENTATIONS

The Purchaser represents and warrants that:

          (a) CONTRACTS. The Purchaser does not have any contracts, agreements, leases, licenses, pension plans, profit sharing plans, bonus plans, undertakings or arrangements either oral, written or implied with any Person including employees, agents, lessees, licensees, suppliers, officers or directors which are material to the Purchaser or which cannot be terminated on less than one month's notice or which require any payment by the Purchaser on termination and the Purchaser has complied with the terms and conditions of all agreements to which it is a party and is not aware of any defaults by the Purchaser or the other party to any such agreement;

          (b) LITIGATION. There are no actions, suits, judgments, investigations or proceedings outstanding or pending or, to the best knowledge of the Purchaser, threatened against or affecting the Purchaser at law or at equity;

          (c) COMPLIANCE WITH LAWS. The Purchaser is not in breach of Applicable Laws to which it is subject or which apply to it;

          (d) INDEBTEDNESS BY DIRECTORS AND OFFICERS. No officer, director, employee or shareholder of the Purchaser is now indebted or under obligation to the Purchaser on any account whatsoever; and

          (e) INDEBTEDNESS TO DIRECTORS AND OFFICERS. The Purchaser is not indebted or under any obligation to any officer, director, employee or shareholder of the Purchaser on any account whatsoever.

4.4       EMPLOYEE REPRESENTATIONS

The Purchaser represents and warrants that the Purchaser has no employees.

4.5       GENERAL PURCHASER REPRESENTATIONS

The Purchaser represents and warrants that:

          (a) NO CONFLICT. The making of this Agreement and the completion of the transactions contemplated hereby and the performance of and compliance with the terms hereof does not conflict with or result in the breach of, or the acceleration of, any terms, provisions or conditions of or constitute a default under the constating documents of the Purchaser or any indenture, mortgage, deed of trust, agreement, license, lease, franchise, certificate, or other instrument to which the Purchaser is a party or is bound;

          (b) FULL DISCLOSURE. None of the Purchaser's representations, warranties or statements contained in this Agreement contain any untrue statement of fact or omit to state any fact necessary in order to make any such representations, warranties or statements not misleading and all information relating to the Purchaser which is known or would, on reasonable enquiry, be known to the Purchaser and which may be material to a purchase for value of the Purchaser Shares has been disclosed in writing to the Vendors and any such information arising on or before the Closing Date will forthwith be disclosed in writing to the Vendors;

          (c) ENFORCEABILITY. This Agreement has been duly executed and delivered by the Purchaser and is a legal, valid and binding obligation of the Purchaser, enforceable against the Purchaser by the Vendors in accordance with its terms.

4.6       CERTIFICATES

All certificates of the Purchaser delivered to the Vendors and their representatives pursuant to this Agreement, and the information contained in each, will be deemed to be part of the representations and warranties of the Purchaser contained in this Section 4.

5.        COVENANTS

5.1       VENDORS' COVENANTS

During the Interim Period, the Vendors will cause the Company and the Subsidiaries to carry on the Business in the ordinary and normal course in a prudent, businesslike, and efficient manner and substantially in accordance with the procedures and practices in effect on the date hereof. Without limiting the generality of the foregoing, the Vendors will cause the Company and the Subsidiaries to not, without the prior consent in writing of the Purchaser:

          (a) enter into any contract or assume or incur any liability relating to or in any way affecting the Business;

          (b) waive or surrender any material rights in connection with the Business;

          (c) make any capital expenditures or commitment therefor in connection with its business;

          (d) pay or declare any dividends, make any distributions, or redeem or repurchase any of the shares in the capital of the Company or any Subsidiary; or

          (e)  alter the constating documents of the Company or any Subsidiary;

and the Vendors will or will cause the Company and the Subsidiaries to:

          (f) use its best efforts to preserve and maintain the goodwill of the Business;

          (g) do all necessary repairs and maintenance to its assets and take reasonable care to protect and safeguard those assets; and

          (h) use their best efforts to cause the Other Shareholders to sell the Other Shareholders' Shares to the Purchaser and execute the agreement attached hereto as Schedule 5.1(h).

5.2       PURCHASER'S COVENANTS

During the Interim Period, the Purchaser will carry on its business in the ordinary and normal course in a prudent, businesslike, and efficient manner and substantially in accordance with the procedures and practices in effect on the date hereof. Without limiting the generality of the foregoing, during the Interim Period the Purchaser will not, without the prior consent in writing of the Vendors:

          (a) enter into any contract or assume or incur any liability relating to or in any way affecting its business;

          (b) waive or surrender any material right in connection with its business;

          (c) make any capital expenditures or commitment therefor in connection with its business;

          (d) issue shares in its capital or options or rights to purchase shares in its capital such that the total number of issued and outstanding shares in the capital of the Purchaser as at the Closing Date will exceed 16,500,000 shares on a fully diluted basis including the Purchaser Shares;

          (e) pay or declare any dividends, make any distributions, or redeem or repurchase any of the shares in the capital of the Purchaser; or

          (f)  alter the constating documents of the Purchaser;

and the Purchaser will use its best efforts to preserve and maintain the goodwill of its business.

5.3       ACCESS FOR DUE DILIGENCE

During the Interim Period, the Purchasers will, and the Vendors will cause the Company and the Subsidiaries to, at all reasonable times prior to the Closing Date to permit representatives of all parties full access to the books and records of the Purchaser, the Company and the Subsidiaries including all contracts and agreements, minute books and share registers and to give the parties and their representatives such copies and information with respect thereto as may be reasonably required and to permit the parties to make such audit of the books of account of the Company, the Subsidiaries and the Purchaser as any individual party may see fit. The Purchaser will, and the Vendors will cause the Company and the Subsidiaries to, cause its senior officers to discuss and answer fully any and all questions relating to the business and affairs of the Company, the Subsidiaries or the Purchaser. The provisions of this Section
5.3 are without prejudice to the warranties and representations of the Vendors and the Purchaser set forth in Sections 3 and 4 of this Agreement and the conditions set forth in Section 6 of this Agreement.

5.4       NOTICE OF UNTRUE REPRESENTATION OR WARRANTY

The Vendors will promptly notify the Purchaser, and the Purchaser will promptly notify the Vendors, if any representation made by it in this Agreement or any Ancillary Agreement become untrue or incorrect during the Interim Period and such notice will set out particulars of the untrue or incorrect representation and details of any actions being taken to rectify that state of affairs.

5.5       TRANSFER OF SHARES

The Vendors will take all necessary corporate steps and corporate proceedings to permit good and marketable title to the Vendors' Shares to be duly and validly transferred and assigned to the Purchaser at the Closing, free of all Liens. The Purchaser will take all necessary corporate steps and corporate proceedings to permit good and marketable title to the Purchaser Shares to be duly and validly issued to the Vendors at the Closing as fully paid and non-assessable shares in the capital of the Purchaser, free of all Liens other than those restrictions on transfer set forth under Rule 144 of the Rules and Regulations of the SEC or such other Applicable Laws.

5.6       CONFIDENTIALITY

If for any reason the transaction herein provided for is not consummated, the Purchaser will not and will not permit its representatives to:

          (a) directly or indirectly, use for their own purposes any information, trade secrets or confidential data relating to the Company, the Subsidiaries or the Business (including the customers of the Business, its operations or the methods of conducting the Business) discovered or acquired by the Purchaser or its authorized representatives as a result of the Vendors making available to the Purchaser or its authorized representatives any of the information and materials in connection with the transaction contemplated under this Agreement;

          (b) disclose, divulge or communicate, orally, in writing or otherwise, any such information, trade secrets or confidential data to any other Person;

and upon request by the Vendors, the Purchaser will forthwith return to the Company or destroy all materials or documents containing any such information, trade secrets or confidential data.

5.7       VENDORS' ACKNOWLEDGEMENT RESPECTING PURCHASER SHARES

Each of the Vendors hereby acknowledge and agree that the Purchaser Shares to be issued to them pursuant to the terms of this Agreement have not been and will not be registered under the Securities Act will be subject to Rule 144 of the Rules and Regulations of the SEC ("Rule 144") and that the certificates representing such Purchaser Shares will bear the following legend:

               "The shares represented by this certificate have not been registered under the Securities Act of 1933, as amended (the "Act"). Such shares have been acquired for investment and may not be publicly offered or sold in absence of: (1) effective registration statement for such shares under the Act; (2) opinions of counsel to the Company prior to any proposed transfer to the effect that registration is not required under the Act; or
               (3) a letter presented to the Company, prior to any proposed transfer, from the staff of the Securities and Exchange Commission, to the effect that it will not take any enforcement action if the proposed transfer is made without registration under the Act."

Each of the Vendors further acknowledge that:

          (a) the Purchaser Shares to be acquired by him/her pursuant to this Agreement will be acquired for his/her own account, for investment only and not with a view to, or an intention of ,distribution thereof in violation of the Securities Act, or any applicable state securities laws, and the Purchaser Shares will not be disposed of in contravention of the Securities Act or any applicable state securities laws;

          (b) he/she has generally such knowledge and experience in business and financial matters and with respect to investments in securities or privately held companies so as to enable him or her to understand and evaluate the risks and benefits of his or her investment in the Purchaser Shares;

          (c) he/she has no need for liquidity in his or her investment in the Purchaser Shares and is able to bear the economic risk of his or her investment in the Purchaser Shares for an indefinite period of time and understands the Purchaser Shares have not been registered or qualified under the Securities Act or any applicable state securities laws, by reason of the issuance of the Purchaser Shares in a transaction exempt from the registration and qualification requirements of the Securities Act or such state securities laws and, therefore, cannot be sold unless subsequently registered or qualified under the Securities Act or such state securities laws or an exemption from such registration or qualification is available;

          (d) he/she understands that the exemption from registration afforded by Rule 144 (the provisions of which are known to the Vendors) depends on satisfaction of various conditions and that, if applicable, Rule 144 may only afford the basis for sales under certain circumstances and only in limited amounts;

          (e) he/she has been represented by counsel and/or advisors in connection with the execution and delivery of this Agreement and has had an opportunity to ask questions and receive answers concerning the terms and conditions of the offering of the Purchaser Shares and has had full access to or been provided with all such other information concerning the Purchaser as he or she has requested; and

          (f) he/she acknowledges that resale of the Purchaser Shares will be subject to restrictions under applicable British Columbia securities legislation. The Purchaser Shares may be resold in British Columbia only pursuant to an exemption from the prospectus and registration requirements of British Columbia securities legislation, pursuant to an exemption order granted by the British Columbia Securities Commission or after the expiry of a hold period following the date on which the Purchaser becomes a reporting issuer under British Columbia securities legislation. It is not anticipated that the transaction will be exempt from the prospectus and registration requirements and the Purchaser does not intend to file a prospectus or registration statement, seek an exemption order or become a reporting issuer in British Columbia. In addition, the Vendors, when reselling the Purchaser Shares, may have reporting and other obligations under Applicable Laws. Accordingly, the Vendors are advised to seek legal advice with respect to such restrictions.

5.8       BUSINESS MATTERS

On or immediately after the Closing Date and to the extent that Applicable Laws permit, the Vendors and the Purchaser will take such reasonable actions as may be required to cause the composition of the board of directors of the Purchaser to be comprised of five (5) directors three (3) of whom will be the nominees of the Vendors.

5.9       FILING OF REGISTRATION STATEMENT

The parties will use their reasonable best efforts to cause the Purchaser to prepare and file with the SEC an appropriate registration statement registering the Purchaser Shares within 180 days after the Closing Date.

6.        CONDITIONS OF CLOSING

6.1       PURCHASER'S CONDITIONS OF CLOSING

The Purchaser's obligation to carry out the terms of this Agreement and to complete the purchase referred to in Section 2.1 hereof is subject to the conditions, each waivable unilaterally by the Purchaser at its election, that:

          (a) the Purchaser will have completed its due diligence of the Company the result of which is satisfactory to the Purchaser acting reasonably;

          (b) the representations and warranties of the Vendors contained in this Agreement or in any certificate or other document delivered to the Purchaser pursuant hereto will be true and correct in all material respects on or as of the Closing Date with the same force and effect as if such representations and warranties had been made on and as of the Closing Date;

          (c) all the obligations of the Vendors under this Agreement and the Ancillary Agreements to be performed at or before the Closing will have been so performed;

          (d) at the Closing Date, there will have been no material adverse change in the affairs, assets, liabilities, financial condition or business (financial or otherwise) of the Company since the date hereof;

          (e) shareholders of the Company holding not less than ninety percent (90%) of the Shares have agreed to sell their Shares to the Purchaser and those Other Shareholder selling their Shares have duly executed the form of the agreement attached hereto as
               Schedule 5.1(h) at or before the Closing;

          (f) no action or proceeding by law or in equity will be pending or threatened by any Person to enjoin or prohibit:

               (1) the purchase and sale of the Vendors' Shares contemplated hereby or the right of the Purchaser to own the Vendors' Shares; or

               (2) the right of the Company or any Subsidiary to conduct its operations and carry on its business in the normal course as its business and its operations have been carried on in the past;

          (g) any consents or approvals to this transaction from any Person will have been obtained on or before the Closing Date; and

          (h) the Purchaser will have filed an information statement pursuant to Rule 14C of the Securities Exchange Act (United States) and that a period of twenty (20) days has passed from the date of the filing.

6.2       VENDORS' CONDITIONS OF CLOSING

The obligation of the Vendors to carry out the terms of this Agreement and to complete the sale referred to in Section 2.1 hereof is subject to the conditions, each waivable unilaterally by the Vendors at their election, that:

          (a) the Vendors will have completed their due diligence of the Purchaser the result of which is satisfactory to each Vendor acting reasonably;

          (b) as at the Closing Date, no more than 16,500,000 shares, including the Purchaser Shares, in the capital of the Purchaser will be issued and outstanding on a fully diluted basis;

          (c) the representations and warranties of the Purchaser contained in this Agreement or in any certificate or other document delivered to the Vendors pursuant hereto will be true and correct in all material respects on or as of the Closing Date with the same force and effect as if such representations and warranties had been made on and as of the Closing Date; and

          (d) all the obligations of the Purchaser under this Agreement and the Ancillary Agreements to be performed at or before the Closing will have been so performed;

          (e) at the Closing Date, there will have been no material adverse change in the affairs, assets, liabilities, financial condition or business (financial or otherwise) of the Purchaser since the date hereof; and

          (f) no action or proceeding by law or in equity will be pending or threatened by any Person to enjoin or prohibit:

               (1) the issuance of the Purchaser Shares contemplated hereby or the right of the Vendors to own the Purchaser Shares; or

          (g) the right of the Purchaser to conduct its operations and carry on its business in the normal course as its business and its operations have been carried on in the past.

7.        CLOSING

7.1       CLOSING DATE

The closing date is, and the Closing of the purchase and sale contemplated by this Agreement will take place at 10:00 a.m. on January 31, 2001 (the "CLOSING DATE") at the offices of Messrs. Koffman Kalef, 19th Floor, 885 West Georgia Street, Vancouver, British Columbia, or such earlier or later date or other place as the parties hereto may agree in writing.

7.2       CLOSING DOCUMENTS

At the Closing, the Vendors will tender and cause and procure to be tendered such documents, agreements or certificates as the Purchaser may reasonably require pursuant to and which are consistent with the terms of this Agreement and the Purchaser will tender and cause and procure to be tendered such documents, agreements or certificates as each Vendor may reasonably require pursuant to and which are consistent with the terms of this Agreement.

7.3       WAIVER

The conditions set forth in Section 6.1 of this Agreement are for the exclusive benefit of the Purchaser and may be waived by the Purchaser in writing in whole or in part at or prior to the Closing and the conditions set forth in Section
6.2 of this Agreement are for the exclusive benefit of the Vendors and may be waived by the Vendors in writing in whole or in part at or prior to the Closing.

8.        INDEMNIFICATION

8.1       VENDORS' INDEMNIFICATION

The Vendors will indemnify and save harmless the Purchaser from and against any and all losses, claims, damages (including interest, penalties, fines and monetary sanctions) liabilities and costs ("DAMAGES") incurred or suffered by the Purchaser by reason of, resulting from, in connection with, or arising in any manner whatsoever out of the breach of any warranty or covenant or the inaccuracy of any representation of the Vendors contained or referred to in this Agreement or in any Ancillary Agreement.

8.2       PURCHASER'S INDEMNIFICATION

The Purchaser will indemnify and save harmless each of the Vendors from and against any and all Damages incurred or suffered by the Vendors by reason of, resulting from, in connection with, or arising in any manner whatsoever out of the breach of any warranty or covenant or the inaccuracy of any representation of the Purchaser contained or referred to in this Agreement or in any Ancillary Agreement.

8.3       COSTS

For the purposes of this Section 8, "costs" includes lawyers' (on a solicitor and his own client basis), accountants' fees and expenses, court costs, costs of investigation and all other out-of-pocket expenses.

9.        GENERAL

9.1       TERMINATION WITHOUT NOTICE

This Agreement will terminate without any requirement for notice or action by any of the parties if the Closing has not taken place by February 15, 2001.

9.2       SURVIVAL OF REPRESENTATIONS

The representations, warranties, covenants and agreements of the parties contained in this Agreement will survive the closing of the transactions contemplated herein and remain in full force and effect notwithstanding any waiver by the Purchaser or the Vendors unless such waiver was made after notice in writing by the notifying party to all other parties to this Agreement setting forth the breach.

9.3       PUBLIC ANNOUNCEMENTS AND POST CLOSING CONFIDENTIALITY

The parties will consult with each other before issuing any press release or making any other public announcement with respect to this Agreement or the transactions contemplated herein and neither the Vendors nor the Purchaser will issue any press release or make any public announcement without the prior consent of the other except to the extent required by law.

9.4       ASSIGNMENT

No party will assign this Agreement, or any part of this Agreement, without the consent of the other party, which consent may be unreasonably withheld or delayed. Any purported assignment without the required consent is not binding or enforceable against any party.

9.5       ENUREMENT

This Agreement enures to the benefit of and binds the parties and their respective successors, heirs, executors, administrators, personal and legal representatives and permitted assigns.

9.6       NOTICES

Each notice to a party required by this Agreement must be given in writing. A notice may be given by delivery to an individual or by fax, and will be validly given if delivered on a Business Day to an individual at the following address, or, if transmitted on a Business Day by fax addressed to the following party:

          (a)  if to the Vendors:

                          At the address and number set forth in Schedule A.

          (b)  if to the Company:

               Name:      CobraTech Industries Inc.
               Address:   1116 - 925 West Georgia Street,
                          Vancouver, B.C. V6C 3L2

               Attention: Stephen Koltai
               Fax No.:   (604) 646-6658

          (c)  if to the Purchaser:

               Name:      Unique Bagel Co., Inc.
               Address:   c/o Lanham & Associates
                          Glen Echo, Unit A
                          Dove Canyon, California,
                          USA 92679

               Attention: Randal Lanham, Esq.
               Fax No.:   (949) 858-6774

               or to any other address, fax number or individual that the party designates. Any notice:

          (d) if validly delivered, will be deemed to have been given when delivered;

          (e) if validly transmitted by fax before 3:00 p.m. (local time at the place of receipt) on a Business Day, will be deemed to have been given on that Business Day, and

          (f) if validly transmitted by fax after 3:00 p.m. (local time at the place of receipt) on a Business Day, will be deemed to have been given on the Business Day after the date of the transmission.

9.7       WAIVERS

No waiver of any provision of this Agreement is binding unless it is in writing and signed by all the parties to this Agreement except that any provision which does not give rights or benefits to particular parties may be waived in writing, signed only by those parties who have rights under, or hold the benefit of, the provision being waived if those parties promptly send a copy of the executed waiver to all other parties. No failure to exercise, and no delay in exercising, any right or remedy under this Agreement will be deemed to be a waiver of that right or remedy. No waiver of any breach of any provision of this Agreement will be deemed to be a waiver of any subsequent breach of that provision or of any similar provision.

9.8       FURTHER ASSURANCES

Before and after the Closing Date, each party will execute and deliver promptly at the other party's expense and request all further documents and take all further action reasonably necessary or appropriate to give effect to the provisions and intent of this Agreement and to complete the transactions contemplated by this Agreement.

9.9       COUNTERPARTS

This Agreement and all documents contemplated by or delivered under or in connection with this Agreement may be executed and delivered in any number of counterparts with the same effect as if all parties had all signed and delivered the same document and all counterparts will be construed together to be an original and will constitute one and the same agreement.

9.10      DELIVERY BY FAX

Any party may deliver an executed copy of this Agreement by fax but that party will immediately dispatch by delivery in person to the other parties an originally executed copy of this Agreement.

9.11      AMENDMENTS

Except as permitted for certain waivers in Section 9.7, no amendment, supplement, restatement or termination of any provision of this Agreement is binding unless it is in writing and signed by each Person that is a party to this Agreement at the time of the amendment, supplement, restatement or termination.

9.12      SUBMISSION TO JURISDICTION

Each of the parties irrevocably submits to the jurisdiction of the courts of British Columbia in any action, suit or proceeding and each party to this Agreement waives, and will not assert by way of motion, as a defence, or otherwise, in any action, suit or proceeding, any claim that:

          (a) that party is not subject to the jurisdiction of the courts of British Columbia;

          (b) the action, suit or proceeding is brought in an inconvenient forum;

          (c)  the venue of the action, suit or proceeding is improper; or

          (d) any subject matter of the action, suit or proceeding may not be enforced in or by the courts of British Columbia.

In any suit or action brought to obtain a judgment for the recognition or enforcement of any final judgment rendered in an action, suit or proceeding, no party to this Agreement will seek any review with respect to the merits of any action, suit or proceeding, whether or not that party appears in or defends the action, suit or proceeding.

9.13      COSTS

The Purchaser will reimburse the Vendors and the Company all reasonable costs incurred by them in connection with this Agreement including legal, accounting and other professional fees.

9.14      ENTIRE AGREEMENT

This Agreement and all documents contemplated by or delivered under or in connection with this Agreement, constitute the entire agreement between the parties with respect to the subject matter of this Agreement and supersede all prior agreements, negotiations, discussions, undertakings, representations, warranties and understandings, whether written or oral, express or implied, statutory or otherwise.

IN WITNESS WHEREOF the parties hereto have executed this Agreement on the date and year first above written.

SIGNED, SEALED AND DELIVERED by                 )
John Anderson                                   )
in the presence of:                             )
                                                )
Name:                                           )
      ----------------------------------------  )
                                                )
                                                )
Address:                                        )
          ------------------------------------  )
                                                )    ---------------------------
                                                )    JOHN ANDERSON
                                                )
----------------------------------------------  )
                                                )
                                                )
                                                )
Occupation:                                     )
           -----------------------------------  )

SIGNED, SEALED AND DELIVERED by                 )
Bill Calsbeck                                   )
in the presence of:                             )
                                                )
Name:                                           )
      ----------------------------------------  )
                                                )
                                                )
Address:                                        )
          ------------------------------------  )
                                                )    ---------------------------
                                                )    BILL CALSBECK
                                                )
----------------------------------------------  )
                                                )
                                                )
Occupation:                                     )
           -----------------------------------  )

SIGNED, SEALED AND DELIVERED by                 )
Stephen Koltai                                  )
in the presence of:                             )
                                                )
Name:                                           )
      ----------------------------------------  )
                                                )
                                                )
Address:                                        )
          ------------------------------------  )
                                                )     --------------------------
                                                )     STEPHEN KOLTAI
                                                )
----------------------------------------------  )
                                                )
                                                )
Occupation:                                     )
           -----------------------------------  )


COBRATECH INDUSTRIES INC.


Per:
     ----------------------------------
         Authorized Signatory


UNIQUE BAGEL CO., INC.


Per:
     ----------------------------------
         Authorized Signatory

                                                                   Exhibit 3.1.2


                                STATE OF DELAWARE

                           CERTIFICATE OF AMENDMENT OF

                          CERTIFICATE OF INCORPORATION


FIRST : That at a meeting of the Board of Directors of Unique Bagel Co., Inc. resolutions were duly adopted setting forth a proposed amendment of the Certificate of Incorporation of said corporation, declaring said amendment to be advisable and calling a meeting of the stockholders of said corporation for consideration thereof.


     The resolution setting forth the proposed amendment is as follows:


     RESOLVED, that the Certificate of Incorporation of this corporation be amended by changing the Article thereof numbered "1" so that, as amended, said Article shall be and read as follows:


"CTI Diversified Holdings, Inc.


SECOND: That thereafter, pursuant to a resolution of the corporation's Board of Directors, written consent of stockholders of said corporation in lieu of a meeting, in which 26,250,000 votes, representing 71.23% of the outstanding voting shares, approved of the amendment in accordance with Section 228(d) of the General Corporation Law of the State of Delaware.


THIRD: That said amendment was duly adopted in accordance with the provisions of
Section 242 of the General Corporation Law of the State of Delaware.


FOURTH: That the capital of the said corporation shall not be reduced under or by reason of the said amendment.


                                                   BY: /s/ Rene Palsenberg
                                                       -------------------

                                                                   Exhibit 3.1.3


                                     FORM 1

                                   (Section 5)


                                   COMPANY ACT

                                   MEMORANDUM

                                       Of

                                COBRA ENERGY LTD.



I wish to be formed into a company with limited liability under the Company Act in pursuance of this Memorandum.


1.   That the name of the Company is "COBRA ENERGY LTD."

2. The authorized capital of the Company consists of 100,000,000 Common shares without par value.

3. I agree to take the number and kind of shares in the Company set opposite my name.


================================================================================
Full Name, Resident Address and       Number, Class and Kind of Shares Taken
Occupation of Subscribers             by Subscribers
================================================================================


/s/ "Bill Calsbeck"                   1,000,000 Common shares without par value
----------------------------------
Bill G. Calsbeck

Businessman

#10 - 5237 Oakmount Crescent
Burnaby, British Columbia
V5H 4S6



Total Shares Taken:                   1,000,000 Common shares without par value.


================================================================================
Dated the 24th day October, 1997.

                                                                   Exhibit 3.1.4



                                     FORM 19

                                  (Section 348)

                          PROVINCE OF BRITISH COLUMBIA


                                                                  Certificate of
                                                        Incorporation No. 554391


                                   COMPANY ACT

                               SPECIAL RESOLUTION


The following special resolution was passed by the undermentioned Company on the date stated:


Name of Company:              Cobra Energy Ltd.

Date of resolutions passed:   August 31, 1999

Resolutions:



RESOLVED, as a Special Resolution, THAT:


1. the name of the Company be changed from "Cobra Energy Ltd." to "Cobratech Industries Inc." AND THAT paragraph 1 of the Memorandum of the Company be altered to read as follows:



               "1. The name of the Company is "COBRATECH INDUSTRIES INC.".


2. THE 100,000,000 Common Shares without par value in the capital of the Company, of which 2,000,000 are issued and fully paid, be subdivided into 200,000,000 Common Shares, of which 4,000,000 are issued and fully paid, each share being subdivided into two shares, AND THAT paragraph 2 of the Memorandum of the Company be altered to read as follows:



               "2. The authorized capital of the Company consists of 200,000,000 Common shares without par value."



The Memorandum as altered is attached.



Certified a true copy of the 31st day of August, 1999.




                                            (Signature) /s/ "Bill Calsbeck"
                                                        -------------------

                                                                   Exhibit 3.2.1


                                    ARTICLES
                                      -Of -
                                COBRA ENERGY LTD.

                                TABLE OF CONTENTS

 Part                                                                      Page

 1.           Interpretation                                                  1
 2.           Shares and Share Certificates                                   2
 3.           Issue of Shares                                                 3
 4.           Share Registers                                                 4
 5.           Transfer of Shares                                              4
 6.           Transmission of Shares                                          5
 7.           Alteration of Capital                                           6
 8.           Purchase and Redemption of Shares                               7
 9.           Borrowing Powers                                                8
 10.          General Meetings                                                9
 11.          Proceedings at General Meetings                                10
 12.          Votes of Members                                               12
 13.          Directors                                                      14
 14.          Election and Removal of Directors                              15
 15.          Powers and Duties of Directors                                 16
 16.          Disclosure of Interest of Directors                            16
 17.          Proceedings of Directors                                       18
 18.          Executive and Other Committees                                 19
 19.          Officers                                                       20
 20.          Indemnity and Protection of Directors,
              Officers and Employees                                         21
 21.          Dividends and Reserve                                          22
 22.          Record Dates                                                   23
 23.          Documents, Records and Financial Statements                    23
 24.          Notices                                                        24
 25.          Seal                                                           24
 26.          Prohibitions                                                   26
 27.          Restrictions on Transfers of Shares                            26

                                   COMPANY ACT
                                    ARTICLES

                                COBRA ENERGY LTD.

                             PART 1 - INTERPRETATION

1.1 In these Articles, unless the context otherwise requires:

    (a) "Company Act" means the Company Act of the Province of British Columbia from time to time in force and all amendments thereto and includes all regulations and amendments thereto made pursuant to that Act;

    (b) "designated security" means a security of the Company that is not a debt security and that:

         (i) carries a voting right in all circumstances or under some circumstances that have occurred and are continuing, or

         (ii) carries a residual right to participate in the earnings of the Company or, upon the liquidation or winding up of the Company, in its assets;

    (c) "Directors", "Board of Directors" or "Board" means the Directors or, if the Company has only one Director, the Director of the Company for the time being;

    (d)  "month" means calendar month;

    (e) "registered address" of a Director means the address of the Director recorded in the register of directors;

    (f) "registered address" of a member means the address of the member recorded in the register of members;

    (g) "registered owner" or "registered holder" when used with respect to a share in the capital of the Company means the person registered in the register of members in respect of such share;

    (h)  "regulations" means the regulations made pursuant to the Company Act;

    (i)  "seal" means the common seal of the Company, if the Company has one.

1.2 Expressions referring to writing shall be construed as including references to printing, lithography, typewriting, photography and other modes of representing or reproducing words in a visible form.

1.3 Words importing the singular include the plural and vice versa, words importing male persons include female persons and words importing persons shall include corporations.

1.4 The meaning of any words or phrases defined in the Company Act shall, if not inconsistent with the subject or context, bear the same meaning in these Articles.

1.5 The rules of construction contained in the Interpretation Act shall apply, mutatis mutandis, to the interpretation of these Articles.

1.6 The provisions contained in Table A in the First Schedule to the Company Act shall not apply to the company


                     PART 2 - SHARES AND SHARE CERTIFICATES

2.1 Every share certificate issued by the Company shall be in such form as the Directors may approve from time to time and shall contain such statements as are required by, and shall otherwise comply with, the Company Act.

2.2 Every member is entitled, without charge, to one certificate representing the share or shares of each class held by him except that, in respect of a share or shares held jointly by several members, the Company shall not be bound to issue more than one certificate, and delivery of a certificate for a share to one of several joint registered holders or to his duly authorized agent shall be sufficient delivery to all. The Company shall not be bound to issue certificates representing redeemable shares if such shares are to be redeemed within one month of the date on which they were allotted.

2.3 Any share certificate may be sent by registered mail to the member entitled thereto, and neither the Company nor any transfer agent shall be liable for any loss occasioned to the member resulting from the loss or theft of any such share certificate so sent.

2.4 If a share certificate:

    (a) is worn out or defaced, the Directors may, upon production to the Company of the certificate and upon such other terms, if any, as they may think fit, order the certificate to be cancelled and issue a new certificate in lieu thereof,

    (b) is lost, stolen or destroyed, the Directors may, upon proof thereof to their satisfaction and upon such indemnity, if any, being given as they consider adequate, issue a new share certificate in lieu thereof to the person entitled to such lost, stolen or destroyed certificate; or

    (c) represents more than one share and the registered owner thereof surrenders it to the Company with a written request that the Company issue in his name two or more certificates each representing a specified number of shares and in the aggregate representing the same number of shares as the certificate so surrendered, the Directors shall cancel the certificate so surrendered and issue in lieu thereof certificates in accordance with such request.

2.5 If a member owns shares of a class or series represented by more than one share certificate and surrenders the certificates to the Company with a written request that the Company issue in his name one certificate representing in the aggregate the same number of shares as the certificates so surrendered, the Directors shall cancel the certificates so surrendered and issue in lieu thereof a certificate in accordance with such request.

2.6 The Directors may, from time to time determine the amount of a charge, not exceeding an amount prescribed by the regulations or the Company Act, to be imposed for each certificate issued pursuant to Articles 2.4 and 2.5.

2.7 Every share certificate shall be signed manually by at least one officer or Director of the Company, or by or on behalf of a registrar, branch registrar, transfer agent or branch transfer agent of the Company and any additional signatures may be printed or otherwise mechanically reproduced and, in such event, a certificate so signed is as valid as if signed manually, notwithstanding that any person whose signature is so printed or mechanically reproduced shall have ceased to hold the office that he is stated on such certificate to hold at the date of the issue of the certificate.

2.8 Except as required by law, statute or these Articles, no person shall be recognized by the Company as holding any share upon any trust, and the Company shall not be bound by or compelled in any way to recognize (even when having, notice thereof) any equitable, contingent, future or partial interest in any share or in any fractional part of a share or (except as provided by law, statute or these Articles or as ordered by a court of competent jurisdiction) any other rights in respect of any share except an absolute right to the entirety thereof in its registered holder.


                            PART 3 - ISSUE OF SHARES

3.1 Except as provided in the Company Act, the Memorandum of the Company and these Articles, and subject to any direction to the contrary contained in a resolution of the members authorizing any increase or alteration of capital, the shares of the Company shall be tinder the control of the Directors who may, subject to the rights of the holders of issued shares of the Company, allot and issue, or grant options in respect of shares authorized but not issued or issued and redeemed or purchased, at such times and to such persons, including Directors, and in such manner and upon such terms and conditions, and at such price or for such consideration, as the Directors in their absolute discretion may determine.

3.2 If the Company is, or becomes, a company which is not a reporting company and the Directors are required by the Company Act before allotting any shares to offer them pro rata to the members, the Directors shall, before allotting any shares, comply with the applicable provisions of the Company Act.

3.3 Subject to the provisions of the Company Act, the Company may pay a commission or allow a discount to any person in consideration of his subscribing or agreeing to subscribe, whether absolutely or conditionally, for its shares, or procuring or agreeing to procure subscriptions, whether absolutely or conditionally, for any such shares, but if the Company is not a specially limited company, the rate of the commission and discount shall not in the aggregate exceed 25% of the amount of the subscription price of such shares.

3.4 No share may be issued until it is fully paid and the Company shall have received the full consideration therefor in cash, property or past services actually performed for the Company. A document evidencing indebtedness of the allottee is not property for the purpose of this Article. The value of property or services for the purpose of this Article shall be the value determined by the Directors by resolution to be, in all the circumstances of the transaction, no greater than the fair market value thereof. The full consideration received for a share issued by way of dividend shall be the amount determined by the Directors to be the amount of the dividend.


                            PART 4 - SHARE REGISTERS

4.1 The Company shall keep or cause to be kept a register of members, a register of transfers and a register of allotments within British Columbia, all as required by the Company Act, and may combine one or more of such registers. If the Company's capital shall consist of more than one class of shares, a separate register of members, register of transfers and register of allotments may be kept in respect of each class of shares. The Directors may appoint a trust company to keep the aforesaid registers or, if there is more than one class of shares, the Directors may appoint a trust company, which need not be the same trust company, to keep the registers for each class of shares. The Directors may also appoint one or more trust companies, including the trust company which keeps the said registers of its shares or of a class thereof, as transfer agent for its shares or such class thereof, as the case may be, and the same or another trust company or companies as registrar for its shares or such class thereof, as the case may be. The Directors may terminate the appointment of any such trust company at any time and may appoint another trust company in its place.

4.2 Unless prohibited by the Company Act, the Company may keep or cause to be kept within the Province one or more branch registers of members and may, if the Company is, or becomes, a reporting company, cause to be kept outside the Province one or more branch register of members.

4.3 The Company shall not at any time close its register of members.


                           PART 5 - TRANSFER OF SHARES

5.1 Subject to the provisions of the Memorandum of the Company and these Articles and to restrictions on transfer, if any, contained in these Articles, any member may transfer any of his shares by instrument of transfer executed by or on behalf of such member and delivered to the Company or its transfer agent. The instrument of transfer shall be in the form, if any, on the back of the Company's share certificates or in such other form as the Directors may from time to time approve. If the Directors so require, each instrument of transfer shall be in respect of only one class of shares. Except to the extent that the Company Act may otherwise provide, the transferor shall be deemed to remain the holder of the shares until the name of the transferee is entered in the register of members or a branch register of members in respect thereof.


5.2 The signature of the registered owner of any shares, or of his duly authorized attorney, upon an authorized instrument of transfer shall constitute a complete and sufficient authority to the Company, its Directors, officers and agents to register in the name of the transferee as named in the instrument of transfer the number of shares specified therein or, if no number is specified, all the shares of the registered owner represented by share certificates deposited with the instrument of transfer. If no transferee is named in the instrument of transfer, the instrument of transfer shall constitute a complete and sufficient authority to the Company, its Directors, officers and agents to register, in the name of the person on whose behalf any certificate for the shares to be transferred is deposited with the Company for the purpose of having the transfer registered, the number of shares specified in the instrument of transfer or, if no number is specified, all the shares represented by all share certificates deposited with the instrument of transfer.

5.3 The Company and its Directors, officers and transfer agent or agents shall not be bound to enquire into the title of the person named in the form of transfer as transferee or, if no person is named therein as transferee, of the person on whose behalf the certificate is deposited with the Company for the purpose of having the transfer registered, or be liable to any claim by such registered owner or by any intermediate owner or holder of the certificate or of any of the shares represented thereby or any interest therein for registering the transfer, and the transfer, when registered, shall confer upon the person in whose name the shares have been registered a valid title to such shares.

5.4 Every instrument of transfer shall be executed by the transferor and left at the registered office of the Company or at the office of its transfer agent or registrar for registration together with the share certificate for the shares to be transferred and such other evidence, if any, as the Directors, the transfer agent or registrar may require to prove the title of the transferor or his right to transfer the shares and the right of the transferee to have the transfer registered. All instruments of transfer where the transfer is registered shall be retained by the Company or its transfer agent or registrar and any instrument of transfer, where the transfer is not registered, shall be returned to the person depositing the same together with the share certificate which accompanied the same when tendered for registration.

5.5 There shall be paid to the Company in respect of the registration of any transfer such sum, if any, as the Directors may from time to time determine.


                         PART 6 - TRANSMISSION OF SHARES

6.1 In the case of the death of a member, the survivor or survivors where the deceased was a joint registered holder of shares, and the legal personal representative of the deceased member where he was the sole holder, shall be the only persons recognized by the Company as having any title to his interest in the shares. Before recognizing any legal personal representative the Directors may require him to produce a certified copy of a grant of probate or letters of administration, or grant of representation, will, order or other instrument or other evidence of the death under which title to the shares is claimed to vest, and such other documents as the Company Act requires.

6.2 Upon the death or bankruptcy of a member, his personal representative or trustee in bankruptcy, as the case may be, although not a member, shall have the same rights, privileges and obligations that attach to the shares formerly held by the deceased or bankrupt member if the documents required by the Company Act shall have been deposited at the Company's registered office.

6.3 Any person becoming entitled to a share in consequence of the death or bankruptcy of a member shall, upon such documents and evidence being produced to the Company as the Company Act requires, or who becomes entitled to a share as a result of an order of a Court of competent jurisdiction or a statute, have the right either to be registered as a member in his representative capacity in respect of such share or, if he is a personal representative or trustee in bankruptcy, instead of being registered himself, to make such transfer of the share as the deceased or bankrupt person could have made; but the Directors shall, as regards a transfer by a personal representative or trustee in bankruptcy, have the same right, if any, to decline or suspend registration of a transferee as they would have in the case of a transfer of a share by the deceased or bankrupt person before the death or bankruptcy.


                         PART 7 - ALTERATION OF CAPITAL

7.1 The Company may by ordinary resolution amend its Memorandum to increase its authorized capital by:

    (a)  creating shares with par value or shares without par value, or both;

    (b) increasing the number of shares with par value or shares without par value, or both; or

    (c) increasing the par value of a class of shares with par value, if no shares of that class are issued.

7.2 The Company may by special resolution alter its Memorandum to:

    (a) subdivide all or any of its unissued or fully paid issued shares with par value into shares with smaller par value;

    (b) subdivide all or any of its unissued or fully paid issued shares without par value so that the number of those shares is increased;

    (c) consolidate all or any of its shares with par value into shares of larger par value;

    (d) consolidate all or any of its shares without par value so that the number of those shares authorized is reduced;

    (e) change all or any of its unissued or fully paid issued shares with par value into shares without par value;

    (f) change all or any of its unissued shares without par value into shares with par value;

    (g) alter the name or designation of all or any of its issued or unissued shares; or

    (h) alter the provisions as to the maximum price or consideration at or for which shares without par value may be issued,

but only to such extent, in such manner and with such consents of members holding shares of a class or series which are the subject of or are affected by such alteration as the Company Act provides.

7.3 The Company may alter its Memorandum or these Articles:

    (a) by special resolution, to create, define and attach special rights or restrictions to any shares, whether issued or unissued, and

    (b) by special resolution and by otherwise complying with any applicable provision of its Memorandum or these Articles, to vary or abrogate any special rights or restrictions attached to any shares, whether issued or unissued, and in each case by filing a certified copy of such resolution with the Registrar but no right or special right attached to any issued shares shall be prejudiced or interfered with unless all members holding shares of each class or series whose right or special right is so prejudiced or interfered with consent thereto in writing, or unless a separate resolution is consented thereto by the members holding shares of each such class or series passed by a majority of 3/4 of the votes cast, or such greater majority as may be specified by the special rights attached to the class or series, of the issued shares of such class or series.

7.4 Notwithstanding such consent in writing or such separate resolution, no such alteration shall be valid as to any part of the issued shares of any class or series unless the holders of the rest of the issued shares of such class or series either all consent thereto in writing or consent thereto by a separate resolution passed by a majority of 3/4 of the votes cast.

7.5 If the Company is, or becomes, a reporting company, no resolution to create, vary or abrogate any special right of conversion or exchange attaching to any shares shall be submitted to any general meeting, class meeting or series meeting of members unless, if so required by the Company Act, the Superintendent of Brokers, the British Columbia Securities Commission, or other applicable regulatory authority, as the case may be, has first consented to the resolution.

7.6 Unless these Articles otherwise provide, the provisions of these Articles relating to general meetings shall apply, with the necessary changes and so far as they are applicable, to a class meeting, or series meeting but the quorum at a class meeting or series meeting shall be one person holding or representing by proxy one-third of the shares affected.


                   PART 8 - PURCHASE AND REDEMPTION OF SHARES

8.1 Subject to the special rights and restrictions attached to any shares, the Company may, by a resolution of the Directors and in compliance with the Company Act, purchase any of its shares at the price and upon the terms specified in such resolution or redeem any shares that have a right of redemption attached to them in accordance with the special rights and restrictions attaching thereto. No such purchase or redemption shall be made if the Company is insolvent at the time of the proposed purchase or redemption or if the proposed purchase or redemption would render the Company insolvent.

8.2 Unless shares are to be purchased by the Company through a stock exchange or the Company is purchasing the shares from a dissenting member pursuant to the requirements of the Company Act or the Company is purchasing the shares from a bona fide employee or bona fide former employee of the Company or of an affiliate of the Company, the Company shall make its offer to purchase pro rata to every member who holds shares of the class or series to be purchased.

8.3 If the Company proposes at its option to redeem some but not all of the shares of a particular class or series, the Directors may, subject to the special rights and restrictions attached to the shares of such class or series, decide the manner in which the shares to be redeemed shall be selected.

8.4 Subject to the provisions of the Company Act, the Company may reissue a cancelled share that it has redeemed or purchased, or sell a share that it has redeemed or purchased but not cancelled, but the Company may not vote or pay or make any dividend or other distribution in respect of a share that it has redeemed or purchased.


                            PART 9 - BORROWING POWERS

9.1 The Directors may from time to time in their discretion authorize the Company to:

    (a) borrow money in such amount, in such manner, on such securities from such sources and upon such terms and conditions as they think fit;

    (b) guarantee the repayment of money borrowed by any person or the performance of any obligation of any person;

    (c) issue bonds, debentures, notes and other debt obligations either outright or as continuing, security for any indebtedness or liability, direct or indirect, or obligations of the Company or of any other person; and

    (d) mortgage, charge (whether by way of specific or floating charge) or give other security on the undertaking or on the whole or any part of the property and assets of the Company, both present and future.

9.2 Any bonds, debentures, notes or other debt obligations of the Company may be issued at a discount, premium or otherwise and with any special privileges as to redemption, surrender, drawing. allotment of or conversion into or exchange for shares or other securities, attending and voting at general meetings of the Company, appointment of Directors or otherwise and may by their terms be assignable free from any equities between the Company and the person to whom they were issued or any subsequent holder thereof, all as the Directors may determine.

9.3 The Company shall keep or cause to be kept within the Province of British Columbia in accordance with the Company Act a register of its debentures and a register of debentureholders, which registers may be combined, and, subject to the provisions of the Company Act, may keep or cause to be kept one or more branch registers of its debentureholders at such place or places as the Directors may from time to time determine and the Directors may by resolution, regulation or otherwise make such provisions as they think fit respecting the keeping of such branch registers.

9.4 Every bond, debenture, note or other debt obligation of the Company shall be signed manually by at least one Director or officer of the Company or by or on behalf of a trustee, registrar, branch registrar, transfer agent or branch transfer agent for the bond, debenture, note or other debt obligation appointed by the Company or under any instrument under which the bond, debenture, note or other debt obligation is issued and any additional signatures may be printed or otherwise mechanically reproduced thereon and, in such event, a bond, debenture, note or other debt obligation so signed is as valid as if signed manually notwithstanding that any person whose signature is so printed or mechanically reproduced shall have ceased to hold the office that he is stated on such bond, debenture, note or other debt obligation to hold at the date of the issue thereof.

9.5 If the Company is, or becomes, a reporting company, it shall keep or cause to be kept a register of its indebtedness to every Director or officer of the Company or an associate of any of them in accordance with the provisions of the Company Act.


                           PART 10 - GENERAL MEETINGS

10.1 Subject to any extensions of time permitted under the Company Act, the first annual general meeting of the Company shall be held within 15 months from the date of incorporation and thereafter an annual general meeting shall be held once in every calendar year at such time (not being more than 13 months after-the date that the last annual general meeting was held or was deemed to have been held) and place as may be determined by the Directors.

10.2 If the Company is, or becomes, a company which is not a reporting company and all the members entitled to attend and vote at an annual general meeting consent in writing to the business required to be transacted at such meeting, the meeting shall be deemed to have been held on the date specified in the consent or in the resolutions consented to in writing dealing with such business and the meeting need not be held.

10.3 The Directors may, whenever they think fit, convene a general meeting. A general meeting, if requisitioned in accordance with the Company Act, shall be convened by the Directors or, if not convened by the Directors, may be convened by the requisitionists as provided in the Company Act.

10.4 If the Company is, or becomes, a reporting company, advance notice of any general meeting at which Directors are to be elected shall be published in the manner required by the Company Act.

10.5 A notice convening a general meeting, specifying the place, date and hour of the meeting and, in case of special business, the general nature of that business, shall be given as provided in the Company Act and in the manner provided in these Articles, or in such other manner (if any) as may be prescribed by ordinary resolution, whether previous notice thereof has been given or not, to such persons as are entitled by law or pursuant to these Articles to receive such notice from the Company. Accidental omission to give notice of a meeting to, or the non-receipt of notice of a meeting, by any member shall not invalidate the proceedings at that meeting.

10.6 All the members of the Company entitled to attend and vote at a general meeting may, by unanimous consent in writing given before, during or after the meeting, or if they are present at the meeting by a unanimous vote, waive or reduce the period of notice of such meeting and an entry in the minute book of such waiver or reduction shall be sufficient evidence of the due convening of the meeting.

10.7 Except as otherwise provided by the Company Act, where any special business at a general meeting includes considering, approving, ratifying, adopting or authorizing any document or the execution thereof or the giving of effect thereto, the notice convening the meeting shall, with respect to such document, be sufficient if it states that a copy of the document or proposed document is or will be available for inspection by members at the registered office or records office of the Company or at some other place in British Columbia designated in the notice during usual business hours up to the date of such general meeting.


                   PART 11 - PROCEEDINGS AT GENERAL MEETINGS

11.1 All business shall be deemed special business which is transacted at:

     (a) an annual general meeting, with the exception of the conduct of and voting at such meeting, consideration of the financial statements and the respective reports of the Directors and the auditor, fixing or changing the number of directors, the election of Directors, the appointment of an auditor, fixing of the remuneration of the auditor and such other business as by these Articles or the Company Act may be transacted at a general meeting without prior notice thereof being given to the members or any business which is brought under consideration by the report of the Directors; and

     (b) any other general meeting, with the exception of the conduct of and voting at such meeting.

11.2 No business, other than election of the chainman or the adjournment or termination of the meeting, shall be conducted at any general meeting unless the required quorum of members, entitled to attend and vote, is present at the commencement of the meeting, but a quorum need not be present throughout the meeting.

11.3 Except as provided in the Company Act and these Articles a quorum shall be two persons present and being, or representing by proxy, members holding not less than 10% of the shares entitled to be voted at the meeting. If there is only one member the quorum is one person present and being, or representing by proxy, such member. The Directors, the senior officers of the Company, the solicitor of the Company and the auditor of the Company, if any, shall be entitled to attend at any general meeting but no such person shall be counted in the quorum or be entitled to vote at any general meeting unless he shall be a member or proxyholder entitled to vote at such meeting.

11.4 If within half an hour from the time appointed for a general meeting a quorum is not present, the meeting, if convened upon the requisition of members, shall be terminated. In any other case the meeting shall stand adjourned to the same day in the next week, at the same time and place, and, if at the adjourned meeting a quorum is not present within half an hour from the time appointed for the meeting, the person or persons present and being, or representing by proxy, a member or members entitled to attend and vote at the meeting shall be a quorum.

11.5 The Chairman of the Board or in his absence, or if there is no Chairman of the Board, the President or in his absence a Vice-President, if any, shall be entitled to preside as chairman at every general meeting of the Company.

11.6 If at any general meeting neither the Chairman of the Board nor the President nor a Vice-President is present within 15 minutes after the time appointed for holding the meeting or if any of them is present and none of them is willing to act as chairman, the Directors present shall choose one of their number to be chairman, or if all the Directors present decline to take the chair or shall fail to so choose or if no Director is present, the members present shall choose one of their number or any other person to be chairman.

11.7 The chairman of a general meeting may, with the consent of the meeting if a quorum is present, and shall, if so directed by the meeting, adjourn the meeting from time to time and from place to place, but no business shall be transacted at any adjourned meeting other than the business left unfinished at the meeting from which the adjournment took place. When a meeting is adjourned for 30 days or more, notice, but not "advance notice", of the adjourned meeting shall be given as in the case of the original meeting. Save as aforesaid, it shall not be necessary to give any notice of an adjourned meeting or of the business to be transacted at an adjourned meeting.

11.8 No motion proposed at a general meeting need be seconded and the chairman may propose or second a motion.

11.9 Subject to the provisions of the Company Act, every motion or question submitted to a general meeting shall be decided on a show of hands, unless (before or on the declaration of the result of the show of hands) a poll is directed by the chairman or demanded by at least one member entitled to vote who is present in person or by proxy. The chairman shall declare to the meeting the decision on every motion or question in accordance with the result of the show of hands or the poll, and such decision shall be entered in the record of proceedings of the Company. A declaration by the chairman that a motion or question has been carried, or carried unanimously, or by a particular majority, or lost, or not carried by a particular majority and an entry to that effect in the record of the proceedings of the Company shall be conclusive evidence of the fact without proof of the number or proportion of the votes recorded in favour of or against that motion or question.

11.10 The chairman of the meeting shall be entitled to vote any shares carrying the right to vote held by him but in the case of an equality of votes, whether on a show of hands or on a poll, the chairman shall not have a second or casting vote in addition to the vote or votes to which he may be entitled as a member.

11.11 No poll may be demanded on the election of a chairman. A poll demanded on a question of adjournment shall be taken forthwith. A poll demanded on any other question shall be taken as soon as, in the opinion of the chairman, is reasonably convenient, but in no event later than 7 days after the meeting and at such time and place and in such manner as the chairman of the meeting directs. The result of the poll shall be deemed to be the resolution of and passed at the meeting at which the poll was demanded. Any business other than that upon which the poll has been demanded may be proceeded with pending the taking of the poll. A demand for a poll may be withdrawn. In any dispute as to the admission or rejection of a vote the decision of the chairman made in good faith shall be final and conclusive.

11.12 Every ballot cast upon a poll and every proxy appointing a proxyholder who casts a ballot upon a poll shall be retained by the Secretary for such period and be subject to such inspection as the Company Act may provide.

11.13 On a poll a person entitled to cast more than one vote need not, if he votes, use all his votes or cast all the votes he uses in the same way.

11.14 Unless the Company Act, the Memorandum or these Articles otherwise provide, any action to be taken by a resolution of the members may be taken by an ordinary resolution.


                           PART 12 - VOTES OF MEMBERS

12.1 Subject to any voting rights or restrictions attached to any class of shares and the restrictions as to voting on joint registered holders of shares, on a show of hands every member who is present in person and entitled to vote at a general meeting or class meeting shall have one vote and on a poll every member entitled to vote shall have one vote for each share of which he is the registered holder and may exercise such vote either in person or by proxyholder.

12.2 Any person who is not registered as a member but is entitled to vote at a general meeting or class meeting in respect of a share, may vote the share in the same manner as if he were a member but, unless the Directors have previously admitted his right to vote at that meeting in respect of the share, he shall satisfy the Directors of his right to vote the share before the time for holding the meeting, or adjourned meeting, as the case may be, at which he proposes to vote.

12.3 Any corporation, not being a subsidiary of the Company, which is a member of the Company may by resolution of its directors or other governing body authorize such person as it thinks fit to act as its representative at any general meeting or class meeting and to speak and vote at any such meeting or to sign resolutions of members. The person so authorized shall be entitled to exercise in respect of and at an), such meeting the same powers on behalf of the corporation which he represents as that corporation could exercise if it were an individual member of the Company personally present, including, without limitation, the right, unless restricted by such resolution, to appoint a proxyholder to represent such corporation, and he shall be counted for the purpose of forming a quorum if present at the meeting. Evidence of the appointment of any such representative may be sent to the Company by written instrument, telegram, telex, telecopier or any method of transmitting legibly recorded messages. Notwithstanding the foregoing, a corporation being a member may appoint a proxyholder.

12.4 In the case of joint registered holders of a share the vote of the senior who exercises a vote, whether in person or by proxyholder, shall be accepted to the exclusion of the votes of the other joint registered holders; and for this purpose seniority shall be determined by the order in which the names stand in the register of members. Several legal personal representatives of a deceased member whose shares are registered in his sole name shall for the purpose of this Article be deemed joint registered holders.

12.5 A member of unsound mind entitled to attend and vote, in respect of whom an order has been made by any court having jurisdiction, may vote, whether on a show of hands or on a poll, by his committee, curator bonis, or other person in the nature of a committee or curator bonis appointed by that court, and any such committee, curator bonis or other person may appoint a proxyholder.

12.6 A member holding more than one share in respect of which he is entitled to vote shall be entitled to appoint one or more proxyholders to attend, act and vote for him on the same occasion. If such a member should appoint more than one proxyholder for the same occasion he shall specify the number of shares each proxyholder shall be entitled to vote. A member may also appoint one or more alternate proxyholders to act in the place and stead of an absent proxyholder.

12.7 A form of proxy shall be in writing under the hand of the appointor or of his attorney duly authorized in writing, or, if the appointor is a corporation, either under the seal of the corporation or under the hand of a duly authorized officer or attorney.

12.8 Any person may act as proxyholder whether or not he is a member. The proxy may authorize the proxyholder to act as such for the appointor for such period, at such meeting or meetings and to the extent permitted by the Company Act.

12.9 A form of proxy and the power of attorney or other authority, if any, under which it is signed or a notarially certified copy thereof shall be deposited at the registered office of the Company or at such other place as is specified for that purpose in the notice calling the meeting, or shall be deposited with the chairman of the meeting. In addition to any other method of depositing proxies provided for in these Articles, the Directors may from time to time by resolution make regulations relating to the depositing of proxies at any place or places and providing for particulars of such proxies to be sent to the Company or any agent of the Company in writing or by letter, telegram, telex, telecopier or any method of transmitting legibly recorded messages so as to arrive before the commencement of the meeting or adjourned meeting at the registered office of the Company or at the office of any agent of the Company appointed for the purpose of receiving such particulars and also providing that proxies so deposited may be acted upon as though the proxies themselves were deposited as required by this Part, and votes given in accordance with such regulations shall be valid and shall be counted.

12.10 Unless the Company Act or any other statute or law which is applicable to the Company or to any class or series of its shares requires any other form of proxy, a proxy, whether for a specified meeting or otherwise, shall be in the following form, or in such other form that the Directors or the chairman of the meeting shall approve:

                                (Name of Company)

     The undersigned, being a member of the above Company, hereby appoints

________________________________ or failing him _____________________________
as proxyholder for the undersigned to attend, act and vote for and on behalf of the undersigned at the general meeting of the Company to be held on the _______ day of __________________ 19__ and at any adjournment thereof.

     Signed this ___________________ day of _________________________ 19__



                              (Signature of member)

12.11 A vote given in accordance with the terms of a proxy is valid notwithstanding the previous death or incapacity of the member giving the proxy or revocation of the proxy or of the authority under which the proxy was executed or transfer of the share or shares in respect of which the proxy is given unless notification in writing of such death, incapacity, revocation or transfer shall have been received at the registered office of the Company or by the chair-man of the meeting or adjourned meeting for which the proxy is given before the vote is taken.

12.12 Every proxy may be revoked by an instrument in writing:

      (a) executed by the member giving the same or by his attorney authorized in writing or, where the member is a corporation, by a duly authorized officer or attorney of the corporation; and

      (b) delivered either at the registered office of the Company at any time up to and including the last business day preceding the day of the meeting or adjourned meeting for which the proxy is given, or to the chairman of the meeting on the day of the meeting or any adjournment thereof before any vote in respect of which the proxy is given shall have been taken, or in any other manner provided by law.


                              PART 13 - DIRECTORS

13.1 The subscribers to the Memorandum of the Company are the first Directors. The Directors to succeed the first Directors may be appointed in writing by all the subscribers or by resolution passed at a meeting of the subscribers or, if not so appointed, they shall be elected by the members entitled to vote on the election of Directors and the number of Directors shall be the same as the number of Directors so appointed or elected. The number of Directors, excluding additional Directors, may be fixed or changed from time to time by ordinary resolution, whether previous notice thereof has been given or not, but notwithstanding anything contained in these Articles the number of Directors shall never be less than one or, if the Company is, or becomes, a reporting company, less than three.

13.2 The remuneration of the Directors as such may from time to time be determined by the Directors or, if the Directors shall so decide, by the members. Such remuneration may be in addition to any salary or other remuneration paid to any officer or employee of the Company as such who is also a Director. The Directors shall be repaid such reasonable traveling, accommodation and other expenses as they incur in and about the business of the Company and if any Director shall perform any professional or other services for the Company that in the opinion of the Directors are outside the ordinary duties of a Director or shall otherwise be specially occupied in or about the Company's business, he may be paid a remuneration to be fixed by the Board, or, at the option of such Director, by the Company in general meeting, and such remuneration may be either in addition to or in substitution for any other remuneration that he may be entitled to receive. Unless otherwise determined by ordinary resolution, the Directors on behalf of the Company may pay a gratuity, pension or retirement allowance to any Director who has held any office or appointment with the Company or to his spouse or dependants and may make contributions to any fund and pay premiums for the purchase or provision of any such gratuity, pension or allowance.

13.3 A Director shall not be required to hold a share in the capital of the Company as qualification for his office but shall be qualified to become or act as a Director as required by the Company Act.


                   PART 14 - ELECTION AND REMOVAL OF DIRECTORS

14.1 At each annual general meeting of the Company all the Directors shall retire and the members entitled to vote at the meeting shall elect a Board of Directors consisting of the number of Directors for the time being fixed pursuant to these Articles. If the Company is, or becomes, a company that is not a reporting company and all the members entitled to attend and vote at an annual general meeting consent in writing to the business required to be transacted at such meeting, the meeting shall be deemed for the purpose of this Part to have been held on the date specified in the consent or in the resolutions consented to in writing dealing with such business.

14.2 A retiring Director shall be eligible for re-election.

14.3 Where the Company falls to hold an annual general meeting or the members fall to consent to the business required to be transacted at such meeting, the Directors then in office shall be deemed to have been elected or appointed as Directors on the last day on which the annual general meeting could have been held pursuant to these Articles and they may continue to hold office until other Directors are appointed or elected or until the day on which the next annual general meeting is held.

14.4 If at any general meeting at which there should be an election of Directors, the places of any of the retiring Directors are not filled by such election, such of the retiring Directors who are not re-elected as may be requested by the newly elected Directors shall, if willing to do so, continue in office to complete the number of Directors for the time being fixed pursuant to these Articles until further new Directors are elected at a general meeting convened for the purpose. If any such election or continuance of Directors does not result in the election or continuance of the number of Directors for the time being fixed pursuant to these Articles such number shall be fixed at the number of Directors actually elected or continued in office.

14.5 Any casual vacancy occurring in the Board of Directors may be filled by the remaining Directors or Director.

14.6 The office of a Director shall be vacated if the Director:

     (a) resigns his office by notice in writing delivered to the registered office of the Company; or

     (b)  ceases to be qualified to act as a Director pursuant to the Company
          Act.

14.7 The Company may by special resolution remove any Director before the expiration of his period of office and may by an ordinary resolution appoint another person in his stead.

14.8 Notwithstanding anything contained in these Articles, the Company may at any time by ordinary resolution, increase the number of Directors previously fixed or determined and may, by ordinary resolution, elect such person or persons to fill the vacancy or vacancies thereby created.

14.9 Between successive annual general meetings the Directors shall have power to appoint one or more additional Directors but the number of additional Directors shall not at any time exceed 1 of the number of Directors elected or appointed at the last annual general meeting of the Company. Any additional Director so appointed shall hold office only until the next following annual general meeting of the Company but shall be eligible for election at such meeting and so long as he is an additional Director the number of Directors shall be increased accordingly.

14.10 Any Director may by instrument in writing, telegram, telex, telecopier or any other method of transmitting legibly recorded messages delivered or sent to the Company appoint any person to be his alternate to act in his place at meetings of the Directors at which he is not present unless the Directors shall have disapproved of the appointment of such person as an alternate and shall have given notice to that effect to the Director appointing the alternate within a reasonable time after deliver), of such instrument to the Company. Every such alternate shall be entitled to notice of meetings of the Directors and to attend and vote as a Director at a meeting at which the person appointing him is not personally present and, if he is a Director, to have a separate vote on behalf of the Director by whom he was appointed in addition to his own vote. A Director may at any time by instrument, telegram, telex, telecopier or any other method of transmitting legibly recorded messages delivered or sent to the Company revoke the appointment of an alternate appointed by him. The remuneration payable to such an alternate shall be payable out of the remuneration of the Director appointing him.


                    PART 15 - POWERS AND DUTIES OF DIRECTORS

15.1 The Directors shall manage, or supervise the management of, the affairs and business of the Company and shall have authority to exercise all such powers of the Company as are not, by the Company Act, the Memorandum of the Company or these Articles, required to be exercised by the Company in general meeting.

15.2 The Directors may from time to time by power of attorney or other instrument under the seal of the Company appoint any person to be the attorney of the Company for such purposes, and with such powers, authorities and discretions (not exceeding those vested in or exercisable by the Directors under these Articles and excepting the powers of the Directors relating to the constitution of the Board and of any of its committees and the appointment or removal of officers and the power to declare dividends) and for such period, with such remuneration and subject to such conditions as the Directors may think fit, and any such appointment may be made in favour of any of the Directors or any of the members of the Company or in favour of any corporation, or of any of the members, directors, nominees or managers of any corporation, firm or joint venture and any such power of attorney may contain such provisions for the protection or convenience of persons dealing with such attorney as the Directors think fit. Any such attorney may be authorized by the Directors to sub-delegate all or any of the powers, authorities and discretions for the time being vested in him.

                  PART 16 - DISCLOSURE OF INTEREST OF DIRECTORS

16.1 A Director who is, in any way, directly or indirectly interested in an existing or proposed contract or transaction with the Company or who holds any office or possesses any property whereby, directly or indirectly, a duty or interest might be created to conflict with his duty or interest as a Director shall declare the nature and extent of his interest in such contract or transaction or of the conflict or potential conflict with his duty and interest as a Director, as the case may be, in accordance with the provisions of the Company Act.

16.2 A Director shall not vote in respect of any such contract or transaction with the Company in which he is interested and if he shall do so his vote shall not be counted, but he shall be counted in the quorum present at the meeting at which such vote is taken. Subject to the provisions of the Company Act, the foregoing prohibitions shall not apply to:

     (a) any such contract or transaction relating to a loan to the Company, which a Director or a specified corporation or a specified firm in which he has an interest has guaranteed or joined in guaranteeing the repayment of the loan or any part of the loan;

     (b) any contract or transaction made or to be made with, or for the benefit of a holding corporation or a subsidiary corporation of which a Director is a director;

     (c) any contract by a Director to subscribe for or underwrite shares or debentures to be issued by the Company or a subsidiary of the Company, or any contract, arrangement or transaction in which a Director is, directly or indirectly, interested if all the other Directors are also, directly or indirectly interested in the contract, arrangement or transaction;

     (d)  determining the remuneration of the Directors;

     (e) purchasing and maintaining insurance to cover Directors against liability incurred by them as Directors; or

     (f)  the indemnification of any Director or officer by the Company.

The foregoing exceptions may from time to time be suspended or amended to any extent approved by the Company in general meeting and permitted by the Company Act, either generally or in respect of any particular contract or transaction or for any particular period.

16.3 A Director may hold any office or appointment with the Company (except as auditor of the Company) in conjunction with his office of Director for such period and on such terms (as to remuneration or otherwise) as the Directors may determine and no Director or intended Director shall be disqualified by his office from contracting with the Company either with regard to his tenure of any such other office or appointment or as vendor, purchaser or otherwise and, subject to compliance with the provisions of the Company Act, no contract or transaction entered into by or on behalf of the Company in which a Director is in any way interested shall be liable to be voided by reason thereof.

16.4 Subject to compliance with the provisions of the Company Act, a Director or his firm may act in a professional capacity for the Company (except as auditor of the Company) and he or his firm shall be entitled to remuneration for professional services as if he were not a Director.

16.5 A Director may be or become a director or officer or employee of, or otherwise interested in, any corporation or firm in which the Company may be interested as a member or otherwise, and, subject to compliance with the provisions of the Company Act, such Director shall not be accountable to the Company for any remuneration or other benefits received by him as director, officer or employee of, or from his interest in, such other corporation or firm, unless the Company in general meeting otherwise directs.


                       PART 17 - PROCEEDINGS OF DIRECTORS

17.1 The Chairman of the Board or, in his absence or if there is no Chairman of the Board, the President shall preside as chair-man at every meeting of the Directors.

17.2 If at any meeting of Directors neither the Chairman of the Board nor the President is present within 15 minutes after the time appointed for holding the meeting or if either of them is present but is not willing to act as chairman or if the Chairman of the Board, if any, and the President have advised the Secretary that they will not be present at the meeting, the Directors present shall choose one of their number to be chairman of the meeting.

17.3 The Directors may meet together for the dispatch of business, adjourn and otherwise regulate their meetings as they think fit. Questions arising at any meeting shall be decided by a majority of votes. In case of an equality of votes the chairman shall not have a second or casting vote.

17.4 A Director may participate in a meeting of the Board or of any committee of Directors by means of telephone or other communications facility by means of which all Directors participating in the meeting can hear each other and provided that all such Directors agree to such participation. A meeting so held in accordance with this Article shall be deemed to be an actual meeting, of the Board and any resolution passed at such meeting shall be as valid and effectual as if it had been passed at a meeting where the Directors are physically present. A Director participating in a meeting in accordance with this Article shall be deemed to be present at the meeting and to have so agreed and shall be counted in the quorum therefor and be entitled to speak and vote at the meeting.

17.5 A Director may at any time, and the Secretary or an Assistant Secretary upon request of a Director shall, call a meeting of the Board.

17.6 Notice of a meeting of the Board shall be given to each Director and alternate Director at least 48 hours before the time fixed for the meeting and may be given orally, personally or by telephone, or in writing, personally or by delivery through the post or by letter, telegram, telex, telecopier or any other method of transmitting legibly recorded messages in common use. When written notice of a meeting is given to a Director, it shall be addressed to him at his registered address. Where the Board has established a fixed time and place for the holding of its meetings, no notices of meetings to be held at such fixed time and place need be given to any

Director. A Director entitled to notice of a meeting may waive or reduce the period of notice convening the meeting and may give such waiver before, during or after the meeting.

17.7 For the first meeting of the Board to be held immediately following the election of a Director at an annual general meeting of the Company or for a meeting of the Board at which a Director is appointed to fill a vacancy on the Board, no notice of such meeting shall be necessary to such newly appointed or elected Director in order for the meeting to be properly constituted.

17.8 Any Director who may be absent temporarily from the Province may file at the registered office of the Company a waiver of notice, which may be by letter, telegram, telex, telecopier or any other method of transmitting legibly recorded messages, of meetings of the Directors and may at any time withdraw the waiver, and until the waiver is withdrawn, no notice of meetings of Directors shall be sent to that Director, and any and all meetings of Directors. notice of which has not been given to that Director shall, provided a quorum of the Directors is present, be valid and effective.

17.9 The quorum necessary for the transaction of the business of the Directors may be fixed by the Directors and if not so fixed shall be a majority of the Directors or, if the number of Directors is fixed at one, shall be one Director.

17.10 The continuing Directors may act notwithstanding any vacancy in their body but, notwithstanding Article 17.9, if and so long as their number is reduced below the number fixed pursuant to these Articles as the necessary quorum of Directors, the continuing Directors may act for the purpose of increasing the number of Directors to that number or of summoning a general meeting of the Company, but for no other purpose.

17.11 Subject to the provisions of the Company Act, all acts done by any meeting of the Directors or of a committee of Directors, or by any person acting as a Director, shall, notwithstanding that it be afterwards discovered that there was some defect in the qualification, election or appointment of any such Directors or of the members of such committee or person acting as aforesaid, or that they or any of them were disqualified, be as valid as if every such person had been duly elected or appointed and was qualified to be a Director.

17.12 A resolution consented to in writing, whether by document, telegram, telex, telecopier or any method of transmitting legibly recorded messages or other means, by all of the Directors for the time being in office without their meeting together shall be as valid and effectual as if it had been passed at a meeting of the Directors duly called and held, shall be deemed to relate back to any date stated therein to be the effective date thereof and shall be filed in the minute book of the Company accordingly. Any such resolution may consist of one or several documents each duly signed by one or more Directors which together shall be deemed to constitute one resolution in writing.

                    PART 18 - EXECUTIVE AND OTHER COMMITTEES

18.1 The Directors may by resolution appoint an Executive Committee consisting of such member or members of the Board as they think fit which Committee shall have, and may exercise during the intervals between the meetings of the Board, all the powers vested in the Board except the power to fill vacancies in the Board, the power to change the membership of or fill vacancies in said Committee or any other committee of the Board and such other powers, if any, as may be specified in the resolution. The said Committee shall keep regular minutes of its transactions and shall cause them to be recorded in books kept for that purpose, and shall report the same to the Board of Directors at such times as the Board of Directors may from time to time require. The Board shall have the power at any time to revoke or override the authority given to or acts done by the Executive Committee except as to acts done before such revocation or overriding and to terminate the appointment or change the membership of such Committee and to fill vacancies in it.

18.2 The Directors may by resolution appoint one or more other committees consisting of such member or members of the Board as they think fit and may delegate to any such committee between meetings of the Board such powers of the Board (except the power to fill vacancies in the Board, the power to change the membership of or fill vacancies in any committee of the Board, the power to appoint or remove officers appointed by the Board and such other powers as may be specified in the resolution) subject to such conditions as may be prescribed in such resolution, and all committees so appointed shall keep regular minutes of their transactions and shall cause them to be recorded in books kept for that purpose, and shall report the same to the Board of Directors at such times as the Board of Directors may from time to time require. The Directors shall also have power at any time to revoke or override any authority given to or acts to be done by any such committee except as to acts done before such revocation or overriding and to terminate the appointment or change the membership of a committee and to fill vacancies in it.

18.3 Committees appointed under this Part may make rules for the conduct of their business and may appoint such assistants as they may deem necessary. A majority of the members of a committee shall constitute a quorum thereof.

18.4 Committees appointed under this Part may meet and adjourn as they think proper. Questions arising at any meeting of a committee shall be determined by a majority of votes of the members of the committee present, and in case of an equality of votes the chairman shall not have a second or casting vote. The provisions of Article 17.12 shall apply mutatis mutandis to resolutions consented to in writing by the members of a committee appointed under this Part.


                               PART 19 - OFFICERS

19.1 The Directors shall from time to time appoint a President and a Secretary and such other officers, if any, as the Directors shall determine and the Directors may at any time terminate any such appointment. No officer shall be appointed unless he is qualified in accordance with the provisions of the Company Act.

19.2 One person may hold more than one of such offices except that the offices of President and Secretary shall be held by different persons unless the Company has only one member. Any person appointed as the Chairman of the Board, President or Managing, Director shall be a Director. The other officers need not be Directors.

19.3 The remuneration of the officers of the Company as such and the terms and conditions of their tenure of office or employment shall from time to time be determined by the Directors. Such remuneration may be by way of salary, fees, wages, commission or participation in profits or any other means or all of these modes and an officer may in addition to such remuneration be entitled to receive after he ceases to hold such office or leaves the employment of the Company a gratuity, pension or retirement allowance.

19.4 The Directors may decide what functions and duties each officer shall perform and may entrust to and confer upon him any of the powers exercisable by them upon such terms and conditions and with such restrictions as they think fit and may from time to time revoke, withdraw, alter or vary all or any of such functions, duties and powers. The Secretary shall, inter alia, perform the functions of the secretary specified in the Company Act.

19.5 Every officer of the Company who holds any office or possesses any property whereby, whether directly or indirectly. duties or interests might be created in conflict with his duties or interests as an officer of the Company shall, in writing, disclose to the President the fact and the nature, character and extent of the conflict.


                       PART 20 - INDEMNITY AND PROTECTION
                      OF DIRECTORS, OFFICERS AND EMPLOYEES

20.1 Subject to the provisions of the Company Act, the Directors may, with the approval of the Court, cause the Company to indemnify a Director or former Director of the Company or a director or former director of a corporation of which the Company is or was a member, and the heirs and personal representatives of any such person, against all costs, charges and expenses, including an amount paid to settle an action or satisfy a judgment, actually and reasonably incurred by him, including an amount paid to settle an action or satisfy a judgment in a civil, criminal or administrative action or proceeding to which he is made a party by reason of being or having been a Director of the Company or a director of such corporation, including any action or proceeding brought by the Company or any such corporation. Each Director of the Company on being elected or appointed shall be deemed to have contracted with the Company on the terms of the foregoing indemnity.

20.2 Subject to the provisions of the Company Act, the Directors may cause the Company to indemnify any officer, employee or agent of the Company or of a corporation of which the Company is or was a member (notwithstanding that he is also a Director) and his heirs and personal representatives against all costs, charges and expenses whatsoever incurred by him and resulting from his acting as an officer, employee or agent of the Company or such corporation. In addition the Company shall indemnify the Secretary or an Assistant Secretary of the Company (if he shall not be a full time employee of the Company and notwithstanding that he is also a Director) and his heirs and personal representatives against all costs, charges and expenses whatsoever incurred by him and arising out of the functions assigned to the Secretary by the Company Act or these Articles. Each such Secretary and Assistant Secretary on being appointed shall be deemed to have contracted with the Company on the terms of the foregoing indemnity.

20.3 For the purposes of Article 20. 1. a civil, criminal or administrative action or proceeding shall include a civil, criminal, administrative or other investigation or enquiry the subject of which concerns the acts or conduct of the Director or former Director of the Company while a Director of the Company.

20.4 The failure of a Director or officer of the Company to comply with the provisions of the Company Act, the Memorandum of the Company or these Articles shall not invalidate any indemnity to which he is entitled under this Part.

20.5 The Directors may cause the Company to purchase and maintain insurance for the benefit of any person who is or was serving as a Director, officer, employee or agent of the Company or as a director, officer, employee or agent of any corporation of which the Company is or was a member and his heirs or personal representatives against any liability incurred by him as such Director, director, officer, employee or agent.


                         PART 21 - DIVIDENDS AND RESERVE

21.1 The Directors may from time to time declare and authorize payment of such dividends, if any, as they may deem advisable and need not give notice of such declaration to any member. No dividend shall be paid otherwise than out of funds or assets properly available for the payment of dividends and a declaration by the Directors as to the amount of such funds or assets available for dividends shall be conclusive. The Company may pay any such dividend wholly or in part by the distribution of specific assets and in particular by paid up shares, bonds, debentures or other securities of the Company or any other corporation or in any one or more such ways as may be authorized by the Company or the Directors and where any difficulty arises with regard to such a distribution the Directors may settle the same as they think expedient, and in particular may fix the value for distribution of such specific assets or any part thereof, and may determine that cash payments in substitution for all or any part of the specific assets to which any members are entitled shall be made to any members on the basis of the value so fixed in order to adjust the rights of all parties and may vest any such specific assets in trustees for the persons entitled to the dividend as may seem expedient to the Directors.

21.2 Any dividend declared on shares of any class may be made payable on such date as is fixed by the Directors.

21.3 Subject to the rights of members, if any, holding shares with special rights as to dividends, all dividends on shares of any class shall be declared and paid according to the number of such shares held.

21.4 The Directors may, before declaring any dividend, set aside out of the funds properly available for the payment of dividends such sums as they think proper as a reserve or reserves, which shall, at the discretion of the Directors, be applicable for meeting contingencies or for equalizing dividends or for any other purpose to which such funds of the Company may be properly applied, and pending such application may, at the like discretion, either be employed in the business of the Company or be invested in such investments as the Directors may from time to time think fit. The Directors may also, without placing the same in reserve, carry forward such funds which they think prudent not to divide.

21.5 If several persons are registered as joint holders of any share, any one of them may give an effective receipt for any dividend, interest or other moneys payable in respect of the share.

21.6 No dividend shall bear interest. Where the dividend to which a member is entitled includes a fraction of a cent, such fraction shall be disregarded in making payment thereof and such payment shall be deemed to be payment in full.

21.7 Any dividend, interest or other moneys payable in respect of shares may be paid by cheque or warrant sent by mail directed to the registered address of the holder, or in the case of joint holders, to the registered address of that one of the joint holders who is first named on the register, or to such person and to such address as the holder or joint holders may direct in writing Every such cheque or warrant shall be made payable to the order of the person to whom it is sent. The mailing of such cheque or warrant shall, to the extent of the sum represented thereby (plus the amount of any tax required by law to be deducted) discharge all liability for the dividend, unless such cheque or warrant shall not be paid on presentation or the amount of tax so deducted shall not be paid to the appropriate taxing authority.

21.8 Notwithstanding, anything contained in these Articles the Directors may from time to time capitalize any undistributed surplus on hand of the Company and may from time to time issue as fully paid and non-assessable any unissued shares or any bonds, debentures or other debt obligations of the Company as a dividend representing such undistributed surplus on hand or any part thereof.

21.9 A transfer of a share shall not pass the right to any dividend declared thereon before the registration of the transfer in the register.


                             PART 22 - RECORD DATES

22.1 The Directors may fix in advance a date, which shall not be more than the maximum number of days permitted by the Company Act preceding the date of any meeting of members or any class or series thereof or of the payment of any dividend or of the proposed taking of any other proper action requiring the determination of members, as the record date for the determination of the members entitled to notice of, or to attend and vote at, any such meeting and any adjournment thereof, or entitled to receive payment of any such dividend or for any other proper purpose and, in such case, notwithstanding anything elsewhere contained in these Articles, only members of record on the date so fixed shall be deemed to be members for the purposes aforesaid.

22.2 Where no record date is so fixed for the determination of members as provided in the preceding Article the date on which the notice is mailed or on which the resolution declaring the dividend is passed, as the case may be, shall be the record date for such determination.


              PART 23 - DOCUMENTS. RECORDS AND FINANCIAL STATEMENTS

23.1 The Company shall keep at its records office or at such other place as the Company Act may permit, the documents, copies, registers, minutes, and records, which the Company is required by the Company Act to keep at its records office or such other place, as the case may be.

23.2 The Company shall cause to be kept proper books of account and accounting records in respect of all financial and other transactions of the Company in order properly to record the financial affairs and condition of the Company and to comply with the Company Act.

23.3 Unless the Directors determine otherwise or unless otherwise determined by an ordinary resolution, no member of the Company shall be entitled to inspect the accounting records of the Company.

23.4 The Directors shall from time to time at the expense of the Company cause to be prepared and laid before the Company in general meeting such financial statements and reports as are required by the Company Act.

23.5 Every member shall be entitled to be furnished once gratis on demand with a copy of the latest annual financial statement of the Company and, if so required by the Company Act, a copy of each such annual financial statement and interim financial statement shall be mailed to each member.


                                PART 24 - NOTICES

24.1 A notice, statement or report may be given or delivered by the Company to any member either by delivery to him personally or by sending it by mail to him to his address as recorded in the register of members. Where a notice, statement or report is sent by mail, service or delivery of the notice, statement or report shall be deemed to be effected by properly addressing and mailing the notice, statement or report and to have been given on the day, Saturdays, Sundays and holidays excepted, following the date of mailing. A certificate signed by the Secretary or other officer of the Company or of any other corporation acting in that behalf for the Company that the letter, envelope or wrapper containing the notice, statement or report was so addressed and mailed shall be conclusive evidence thereof.

24.2 A notice, statement or report may be given or delivered by the Company to the joint holders of a share by giving or delivering it to the joint holder first named in the register of members in respect of that share.

24.3 A notice, statement or report may be given or delivered by the Company to the persons entitled to a share in consequence of the death, bankruptcy or incapacity of a member by sending it through the mail addressed to them by name or by the title of representatives of the deceased or incapacitated person or trustee of the bankrupt, or by any like description, at the address, if any, supplied to the Company for the purpose by the persons claiming to be so entitled or, until such address has been so supplied, by giving it in a manner in which the same might have been given if the death, bankruptcy or incapacity had not occurred.

24.4 Notice of every general meeting or meeting of members holding shares of a class or series shall be given in a manner hereinbefore authorized to every member holding at the time of the issue of the notice or the date fixed for determining the members entitled to such notice, whichever is the earlier, shares which confer the right to notice of and to attend and vote at any such meeting. No other person except the auditor of the Company and the Directors of the Company shall be entitled to receive notices of any such meeting.

                                  PART 25-SEAL

25.1 The Directors may provide a seal for the Company and, if they do so, shall provide for the safe custody and use of the seal which shall not be affixed to any instrument except in the presence of, or attested by the signatures of, the following persons, namely:

     (a)  any two Directors, or

     (b) any one of the Chairman of the Board, the President, the Managing Director, a Director and a Vice-President together with any one of the Secretary, the Treasurer, the Secretary-Treasurer, an Assistant Secretary, an Assistant Treasurer and an Assistant
          Secretary-Treasurer, or

     (c) if the Company shall have only one member, the President or the Secretary, or

     (d) such person or persons as the Directors may from time to time by resolution appoint, and any such resolution may be general in its nature,

and the said Directors, officers, person or persons in whose presence the seal is so affixed to an instrument shall sign such instrument. For the purpose of certifying under seal true copies of any document or resolution the seal may be affixed in the presence of any one of the foregoing persons.

25.2 To enable the seal of the Company to be affixed to any bonds, debentures, share certificates, or other securities of the Company, whether in definitive or interim form, on which facsimiles of any of the signatures of the Directors or officers of the Company are, in accordance with the Company Act or these Articles, printed or otherwise mechanically reproduced there may be delivered to the firm or company employed to engrave, lithograph or print such definitive or interim bonds, debentures, share certificates or other securities one or more umounted dies reproducing the Company's seal and the Chairman of the Board, the President, the Managing Director or a Vice-President and the Secretary, Treasurer, Secretary-Treasurer, an Assistant Secretary, an Assistant Treasurer or an Assistant Secretary-Treasurer may by a document authorize such firm or company to cause the Company's seal to be affixed to such definitive or interim bonds, debentures, share certificates or other securities by the use of such dies. Bonds, debentures, share certificates or other securities to which the Company's seal has been so affixed shall for all purposes be deemed to be under and to bear the Company's seal lawfully affixed thereto.

25.3 The Company may have for use in any other province, state, territory or country an official seal which shall have on its face the name of the province, state, territory or country where it is to be used and all of the powers conferred by the Company Act with respect thereto may be exercised by the Directors or by a duly authorized agent of the Company.

                             PART 26 - PROHIBITIONS

26.1 If the Company is, or becomes, a company which is not a reporting company, the number of persons who beneficially own designated securities of the Company (counting any two or more joint registered owners as one beneficial owner) shall be limited to 50, excluding persons that:

     (a)  are employed by the Company or an affiliate of it, or

     (b) beneficially owned, directly or indirectly, designated securities of the Company while employed by it or by an affiliate of it and, at all times since ceasing to be so employed, have continued to beneficially own, directly or indirectly, at least one designated security of the Company.

26.2 If the Company is, or becomes, a company which is not a reporting company, no designated securities of the Company, and no securities that are convertible into or exchangeable for designated securities of the Company, shall be:

     (a)  offered for sale to the public; or

     (b) transferred without the previous consent of the Directors expressed by a resolution of the Board and the Directors shall not be required to give any reason for refusing to consent to any such proposed transfer.


                  PART 27 - RESTRICTIONS ON TRANSFERS OF SHARES

27.1 If the Company is, or becomes, a company which is not a reporting company, no shares in the capital of the Company shall be transferred by any member, or the personal representative of any deceased member or trustee in bankruptcy of any bankrupt member, or the liquidator of a member which is a corporation, except under the conditions set out in this Part.

27.2 A person (in this Part 27 called the "Proposing Transferor") desiring to-transfer any share or shares in the Company shall give notice in writing (in this Part 27 called the "Transfer Notice") to the Company that he desires to transfer the same. The Transfer Notice shall specify the price, which shall be expressed in lawful money of Canada, and the terms of payment upon which the Proposing Transferor is prepared to transfer the share or shares and shall constitute the Company his agent for the sale thereof to any member or members of the Company at the price and upon the terms of payment so specified. The Transfer Notice shall also state whether or not the Proposing Transferor has had an offer to purchase the shares or any of them from, or proposes to sell the shares or any of them to, any particular person or persons who are not members and if so the names and addresses of such persons shall be specified in the Transfer Notice. The Transfer Notice shall constitute an offer by the Proposing Transferor to the other members of the Company holding shares of the class or classes included in the Transfer Notice and shall not be revocable except with the sanction of the Directors. If the Transfer Notice pertains to shares of more than one class then the consideration and terms of payment for each class of shares shall be stated separately in the Transfer Notice.

27.3 The Directors shall forthwith upon receipt thereof transmit a copy of the Transfer

Notice to each of the members, other than the Proposing Transferor, holding shares of the class or classes set forth in the Transfer Notice and request each member to whom the copy of the Transfer Notice is sent to state in writing within 21 days from the date the Transfer Notice is sent whether he is willing to accept any, and if so, the maximum number of shares he is willing to accept at the price and upon the terms specified in the Transfer Notice. A member shall only be entitled to purchase shares of the class or classes held by him.

27.4 Upon the expiration of the 21 day notice period referred to in Article
27.3:


     (a) if the Directors shall have received from the members entitled to receive the Transfer Notice sufficient acceptances to take up the full number of shares offered by the Transfer Notice and, if the Transfer Notice includes shares of more than one class, sufficient acceptances from the members of each class to take up the full number of shares of each class offered by the Transfer Notice, the Directors shall thereupon apportion shares so offered among the members so accepting and so far as may be, pro rata, according to the number of shares held by each of them respectively, and in the case of more than one class of shares, then pro rata in respect of each class;

     (b) if the Directors shall not have received sufficient acceptances as aforesaid, they may, but only with the consent of the Proposing Transferor who shall not be obliged to sell to members in the aggregate less than the total number of shares of all classes of shares offered by the Transfer Notice, apportion the shares so offered among the members so accepting so far as may be according to the number of shares held by each respectively but only up to the amount accepted by such members respectively.

     (c) Upon any such apportionment being made the Proposing Transferor shall be bound upon payment of the price to transfer the shares to the respective members to whom the Directors have apportioned such shares.

     (d) If in any case the Proposing Transferor, having become so bound, fails in transferring any share, the Company may receive the purchase money for that share and shall upon receipt cause the name of the purchasing member to be entered in the register as the holder of the share and cancel the certificate of the share held by the Proposing Transferor, whether the same shall be produced to the Company or not, and shall hold such purchase money in trust for the Proposing Transferor.

     (e) The receipt of the Company for the purchase money shall be a good discharge to the purchasing member and after his name has been entered in the register the validity of the proceedings shall not be questioned by any person.

27.5 If some or all of the shares offered shall not be sold to members under the preceding Articles within the 21 day period referred to in Article 27.3, the Proposing Transferor shall be at liberty for a period of 90 days after the expiration of that period to transfer such of the shares so offered as are not sold to any person provided that he shall not sell them at a price less than that specified in the Transfer Notice or on terms more favourable to a purchaser than those specified in the Transfer Notice.

27.6 The foregoing provisions of this Part shall not apply:

     (a) if before a proposed transfer of shares is made, the Proposing Transferor shall obtain consents to the proposed transfer from members of the Company who at the time of the transfer are the registered holders of 3/4 or more of the other issued shares of the class to be transferred or, if the shares comprise more than one class, then from the registered holders of 3/4 or more of the other issued shares of each class to be transferred; or

     (b) to a transfer of shares to a bare trustee for the owner thereof, or to a replacement for such trustee if the Directors are satisfied that such is the case.



DATED this 24th day of October, 1997



                                                           [Signature]
                                                    BILL G. CALSBECK, Subscriber

                                                                    Exhibit 16.0




April 17, 2001

Securities and Exchange Commission
450 Fifth Street, N.W.
Washington, D.C. 20549


Re:  Change in Accountants

Dear Sirs:

I audited the financial statements of CTI Diversified Holdings Inc, (formerly Unique Bagel Co., Inc.) as of December 31, 1999 and December 31, 1998. I have reviewed the Company's comments concerning their decision to change to a different firm for preparation of the December 31, 2000 financial statements. I agree with the statements made by the Company.



/s/ Robert Bliss CPA, PC

                                                                    Exhibit 21.1



Subsidiaries of CTI Diversified Holdings Inc., a Delaware Corporation:


o Cobratech Industries Inc., formerly Cobra Energy Ltd, a British Columbia corporation, has two wholly owned subsidiaries:

     o Cobratech Industries Limited ("CTIL"), is a Hong Kong Corporation. CTIL was incorporated on November 12, 1999 and was established primarily for the distribution and marketing of the Company's e-security, IT, and ASP products and services into the Hong Kong market. CTIL has two wholly owned subsidiaries, Cobratech Industries Japan Limited ("CTIL Japan"), a Japan Corporation and IT Transit Limited ("IT Transit"), a Hong Kong Corporation.

          o CTIL Japan was incorporated in July 2000 and was established primarily for the distribution and marketing of the Company's e-security, IT, and ASP products and services into the Japanese market.

          o IT Transit was acquired on January 31, 2001 and is a professional services firm, delivering secured wireless IPsec-based VPN and infrastructure solutions, web-hosting, PKI and ASP services, with clients in both Hong Kong and Singapore. IT Transit was acquired to assist the Company in deploying its complete end-to-end security solutions to the Asian marketplace and to grow our product and services offerings. The Company acquired 100% of the total issued and outstanding shares of IT-Transit for US $250,000.

                                                                    Exhibit 23.1


                        CONSENT OF DAVID J. MAXWELL LTD.

                             INDEPENDENT ACCOUNTANTS

I hereby consent to the use of my Independent Auditor's Report dated April 12, 2001 with respect to the financial statement of CTI Diversified Holdings Inc. (formerly Unique Bagel Co., Inc.), in the Company's Annual Report (Form
10-K) dated April 17, 2001.



Vancouver, Canada                        /s/ "David J. Maxwell Ltd."
                                         --------------------------------------
April 17, 2001                           Chartered Accountants

                                                                    Exhibit 23.2


                        CONSENT OF DAVID J. MAXWELL LTD.

                             INDEPENDENT ACCOUNTANTS

I hereby consent to the use of my Independent Auditor's Report dated April 12, 2001 with respect to the financial statement of CTI Diversified Holdings Inc. (formerly Unique Bagel Co., Inc.), in the Company's amended Annual Report (Form 10-K) dated April 30, 2001.



Vancouver, Canada                        /s/ "David J. Maxwell Ltd."
                                         --------------------------------------
April 30, 2001                           Chartered Accountants