Form 10QSB
period 2001-06-30
CTI DIVERSIFIED HOLDINGS INC
filed 2001-08-20
CIK 1069489

As filed with the Securities and Exchange Commission on June 30, 2001

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB

(Mark One)

[X]                 QUARTERLY REPORT PURSUANT TO SECTION 13
                 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2001

                                       OR

[ ]                 TRANSITION REPORT PURSUANT TO SECTION 13
                 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from  __________  to  ______________

                        Commission File Number 000-30095

                         CTI DIVERSIFIED HOLDINGS, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

      Delaware                                                  33-0921967
----------------------                                       -------------------
State or other jurisdiction of                                (I.R.S. Employer
incorporation or organization                                Identification No.)

                    8525 COMMERCE COURT, BURNABY, BC V5A 4N3
               ---------------------------------------------------
               (Address of principal executive offices) (Zip Code)

Registrant's telephone number, including area code (604) 646-6638

Securities registered pursuant to Section 12(b) of the Act:

     Title of each class               Name of each exchange on which registered
           None                                          None
     -------------------                          ------------------

           Securities registered pursuant to Section 12(g) of the Act:
                    Common Stock, par value $.0001 per share
                    ----------------------------------------
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

Number of shares outstanding of the registrant's class of common stock as of June 30, 2001: 17,808,744.

The authorized share capital:   50,000,000 common shares, par value of 0.0001

                       PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                       CTI DIVERSIFIED HOLDINGS INC.
                     CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)

                                JUNE 30, 2001

CONTENTS
================================================================================



Consolidated Balance Sheet

Consolidated Statement of Operations and Deficit

Consolidated Statement of Cash Flows

Consolidated Statement of Stockholders' Deficiency

Notes to Consolidated Financial Statements

CTI DIVERSIFIED HOLDINGS, INC.

CONSOLIDATED BALANCE SHEET
(Unaudited)

AS AT JUNE 30, 2001
================================================================================

                              ASSETS

                                            JUNE 30, 2001     JUNE 30, 2000     DECEMBER 31, 2000
                                            -------------     -------------     -----------------
CURRENT ASSETS
   Cash                                      $     14,426      $      1,946       $      58,871
   Accounts receivable                             25,660              -                 22,490
   Prepaid expenses and deposits                   42,453              -                527,906
   Loan receivable                                   -                 -                 12,972
                                             ------------      ------------        ------------
                                                   82,539             1,946             622,239
                                             ------------      ------------        ------------
NOTES RECEIVABLE                                  359,853              -                   -

OTHER ASSETS                                         -                6,091                 125

FIXED ASSETS                                      219,715              -                308,320
                                             ------------      ------------        ------------
                                             $    662,107      $      8,037        $    930,684
                                             =============     =============       ============

                                   LIABILITIES
CURRENT
   Accounts payable and accrued liabilities  $    318,235      $      1,100        $    233,919
   Short term loan payable                         88,274              -                200,000
   Promissory notes                                  -                 -                611,816
   Shareholder advances                           272,642              -                274,702
                                             ------------      ------------        ------------
                                                  679,151             1,100           1,320,437
                                             ------------      ------------        ------------

                            STOCKHOLDERS' DEFICIENCY

Capital stock                                       1,781               700               3,685

Contributed surplus                             3,703,132            10,391           1,724,535

Deficit accumulated during the development
      stage                                    (3,721,957)           (4,154)         (2,117,973)
                                             ------------      ------------        ------------
                                                  (17,044)           (6,937)           (389,753)
                                             ------------      ------------        ------------
                                             $    662,107      $      8,037        $    930,684
                                             =============     =============       ============

APPROVED ON BEHALF OF THE BOARD:

/s/ Don Farnell          Director
------------------------

/s/ Rene Palsenbarg      Director
------------------------

CTI DIVERSIFIED HOLDINGS, INC.

CONSOLIDATED STATEMENT OF OPERATION AND DEFICIT
(Unaudited)

================================================================================

                                                     THREE MONTHS ENDED                 SIX MONTHS ENDED
                                             JUNE 30, 2001     JUNE 30, 2000     JUNE 30, 2001     JUNE 30, 2000
                                             -------------     -------------     -------------     -------------
CONSULTING REVENUE                        $    40,186        $      -          $    47,606       $      -

EXPENSES
   Advertising and promotion                    1,406               -                5,123              -
   Depreciation                                17,024               -               34,607              -
   Amortization of goodwill                      -                  -                6,887              -
   Consulting                                (111,889)              -              (35,864)             -
   Courier, delivery and freight                  830               -                2,293              -
   Insurance                                   21,014               -               21,014              -
   Interest and bank charges                   76,221               -               80,255              -
   Investor relations                          53,763               -               53,763              -
   Maintenance and utilities                    1,638               -                8,618              -
   Miscellaneous                              (65,464)              -             (113,178)             -
   Legal and accounting                        61,387              1,130            68,249             1,160
   Licenses, dues and fees                      2,525               -                2,813              -
   Office and supplies                         30,360               -               44,552              -
   Rent                                        54,595               -               96,686              -
   Telephone and communications                 4,064               -               10,257              -
   Training                                       211               -                3,083              -
   Travel and entertainment                    41,078               -              107,031              -
   Wages and benefits                          68,139               -               92,001              -
                                          ------------------------------------------------------------------
                                              256,891              1,130           511,011             1,160
                                          ------------------------------------------------------------------

LOSS FROM OPERATIONS                         (216,705)            (1,130)         (463,405)           (1,160)
                                          ------------------------------------------------------------------

OTHER ITEMS

   OTHER INCOME                                68,863               -              116,659              -

   WRITE DOWN OF LONG-TERM ASSETS            (316,377)              -             (316,377)             -

   EQUITY LOSS                               (314,622)              -             (824,201)             -

NET LOSS                                     (847,705)            (1,130)       (1,603,984)           (1,160)
                                          ------------------------------------------------------------------

DEFICIT, BEGINNING OF PERIOD               (2,874,252)            (3,024)       (2,117,973)           (2,994)

DEFICIT, END OF PERIOD                    $(3,721,957)       $    (4,154)      $(3,721,957)      $    (4,154)
                                          ------------------------------------------------------------------

EARNINGS (LOSS) PER SHARE                 $    (0.047)       $ (0.000161)      $     (0.09)      $ (0.000134)
                                          ------------------------------------------------------------------

WEIGHTED AVERAGE SHARES OUTSTANDING        17,808,744          7,000,000        17,808,744         8,666,000
                                          ------------------------------------------------------------------

CTI DIVERSIFIED HOLDINGS, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

================================================================================

                                                     THREE MONTHS ENDED                 SIX MONTHS ENDED
                                             JUNE 30, 2001     JUNE 30, 2000     JUNE 30, 2001     JUNE 30, 2000
                                             -------------     -------------     -------------     -------------
CASH FLOWS FROM OPERATING
   ACTIVITIES
   Net loss                               $  (847,705)       $    (1,130)      $(1,603,984)      $    (1,160)
Adjustments to reconcile net loss to
   net cash provided by operating
   activities:
   Depreciation                                17,024               -               34,607              -
   Amortization of goodwill                      -                  -                6,887              -
   Equity loss                                314,622               -              824,201              -
   Write off of goodwill                      199,713               -              199,713              -
   Write down of assets                       116,663               -              116,663              -
                                          ------------------------------------------------------------------
                                             (199,683)            (1,130)         (421,913)           (1,160)
                                          ------------------------------------------------------------------

CHANGE IN ASSETS AND LIABILITIES:
   Increase in accounts payable               179,462              1,110            84,316             1,110
   Increase in prepaid expenses                  (967)              -              (11,772)             -
   (Increase) decrease in accounts
     receivable                                 9,709               -               (3,170)             -
   Increase in loans receivable                  -                  -               12,972              -
                                          ------------------------------------------------------------------
 TOTAL ADJUSTMENTS                            188,204              1,110            82,346             1,110
                                          ------------------------------------------------------------------
Net cash provided by operating activities     (11,479)               (30)         (339,567)              (60)
CASH FLOWS FROM FINANCING ACTIVITIES
   Issuance of convertible promissory notes   517,605               -            1,364,877              -
   (Decrease) increase in short term loan
      payable                                 (19,500)              -             (111,726)             -
   Increase (decrease )in amounts due to
      related parties                         (68,407)              -               (2,060)             -
Net cash provided by financing activities     429,698               -            1,251,091              -
                                          ------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
   Advances to subsidiary                    (194,669)              -             (405,976)             -
   Acquisition of IT Transit                     -                  -             (206,600)             -
   Sale (purchase) of fixed assets             (1,083)              -               16,460              -
   Increase in notes receivable              (232,116)              -             (359,853)             -
Net cash used in investing activities        (427,868)              -             (955,969)             -
                                          ------------------------------------------------------------------
NET DECREASE IN CASH AND CASH EQUIVALENTS      (9,649)               (30)          (44,445)              (60)
                                          ------------------------------------------------------------------
NET CASH AND CASH EQUIVALENTS,
   BEGINNING OF PERIOD                         24,075              1,976            58,871             2,006
NET CASH AND CASH EQUIVALENTS,
   END OF PERIOD                          $    14,426        $     1,946       $    14,426       $     1,946
                                          ------------------------------------------------------------------

CTI DIVERSIFIED HOLDINGS, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDER'S DEFICIENCY
(Unaudited)

FROM AUGUST 11, 1998 (DATE OF INCEPTION) TO JUNE 30, 2001

================================================================================

                                                     Common             Stock         Accumulated       Contributed
                                                     shares            Amount           Deficit           Surplus
                                               ----------------------------------------------------------------------
Shares issued to acquire 19% of New York
Bagel Co., Inc. and to pay organization
cost of $125 on August 11, 1998 valued at
par value of $0.0001 per share                   5,000,000        $       500       $      -          $     5,591
                                               ----------------------------------------------------------------------
Issuance of 500,000 common shares in August
1998 at $0.0001 per share                          500,000                 50              -                4,950
                                               ----------------------------------------------------------------------

Balance, December 31, 1998                       5,500,000                550              -               10,541

Two for one stock split on March 31, 1999        5,500,000                550              -                 (550)

Net loss for the year ended December 31, 1999         -                  -             (100,205)             -
                                               ----------------------------------------------------------------------

Balance, December 31, 1999                      11,000,000              1,100          (100,205)            9,991

Two for one stock split on March 17, 2000       11,000,000              1,100              -               (1,100)

Cancellation of shares in March 2000           (15,000,000)            (1,500)             -                1,500

Issuance of 20,000 common shares on August
11, 2000 in consideration of director's fees        20,000                  2              -                 -

Stock dividend on December 12, 2000,
5.25 for one                                    29,835,000              2,983              -               (2,983)

Net loss for the year ended December 31, 2000         -                  -           (2,017,768)             -
                                               ----------------------------------------------------------------------

Balance, December 31, 2000                      36,855,000              3,685        (2,117,973)            7,408

Issuance of 5,000 common shares in
consideration of legal services performed            5,000                  1              -                    1

Cancellation of 26,355,000 common shares       (26,355,000)            (2,635)             -                2,635

Issuance of 5,999,591 common shares in
exchange for 11,413,700 shares of common
stock of Cobratech Industries Inc.               5,999,591                600              -            1,686,297

Net loss for the 6 month period ended
June 30, 2001                                         -                  -           (1,603,984)             -

Conversion of promissory notes into common
stock, effective June 29, 2001, see note 6       1,304,153                130              -            2,006,791
                                               ----------------------------------------------------------------------

Balance, June 30, 2001                          17,808,744        $     1,781       $(3,721,957)      $ 3,703,132
                                               ----------------------------------------------------------------------

CTI DIVERSIFIED HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

June 30, 2001
--------------------------------------------------------------------------------

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

     The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future. The Company has no current source of revenue. Without realization of additional capital, it would be unlikely the Company will be able to continue as a going concern. Management plans to raise capital through additional share subscriptions and in the longer term, revenue from operations. The Company's ability to continue as a going concern is dependent upon raising additional capital, and ultimately, upon achieving profitable operations. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments to the carrying values and classifications of recorded asset or liability amounts that might be necessary should the Company be unable to continue as a going concern.

2.   SIGNIFICANT ACCOUNTING POLICIES

     Principles of Consolidation

     On February 16, 2001, CTI Diversified Holdings Inc., acquired 11,413,700 shares of common stock (100%) of Cobratech Industries Inc. ("Cobratech") in exchange for 6,000,000 shares of common stock of CTI Diversified Holdings Inc. For financial statement purposes, the company is considered to be a continuation of Cobratech Industries Inc. Therefore the financial statements for the year ended December 31, 2000 include the results of operations of Cobratech. The consolidated financial statements include the accounts of CTI Diversified Holdings, Inc. ("CTI") and its wholly owned subsidiaries, (collectively the "Company"), Cobratech Industries Inc, Cobratech Industries Limited, and IT Transit Limited. Cobratech Industries Japan Limited, a wholly owned subsidiary, is currently in the process of winding up its operations in Japan, and has been presented on the equity method of accounting as discussed under "Investment in Cobratech Industries Japan Limited". All significant intercompany balances and transactions have been eliminated on consolidation.

CTI DIVERSIFIED HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

June 30, 2001
--------------------------------------------------------------------------------

2.   SIGNIFICANT ACCOUNTING POLICIES, CONT'D

     On January 31, 2001, Cobratech Industries Inc. acquired 100% of the issued and outstanding shares of IT Transit Limited, a Hong Kong IT and ASP Company, for $250,000US. The acquisition was accounted for using the purchase method of accounting and accordingly, the purchase price was allocated to the tangible and intangible net assets acquired on the basis of their respective fair values on the acquisition date.

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

     Fixed Assets

     Fixed assets are recorded at cost, net of any write down for impairment in value. Depreciation is provided annually at rates calculated to write-off the assets over their estimated useful lives as follows:

        Furniture & equipment   - 20% diminishing balance
        Computer equipment      - 30% diminishing balance
        Leasehold Improvements  - 20% straight-line basis

     Impairment of Long-Term Assets

     The Company re-evaluates the recoverability of long-term assets, including fixed assets and intangible assets based upon estimates using factors such as future asset utilization, business climate and future undiscounted cash flows expected to result from the use of the related assets or to be realized on sale. The Company's policy is to write down assets to their net recoverable amount in the period when it is determined that the carrying amount of the asset is not likely to be recovered.

CTI DIVERSIFIED HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

June 30, 2001
--------------------------------------------------------------------------------

3.   INVESTMENT IN COBRATECH INDUSTRIES JAPAN LIMITED

     In June 2001, the Company discontinued funding Cobratech Industries Japan Limited's ("Cobratech Japan") cash shortfalls. Cobratech Japan is a wholly owned subsidiary of CTI. Cobratech Japan ceased operations in July 2001, and is undertaking steps to wind up the operations in an orderly manner. The Company is determining the most effective way to wind up Cobratech Japan and is exploring voluntary bankruptcy as a means under which to accommodate the wind up. The Company believes that its loss is limited to its investment in and advances made to Cobratech Japan and costs for winding up the operations. A provision for estimated costs on winding up the operations of $70,000 has been reflected in the operating results to June 30, 2001.

     Because of the expected loss of control, the investment in Cobratech Japan has been recorded on an equity basis. Prior to June 2001, the investment was accounted for on a consolidated basis. The change in the accounting for the investment has been recorded on a retroactive basis from the beginning of the 2001 fiscal year. The investment has been written down to zero in June 2001. Summarized financial information for Cobratech Industries Japan Limited at June 30, 2001 is as follows:

     Condensed Balance Sheet of Cobratech Industries Japan Limited            June 30, 2001
     --------------------------------------------------------------           -------------
     Current assets                                                         $      36,303
     Fixed Assets                                                                 262,693
                                                                            -------------
     Total Assets                                                           $     298,996
                                                                            -------------

     Current liabilities                                                    $     515,608
     Payable to CTI Diversified Holdings, Inc. and affiliates                   1,217,133
                                                                            -------------
                                                                                1,732,741
                                                                            -------------
     Stockholder's deficit                                                     (1,433,745)
                                                                            -------------
                                                                            $     298,996
                                                                            -------------

     Condensed Results of Operations
     -------------------------------
     Revenues                                                               $         Nil
     Costs and expenses                                                           952,250
                                                                            -------------
     Net Loss                                                               $    (952,250)
                                                                            -------------

4.   FIXED ASSETS

                                                          Accumulated            Net                 Net
                                          Cost            Depreciation       June 30, 2001       June 30, 2000
                                  ==============================================================================
     Furniture & equipment        $      91,125         $      17,698       $      73,427      $        -
     Computer equipment                 112,076                16,632              95,444               -
     Leasehold improvements              97,117                46,274              50,843               -
                                  -------------         -------------       -------------      -------------
                                  $     300,318         $      80,604       $     219,714      $        -
                                  =============         =============       =============      =============

CTI DIVERSIFIED HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

June 30, 2001
--------------------------------------------------------------------------------

5.   Notes Receivable

     Notes receivable consist of advances made to Sentry Telecom Systems Inc. ("Sentry"), which bear interest at the Bank of Montreal prime lending rate plus 5% per annum. On May 15, 2001, CTI entered into a purchase and sale agreement with Sentry, a company incorporated under the laws of British Columbia. Under the terms of the agreement, CTI agreed to purchased 4,400,000 units of Sentry for a total price of $1,100,000. Each unit consists of 1 share of common stock plus one warrant which entitles CTI to acquire one additional share of common stock of Sentry at $0.25 per share. The Warrants expire on January 31, 2002, or such later date as agreed to by the parties, provided that the later date is agreed upon prior to December 31, 2001.

     $250,000 of the advances is a non-refundable deposit on the share purchase agreement noted above ("deposit"). If the purchase and sale agreement does not complete, CTI has the right to convert the deposit into 1,000,000 shares of Sentry at a price of $0.25 per share, and a warrant, exercisable on or before March 31, 2002, to acquire 1,000,000 additional Sentry shares at a price of $0.25 each upon giving Sentry written notice on or before December 31, 2001.

6.   Goodwill

     Goodwill relating to acquired companies which are in the process of being wound up have been written down to their estimated net realizable value of $ Nil.

7.   Short Term Loan Payable

     The short-term loan payable is due to Unity Wireless Corporation ("Unity") and is repayable in monthly instalments of $11,111 per month commencing in April 2001. The loan bears interest at 1% per month, and is secured by a general security agreement. The Company is currently in default of the loan agreement as a result of non-payment of the monthly instalments for June and July 2001. At the present time, no formal action has been taken by Unity in regards to this default.

CTI DIVERSIFIED HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

June 30, 2001
--------------------------------------------------------------------------------

8.   Promissory Notes Payable

     On June 29, 2001, Manado Development Ltd. notified the Company of its intent to convert the following promissory notes into common stock of the Company. The promissory notes have been converted into common stock of the Company as follows:

                                                                           Promissory note     Common stock issued
                                                                           ---------------     -------------------
                                                                                amount             on conversion
                                                                                ------             -------------
     Manado Development Ltd, various promissory notes,
     including interest at 8% per annum, the notes are convertible into common stock of the Company at a price of $2.00 per share.
     Upon exercise of the option, the Company agrees to issue an equal number of warrants which entitle the lender to purchase one share
     of common stock of the Company at $2.20 per share.                     $ 1,405,540          $   702,770

     Manado Development Ltd, various promissory notes including interest at the Bank of Montreal prime lending rate plus 5% per annum, the notes are convertible into common stock of the Company at a price of
     $1.00 per share. Upon exercise of the option, the Company agrees to issue an equal number of warrants which entitle the lender to purchase one share of common stock of the Company at $1.50 per
     share.                                                                     601,383              601,383
                                                                            --------------------------------
                                                                            $ 2,006,923          $ 1,304,153
                                                                            ================================

     The Company has the following warrants outstanding at June 30, 2001:

            Expiry Date            Number of Warrants         Exercise Price
            -----------            ------------------         --------------
            June 29, 2003                    702,770              $ 2.20
            June 29, 2003                    601,383              $ 1.50
                                         -----------
                                           1,304,153                -
                                         -----------

9.   SHAREHOLDER ADVANCES

     The shareholder advances bear interest at the Bank of Montreal prime lending rate plus 5% per annum, and are due on demand. The lenders have agreed not to demand payment for these advances within 12 months of the date of the advance.

CTI DIVERSIFIED HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

June 30, 2001
--------------------------------------------------------------------------------

10.  Commitments

     As of June 30, 2001, the Company had monthly operating commitments in respect of leased premises of $50,000. In July 2001, the Company terminated various lease agreements and effective August 2001, the monthly operating commitment in respect of lease premises is $12,332, representing the commitment for the lease premises for the Hong Kong office. As of July 31, 2001, Cobratech Hong Kong was in default of its lease agreement for their office space in Hong Kong. Cobratech Hong Kong expects to vacate the premises in Hong Kong by September 30, 2001

     The Company has entered into operating leases for certain office equipment. Minimum future rental payments under these leases are as follows:

                   2001     $2,600

                   2002      2,600

                   2003      1,300

11.  SUBSEQUENT EVENTS

     As noted in Note 3 above, Cobratech Japan ceased operations in July 2001, and is undertaking steps to wind up the operations in an orderly manner. In conjunction with the windup of Cobratech Japan, the office premises in Tokyo were vacated and the lease was terminated as of July 31, 2001. The Company is determining the most effective way to wind up Cobratech Japan and is exploring voluntary bankruptcy as a means under which to accommodate the wind up.

     On August 1, 2001, the Board of Directors decided to windup the operations of Cobratech Hong Kong and IT Transit. The Company is currently determining the most effective way to wind up Cobratech Hong Kong and IT Transit.

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

The following discussion and analysis should be read in conjunction with the Company's financial statements and related footnotes and the Company's Annual Report on Form 10-KSB for the year ended December 31, 2000. The discussion of results, causes and trends should not be construed to imply that such results, causes or trends would necessarily continue in the future.

Overview

On May 15, 2001, the Company entered into an agreement (the "Share Purchase Agreement") with Sentry Telecom Systems Inc., of Burnaby, British Columbia ("Sentry") and its principal shareholders, to acquire 4,400,000 units of Sentry ("Sentry Units") by way of private placement for an aggregate price of $1,100,000. $250,000 has been paid as a non-refundable deposit (the "Deposit"). Upon closing of the private placement, scheduled to occur in August 2001, Sentry will for no additional consideration issue to CTI a warrant (the "CTI Warrant") to acquire 4,400,000 additional shares at US$0.25. The CTI Warrant will be exercisable at any time up to the close of business on January 31, 2002. If the private placement does not close as scheduled, CTI has the right on certain conditions to convert the Deposit into 1,000,000 Sentry Shares plus a warrant to purchase an additional 1,000,000 Sentry Shares at $0.25 each.

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

Sentry is a start-up company with a limited history of operations and has not been profitable to date. Sentry's initial product is called the PhonewallTM -Phone firewall ("Phonewall"), which has been designed to protect data networks from the threat of unauthorized modems and to protect voice networks from the theft of unauthorized services. The Phonewall is a combination of hardware and software that is installed on telephone lines between an enterprise and the telephone service provider.

Sentry is in the start-up phase and has not yet booked sales of their new telecommunications security products. Sentry's plan over the next twelve months is to have the Phonewall commercially available for sale. Achievement of this goal is dependent on the Company successfully completing its planned personnel hires in sales and marketing, administration and product development. Retaining key people is also of critical importance to the successful implementation of their plan. Sentry is planning to hire up to six individuals and may increase their development expenditures if they are successful in receiving investment tax credits and repayable grants. During the next twelve months, Sentry will also need to complete its testing plan, obtain regulator approvals and complete all of their software development in order to have a saleable product.

The development of a solid marketing plan and the ongoing execution of the plan is also critical to Sentry's success. Sentry must be in a position to develop a solid value proposition to its prospective customers concurrently with the commercial release of their product.

Sentry believes the funds received from the share purchase agreement with CTI will be sufficient for their operations over the next twelve months leading up to the commercialization of the Phonewall products, but cannot offer any assurance that they will not require further funding. If required, Sentry will seek additional sources of funds through additional equity financings, commercial bank loans, equipment leasing or funds from private investors. There can be no assurances that they will be successful in obtaining additional funding on suitable terms, if at all.

CTI is currently seeking equity financing to complete the acquisition of Sentry. There can be no assurances that we will be successful in obtaining the necessary funding on suitable terms, if at all. In the event that CTI is not able to finance and complete the acquisition of Sentry, we will seek to acquire additional security product companies. Our ability to identify and raise the required financing to complete these acquisitions is unknown at this time. Our current cash position is sufficient to cover our normal operations for the next month, however, it is not sufficient to meet the companies existing financial commitments. The company's ability to continue operating is dependent upon the company's ability to obtain adequate financing.

Subsequent to closing the share purchase agreement with Sentry, CTI will focus on developing a global network of security solution distribution channel partners and acquiring other leading edge security solution companies or products to distribute through these channels.

Results of Operations
---------------------

During the first three months of the current fiscal year, we focused our efforts on building our operations in Hong Kong and Japan, and completing the acquisition of Sentry. During the quarter ended June 30, 2001, the company has decided to wind up our operations in both Tokyo and Hong Kong. After further detailed analysis of the potential Asian market and the estimated economic returns from this operation, the management of CTI decided not to continue to pursue the company's original business plan in Asia. All employees in Japan have been terminated, the office lease has been terminated and the office vacated as of July 31, 2001. The company is currently determining the most effective way to wind up Cobratech Japan and is exploring voluntary bankruptcy under Japanese Bankruptcy Law. The company expects to complete the windup process by November 30, 2001. In conjunction with the proposed bankruptcy, the company has recorded their investment in Cobratech Japan on an equity basis. At June 30, 2001, the company has written down the net investment in Cobratech Japan to nil. The company believes that its loss is limited to its investment in and advances made to Cobratech Japan plus estimated costs for winding up the operations. The company has recorded a provision for estimated costs on winding up the operations of $70,000 in the June 30, 2001 financial statements.

The company is currently in the process of winding up the operations in Hong Kong, and expects to terminate their office lease and vacate the premises by September 30, 2001. At the current time, the company is still determining the most effective way of winding up the operations. The company has re-evaluated the estimated recovery on the fixed assets in Hong Kong and the goodwill resulting from the acquisition of IT Transit, and have written down the goodwill to nil, and written down the leaseholds and furniture in Hong Kong by 20%.

The company currently has 8 employees or contractors. Management continues to carefully monitor all areas of business and will seek new opportunities to improve operational efficiency and reduce operating costs during the start up phase while at the same time, increasing revenue.

We generated $47,606 in IT consulting and web-hosting revenue from our operations in Hong Kong during the six months ended June 30, 2001. Interest income earned on surplus cash balances during the period was $8,496, compared to $ nil for the six months ended June 30, 2000.

Our total general and administrative expenses for the six months ended June 30, 2001 were $511,011 compared to $1,160 for the comparable period. $80,255 of the total expenses was interest on shareholder advances and promissory notes issued during the period versus $ nil in the comparable period. Salaries were $92,001 compared to $ nil for the six months ended June 30, 2000 and professional fees were $68,249, versus $ 1,160. Rent on office premises was $96,686 for the six months ended June 30,2001 compared to $nil for six months ended June 30, 2000. In June 2001, consulting fees charged by affiliates of $205,000 at December 31, 2000 were forgiven resulting in a net recovery of consulting fees of $35,864 in consulting fees for the six month period ending June 30, 2001. The balance of our general and administrative costs consists of office expenses, investor relations expenses and amortization of capital assets. Included in general and administrative costs is a gain on foreign exchange translation of $104,682 compared to a $ nil for the comparable period.

During the six months ended June 30, 2001, we wrote down our investment in Cobratech Industries Japan Limited to the approximate market value at the end of the reporting period to reflect our decision to windup the Japan subsidiary. This write-down amounted to $79,000 versus $ nil for the comparable period ended June 30, 2000. We also wrote down our leasehold improvements and furniture and equipment in Cobratech Industries Limited (Hong Kong) to reflect the decision to wind down the operations in Hong Kong. The write down amounted to $37,663 for the six months ended June 30, 2001. We wrote down the goodwill on the acquisition of IT Transit in the six months ended June 30, 2001, again to reflect our decision to close the operations in Hong Kong. The writedown of goodwill amounted to $199,714.

As a result of these transactions noted above, we incurred a loss of $1,603,983, or $0.09 per share, compared to $1,160 or $0.000134 per share for the six months ended June 30, 2000.

Liquidity and Capital Resources

During the six months ended June 30, 2001, we used $339,567 of cash for operating activities compared to $1,130 in the comparable period. Our sole financing activity was the issuance of convertible promissory notes. The balance of convertible promissory notes including accrued interest totalling $2,006,923 was converted into 1,304,153 shares of common stock on June 29, 2001. The company repaid $111,726 of short term loans during the period June 30, 2001. As of August 10, 2001, the company is currently in default of the short term loan agreement with Unity Wireless. The company has not made the required principal repayments in June or July 2001. The company completed its acquisition of IT Transit at January 31, 2001 for $206,600. During the six months ended June 30,2001, the company paid $359,853 to Sentry Telecom Systems in conjunction with the share purchase agreement dated May 15, 2001.

At June 30, 2001 our current assets totalled $82,539 compared to $622,239 at the beginning of the fiscal year, or $ nil for the comparable period at June 30, 2000. Our current assets consisted of $14,426 in cash, $25,660 in accounts receivable and $42,453 in prepaid expenses. Our current liabilities at June 30, 2001 were $679,151, of which $272,642 was due to related parties. Cash on hand is currently our only source of liquidity. We do not have any lending arrangements in place with banking or financial institutions and we do not anticipate that we will be able to secure these funding arrangements in the near future. The Company is currently seeking bridge and longer term equity financing to fund the acquisition of Sentry.

We believe our existing cash balances are sufficient to carry our normal operations for the next one month. To the extent that we require additional funds to support our operations or the expansion of our business, we may sell additional equity or issue debt. Any sale of additional equity securities will result in dilution to our stockholders. There can be no assurance that additional financing, if required, will be available to our company or on acceptable terms.

   PART II - OTHER INFORMATION

Item 1.   Legal Proceedings

          None.

Item 2. Changes in Securities and Use of Proceeds

On June 29, 2001, Manado Development Ltd., elected to convert their $2,006,923 demand loan to CTI into Common shares of CTI effective June 29, 2001. CTI is in the process of effecting the conversion.

The first $1,405,540, advanced by Manado between November 15, 2000 and Feb. 15, 2001, was converted into 702,770 units at $2.00 per unit. Each unit consists of one Common share of CTI plus one warrant, entitling the holder to acquire one additional common share of CTI for $2.20, expiring June 29, 2003. The remaining $601,383, advanced by Manado subsequent to Feb. 15, 2001, was converted into 601,383 units at $1.00 per unit. Each unit consists of one Common share of CTI plus one warrant, entitling the holder to acquire one additional Common share of CTI for $1.50, expiring June 29, 2003.
After the conversion of the Manado demand loan, the outstanding common stock of CTI will be 17,808,744.

Item 3.   Defaults Upon Senior Securities

CTI is currently in default of its loan agreement with Unity Wireless Corporation ("Unity"). The loan is repayable in monthly principal instalments of $11,111 per month commencing in April 2001. The loan bears interest at 1% per month, and is secured by a general security agreement. All interest plus any outstanding principal balance is due on December 31, 2001. As of August 10, 2001, CTI had not made the required monthly principal instalments for June 2001 or July 2001. The total arrears of principal as of August 10, 2001 is $22,222. As of August 10, 2001, no formal action has been taken by Unity in regards to this default.

John Anderson, a director of Cobratech Industries Inc, until June 28, 2001 was also a director of Unity from September 29, 2000 until February 14, 2001.

Item 4.   Submission of Matters to a Vote of Security Holders

The Company held its annual meeting of stockholders on June 29, 2001. The following directors were elected to serve until the next annual meeting or until there successor is elected. The following votes were cast with respect to the election of directors:

                                       For                    Withhold
                                       ---                    --------

Don Farnell                          5,553,159                   Nil
Rene Palsenberg                      5,553,159                   Nil
Robert Kubbernus                     5,553,159                   Nil


The Company also submitted two additional proposals for shareholder consideration:

Proposal #2.

To approve the minutes of the 2000 Annual General Meeting of Stockholders.

                  For           Against       Abstain
                  ---           -------       -------

                5,553,159          Nil           Nil

Proposal #3.

Ratification of the appointment of David J. Maxwell Ltd as the independent auditors of the Company for fiscal year ended December 31, 2001.

                  For           Against       Abstain
                  ---           -------       -------

                5,553,159          Nil           Nil


Item 5.   Other Information

In June 2001, the Company's board of Directors decided to cease operations in Japan and Hong Kong and undertake steps to wind up the operations of Cobratech Industries Japan Limited ("Cobratech Japan"), Cobratech Industries Limited ("Cobratech Hong Kong"), and IT Transit Limited ("IT Transit") in an orderly manner. The Company is currently determining the most effective way to wind up the Japan and Hong Kong operations and is exploring voluntary bankruptcy as a means under which to accommodate the wind up in Japan and Hong Kong. The Company anticipates completing the windup of these operations by November 30, 2001.
As of June 30, 2001, Cobratech Japan was in default of it's lease agreement for their office space in Tokyo and vacated the premises in July 2001.
As of July 31, 2001, Cobratech Hong Kong was also in default of it's lease agreement for their office space in Hong Kong. Cobratech Hong Kong expects to vacate the premises in Hong Kong by September 30, 2001.
 The Company expects to complete the windup process of Cobratech Japan and Cobratech Hong Kong by October 31, 2001.

Item 6. Exhibits and Reports on Form 8-K.

(a)   The following exhibits are filed as part of this annual report on form
      10-Q.

1.0 Share Purchase Agreement dated, for reference, May 15, 2001, between the CTI Diversified Holdings, Inc., and Sentry Telecom Systems, Inc.

2.0 Lock-up agreement between CTI Diversified Holdings, Inc., and Sentry Telecom Systems, Inc.

(b) The following current reports on form 8-k were filed by the company during the last quarter of the period covered by this report:

June 5, 2001 - Appointment of Don Farnell as a member of the Board of Directors and appointment of Don Farnell as Chief Executive Officer, President, Secretary and Treasurer upon the resignation of Stephen Koltai as President and Director on June 11, 2001. Incorporated by reference to the Company's Form 8-K (File No. 000-30095), filed with the SEC on June 26, 2001.

                                    SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 20th day of August, 2001.


                                         CTI DIVERSIFIED HOLDINGS INC.

Date: August 20, 2001

                                         By: /s/ Don Farnell
                                         --------------------------------------
                                         Donald Farnell, Chairman of the Board,
                                         Chief Executive Officer and Director


                                         By: /s/ Marlene Jensen
                                         --------------------------------------
                                         Marlene Jensen, Chief Financial Officer
                                         Principal Accounting Officer

Exhibit 1.0

                             PURCHASE AND SALE AGREEMENT

THIS PURCHASE AND SALE AGREEMENT is made as of the 15th day of May 2001.

AMONG

          SENTRY TELECOM SYSTEMS INC., a company incorporated under the laws of British Columbia ("Sentry");

          - and -

          CTI DIVERSIFIED HOLDINGS, INC., a company incorporated under the laws of Delaware ("CTI");

          - and -

          NEIL COX of 6158 Elgin Street, Burnaby, British Columbia ("Cox");

          - and -

          LEILA LOLUA of 6158 Elgin Street, Burnaby, British Columbia ("Lolua").

          - and -

          626820 B.C. LTD., a company incorporated under the laws of British Columbia ("626820")

          (Cox, Lolua and 626820 being sometimes collectively referred to herein as the "Founders")

     IN CONSIDERATION of the mutual agreements herein contained and of other good and valuable consideration (the receipt and sufficiency of which are acknowledged by each Party hereto), the Parties agree with one another as follows:

                                    ARTICLE ONE
                                  INTERPRETATION

Definitions

1.1 Whenever used in this Agreement, the following words and terms shall have the respective meanings ascribed to them below:

      1.1.1 AGREEMENT" means this Purchase and Sale Agreement and all instruments supplemental to or in amendment or confirmation of this Purchase and Sale Agreement;

      1.1.2 "BUSINESS DAY" means any day, other than a Saturday, Sunday or any other day on which the principal chartered banks located in the City of Vancouver are not open for business during normal banking hours;

      1.1.3 "CLAIM" means any claim, demand, action, suit, litigation, charge, complaint, prosecution or other proceeding for which one Party can seek indemnification from another Party pursuant to Article Five;

      1.1.4 "CLOSING" means the completion of the purchase and sale of the Sentry Shares and the Sentry Warrant pursuant to this Agreement;

      1.1.5 "CLOSING DATE" means August 15, 2001, or such other date as the Parties may agree in writing as the date upon which the Closing shall take place;

      1.1.6 "CLOSING TIME" means 10:00 a.m. (Vancouver time) on the Closing Date or such other time on such date as the Parties may agree as the time at which the Closing shall take place;

      1.1.7   "CTI CLOSING DOCUMENTS" has the meaning ascribed in Section 6.1.3;

      1.1.8   "CTI SHARES" means common shares in the capital of CTI;

      1.1.9 "DEPOSIT" means an amount of US$250,000 paid by CTI to Sentry prior to the execution of this Agreement, by way of a non-refundable deposit;

      1.1.10 "ENCUMBRANCE" means any lien, pledge, hypothecation, charge, mortgage, security interest, encumbrance, claim, infringement, interference, option, right of first refusal, pre-emptive right, community property interest or restriction of any nature (including any restriction on the voting of any security, any restriction on the transfer of any security or other asset, any restriction on the receipt of any income derived from any asset, any restriction on the use of any asset and any restriction on the possession, exercise or transfer of any other attribute of ownership of any asset);

      1.1.11 "EXPIRY DATE" means January 31, 2002, or such later date as the Parties may agree, provided that such later date is agreed upon prior to December 31, 2001;

      1.1.12 "GAAP" means generally accepted accounting principles approved from time to time by the Canadian Institute of Chartered Accountants, or any successor institute applied on a consistent basis;

      1.1.13 "LOCK-UP AGREEMENT" means an agreement among CTI, Sentry and the Sentry Shareholders in the form attached hereto as Schedule "A";

      1.1.14 "MATERIAL" means, when used as an adjective, that any breach, default or deficiency in the satisfaction of any covenant, representation or warranty so described might reasonably:

              (a) give rise to an aggregate remedial cost (including
                  consequential loss and loss of profit) of more than $10,000, in any individual instance, or more than $25,000 collectively in any greater number of instances, where all such instances arise pursuant to multiple breaches of the same covenant, representation or warranty; or
              (b) where no adequate remedy is reasonably available, result in disturbance in the ordinary conduct of the relevant business of an aggregate cost properly attributable to such disturbance (including consequential loss and loss of profit) of more than $10,000, and "MATERIALLY" shall have the corresponding meaning;

      1.1.15 "MATERIAL ADVERSE CHANGE" means a change or development involving a prospective change which would have a Material Adverse Effect;

      1.1.16 "MATERIAL ADVERSE EFFECT" means, with respect to any Person, a material adverse effect on the business, prospects, results of operations, financial condition or assets of such Person, and its Subsidiaries (if such Person is itself a Subsidiary, then the Person's parent corporation and all of such parent corporation's Subsidiaries), taken as a whole. In determining whether any individual event would result in a Material Adverse Effect, notwithstanding that such event does not of itself have such effect, a Material Adverse Effect shall be deemed to have occurred if the cumulative effect of such event and all other then existing events would result in a Material Adverse Effect;

      1.1.17 "PARTIES" means the parties to this Agreement, collectively, and "PARTY" means any one of them;

      1.1.18 "PERSON" includes an individual, corporation, partnership, joint venture, trust, unincorporated organization, the Crown or any agency or instrumentality thereof or any other juridical entity;

      1.1.19  "SENTRY CLOSING DOCUMENTS" has the meaning ascribed in Section
              6.2.3;

      1.1.20 "SENTRY SHAREHOLDERS" means those shareholders of Sentry as listed in Schedule "B" hereto;

      1.1.21  "SENTRY SHARES" means common shares in the capital of Sentry;

      1.1.22 "SENTRY WARRANT" means a share purchase warrant in the form attached as Schedule "H" hereto entitling the holder thereof to acquire Sentry Shares for an aggregate price US $1,100,000 at any time prior to the Expiry Date;

      1.1.23 "SUBSIDIARY" shall have the meaning ascribed by the Company Act (British Columbia); and

      1.1.24 "THIRD PARTY CLAIM" means for the purposes of Section 5.4 any demand which has been made on, or communicated to either of CTI or Sentry by or on behalf of any Person other than the persons mentioned above in this definition and which, if maintained or enforced, might result in a loss, liability or expense of the nature described in either Section 5.1 or 5.2.

Gender and Number

1.2 In this Agreement, words importing the singular include the plural and vice versa and words importing gender include all genders.

Entire Agreement

1.3 This Agreement, including the Schedules, together with the agreements and other documents to be delivered under this Agreement, constitute the entire agreement between the Parties pertaining to the subject matter of this Agreement and supersede all prior agreements, understandings, negotiations and discussions, whether oral or written, of the Parties, including but not limited to a letter of intent entered into by the Parties dated February 15, 2001, and there are no warranties, representations or other agreements between the Parties in connection with the subject matter of this Agreement except as specifically set forth in this Agreement. No supplement, modification or amendment to this Agreement and no waiver of any provision of this Agreement shall be binding on any Party unless executed by such Party in writing. No waiver of any of the provisions of this Agreement shall be deemed or shall constitute a waiver of any other provision (whether or not similar) nor shall such waiver constitute a continuing waiver unless otherwise expressly provided.

Article and Section Headings

1.4 Article and Section headings contained in this Agreement are included solely for convenience, are not intended to be full or accurate descriptions of the content of any Article or Section and shall not be considered to be part of this Agreement.

Applicable Law

1.5 This Agreement shall be governed by and construed in accordance with the laws of British Columbia and the federal laws of Canada applicable in British Columbia. Each Party to this Agreement irrevocably attorns to and submits to the jurisdiction of the courts of British Columbia with respect to any matter arising under or relating to this Agreement.

Business Days

1.6 Whenever any action or payment to be taken or made under this Agreement shall be stated to be required to be taken or made on a day other than a Business Day, any payment shall be made or such action shall be taken on the next succeeding Business Day.

                                     ARTICLE TWO
                             DESCRIPTION OF TRANSACTION

Purchase and Sale of Sentry Shares and the Sentry Warrant

2.1 Upon and subject to the terms and conditions of this Agreement, Sentry shall issue to CTI on the Closing Date 4,400,000 Sentry Shares and the Sentry Warrant for a total price of US$1,100,000 (the "Purchase Price") to be paid and satisfied as follows:

      (a) as to US$850,000 by wire transfer, bank draft or certified cheque; and
      (b) as to US$250,000 by the application thereto of the Deposit.

2.2 If the purchase and sale of the Sentry Shares and the Sentry Warrant in accordance with Section 2.1 does not complete, CTI shall have the right to convert the Deposit into 1,000,000 Sentry Shares at a price of US$0.25 each and a warrant, exercisable on or before March 31, 2002, to acquire 1,000,000 additional Sentry Shares at a price of US$0.25 each upon giving Sentry written notice on or before December 31, 2001.

                                     ARTICLE THREE
                       REPRESENTATIONS, WARRANTIES AND COVENANTS

Representations, Warranties and Covenants of Sentry

3.1 Sentry hereby represents, warrants and covenants to CTI as follows and acknowledges that CTI is relying on these representations, warranties and covenants in entering into this Agreement and in completing the transactions described in Section 2 of this Agreement and the other transactions contemplated under this Agreement:

      3.1.1 Organization and Good Standing-Sentry is duly incorporated or organized and validly existing in good standing under the laws of British Columbia.
      3.1.2 Bankruptcy-No bankruptcy, insolvency or receivership proceedings have been instituted or are pending against Sentry.
      3.1.3 Capacity to Carry on Business-Sentry has all necessary corporate power, authority and capacity to own its property and assets and to carry on its business as presently owned and carried on by it, and Sentry is duly licensed, registered and qualified as a corporation to do business and is in good standing in each jurisdiction in which the nature of its business makes such qualification necessary.
      3.1.4 Due Authorization-Sentry has all necessary corporate power, authority and capacity to enter into this Agreement and to perform its obligations under this Agreement. The execution and delivery of this Agreement and the consummation of the transactions contemplated hereby have been duly authorized by all necessary action on the part of Sentry.
      3.1.5 Authorized and Issued Capital-The authorized capital of Sentry consists of 50,000,000 Common shares without par value. Schedule "B" hereto contains the names of the Sentry Shareholders and the number of Sentry Shares held by each of them.
      3.1.6 Rights to Acquire Shares-Except as set out in Schedule "C" hereto, no options, warrants or other rights for the purchase, subscription or issuance of shares or other securities of Sentry or securities convertible into or exchangeable for securities of Sentry have been authorized or agreed to be issued or are outstanding. There are no restrictions on the transfer of the Sentry Shares except those set out in the Articles of Sentry and pursuant to applicable securities laws.
      3.1.7 Absence of Conflicting Agreements-The execution and delivery of this Agreement and the performance by Sentry of its obligations hereunder do not:
              (a) violate, contravene or breach, or constitute a default under the articles, constating instruments, by-laws or other organizational documents of Sentry;
              (b) violate, contravene or breach, or constitute a default under any agreement or commitment to which Sentry may be a party or any of their respective properties may be subject, or by which any of them is bound or affected;
              (c) result in or give any Person the right to seek or to cause (i)
                  the termination, cancellation, modification, amendment, variation or renegotiation of any agreement or commitment to which Sentry may be a party or any of its properties may be subject or by which it is bound or affected; (ii) the acceleration or forfeiture of any term of payment thereunder; or (iii) the loss in whole or in part of any benefit thereunder which would otherwise accrue to Sentry; and
              (d) to the best of Sentry's knowledge, result in the violation of any applicable laws.
      3.1.8 Financial Statements -Sentry's audited financial statements as at October 31, 2000 (the "Sentry Financial Statement Date") have been prepared in accordance with Canadian GAAP applied on a basis consistent with that of the preceding periods and present fairly the financial condition of Sentry and the results of its operations as at and for the period ended on the Sentry Financial Statement Date.
      3.1.9 Enforceability of Obligations-This Agreement constitutes a valid and binding obligation of Sentry, enforceable against it in accordance with its terms, provided that enforcement may be limited by bankruptcy, insolvency, liquidation, reorganization, reconstruction and other similar laws generally affecting enforceability of creditors' rights and that equitable remedies such as specific performance and injunction are in the discretion of the court from which they are sought.
      3.1.10 Books and Records-The books and records of Sentry are fully and accurately maintained and their respective books of account provide for all excise, sales, business and property taxes and other rates, charges, assessments, levies, duties, taxes, contributions, fees, licenses and other governmental charges of whatsoever kind and nature that have become due and payable or, to the extent such amount is material, that may become due and payable before the Closing Time. The minute books of Sentry are complete and accurate and reflect all material actions taken and resolutions passed by the directors and shareholders, as the case may be, of Sentry since the date of incorporation or organization.
      3.1.11  Subsidiaries- Sentry does not have a Subsidiary.
      3.1.12 Compliance with Applicable Laws- Sentry has conducted and is conducting its business in compliance in all material respects with all applicable laws, rules and regulations of each jurisdiction in which its business is carried on and is not in breach of any such laws, rules or regulations, except for breaches which are not Material.
      3.1.13 Litigation-Company-There is no suit, action, litigation, arbitration proceeding or governmental proceeding, including appeals and applications for review, in progress, pending or threatened against or relating to Sentry, affecting its assets or business which if determined adversely to Sentry might materially and adversely affect the properties, business, future prospects or financial condition of Sentry. There is not presently outstanding against Sentry any judgement, decree, injunction, rule or order of any court, governmental department, commission, agency, instrumentality or arbitrator. Sentry has not received any notices to the effect that its business or assets are not in full compliance with all of the requirements of applicable federal, provincial or local environmental, health and safety statutes and regulations.
      3.1.14 Litigation-Shares-There is no suit, action, litigation, arbitration proceeding or governmental proceeding, including appeals and applications for review, in progress, pending or, to the best knowledge of Sentry, threatened against Sentry or relating to the Sentry Shares. There is not presently outstanding against Sentry any judgement, decree, injunction, rule or order of any court, governmental department, commission, agency, instrumentality or arbitrator which would affect the ability of Sentry to consummate the transactions contemplated by this Agreement.
      3.1.15 Status of Sentry- Sentry is a "private issuer" within the meaning of the Securities Act (British Columbia) and the sale and issuance of the Sentry Shares and the Sentry Warrant will be made in compliance with all applicable securities legislation. Sentry is a "reporting company" within the meaning of the Company Act (British Columbia).
      3.1.16 Undisclosed Liabilities- Except as disclosed in Schedule "D" hereto, Sentry has incurred no liabilities since the Sentry Financial Statement Date (whether accrued, absolute, contingent or otherwise) of any kind except liabilities incurred in the ordinary course of business which are not inconsistent with past practice, are not, in the aggregate, Material and adverse to the business, assets, financial condition or results of operations of its business, and do not Materially violate any covenant contained in this Agreement or constitute a Material misrepresentation or breach of warranty made in or pursuant to this Agreement.
      3.1.17 Tax Matters-Sentry has filed all tax returns and reports, if any, which are required to be filed with any foreign, federal, state or local governmental authority or agency and has paid, or has made adequate provision for the payment of all Taxes (as defined below) which have or may become due under applicable laws for the periods in respect of which such returns and reports were filed. For the purpose of this Section and Section 3.2.17, "Taxes" means all levies and assessments imposed by any governmental authority, including but not limited to all income, sales, use, ad valorem, value added, franchise, withholding, payroll, employment, excise or property taxes, together with any applicable interest or penalty. Sentry knows of no additional Taxes since the date of such returns and reports, and there will be no additional Taxes with respect to the periods for which such returns and reports were filed. No provisions for Taxes are required for any federal, provincial or local taxes of Sentry for the periods ending on that date and for all prior periods. There are no present disputes as to Taxes of any nature payable by Sentry.
      3.1.18 Disclosure-None of the foregoing representations, warranties and statements of fact contains any untrue statement of material fact or omits to state any material fact necessary to make any such representation, warranty or statement not misleading to CTI seeking full information concerning the matters which are the subject of such representations, warranties and statements.

Representations and Warranties of CTI

3.2 CTI hereby represents, warrants and covenants to Sentry as follows and acknowledges that Sentry is relying on these representations, warranties and covenants in entering into this Agreement and in completing the transactions contemplated under this Agreement:
      3.2.1 Organization and Good Standing- CTI is duly incorporated and validly existing in good standing under the laws of Delaware.
      3.2.2 Bankruptcy-No bankruptcy, insolvency or receivership proceedings have been instituted or are pending against CTI.
      3.2.3 Capacity to Carry on Business-CTI has all necessary corporate power, authority and capacity to own its property and assets and to carry on its business as presently owned and carried on by it, and CTI is duly licensed, registered and qualified as a corporation to do business and is in good standing in each jurisdiction in which the nature of its business makes such qualification necessary.
      3.2.4 Due Authorization-CTI has all necessary power, authority and capacity to enter into this Agreement and to perform its obligations under this Agreement. The execution and delivery of this Agreement and the consummation of the transactions contemplated hereby have been duly authorized by all necessary action on the part of CTI.
      3.2.5 Authorized and Issued Capital-The authorized capital of CTI consists of 40,000,000 shares of common stock with a par value of US$0.0001, of which 16,504,591 are issued and outstanding.
      3.2.6 Compliance with Securities Laws-CTI is in compliance with its timely disclosure obligations under applicable securities laws, including stock exchange regulations, and no order ceasing or suspending trading in securities of CTI or prohibiting the transactions contemplated hereby has been issued and no proceedings for such purpose are ongoing or pending, or to the best knowledge of CTI, threatened.
      3.2.7 Rights to Acquire Shares- Except as contemplated by this Agreement and as set out in Schedule "E" hereto, no options, warrants or other rights for the purchase, subscription or issuance of shares or other securities of CTI or securities convertible into or exchangeable for shares of CTI have been authorized or agreed to be issued or are outstanding.
      3.2.8 Absence of Conflicting Agreements-The execution and delivery of this Agreement and the performance by CTI of its obligations hereunder do not:
              (a) violate, contravene or breach, or constitute a default under the articles, constating instruments, by-laws or other organizational documents of CTI or any of its Subsidiaries;
              (b) violate, contravene or breach, or constitute a default under any agreement or commitment to which CTI or any of its Subsidiaries may be a party or any of their properties may be subject, or by which any of them is bound or affected;
              (c) result in or give any Person the right to seek or to cause (i)
                  the termination, cancellation, modification, amendment, variation or renegotiation of any agreement or commitment to which CTI or any of its Subsidiaries may be a party or any of its properties may be subject or by which any of them is bound or affected; (ii) the acceleration or forfeiture of any term of payment thereunder; or (iii) the loss in whole or in part of any benefit thereunder which would otherwise accrue to CTI or any of its Subsidiaries; and
              (d) to the best of CTI's knowledge, result in the violation of any applicable laws.
      3.2.9 Consents- There are no consents, authorizations, licenses, agreements, permits, approvals or orders of any person or government required to permit CTI to complete the transactions contemplated by this Agreement.
      3.2.10 Enforceability of Obligations-This Agreement constitutes a valid and binding obligation of CTI enforceable against it in accordance with its terms, provided that enforcement may be limited by bankruptcy, insolvency, liquidation, reorganization, reconstruction and other similar laws generally affecting enforceability of creditors' rights and that equitable remedies such as specific performance and injunction are in the discretion of the court from which they are sought.
      3.2.11 Books and Records-The books and records of CTI are fully and accurately maintained and their respective books of account provide for all excise, sales, business and property taxes and other rates, charges, assessments, levies, duties, taxes, contributions, fees, licenses and other governmental charges of whatsoever kind and nature that have become due and payable or, to the extent such amount is material, that may become due and payable before the Closing Time. The minute books of CTI are complete and accurate and reflect all material actions taken and resolutions passed by the directors and shareholders, as the case may be, of CTI since the date of incorporation or organization.
      3.2.12 Compliance with Applicable Laws- CTI and its Subsidiaries have conducted and are conducting their respective businesses in compliance in all material respects with all applicable laws, rules and regulations of each jurisdiction in which its business is carried on and are not in breach of any such laws, rules or regulations, except for breaches which are not Material.
      3.2.13 Litigation-Company-There is no suit, action, litigation, arbitration proceeding or governmental proceeding, including appeals and applications for review, in progress, pending or threatened against or relating to CTI or any of its Subsidiaries, affecting their properties or business which if determined adversely to CTI or any of its Subsidiaries might materially and adversely affect the properties, business, future prospects or financial condition of CTI or any of its Subsidiaries. There is not presently outstanding against CTI or any of its Subsidiaries any judgement, decree, injunction, rule or order of any court, governmental department, commission, agency, instrumentality or arbitrator. CTI or any of its Subsidiaries have not received any notices to the effect that the operations or assets of CTI or any of its Subsidiaries are not in full compliance with all of the requirements of applicable federal, state or local environmental, health and safety statutes and regulations.
      3.2.14 Litigation-Shares-There is no suit, action, litigation, arbitration proceeding or governmental proceeding, including appeals and applications for review, in progress, pending or, to the best knowledge of CTI, threatened against CTI or any of its Subsidiaries or relating to the CTI Shares. There is not presently outstanding against CTI or any of its Subsidiaries any judgement, decree, injunction, rule or order of any court, governmental department, commission, agency, instrumentality or arbitrator which would affect the ability of CTI to consummate the transactions contemplated by this Agreement.
      3.2.15 Undisclosed Liabilities-CTI has incurred no liabilities (whether accrued, absolute, contingent or otherwise) since the CTI Financial Statement Date of any kind except liabilities incurred in the ordinary course of business which are not inconsistent with past practice, are not, in the aggregate, Material and adverse to the business, assets, financial condition or results of operations of its business, and do not Materially violate any covenant contained in this Agreement or constitute a Material misrepresentation or breach of warranty made in or pursuant to this Agreement.
      3.2.16 Subsidiaries- The Subsidiaries of CTI are listed in Schedule "F" hereto.
      3.2.17 Tax Matters-CTI and its Subsidiaries have filed all tax returns and reports, if any, which are required to be filed with any foreign, federal, state or local governmental authority or agency and has paid, or has made adequate provision for the payment of all Taxes (as defined in Section 3.1.17) which have or may become due under applicable laws for the periods in respect of which such returns and reports were filed. CTI knows of no additional Taxes since the date of such returns and reports, and there will be no additional Taxes with respect to the periods for which such returns and reports were filed. No provisions for Taxes are required for any federal, provincial or local taxes of CTI for the periods ending on that date and for all prior periods. There are no present disputes as to Taxes of any nature payable by CTI or any of its Subsidiaries.
      3.2.18 Financial Statements - CTI's audited financial statements as at December 31, 2000 and unaudited interim financial statements for the 3 months ended March 31, 2001 (each a "CTI Financial Statement Date") have been prepared in accordance with US GAAP applied on a basis consistent with that of the preceding periods and present fairly the financial condition of CTI and the results of its operations as at and for the period ended on each CTI Financial Statement Date.
      3.2.19 Disclosure-None of the foregoing representations, warranties and statements of fact contains any untrue statement of material fact or omits to state any material fact necessary to make any such representation, warranty or statement not misleading to Sentry seeking full information concerning the matters which are the subject of such representations, warranties and statements.

Commission

3.3 Each Party represents and warrants to the other Parties that no Person is entitled to a brokerage commission, finder's fee or other like payment in connection with the transactions contemplated by this Agreement.

Non-Waiver

3.4 No waiver by any Party of any condition, in whole or in part, shall operate as a waiver of any other condition.

Nature and Survival of Representations and Warranties

3.5 All statements contained in any certificate or other instrument delivered by or on behalf of a Party pursuant to this Agreement shall be deemed to be made by that Party under this Agreement. All subsequently delivered instruments shall be deemed to correct or modify all prior instruments, and any instrument given at or speaking as of a date or time prior to the execution of this Agreement or other relevant time under this Agreement shall be considered as a representation made as of such time as the statement was made or as of which time the statement spoke. All representations, warranties, covenants and agreements contained in this Agreement on the part of each of the Parties shall survive the Closing, except that the representations and warranties contained in this Article shall survive only for three years following Closing (except for the representation and warranties relating to tax matters which shall survive for the period of time during which the taxes to which such representations and warranties relate may be reassessed by the relevant taxation authority, unless the Party in respect of which such representations and warranties have been given has been fraudulent in filing a return or supplying information to any taxation authority under any taxation legislation or unless a Party giving such representations and warranties has agreed to extend by waiver the period in which tax reassessments may be made, in which case the survival of those representations and warranties relating to tax matters shall be unlimited in the case of fraud, or shall continue to the expiry of the extended reassessment period, as the case may be), after which period, if no claim shall, prior to the expiry of such period, have been specifically made in writing under this Agreement against a Party with respect to any incorrectness in or breach of any representation or warranty made herein by such Party, such Party shall have no further liability under this Agreement with respect to such representation or warranty.

3.6 No investigation by or on behalf of Sentry into the business, operations, prospects, assets or condition (financial or otherwise) of CTI shall diminish in any way the effect of any representations or warranties made by CTI in this Agreement or shall relieve CTI of its obligations under this Agreement. No investigation by or on behalf of CTI into the business, operations, prospects, assets or condition (financial or otherwise) of Sentry shall diminish in any way the effect of any representations or warranties made by Sentry in this Agreement or shall relieve Sentry of any of its obligations under this Agreement.

Acknowledgements

3.7   CTI acknowledges as follows:

      (a) no securities commission or similar regulatory authority has reviewed or passed on the merits of the Sentry Shares and the Sentry Warrant;

      (b) there is no government or other insurance covering the Sentry Shares and the Sentry Warrant;

      (c) there are risks associated with the purchase of the Sentry Shares and the Sentry Warrant; and

      (d) there are restrictions on CTI's ability to resell the Sentry Shares and the Sentry Warrant and it is the responsibility of CTI to find out what those restrictions are and to comply with them before selling the Sentry Shares or the Sentry Warrant.

                                         ARTICLE FOUR
                                   COVENANTS OF THE PARTIES

CTI's Covenants

4.1 During the period from the date of this Agreement to the Closing Time, CTI shall do the following:

      4.1.1 Conduct Business in Ordinary Course-Except as otherwise contemplated or permitted by this Agreement, CTI shall conduct its business in the ordinary course and shall not, without the prior written consent of Sentry, enter into any transaction which, if entered into before the date of this Agreement, would cause any representations or warranties of CTI contained in this Agreement to be incorrect or constitute a breach of any covenant or agreement of CTI contained in this Agreement.
      4.1.2 Perform Obligations-CTI shall comply with all applicable laws, regulations, by-laws and other governmental requirements of each jurisdiction in which its business is carried on.
      4.1.3 Material Changes-CTI shall not take any action which would result in any Material Adverse Change, in or to its business or sell, transfer or dispose of any of the assets of CTI, other than in the ordinary course of business.
      4.1.4 Reporting Issuer Status- CTI shall, as soon as practicable following the completion of an Exchange Offer or an Alternative Transaction, as each such term is defined in the Lock-Up Agreement, use its best efforts to file all necessary documents with the securities regulatory authorities of British Columbia for the purpose of becoming a reporting issuer under the securities laws of British Columbia unless the shares of CTI are listed or quoted for trading on a securities exchange recognized by the British Columbia Securities Commission.
      4.1.5 Access for Investigation-CTI shall permit Sentry and its employees, agents, counsel and accountants or other representatives, between the date of execution of this Agreement and the Closing Time, without interference to the ordinary conduct of its business, to have access during normal business hours to the premises and to all the books, accounts, records and other data of CTI and to furnish to Sentry such financial and operating data and other information with respect to CTI, as Sentry may from time to time reasonably request.
      4.1.6 Upon the completion of the transactions contemplated by the Lock-up Agreement, and so long as the Founders together hold not less than 10% of the shares of CTI, they will jointly have the right to nominate a director for election to the board of CTI and CTI shall solicit proxies for the election of such nominee as a director.

4.2 During the period from the Closing Time to the completion of an Exchange Offer or an Alternative Transaction, as each such term is defined in the Lock-Up Agreement, CTI covenants and agrees that it will not without the prior written consent of Sentry, not to be unreasonably withheld, issue any CTI Shares, or options, rights or warrants to acquire CTI Shares, or securities convertible into CTI Shares, in any such case at a price per CTI Share that is less than 70% of the Current Market Value per CTI Share.

      For the purposes of this section 4.2, "Current Market Value per CTI Share" as of any date means the average of the closing prices of the CTI Shares on the principal exchange or market on which the CTI Shares may be listed or may trade for the 10 consecutive trading days commencing on the 12th trading day prior to the date as of which the Current Market Value is being determined. The closing price for each day shall be the closing price, if reported, or if the closing price is not reported, the average of the closing bid and asked price as reported by such principal exchange or market.

4.3 During the period from the date of this Agreement to the completion of an Exchange Offer or an Alternative Transaction, as each such term is defined in the Lock-Up Agreement, CTI covenants and agrees that it will not issue to employees, contractors or directors any options, warrants or rights to acquire or convert or exchange into shares of CTI that in the aggregate will result in the issuance of CTI Shares exceeding 20% of CTI's issued and outstanding share capital during this time, without the prior consent in writing of Sentry. Sentry covenants that such consent will not be unreasonably witheld.

Covenants of Sentry and the Founders

4.3 During the period from the date of this Agreement to the Closing Time, Sentry shall do the following:

      4.3.1 Conduct Business in Ordinary Course-Except as otherwise contemplated or permitted by this Agreement, Sentry shall conduct its business in the ordinary course and shall not, without the prior written consent of CTI, enter into any transaction which, if entered into before the date of this Agreement, would cause any representations or warranties of Sentry contained in this Agreement to be incorrect or constitute a breach of any covenant or agreement of Sentry contained in this Agreement.
      4.3.2 Perform Obligations-Sentry shall comply with all applicable laws, regulations, by-laws and other governmental requirements of each jurisdiction in which its business is carried on.
      4.3.3 Material Changes-Sentry shall not take any action which would result in any Material Adverse Change, in or to its business or sell, transfer or dispose of any of the assets of Sentry, other than in the ordinary course of business.
      4.3.4 Access for Investigation-Sentry shall permit CTI and its employees, agents, counsel and accountants or other representatives, between the date of execution of this Agreement and the Closing Time, without interference to the ordinary conduct of its business, to have access during normal business hours to the premises and to all the books, accounts, records and other data of Sentry and to furnish to CTI such financial and operating data and other information with respect to Sentry, as CTI may from time to time reasonably request.

4.4 Except pursuant to the outstanding rights listed in Schedule "C", during the period between the date of this Agreement and the earlier of the Expiry Date and the exercise of the Sentry Warrant by CTI, Sentry covenants and agrees that it will not issue to employees, contractors or directors any options, warrants or rights to acquire or convert or exchange into shares of Sentry that in the aggregate will result in the issuance of Sentry Shares exceeding 20% of Sentry's issued and outstanding share capital during this time (determined after taking account of the conversion of Sentry's indebtedness to British Columbia Advanced Systems Foundation into Sentry Shares), without the prior consent in writing of CTI. CTI covenants that such consent will not be unreasonably witheld.

Actions to Satisfy Closing Conditions

4.5 Each Party agrees to take all such actions as are within its power to control, and to use its reasonable best efforts to cause other actions to be taken which are not within its power to control, so as to ensure compliance with, and satisfaction of, any conditions set forth in Article Six which are for the benefit of another Party.

Confidentiality

4.6 Sentry shall keep confidential all confidential information obtained from CTI unless publicly available, required to be disclosed by law or such information must, in the opinion of Sentry, acting reasonably, be disclosed to a regulatory authority. CTI shall keep confidential all confidential information (unless publicly available or required to be disclosed by law) obtained from Sentry. If this Agreement is terminated without completion of the transactions contemplated herein then this covenant shall survive such termination and, promptly after such termination, all documents, work papers and other written material obtained by one Party from another Party in connection with the transactions contemplated under this Agreement shall be returned to the Party from whom such materials were obtained.

Representation on the Board of Directors of Sentry

4.7 During the period between the Closing Date and the earlier of the Expiry Date and the exercise of the Sentry Warrant by CTI, the board of directors of Sentry shall consist of five persons. During such period, Sentry covenants and agrees that its board of directors shall include two nominees for the board of the directors of Sentry acceptable to CTI in any management proxy circulars for meetings at which directors of Sentry are to be elected. At all such meetings, the Founders shall vote their shares in favour of the election of CTI's nominees to the board of directors of Sentry. Upon the exercise of the Sentry Warrant by CTI, the board of directors of Sentry shall consist of five persons. During such period, Sentry covenants and agrees to take all necessary steps to ensure that three nominees for the board of the directors of Sentry are acceptable to CTI.

                                      ARTICLE FIVE
                                     INDEMNIFICATION

Indemnification by CTI

5.1 Subject to this Article Five, if the transactions contemplated by this Agreement are consummated, CTI shall indemnify and hold Sentry harmless against and in respect of any loss, damage, claim, cost or expense whatsoever, including any and all incremental out-of-pocket costs, including, without limitation, all reasonable legal and accounting fees, which Sentry may incur, suffer or be required to pay, pursuant to any Claim that may be made by or asserted against or affect Sentry, provided, however, that the subject matter of any such Claim relates to or arises out of or in connection with any misrepresentation or breach of any warranty, agreement, covenant or obligation of CTI contained in this Agreement or in any agreement, schedule, certificate or other document required pursuant to this Agreement to be entered into or delivered by CTI. The obligation of CTI to indemnify Sentry as set forth in this
      Section 5.1 for any loss, damage, claim, cost or expense shall be subject to the limitation period referred to in Section 3.5 with respect to survival of representations and warranties.

Indemnification by Sentry

5.2 Subject to this Article Five, if the transactions contemplated by this Agreement are consummated, Sentry shall indemnify and hold CTI harmless against and in respect of any loss, damage, claim, cost or expense whatsoever, including any and all incremental out-of-pocket costs, including, without limitation, all reasonable legal and accounting fees, which CTI may incur, suffer or be required to pay, pursuant to any Claim that may be made by or asserted against or affect CTI, provided, however, that the subject matter of any such Claim relates to or arises out of or in connection with any misrepresentation or breach of any warranty, agreement, covenant or obligation of Sentry contained in this Agreement or in any agreement, schedule certificate or other document required pursuant to this Agreement to be entered into or delivered by Sentry. The obligation of Sentry to indemnify CTI, as set forth in this Section 5.2 for any loss, damage, claim, cost or expense shall be subject to the limitation period referred to in Section 3.5 with respect to survival of representations and warranties.

Claims by Third Parties

5.3 Promptly upon receipt by either Sentry or CTI (herein referred to as the "Indemnitee") of notice of any Third Party Claim in respect of which the Indemnitee proposes to demand indemnification from the other party to this Agreement (the "Indemnitor"), the Indemnitee shall forthwith give notice to that effect to the Indemnitor.

5.4 The Indemnitor shall have the right, exercisable by giving notice to the Indemnitee not later than 30 days after receipt of the notice described in
      Section 5.3, to assume the control of the defence, compromise or settlement of the Third Party Claim, provided that:

      (i) the Indemnitor shall first deliver to the Indemnitee its written consent to be joined as a party to any action or proceeding relating thereto; and,
      (ii) the Indemnitor shall at the Indemnitee's request furnish it with reasonable security against any costs or other liabilities to which it may be or become exposed by reason of such defence, compromise or settlement.

5.5 Upon the assumption of control by the Indemnitor as aforesaid, the Indemnitor shall, at its expense, diligently proceed with the defence, compromise or settlement of the Third Party Claim at the Indemnitor's sole expense, including employment of counsel reasonably satisfactory to the Indemnitee, and in connection with such proceedings, the Indemnitee shall co-operate fully, but at the expense of the Indemnitor, to make available to the Indemnitor all pertinent information and witnesses under the Indemnitee's control and to make such assignments and take such other steps as in the opinion of counsel for the Indemnitor are necessary to enable the Indemnitor to conduct such defence, provided always that the Indemnitee shall be entitled to reasonable security from the Indemnitor for any expense, costs or other liabilities to which it may be or may become exposed by reason of such co-operation.

5.6 The final determination of any such Third Party Claim, including all related costs and expense, will be binding and conclusive upon the Parties as to the validity or invalidity, as the case may be, of such Third Party Claim against the Indemnitor.

5.7 Should the Indemnitor fail to give notice to the Indemnitee as provided in Section 5.4, the Indemnitee shall be entitled to make such settlement of the Third Party Claim as in its sole discretion may appear advisable, and such settlement or any other final determination of the Third Party Claim shall be binding upon the Indemnitor.

5.8 Where an amount is payable by Sentry or CTI as indemnification pursuant to the terms of this Agreement and the Excise Tax Act provides that GST is deemed to have been collected by the payee thereof, the amount so payable, as determined without reference to this paragraph (the "Indemnification Amount"), shall be increased by an amount equal to the rate of GST applied to the Indemnification Amount in accordance with the Excise Tax Act.

Indemnification Sole Remedy

5.9 The provisions of this Article Five shall constitute the sole remedy to CTI and Sentry against the other party to this Agreement with respect to any and all breaches of any agreement, covenant, representation or warranty made by such party in this Agreement.

Details of Claims

5.10 With respect to any Claim provided for under Sections 5.1 and 5.2, no indemnity under this Agreement shall be sought unless written notice providing reasonable details of the reasons for which the indemnity is sought is provided to CTI or Sentry, as the case may be, before the expiration of the limitation dates provided for in Section 5.1 and 5.2 respectively, as applicable.

Limit on Claims

5.11 Notwithstanding any other provision of this Agreement, no Claims with respect to the breach of any representation, warranty, covenant or agreement under this Agreement will be asserted unless asserted pursuant to the provisions of this Article Five and only to the extent that the aggregate amount of the claim or claims asserted as of that date exceeds $25,000.

                                     ARTICLE SIX
                                 CONDITIONS PRECEDENT

Sentry Conditions

6.1 The obligation of Sentry to complete the transactions contemplated by this Agreement shall be subject to the satisfaction of, or compliance with, at or before the Closing Time, each of the following conditions precedent (each of which is hereby acknowledged to be inserted for the exclusive benefit of Sentry and may be waived by it in whole or in part):

      6.1.1 Truth and Accuracy of Representations of CTI-All of the representations and warranties of CTI made in or under this Agreement shall be true and correct in all material respects as at the Closing Time and with the same effect as if made at and as of the Closing Time (except as such representations and warranties may be affected by the occurrence of events or transactions expressly contemplated and permitted by this Agreement) and Sentry shall have received a certificate from CTI confirming the truth and correctness in all material respects of the representations and warranties.
      6.1.2 Performance of Obligations-CTI shall have performed or complied with, in all material respects, all of its obligations, covenants and agreements under this Agreement.
      6.1.3 Receipt of Closing Documentation-All instruments, documentation and assurances relating to the purchase and sale of the the Sentry Shares and the Sentry Warrant (the "CTI Closing Documents") and all actions and proceedings taken on or prior to the Closing in connection with performance by CTI of its obligations under this Agreement shall be satisfactory to Sentry and its counsel, acting reasonably. Sentry shall have received copies of all such documentation or other evidence as it may reasonably request in order to establish the consummation of the transactions contemplated under this Agreement and the taking of all corporate proceedings in connection with those transactions in compliance with this Section 6.1, in form and substance satisfactory to Sentry and its counsel, acting reasonably.
      6.1.4 No Actions Taken Restricting Transactions - No action or proceeding by law or in equity shall be pending or threatened by any person, firm, corporation, government, governmental authority, regulatory body or agency to enjoin, restrict or prohibit the transactions contemplated under this Agreement.
      6.1.5 No Material Adverse Change-From the date hereof through and including the Closing Date, CTI or any of its Subsidiaries shall not have suffered any Material Adverse Change.

      6.1.6 Consents, Authorizations and Registrations-All consents, approvals, orders and authorizations of or from governmental or regulatory authorities required in connection with the completion of the transactions contemplated in this Agreement shall have been obtained on or prior to the Closing Time.

CTI's Conditions

6.2 The obligations of CTI to complete the transactions contemplated by this Agreement shall be subject to the satisfaction of, or compliance with, at or before the Closing Time, each of the following conditions precedent (each of which is hereby acknowledged to be inserted for the exclusive benefit of CTI and may be waived by them in whole or in part):

      6.2.1 Truth and Accuracy of Representations of Sentry-All of the representations and warranties of Sentry made in or under this Agreement shall be true and correct in all material respects as at the Closing Time and with the same effect as if made at and as of the Closing Time (except as such representations and warranties may be affected by the occurrence of events or transactions expressly contemplated and permitted by this Agreement) and CTI shall have received a certificate from Sentry confirming the truth and correctness in all material respects of its representations and warranties.
      6.2.2 Performance of Obligations-Sentry shall have performed or complied with, in all respects, all of its obligations, covenants and agreements under this Agreement.
      6.2.3 Receipt of Closing Documentation-All instruments, documentation and assurances relating to the purchase and sale of the the Sentry Shares and the Sentry Warrant (the "Sentry Closing Documents") and all actions and proceedings taken on or prior to the Closing in connection with performance by Sentry of its obligations under this Agreement shall be satisfactory to CTI and its counsel, acting reasonably, and CTI shall have received copies of all such documentation or other evidence as it may reasonably request in order to establish the consummation of the transactions contemplated under this Agreement and the taking of all corporate proceedings in connection with those transactions in compliance with this Section 6.2, in form and substance satisfactory to CTI and its counsel, acting reasonably.
      6.2.4 No Actions Taken Restricting Transactions - No action or proceeding by law or in equity shall be pending or threatened by any person, firm, corporation, government, governmental authority, regulatory body or agency to enjoin, restrict or prohibit the transactions contemplated under this Agreement.
      6.2.5 No Material Adverse Change-From the date hereof through and including the Closing Date, Sentry shall not have suffered any Material Adverse Change.
      6.2.6 Consents, Authorizations and Registrations-All consents, approvals, orders and authorizations of or from governmental or regulatory authorities required in connection with the completion of the transactions contemplated in this Agreement shall have been obtained on or prior to the Closing Time.
      6.2.7 Representation on Board of Directors-Sentry shall have prepared and executed all necessary corporate documents to effect the nomination of the representatives of CTI to the board of directors of Sentry in accordance with Section 4.6.
      6.2.8 Lock-up Agreement- Sentry and the Sentry Shareholders shall have executed and delivered the Lock-up Agreement.
      6.2.9 Escrow Agreement - The Founders shall have entered into an agreement in the form attached as Schedule "G" hereto to execute an escrow agreement upon completion of the transactions contemplated by the Lock-up Agreement.

Non-Satisfaction of Conditions

6.3 If any condition set forth in Sections 6.1 or 6.2 is not satisfied on or before the Closing Time to the reasonable satisfaction of the Party benefited by the condition, such Party (the "First Party") may, acting reasonably, terminate this Agreement by notice in writing to the other Parties and in such event the First Party shall be released from all obligations under this Agreement, and unless the First Party can show that the condition or conditions which have not been satisfied and for which the First Party has terminated this Agreement are reasonably capable of being performed or caused to be performed by the other Party or Parties then the other Parties shall also be released from all obligations under this Agreement, except that the First Party shall be entitled to waive compliance with any such conditions, obligations or covenants in whole or in part if it sees fit to do so without prejudice to any of its rights of termination in the event of non-performance of any other condition, obligation or covenant, in whole or in part.

                                      ARTICLE SEVEN
                                   CLOSING ARRANGEMENTS

Time and Place of Closing

7.1 Closing shall take place on the Closing Date at such place as the parties may agree.

Closing Arrangements

7.2 Upon fulfilment of all the conditions under this Agreement which have not been waived in writing by the party entitled to waive them, CTI shall deliver the CTI Closing Documents and Sentry shall deliver the Sentry Closing Documents at the Closing Time.

                                      ARTICLE EIGHT
                                       TERMINATION

Termination

8.1   This Agreement may be terminated at any time prior to the Closing Date:
      8.1.1   by the mutual agreement of Sentry and CTI;
      8.1.2 by Sentry if Sentry is not in material breach of its obligations under this Agreement, and if (A) there has been a breach by CTI of its representations and warranties hereunder such that Section
              6.1.1 will not be satisfied or (B) there has been a breach on the part of CTI of any of its covenants or agreements contained in this Agreement such that Section 6.1.2 will not be satisfied, and, in both case (A) and case (B), such breach has not been cured within ten days after written notice, specifying such breach, to CTI.
      8.1.3 by CTI if CTI is not in material breach of their respective obligations under this Agreement, and if (A) there has been a breach by Sentry of any of its representations and warranties hereunder such that Section 6.2.1 will not be satisfied or (B) there has been a breach on the part of Sentry of any of its covenants or agreements contained in this Agreement such that
              Section 6.2.2 will not be satisfied, and, in both case (A) and case (B), such breach has not been cured within ten days after written notice, specifying such breach, to Sentry;
      8.1.4 by Sentry if, since the date of this Agreement, there shall have occurred a Material Adverse Change in CTI; and
      8.1.5 by CTI if, since the date of this Agreement, there shall have occurred a Material Adverse Change in Sentry.

Effect of Termination

8.2 Subject to Section 8.3, in the event of termination of this Agreement as provided in Section 8.1, this Agreement shall, except as provided herein, forthwith become void, and there shall not be any liability or obligation with respect to the terminated provisions of the Agreement on the part of the Parties or their respective officers, directors, employees, agents, or shareholders.

Expenses

8.3 All costs and expenses (including, without limitation, the fees and disbursements of legal counsel) incurred in connection with this Agreement and the transaction contemplated under this Agreement shall be paid by the Party incurring such expenses.

                                   ARTICLE NINE
                                      NOTICES

Delivery of Notice

9.1 Any notice, direction or other instrument required or permitted to be given by any Party under this Agreement shall be in writing and shall be sufficiently given if delivered personally:

      in the case of a notice to CTI at:

      1116 - 925 West Georgia Street
      Vancouver, BC
      V6C 3L2
      Attention: Marlene Jensen

      Fax No: 604-646-6658
      with copies to:
      Koffman Kalef
      19th floor, 885 West Georgia Street
      Vancouver, B.C. V6C 3H4
      Attention: Mr. John Fang
      Fax No.: (604) 891-3688

      in the case of a notice to Sentry or the Founders at:

      Sentry Telecom Systems Inc.
      8525 Commerce Court
      Burnaby, B.C. V5A 4N3

      Attention: Mr. Donald Farnell
      Fax No.: (604) 415-5417
      with a copy to:
      Getz Prince Wells
      Suite 1810
      1111 West Georgia Street
      Vancouver, B.C. V6E 4M3
      Attention: Mr. Leon Getz. Q.C.
      Fax No.: (604) 685-9798

      Any such notice, direction or other instrument, if delivered personally, shall be deemed to have been given and received on the date on which it was received at such address.

                                        ARTICLE TEN
                                           GENERAL

Time

10.1  Time shall be of the essence hereof.

Assignment/Successors and Assigns

10.2 Neither this Agreement nor any rights or obligations under this Agreement shall be assignable by any Party without the prior written consent of the other Party. Subject to that condition, this Agreement shall enure to the benefit of and be binding upon the Parties and their respective heirs, executors, administrators, successors (including any successor by reason of amalgamation of any Party) and permitted assigns.

Further Assurances

10.3 Each Party agrees that upon the written request of any other Party, it will do all such acts and execute all such further documents, conveyances, deeds, assignments, transfers and the like, and will cause the doing of all such acts and will cause the execution of all such further documents as are within its power to cause the doing or execution of, as the other Party may from time to time reasonably request be done and/or executed as may be required to consummate the transactions contemplated under this Agreement or as may be necessary or desirable to effect the purpose of this Agreement or any document, agreement or instrument delivered under this Agreement and to carry out their provisions or to better or more properly or fully evidence or give effect to the transactions contemplated under this Agreement, whether before or after the Closing.

Public Notices

10.4 All notices to third parties and all other publicity concerning the transactions contemplated by this Agreement shall be jointly planned and co-ordinated by Sentry and CTI, and neither Sentry nor CTI shall act without the prior approval of the other, such approval not to be unreasonably withheld, except where required to do so by law or by the applicable regulations or policies of any provincial, federal or other regulatory agency of competent jurisdiction or any stock exchange.

Counterparts

10.5 This Agreement may be executed by the Parties in separate counterparts, all of which together constitute one and the same instrument.

      THE PARTIES, intending to be contractually bound, have executed this Agreement as of the date and year first above written.

CTI DIVERSIFIED HOLDINGS, INC.

By:_________________________
   Authorized Signatory

SENTRY TELECOM SYSTEMS INC.

By:_____________________________
   Authorized Signatory

By:_____________________________
   Authorized Signatory

SIGNED, SEALED AND DELIVERED        )
by NEIL COX in the                  )
presence of:                        )          /s/ Neil Cox
                                    )         ----------------------------------
                                    )            NEIL COX
                                    )
                                    )
                                    )

SIGNED, SEALED AND DELIVERED        )
by LEILA LOLUA in the               )
presence of:                        )          /s/ Leila Lolua
                                    )         ----------------------------------
                                    )            LEILA LOLUA
                                    )
                                    )
                                    )

626820 B.C. LTD.
By:_____________________________
   Authorized Signatory

By:_____________________________
   Authorized Signatory

                                        SCHEDULE A

                                     LOCK-UP AGREEMENT

                                        SCHEDULE B

                                    SENTRY SHAREHOLDERS

                                        SCHEDULE C
                             RIGHTS TO ACQUIRE SENTRY SHARES

                                        SCHEDULE D

                                    SENTRY LIABILITIES

                                        SCHEDULE E

                              RIGHTS TO ACQUIRE CTI SHARES

                                        SCHEDULE F

                                    CTI SUBSIDIARIES


NAME                                     JURISDICTION
Cobratech Industries Inc.                British Columbia
Cobratech Industries Limited             Hong Kong
IT Transit Limited                       Hong Kong
Cobratech Industries Japan Limited       Japan

                                        SCHEDULE G

                                     ESCROW COVENANT

                                        AGREEMENT


TO:  CTI DIVERSIFIED HOLDINGS, INC. ("CTI")

RE: Share Purchase Agreement among CTI, Sentry Telecom Systems Inc. and the undersigned dated as of May 15, 2001 (the "Purchase Agreement").

Pursuant to section 6.2.9 of the Purchase Agreement, each of the undersigned hereby agrees to execute and deliver to CTI the form of Escrow Agreement attached hereto as Appendix 1 upon completion of the transactions contemplated by the Lock-up Agreement, as that term is defined in the Purchase Agreement.

DATED as of_____________________, 2001.


SIGNED, SEALED AND DELIVERED        )
by NEIL COX in the                  )
presence of:                        )          /s/ Neil Cox
                                    )         ----------------------------------
                                    )            NEIL COX
                                    )
                                    )
                                    )

SIGNED, SEALED AND DELIVERED        )
by LEILA LOLUA in the               )
presence of:                        )          /s/ Leila Lolua
                                    )         ----------------------------------
                                    )            LEILA LOLUA
                                    )
                                    )
                                    )

626820 B.C. LTD.

By:_____________________________
   Authorized Signatory

By:_____________________________
   Authorized Signatory

                                         APPENDIX 1

                                 FORM OF ESCROW AGREEMENT

                                      ESCROW AGREEMENT

THIS AGREEMENT made as of the _________day of ___________, 2001.
AMONG

CTI DIVERSIFIED HOLDINGS, INC., a company incorporated under the laws of Delaware (the "Issuer");

- and -

PACIFIC CORPORATE TRUST COMPANY, a company incorporated under the laws of British Columbia (the "Trustee");

- and -

NEIL COX of 6158 Elgin Street, Burnaby, British Columbia ("Cox");

- and -

LEILA LOLUA of 6158 Elgin Street, Burnaby, British Columbia ("Lolua");

- and -

626820 B.C. LTD., care of Cox, 6158 Elgin Street, Burnaby, British Columbia ("626820")

RECITAL

A. 626820, Lolua and Cox (together the "Security Holders") have agreed to deposit with the Trustee _____________shares in the capital of the Issuer (the "Escrowed Securities") to be held in accordance with this Agreement.

FOR GOOD AND VALUABLE CONSIDERATION and $10.00 now paid by the Issuer to the Security Holders (the receipt and sufficiency of which the Security Holders hereby acknowledge), the parties agree as follows:

1. The Security Holders hereby place and deposit the Escrowed Securities in escrow with the Trustee.

2. The Escrowed Securities and the beneficial ownership of or any interest in them and the certificate representing them (including any replacement securities or certificates) shall not be sold, assigned, hypothecated, alienated, transferred within escrow, or otherwise in any manner dealt with or, except in accordance with this Agreement, released from escrow.

3. The Trustee shall retain the Escrowed Securities and the certificates (including any replacement securities or certificates) representing them and shall not do or cause anything to be done to allow any transfer, hypothecation or alienation thereof or, except in accordance with this Agreement, release from escrow.

4. If during the period in which any Escrowed Securities are retained in escrow pursuant to this Agreement any dividend is received by the Trustee in respect of the Escrowed Securities, any such dividend shall be forthwith paid or transferred to the Security Holders.

5. All voting rights attached to the Escrowed Securities shall at all times be exercised by the Security Holders.

6. The Trustee shall effect the release from escrow of one-fourth of the Escrowed Securities on each of the first, second, third and fourth anniversaries of the date of this Agreement.

7. This Agreement shall terminate upon release of all of the Escrowed Securities in accordance with this Agreement.

8. The Issuer agrees to pay the Trustee reasonable remuneration for its services hereunder and to reimburse it for all disbursements, costs and expenses made or necessarily and properly incurred by it in the discharge of its duties hereunder for which it is not otherwise reimbursed, including the reasonable fees and disbursements of counsel retained by it in respect of its duties hereunder.

9. The Security Holders and the Issuer hereby jointly and severally agree, except in the event of a breach of this Agreement by the Trustee, to and do hereby release and indemnify and save harmless the Trustee from and against all claims, suits, demands, costs, damages and expenses which may be occasioned by reason of the Trustee's compliance in good faith with the terms hereof.

10. If the Trustee wishes to resign, it shall give at least one month's notice to the Issuer, which may appoint another Trustee in its place and such appointment shall be binding on the Security Holders and the new Trustee shall assume and be bound by the obligations of the Trustee hereunder.

11. For the purposes of this Agreement, the term "replacement securities" includes any security issued by the Issuer in respect or replacement for Escrowed Securities in connection with any reclassification, subdivision, conversion, consolidation or other change or alteration of the Escrowed Securities or any redesignation thereof, including, without limitation, any contractual or other right to acquire, exchange, subscribe for or convert into any security of the Issuer issued in respect of the Escrowed Securities and including any such securities acquired upon exercise of any such right, and such replacement securities will be dealt with mutates mutandis in accordance with the provisions of this Agreement, including, but without limitation, the provisions for deposit and release.

12. Any notice, direction or other instrument required or permitted to be given by either party under this Agreement shall be in writing and shall be sufficiently given if delivered personally or by courier, or transmitted by telecopier during the transmission of which no indication of failure of receipt is communicated to the sender:

     in the case of notice to the Security Holders, at:
     6158 Elgin Street
     Burnaby, British Columbia
     in the case of notice to the Trustee, at:
     Pacific Corporate Trust Company
     625 Howe Street, 10th floor
     Vancouver, British Columbia
     V6C 3B8
     Attention: Stock Transfer
     Fax:     (604) 689-8144
     in the case of notice to the Issuer, at:

     1116 - 925 West Georgia Street
     Vancouver, British Columbia
     V6C 3L2
     Attention: President

     Fax No: (604) 646-6658

     If notice is sent by facsimile or is delivered, it will be deemed to have been given at the time if transmission or delivery. If notice is mailed, it will be deemed to have been received 48 hours following the date of mailing. If there is an interruption in normal mail service due to strike, labour unrest or other cause at or during the 48 hours immediately after, the time a notice is mailed, the notice will be sent by facsimile transmission or will be delivered.

13. This Agreement constitutes the entire agreement between the parties with respect to its subject matter and supersedes all prior agreements, representations and arrangements with respect thereto. This Agreement may only be amended by an instrument in writing signed by all of the parties. Time is of the essence hereof.

14. Each party must from time to time execute and deliver all such further documents and instruments and do all acts and things as the other parties may reasonably require to effectively carry out or better evidence or perfect the full intent and meaning of this Agreement.

15. This Agreement shall be governed by and construed in accordance with the laws of British Columbia, and each of the parties irrevocably submits to the non-exclusive jurisdiction of the courts of British Columbia.

16. This Agreement may be executed in counterparts and by facsimile, all of which together will constitute one agreement, effective as of the date given above notwithstanding the actual date of execution.

CTI DIVERSIFIED HOLDINGS, INC.

By:_________________________
   Authorized Signatory

PACIFIC CORPORATE TRUST COMPANY

By:_________________________
   Authorized Signatory

SIGNED, SEALED AND DELIVERED        )
by NEIL COX in the                  )
presence of:                        )          /s/ Neil Cox
                                    )         ----------------------------------
                                    )            NEIL COX
                                    )
                                    )
                                    )

SIGNED, SEALED AND DELIVERED        )
by LEILA LOLUA in the               )
presence of:                        )          /s/ Leila Lolua
                                    )         ----------------------------------
                                    )            LEILA LOLUA
                                    )
                                    )
                                    )

626820 B.C. LTD.

By:_____________________________
   Authorized Signatory

By:_____________________________
   Authorized Signatory

                                      SCHEDULE H

                                FORM OF SENTRY WARRANT

Exhibit 2.0

                                  LOCK-UP AGREEMENT

Lock-Up Agreement dated for reference as of May 15, 2001 by and among CTI Diversified Holdings, Inc., a corporation organized and existing under the laws of the State of Delaware ("CTI"), Sentry Telecom Systems Inc., a company organized and existing under the laws of the Province of British Columbia ("Sentry") and the undersigned holders of or Persons having a right to acquire, common shares in the capital of Sentry (each referred to, for convenience, as a "Shareholder").

     BACKGROUND

1. CTI, Sentry, 626820 B.C. Ltd. ("626820), Neil Cox ("Cox") and Leila Lolua ("Lolua") are parties to a Purchase and Sale Agreement (the "Purchase and Sale Agreement") made as of the 15th day of May, 2001.

2. Under the Purchase and Sale Agreement Sentry has agreed on certain terms and conditions to sell to CTI and CTI has agreed to purchase from Sentry 4,400,000 Sentry Units for an aggregate purchase price of US$1,100,000;

3. It is a condition of the obligations of CTI under the Purchase and Sale Agreement that all of the Shareholders have entered into this Agreement.

     AGREEMENT

     THEREFORE, in consideration of the foregoing, of the mutual agreements contained herein and of other good and valuable consideration the receipt and sufficiency of which is hereby acknowledged, and subject to and on the terms and conditions set out herein, the parties hereto agree as follows:

Definitions

1.1. Whenever used in this Agreement, the following words and terms shall have the respective meanings ascribed to them below:

       1.1.1. "AFFFILIATE" has the meaning ascribed to it in the Company Act (British Columbia);

       1.1.2. "ALTERNATIVE TRANSACTION" means a transaction, whether by way of merger, amalgamation, arrangement or otherwise, between CTI and Sentry or their respective Affiliates, pursuant to which the Sentry Shares of the Shareholders are exchanged on a tax-deferred basis under the Income Tax Act (Canada) for CTI Shares on the Exchange Basis;
       1.1.3.   "CTI SHARES" means common shares in the capital of CTI;
       1.1.4. "EXCHANGE BASIS" means the fair market value per Sentry Share divided by the fair market value per CTI Share, determined, in each case, on generally accepted valuation principles as of a date no earlier than 45 days prior to the date of the Exchange

                Offer or Alternative Transaction, as the case may be, in accordance with section 3.1 of this Agreement;
       1.1.5. "EXCHANGE OFFER" means an offer made by CTI prior to the Expiry Date to the Shareholders to acquire their Sentry Shares in consideration for CTI Shares on the Exchange Basis;
       1.1.6. "EXPIRY DATE" means January 31, 2002 or such later date as may be agreed to among CTI, Sentry and the Founders pursuant to the provisions of the Purchase and Sale Agreement;
       1.1.7. "MATERIAL ADVERSE CHANGE" means a change or development involving a prospective change which would have a Material Adverse Effect;
       1.1.8. "MATERIAL ADVERSE EFFECT" means, with respect to any Person, a material adverse effect on the business, prospects, results of operations, financial condition or assets of such Person, and its Subsidiaries (if such Person is itself a Subsidiary, then the Person's parent corporation and all of such parent corporation's Subsidiaries), taken as a whole. In determining whether any individual event would result in a Material Adverse Effect, notwithstanding that such event does not of itself have such effect, a Material Adverse Effect shall be deemed to have occurred if the cumulative effect of such event and all other then existing events would result in a Material Adverse Effect;
       1.1.9. "PARTIES" means the parties to this Agreement, collectively, and "PARTY" means any one of them;
       1.1.10. "PERSON" includes an individual, corporation, partnership, joint venture, trust, unincorporated organization, the Crown or any agency or instrumentality thereof or any other juridical entity;
       1.1.11.  "SENTRY SHARES" means common shares in the capital of Sentry;
       1.1.12.  "SENTRY UNIT" means one Sentry Share and one Sentry Warrant;
       1.1.13. "SENTRY WARRANT" means a share purchase warrant in the form annexed hereto as Schedule entitling the holder thereof to acquire a Sentry Share at a price per share of US $0.25 at any time prior to the Expiry Date;
       1.1.14. "SUBSIDIARY" shall have the meaning ascribed by the Company Act (British Columbia);

Gender and Number

1.2 In this Agreement, words importing the singular include the plural and vice versa and words importing gender include all genders.

Entire Agreement

1.3 This Agreement, together with the agreements and other documents to be delivered under this Agreement, constitute the entire agreement between the Parties pertaining to the subject matter of this Agreement, and there are no warranties, representations or other agreements between the Parties in connection with the subject matter of this Agreement except as specifically set forth in this Agreement. No supplement, modification or amendment to this Agreement and no waiver of any provision of this Agreement shall be binding on any Party unless executed by such Party in writing. No waiver of any of the provisions of this Agreement shall be deemed or shall constitute a waiver of any other provision (whether or not similar) nor shall such waiver constitute a continuing waiver unless otherwise expressly provided.

Article and Section Headings

1.4 Article and Section headings contained in this Agreement are included solely for convenience, are not intended to be full or accurate descriptions of the content of any Article or Section and shall not be considered to be part of this Agreement.

Applicable Law

1.5 This Agreement shall be governed by and construed in accordance with the laws of British Columbia and the federal laws of Canada applicable in British Columbia. Each Party to this Agreement irrevocably attorns to and submits to the jurisdiction of the courts of British Columbia with respect to any matter arising under or relating to this Agreement.

2.   THE EXCHANGE OFFER OR ALTERNATIVE TRANSACTION

2.1 Provided that CTI has exercised all of the Sentry Warrants acquired by it pursuant to the Purchase and Sale Agreement, it may at any time prior to the Expiry Date give Sentry not fewer than 10 business days notice in writing specifying its intention, subject to receipt and acceptance by it of the Exchange Basis Determination, either:
      2.1.1   to make the Exchange Offer; or
      2.1.2 to propose that Sentry enter into such agreements as may be necessary or desirable for the purpose of implementing an Alternative Transaction.

2.2 If CTI gives notice pursuant to section 2.1 of its intention to make the Exchange Offer:
      (a) Sentry and CTI shall forthwith proceed to select a Chartered Business
          Valuator in accordance with the provisions of section 3.1; and
      (b) Sentry shall have 10 business days from the date of such notice to give notice to CTI requiring CTI to proceed, instead, with an
          Alternative Transaction, and in that event CTI shall proceed with an Alternative Transaction.

2.3 If the Exchange Offer or the Alternative Transaction, as the case may be, would result in the Shareholders holding in the aggregate more than 20 per cent, on a fully diluted basis, of the CTI Shares outstanding upon completion thereof, the Exchange Offer or Alternative Transaction, as the case may be shall, notwithstanding any other provision of this agreement, be on an exchange basis that results in the Shareholders holding, in the aggregate, 20 per cent, on a fully diluted basis, of the CTI Shares outstanding upon completion thereof.

2.4 If, within ten (10) days following delivery of the Exchange Basis Determination, CTI does not make the Exchange Offer or, if Sentry has given notice to CTI pursuant to section 2.2 (b), proceed with an Alternative Transaction, the obligations of Sentry and the Shareholders under this Agreement shall terminate.

3.   DETERMINATION OF EXCHANGE BASIS

3.1 The Exchange Basis shall be determined (the "Exchange Basis Determination") by a Chartered Business Valuator to be agreed upon between Sentry and CTI, and employed by any one of KPMG LLP, Arthur Andersen or Deloitte & Touche. The Exchange Basis Determination shall be reported to each of Sentry and CTI in writing. Except to the extent required by applicable securities or other laws in relation to the Exchange Offer or an Alternative Transaction, as the case may be, each of CTI and Sentry shall hold the Exchange Basis Determination confidential. The costs of the Exchange Basis Determination shall be borne equally by CTI and Sentry unless CTI does not make the Exchange Offer or proceed with an Alternative Transaction , in which case the costs of the Exchange Basis Determination shall be for the sole account of CTI and Sentry shall not be liable for any amount in respect thereof. The determination of the Exchange Basis shall be binding on the Parties.

4. AGREEMENT OF THE SHAREHOLDERS TO ACCEPT EXCHANGE OFFER AND TO TENDER SENTRY SHARES

4.1 Subject to the terms and conditions hereof, if CTI elects to make the Exchange Offer and Sentry does not give notice to CTI pursuant to section 2.2, then provided that:
      4.1.1 the Exchange Offer is not subject to any conditions other than a condition with respect to the existence of a Material Adverse Effect in relation to Sentry subsequent to the date of the Exchange Basis Determination;
      4.1.2 the aggregate number of CTI Shares issuable to Shareholders pursuant to the Exchange Offer is not less than 5 per cent, on a fully diluted basis, of the CTI Shares outstanding following the completion thereof; and
      4.1.3 there has been no Material Adverse Effect in relation to CTI subsequent to the date of the Exchange Basis Determination, the Shareholder hereby irrevocably agrees to accept the Exchange Offer and to sell the Shareholder's Sentry Shares to CTI in accordance with the Exchange Offer.

5.   AGREEMENT OF SENTRY IN CONNECTION WITH ALTERNATIVE TRANSACTION

5.1   Subject to the terms and conditions hereof, if CTI elects or pursuant to section 2.2 is required to propose an Alternative Transaction, then, provided that:
      5.1.1 the Alternate Transaction is not subject to any conditions other than a condition with respect to the existence of a Material Adverse Effect in relation to Sentry subsequent to the date of the Exchange Basis Determination;
      5.1.2 the aggregate number of CTI Shares issuable to Shareholders pursuant to the Alternative Transaction is not less than 5 per cent, on a fully diluted basis, of the CTI Shares outstanding following the completion thereof; and
      5.1.3 there has been no Material Adverse Effect in relation to CTI subsequent to the date of the Exchange Basis Determination,

Sentry irrevocably agrees to execute and deliver such agreements, and to take such other steps, including, if necessary, convening a meeting of the Shareholders, as are reasonably required in order to implement the Alternative Transaction and carry it into effect.

6.   AGREEMENT OF SHAREHOLDER IN CONNECTION WITH ALTERNATIVE TRANSACTION

6.1 Subject to the terms and conditions hereof if, in connection with an Alternative Transaction, a vote of the Shareholders is required then, provided that the conditions set out in section 5.1.1, 5.1.2 and 5.2.3 are satisfied, the Shareholder hereby irrevocably covenants and agrees to vote or cause such Shareholder's Sentry Shares to be voted in favour of all such resolutions of Shareholders as may be necessary or desirable for the purposes of implementing an Alternative Transaction and carrying it into effect.

7. PROVISIONS APPLICABLE TO THE PURCHASE AND SALE OF SENTRY SHARES PURSUANT TO EXCHANGE OFFER

7.1 In connection with a sale of Sentry Shares to CTI pursuant to the Exchange Offer, the Shareholder shall be deemed to warrant to CTI that:
      7.1.1 the Shareholder has good and marketable title to such Shareholder's Sentry Shares free and clear of any claim or encumbrance in favour of any third party;
      7.1.2 CTI will acquire the Shareholder's Sentry Shares free and clear of any claim or encumbrance in favour of any third party;

and to make such other representations or do such things as are necessary for the purposes of transferring such Sentry Shares to CTI and complying with the provisions of all applicable laws, including the Income Tax Act (Canada), in connection with such sale.

8.   REPRESENTATIONS, WARRANTIES AND ACKNOWLEDGMENTS

8.1 Each Party hereby represents and warrants to the other Parties that such Party has good and sufficient power, authority and right to enter into this agreement and to complete the transactions contemplated hereby and that upon the due execution and delivery of this agreement by all of the Parties, this agreement shall be a valid and binding agreement enforceable by each of the Parties against the other Parties in accordance with its terms.

8.2 The Shareholder acknowledges, and will be deemed in connection with any disposition of Sentry Shares pursuant to the Exchange Offer that:
      8.2.1 because the Exchange Offer will be an "exempt take-over bid" within the meaning of applicable securities laws in Canada, the Shareholder will not, in connection with the Exchange Offer, receive the information concerning CTI that CTI would be required to provide to the Shareholder if the Exchange Offer were not an exempt take-over bid;
      8.2.2 because CTI is not, and is under no obligation to become, a "reporting issuer" within the meaning of applicable securities laws in Canada, any CTI Shares issued to the Shareholder pursuant to the Exchange Offer may be subject to resale restrictions under those laws;
      8.2.3 CTI Shares issued to the Shareholder pursuant to the Exchange Offer may be subject to resale restrictions under the securities laws of the United States; and

      8.2.4 they have been given the opportunity to seek independent legal, financial and tax advice and have either done so or elected not do so.

8.3 The acknowledgments in sections 8.2.2 and 8.2.3 apply, with the necessary changes and so far as applicable, to an Alternate Transaction.

9.   ADDITIONAL COVENANTS

9.1 The Shareholder covenants and agrees with CTI that prior to the Expiry Date it will not sell, assign, transfer or otherwise dispose of such Shareholder's Sentry Shares except to a Person who executes an acknowledgement in the form annexed hereto as Schedule "B" that such Sentry Shares are subject to this Agreement and agrees to be bound by this Agreement as if such Person had been an original party thereto.

10.  GENERAL

10.1 This agreement shall be binding upon and shall enure to the benefit of and be enforceable by the Parties and their respective successors and permitted assigns.

10.2  Time shall be of the essence of this agreement.

10.3 The Parties agree to co-operate in good faith with one other with a view to achieving the purpose and intent of this Agreement and, in that connection, to take such steps and execute such documents as may be necessary or desirable to this end.

10.4 Any notice or other communication required or permitted to be give hereunder shall be sufficiently given if delivered or sent by telecopier or facsimile transmission:

         (a)  in the case of CTI to:
              1116-925 West Georgia Street
              Vancouver, B.C.
              V6C 3L2
              Attention:   President
              Fax:   (604) 646-6658

         (b)  in the case of Sentry, to:
              8525 Commerce Court,
              Burnaby, British Columbia
              Attention:   President
              Fax:   (604) 415-5417

         (c) in the case of the Shareholder, to the address of such Shareholder indicated below the Shareholder's name on the execution page of this Agreement or at such other address as the party to which such notice or other communication is to be given has last notified the party giving the same in the manner provided in this section and if so given shall be deemed to have been received on the date of such delivery or sending.

10.5 This agreement and the rights and obligations of the parties hereto shall be governed by and construed in accordance with the laws of the Province of British Columbia.

10.6 References to CTI Shares and Sentry Shares in this Agreement include any shares into which the foregoing may be reclassified, subdivided, consolidated or converted.

10.7 This Agreement may be signed in as many counterparts as may be necessary all of which, when so signed, shall be deemed to constitute one valid and binding agreement dated, notwithstanding the actual date of execution thereof, as of the 15th day of May, 2001, and delivery of the counterparts may be effected by means of facsimile transmission


CTI DIVERSIFIED HOLDINGS INC.

By:
    ------------------------------------
       Authorized Signatory
    ------------------------------------

SENTRY TELECOM SYSTEMS INC.

By: /s/ Neil Cox
    ------------------------------------
    Neil Cox
    6158 Elgin Avenue,
    Burnaby, B.C. V5H 3S4

By: /s/ Leila Lolua
    ------------------------------------
   Leila D. Lolua
   6158 Elgin Avenue,
   Burnaby, B.C. V5H 3S4

626820 B.C. LTD.

By:_____________________________
   Authorized Signatory

By:_____________________________
   Authorized Signatory


ASSERTIVE MARKETING SERVICES INC.

----------------------------------------
AUTHORIZED SIGNATORY
--------------------
#108 - 9-8671 NUMBER ONE RD.
----------------------------
RICHMOND, B.C. V7C 1V2
----------------------------------------



----------------------------------------
Kevin Huscroft
812 Alderside Road
Port Moody, B.C. V3H 3A5


----------------------------------------
David Valinho
5823 Mayview Circle
Burnaby, B.C. V5E 4B7



----------------------------------------
GundyCo, ITF
Lori Davenport, RRSP #552 50870 10



----------------------------------------
Pacific International Securities ITF
Donald E. Farnell, RRSP #029-4161-5

----------------------------------------
_________ ITF Doug Marshall
RRSP #552 50840-17


----------------------------------------
GundyCo. ITF Dave Martin
RRSP #552 50814-19


----------------------------------------
David K. Cox
4808-138 Street
Edmonton, Alberta T6H 3Z1


----------------------------------------
Frederick R. Davenport
6379 Service Road,
RR#3, Site 354, C4
Port Alberni, B.C. V9Y 7L7


----------------------------------------
Shlomo Friedman
P.O. Box 33039
West Vancouver, B.C.
V7V 4W7


----------------------------------------
Randy Law
5554 - 183A Street
Surrey, B.C. V3S 7Z3


----------------------------------------
RBC Dominion Securities ITF
Corinne Papirnik RRSP#449 19041 13


----------------------------------------
Susan I. Wilberg

----------------------------------------


----------------------------------------
Neil B. Cox
6158 Elgin Avenue
Burnaby, B.C. V5H 3S4


----------------------------------------
Robert B. Wilberg

----------------------------------------
Eileen Siu-Yue Fong

----------------------------------------



----------------------------------------
Alison Gray

----------------------------------------

----------------------------------------


----------------------------------------
Lori Davenport
#3 - 72 Jamieson Court
New Westminster, B.C.
V3L 5R6


----------------------------------------
Leila Lolua
6158 Elgin Avenue
Burnaby, B.C. V5H 3S4


----------------------------------------
Ronald Ralph Mattison

----------------------------------------

----------------------------------------


THE BRITISH COLUMBIA ADVANCED SYSTEMS FOUNDATION:
By its Agent, The British Columbia Advanced Systems Institute:

By_____________________________

Name: _________________________

Title: ________________________

                           SCHEDULE "A" TO LOCK-UP AGREEMENT

FORM OF SENTRY WARRANT

                           SCHEDULE "B" TO LOCK-UP AGREEMENT
                        Acknowledgment and Agreement to be Bound

The undersigned hereby acknowledges that the shares of Sentry Telecom Systems Inc. acquired by the undersigned by way of transfer from _______________________ (Name of transferor)(the "Sentry Shares") are subject to a Lock-Up Agreement dated ________________, 2001 (the "Lock-Up Agreement").

In consideration of $1.00 and other good and valuable consideration (the receipt and sufficiency of which are acknowledged), the undersigned agrees to be bound by the Lock-Up Agreement in respect of the Sentry Shares, as if the undersigned was an original signatory thereto.


Dated at ____________________ on ______________.


________________________________     ___________________________
Address                               [transferee]