Form 10QSB/A
period 2001-06-30
CTI DIVERSIFIED HOLDINGS INC
filed 2001-09-07
CIK 1069489

As filed with the Securities and Exchange Commission on September 7, 2001

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                  FORM 10-QSB/A

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

/s/ Don Farnell          Director
------------------------

/s/ Rene Palsenbarg      Director
------------------------

CTI DIVERSIFIED HOLDINGS, INC.

CONSOLIDATED STATEMENT OF OPERATION AND DEFICIT
(Unaudited)

================================================================================

                                                     THREE MONTHS ENDED                 SIX MONTHS ENDED
                                             JUNE 30, 2001     JUNE 30, 2000     JUNE 30, 2001     JUNE 30, 2000
                                             -------------     -------------     -------------     -------------
CONSULTING REVENUE                        $    40,186        $      -          $    47,606       $      -

EXPENSES
   Advertising and promotion                    1,406               -                5,123              -
   Depreciation                                17,024               -               34,607              -
   Amortization of goodwill                      -                  -                6,887              -
   Consulting                                (111,889)              -              (13,043)             -
   Courier, delivery and freight                  830               -                2,293              -
   Insurance                                   21,014               -               21,014              -
   Interest and bank charges                   76,221               -               80,255              -
   Investor relations                          53,763               -               53,763              -
   Maintenance and utilities                    1,638               -                8,618              -
   Miscellaneous                              (65,464)              -             (113,178)             -
   Legal and accounting                        61,387              1,130            68,249             1,160
   Licenses, dues and fees                      2,525               -                2,813              -
   Office and supplies                         30,360               -               44,552              -
   Rent                                        54,595               -               96,686              -
   Telephone and communications                 4,064               -               10,257              -
   Training                                       211               -                3,083              -
   Travel and entertainment                    41,078               -              107,031              -
   Wages and benefits                          68,139               -               92,001              -
                                          ------------------------------------------------------------------
                                              256,891              1,130           511,011             1,160
                                          ------------------------------------------------------------------

LOSS FROM OPERATIONS                         (216,705)            (1,130)         (463,405)           (1,160)
                                          ------------------------------------------------------------------

OTHER ITEMS

   OTHER INCOME                                68,863               -              116,659              -

   WRITE DOWN OF LONG-TERM ASSETS            (316,377)              -             (316,377)             -

   EQUITY LOSS                               (314,622)              -             (824,201)             -

NET LOSS                                     (847,705)            (1,130)       (1,603,984)           (1,160)
                                          ------------------------------------------------------------------

DEFICIT, BEGINNING OF PERIOD               (2,874,252)            (3,024)       (2,117,973)           (2,994)

DEFICIT, END OF PERIOD                    $(3,721,957)       $    (4,154)      $(3,721,957)      $    (4,154)
                                          ------------------------------------------------------------------

EARNINGS (LOSS) PER SHARE                 $    (0.047)       $ (0.000161)      $     (0.09)      $ (0.000134)
                                          ------------------------------------------------------------------

WEIGHTED AVERAGE SHARES OUTSTANDING        17,808,744          7,000,000        17,808,744         8,666,000
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

Our total general and administrative expenses for the six months ended June 30, 2001 were $511,011 compared to $1,160 for the comparable period. $80,255 of the total expenses was interest on shareholder advances and promissory notes issued during the period versus $ nil in the comparable period. Salaries were $92,001 compared to $ nil for the six months ended June 30, 2000 and professional fees were $68,249, versus $ 1,160. Rent on office premises was $96,686 for the six months ended June 30,2001 compared to $nil for six months ended June 30, 2000. In June 2001, consulting fees charged by affiliates of $205,000 at December 31, 2000 were forgiven resulting in a net recovery of consulting fees of $13,043 in consulting fees for the six month period ending June 30, 2001. The balance of our general and administrative costs consists of office expenses, investor relations expenses and amortization of capital assets. Included in general and administrative costs is a gain on foreign exchange translation of $104,682 compared to a $ nil for the comparable period.

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