Form 10QSB
period 2001-09-30
CTI DIVERSIFIED HOLDINGS INC
filed 2001-11-28
CIK 1069489

As filed with the Securities and Exchange Commission on November 19, 2001

                               UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                FORM 10-QSB

(Mark One)
[X]                   QUARTERLY REPORT PURSUANT TO SECTION 13
                  OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2001

                                      OR

[ ]                   TRANSITION REPORT PURSUANT TO SECTION 13
                  OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to ______________

                            Commission File Number 000-30095

                             CTI DIVERSIFIED HOLDINGS, INC.
                 -----------------------------------------------------
                 (Exact name of registrant as specified in its charter)

             Delaware                                      33-0921967
  --------------------------------              --------------------------------
  State or other jurisdiction of                       (I.R.S. Employer
  incorporation or organization                       Identification No.)

                        8525 COMMERCE COURT, BURNABY, BC V5A 4N3
                -----------------------------------------------------
                 (Address of principal executive offices) (Zip Code)

Registrant's telephone number, including area code    (604) 646-6638
                                                   ----------------------

Securities registered pursuant to Section 12(b) of the Act:

   Title of each class                 Name of each exchange on which registered
          None                                               None
   -------------------                 -----------------------------------------

              Securities registered pursuant to Section 12(g) of the Act:
                     Common Stock, par value $.0001 per share
              -----------------------------------------------------------
                                  (Title of class)

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                              ---    ---

Number of shares outstanding of the registrant's class of common stock as of September 30, 2001: 17,808,744.

The authorized share capital:   50,000,000 common shares, par value of $0.0001

                           PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements

        CTI DIVERSIFIED HOLDINGS INC.

        CONSOLIDATED FINANCIAL STATEMENTS

        FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001

        (Unaudited)

        INDEX

        CONSOLIDATED BALANCE SHEETS

        CONSOLIDATED STATEMENTS OF DEFICIT

        CONSOLIDATED STATEMENTS OF OPERATIONS

        CONSOLIDATED STATEMENTS OF CASH FLOWS

        CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

        NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                       CTI DIVERSIFIED HOLDINGS INC.
                        CONSOLIDATED BALANCE SHEETS
                             SEPTEMBER 30, 2001
                                 (Unaudited)

================================================================================

                                                 September 30, 2001      September 30, 2000      December 31, 2000
                                   ASSETS
CURRENT ASSETS
   Cash                                          $      11,666           $       1,916           $      58,871
   Accounts receivable                                    -                       -                     22,490
   Prepaid expenses and deposits                           659                    -                    527,906
   Loan receivable                                        -                       -                     12,972
                                                 -------------           -------------           -------------
                                                        12,325                   1,916                 622,239

INVESTMENT IN NEW YORK BAGEL CO., INC.                    -                      5,966                    -
NOTES RECEIVABLE (Note 3)                              539,393                    -                       -
  Less: provision for impairment                      (539,393)                   -                       -
                                                 -------------           -------------           -------------
                                                          -                       -                       -
                                                 -------------           -------------           -------------

ORGANIZATIONAL COSTS                                      -                        125                     125

CAPITAL ASSETS (Note 4)                                 39,625                    -                    308,320
                                                 -------------           -------------           -------------

                                                 $      51,950           $       8,007           $     930,684
                                                 =============           =============           =============


                                 LIABILITIES

CURRENT LIABILITIES
   Note payable (Note 6)                         $      94,839           $        -              $     200,000
   Accounts payable and accrued liabilities            296,701                   1,100                 233,919
   Due to related parties (Note 7)                     669,512                    -                    886,518
                                                 -------------           -------------           -------------
                                                     1,061,052                   1,100               1,320,437
                                                 -------------           -------------           -------------


                           SHAREHOLDERS' DEFICIENCY

SHARE CAPITAL (Note 8)                                   1,781                     702                   3,685

CONTRIBUTED SURPLUS                                  3,696,558                  10,391               1,724,535

DEFICIT                                             (4,707,441)                 (4,186)             (2,117,973)
                                                 -------------           -------------           -------------
                                                    (1,009,102)                  6,907                (389,753)
                                                 -------------           -------------           -------------


                                                 $      51,950           $       8,007           $     930,684
                                                 =============           =============           =============

APPROVED BY THE DIRECTORS

DIRECTOR: /s/ Rene Palsenbarg
         --------------------------


DIRECTOR: /s/ John Anderson
         --------------------------

      (The accompanying notes form an integral part of these financial statements)

                       CTI DIVERSIFIED HOLDINGS INC.
                     CONSOLIDATED STATEMENTS OF DEFICIT
                 FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001
                                 (Unaudited)
================================================================================

                                                      Nine months ended     Nine months ended      Year ended
                                                     September 30, 2001    September 30, 2000    December 31, 2000
BALANCE, beginning of period                         $   (2,117,973)       $       (2,996)       $      (74,218)

LOSS FOR THE PERIOD                                      (2,589,468)               (1,190)           (2,043,755)
                                                     --------------        --------------        --------------
BALANCE, end of period                               $   (4,707,441)       $       (4,186)       $   (2,117,973)
                                                     ==============        ==============        ==============

      (The accompanying notes form an integral part of these financial statements)

                       CTI DIVERSIFIED HOLDINGS INC.
                   CONSOLIDATED STATEMENTS OF OPERATIONS
                 FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001
                                 (Unaudited)
================================================================================

                                              Nine Months Ended September 30    Three months ended September 30
                                                  2001              2000              2001              2000
EXPENSES
   Advertising and promotion                         10,771              -                1,557              -
   Amortization                                      10,382              -                2,239              -
   Automotive                                         2,666              -                  675              -
   Consulting                                       172,715              -               26,285              -
   General and administrative                          -                1,190              -                   30
   Insurance                                            558              -                  304              -
   Interest and bank charges                         96,061              -               15,772              -
   Investor relations                                75,731              -               21,508              -
   Legal and accounting                             131,258              -               20,479              -
   Licences, dues and subscriptions                  10,958              -                  766              -
   Moving                                               583              -                  583              -
   Office                                            30,530              -                9,359              -
   Professional fees                                  1,797              -                  580              -
   Rent (recovery)                                   19,439              -                 (710)             -
   Telephone                                          8,427              -                2,115              -
   Travel                                           110,124              -               11,281              -
   Utilities                                            436              -                  181              -
                                                -----------       -----------       -----------       -----------

LOSS BEFORE OTHER EXPENSE (INCOME)                 (682,436)           (1,190)         (112,974)              (30)
                                                -----------       -----------       -----------       -----------


OTHER EXPENSE (INCOME)
   Foreign exchange loss                             24,843              -               21,446              -
   Interest income                                  (10,873)             -               (2,876)             -
   Gain on disposal of assets                        (5,508)             -               (5,508)             -
   Loss on wind-up of operations-equity (Note 5)  1,130,107              -              299,984              -
                    -advances (Note 5)              229,070              -              229,070              -
   Impairment of notes receivable (Note 3)          539,393              -              539,393              -
                                                -----------       -----------       -----------       -----------

                                                  1,907,032              -              981,509              -
                                                -----------       -----------       -----------       -----------

LOSS FOR THE PERIOD                             $(2,589,468)      $    (1,190)      $(1,194,483)      $       (30)
                                                ===========       ===========       ===========       ===========

LOSS PER SHARE:

Basic                                           $     (0.14)      $      -          $     (0.06)      $     -
                                                ===========       ===========       ===========       ===========

Weighted Average Shares Outstanding              17,808,744         8,114,000        17,808,744         7,010,000
                                                ===========       ===========       ===========       ===========

      (The accompanying notes form an integral part of these financial statements)

                         CTI DIVERSIFIED HOLDINGS INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001
                                 (Unaudited)
================================================================================

                                                           September 30, 2001   September 30, 2000
CASH FLOWS FROM OPERATING ACTIVITIES
   Net earnings (loss) for the period                      $   (2,589,468)      $       (1,190)

NON CASH ITEMS
   Amortization                                                    10,382                 -
   Gain on disposal of assets                                      (5,508)                -
   Loss on wind-up of operations                                1,359,177                 -
   Other non-cash expenses                                          4,399                 -
   Impairment of notes receivable                                 539,393                 -
                                                           --------------       --------------
                                                                 (681,625)              (1,190)

CHANGES IN NON-CASH WORKING CAPITAL
   Accounts receivable                                              3,121                 -
   Prepaid expenses                                                  (659)                -
   Accounts payable and accrued liabilities                       131,101                1,100
                                                           --------------       --------------

                                                                 (548,062)                 (90)
                                                           --------------       --------------

CASH FLOWS FROM INVESTING ACTIVITIES
   Leaseholds                                                      26,315                 -
   Notes receivable                                              (539,393)                -
   Advances to Japan and Hong Kong corporations (Note 5)         (744,775)                -
                                                           --------------       --------------
                                                               (1,257,853)                -
                                                           --------------       --------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Advances from related parties                                1,919,542                 -
   Notes payable                                                 (105,190)                -
                                                           --------------       --------------
                                                                1,814,352                 -
                                                           --------------       --------------

INCREASE (DECREASE) IN CASH                                         8,437                  (90)

CASH, beginning of period                                           3,229                2,006
                                                           --------------       --------------

CASH, end of period                                        $       11,666       $        1,916
                                                           ==============       ==============

      (The accompanying notes form an integral part of these financial statements)

                         CTI DIVERSIFIED HOLDINGS INC.
                CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
       FROM AUGUST 11, 1998 (DATE OF INCEPTION) TO SEPTEMBER 30, 2001
================================================================================

                                             Common              Stock           Accumulated        Contributed
                                             Shares             Amount             Deficit            Surplus
Shares issued to acquire 19% of
New York Bagel Co., Inc. and
to pay organization cost of $125
on August 11, 1998 valued at par
value $0.001 per share                     5,000,000       $         500     $        -        $       5,591

Issuance of 500,000 common shares
in August 1998 at $0.01 per share            500,000                  50              -                4,950
                                         -----------       -------------     -------------     -------------

Balance, December 31, 1998                 5,500,000                 550              -               10,541

Two for one stock split
on March 31, 1999                          5,500,000                 550              -                 (550)

Net loss for the year ended
December 31, 1999                               -                   -              (74,218)             -
                                         -----------       -------------     -------------     -------------

Balance, December 31, 1999                11,000,000               1,100           (74,218)            9,991

Two for one stock split
on March 17, 2000                         11,000,000               1,100              -               (1,100)

Cancellation of shares
in March 2000                            (15,000,000)             (1,500)             -                1,500

Issuance of 20,000 common
shares on August 11, 2000 in
consideration of directors' fees              20,000                   2              -                 -

Stock dividend on December 12,
2000: 5.25 for one                        29,835,000               2,983              -               (2,983)

Net loss for the year ended
December 31, 2000                               -                   -           (2,043,755)             -
                                         -----------       -------------     -------------     -------------

Balance, December 31, 2000                36,855,000       $       3,685     $  (2,117,973)    $       7,408
                                         -----------       -------------     -------------     -------------

Issuance of shares in consideration
of legal services performed                    5,000                   1              -                    1

Cancellation of shares                   (26,355,000)             (2,635)             -                2,635

Issuance of shares in exchange
for 11,413,700 shares of common
stock of Cobratech Industries Inc.         5,999,591                 600              -            1,679,722

Conversion of promissory notes
into common stock, effective
June 29, 2001                              1,304,153                 130              -            2,006,792

Net loss for the 9 month period
ended September 30, 2001                        -                   -           (2,589,468)             -
                                         -----------       -------------     -------------     -------------

Balance, September 30, 2001               17,808,744       $       1,781     $  (4,707,441)    $   3,696,558
                                         ===========       =============     =============     =============

      (The accompanying notes form an integral part of these financial statements)

                         CTI DIVERSIFIED HOLDINGS INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001
                                 (Unaudited)


1.   BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
     Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires the Company's management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported amounts of revenues and expenses during the reporting period. In the opinion of management, the accompanying financial statements include all adjustments which are normal, recurring and necessary to present fairly the results for the interim periods. Operating results for interim periods are not necessarily indicative of the results that may be expected for the year. For further information, refer to the financial statements and notes thereto included in the CTI Diversified Holdings, Inc. annual report on Form 10-K for the fiscal year ended December 31, 2000.

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

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     The significant accounting policies used are as follows:

     a)   Financial Instruments

     The financial instruments of the company consist of cash, notes receivable, short-term deposits, accounts payable and accrued liabilities. Unless otherwise noted, it is management's opinion that the company is not exposed to significant currency or credit risks arising from these financial instruments. The fair values of these financial instruments approximate their carrying values, unless otherwise noted.

     b)   Capital Assets

     Capital assets are recorded at cost with depreciation and amortization provided as follows:

                                                Rate   Method

     Computer equipment                          30 %   Diminishing balance
     Furniture, fixtures and equipment           20 %   Diminishing balance

     c)   Impairment of Long-term Assets

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

     d)   Principles of Consolidation

     The consolidated financial statements include the accounts of CTI Diversified Holdings, Inc. ("CTI") and its wholly owned subsidiary, (collectively the "Company"), Cobratech Industries Inc. Cobratech Industries Japan Limited, Cobratech Industries Limited, and IT Transit, wholly owned subsidiaries, are currently in the process of winding up their operations in Japan and Hong Kong respectively, and have been presented on the equity method of accounting as discussed in "Loss on Wind-up of Operations". All significant intercompany balances and transactions have been eliminated on consolidation.

     On February 16, 2001, CTI Diversified Holdings Inc. acquired 11,413,700 shares of common stock (100%) of Cobratech Industries Inc. in exchange for 6,000,000 shares of common stock of CTI Diversified Holdings Inc.

     e)   Foreign Currency Translation

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

     f)   Use of Estimates

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

3.   NOTES RECEIVABLE

     Notes receivable consist of advances made to Sentry Telecom Systems Inc. ("Sentry") which bear interest at the Bank of Montreal prime lending rate plus 5% per annum. The promissory notes are unsecured and have no set terms of repayment.

     On May 15, 2001, CTI entered into a purchase and sale agreement with Sentry, a company incorporated under the laws of British Columbia. Under the terms of the agreement, CTI agreed to purchase 4,400,000 units of Sentry for a total price of $1,100,000. Each unit consisted of 1 share of common stock plus one warrant which entitled CTI to acquire one additional share of common stock of Sentry at $0.25 per share. The Warrants expire on January 31, 2002, or such later date as agreed to by the parties, provided that the later date is agreed upon prior to December 31, 2001.

     The purchase and sale agreement expired on August 15, 2001.

     $250,000 of the advances is a non-refundable deposit on the share purchase agreement noted above ("deposit"). Effective November 5, 2001, the non-refundable deposit is being converted into 1,000,000 units of Sentry at

     $0.25 per unit, consisting of 1 common shares and a warrant exercisable on or before March 31, 2002 to acquire 1,000,000 additional Sentry shares at a price of $0.25 each upon giving Sentry written notice on or before December 31, 2001.

     On October 31, 2001, the company entered into a non-binding letter of intent with the founding shareholders of Sentry to acquire all of the issued and outstanding common shares of Sentry.

     The Company believes based on the current financial position of Sentry, that it is probable that they will not be able to collect all amounts due from Sentry according to the contractual terms of the notes receivable and thus a provision for impairment in value has been made in the September 30, 2001 financial statements (see Note 9 also).

4.   CAPITAL ASSETS

                                                    September 30, 2001               September 30, 2000
                                        -----------------------------------------    ------------------
                                                       Accumulated      Net Book         Net Book
                                          Cost        Amortization        Value           Value
                                        ---------------------------------------------------------------
     Computer equipment                 $   17,348     $    5,182     $   12,166     $     -
     Furniture, fixtures and equipment      37,159          9,700         27,459           -
                                        ----------     ----------     ----------     ----------
                                        $   54,507     $   14,882     $   39,625     $     -
                                        ==========     ==========     ==========     ==========

5.   LOSS ON WIND-UP OF OPERATIONS

     In June 2001, the Company discontinued funding Cobratech Industries Japan Limited's ("Cobratech Japan") cash shortfalls. Cobratech Japan is a wholly-owned subsidiary of CTI. Cobratech Japan ceased operations in July 2001, and is undertaking steps to wind up the operations in an orderly manner. The Company is determining the most effective way to wind up Cobratech Japan and is exploring voluntary bankruptcy as a means under which to accommodate the wind-up. The Company believes that its loss is limited to its investment in and advances made to Cobratech Japan and costs for winding up the operations. A provision for estimated costs on winding up the operations and possible employee-contingency claims of $70,000 has been reflected in the operating results to September 30, 2001.

     Because of the expected loss of control, the investment in Cobratech Japan has been recorded on an equity basis. Prior to June 30, 2001, the investment was accounted for on a consolidated basis. The change in the accounting for the investment has been recorded on a retroactive basis from the beginning of the 2001 fiscal year. The investment has been written down to zero in June 2001.

     On August 1, 2001 the Company also decided to wind up the operations of Cobratech Hong Kong and IT Transit. At present, the company is still determining the most effective way to wind up these operations. The Company believes that its loss is limited to its investment in and advances made to Cobratech Hong Kong and costs for winding up the operations. Because of the expected loss of control, the investment in Cobratech Hong Kong and IT Transit have also been recorded on an equity basis. Prior to September 2001, the investment in these companies was accounted for on a consolidated basis. The change in the accounting for the investment has been recorded on a retroactive basis from the beginning of the 2001 fiscal year. The investment has been written down to zero in September 2001. A provision for estimated costs on winding up the Hong Kong operations and possible employee-contingency claims of $100,000 has been reflected in the operating results to September 30, 2001.

6.   NOTE PAYABLE

     The note payable of $94,839 is due to Unity Wireless Corporation ("Unity") and is repayable in monthly instalments of $11,111 per month commencing in April 2001. The loan bears interest at 1% per month, and is secured by a general security agreement over the assets of Cobratech Industries Inc. Cobratech Industries Inc. is currently in default of the loan agreement as a result of non-payment of the monthly instalments for June, July, August, September and October 2001.

     On October 24, 2001 Unity commenced formal action in the Supreme Court of British Columbia against Cobratech Industries Inc, and its directors as alledged guarantors to recover its note as a result of this default. Unity is claiming judgement for the principal amount of the debt of $88,889, interest at the rate of 1% per month from October 24, 2000 to the date of payment, and costs.

7.   DUE TO RELATED PARTIES

     The amounts due to related parties consist of advances from certain shareholders of CTI Diversified Holdings Inc. The advances bear interest at the Bank of Montreal prime lending rate plus 5% per annum, are unsecured and are due on demand. The lenders have agreed not to demand payment for these advances within 12 months of the date of the advance.

8.   SHARE CAPITAL

                                                                 2001       2000

     Authorized:
        50,000,000  Common shares with a par value of $.0001
     Issued and fully paid:
        17,808,744  Common shares                           $   1,781  $     702
                                                            =========  =========

     Warrants issued and outstanding as at September 30, 2001 were as follows:

                  No of Shares  Exercise Price      Expiry Date

                      702,770         $   2.20     June 29, 2001
                      601,383         $   1.50     June 29, 2001
                   ----------
                    1,304,153
                   ==========

9.   SUBSEQUENT EVENT

     On October 31, 2001 the Company entered into a letter of intent with the majority shareholders of Sentry to acquire all of the issued and outstanding Sentry shares. The Sentry shares will be exchanged for common shares of the Company on the basis of 0.5 common shares for each issued and outstanding Sentry share. See Item 2 "Overview" for a more detailed description of this agreement.

     On November 14, 2001, the Board of Directors approved a stock option policy which provides for 20% of the issued shares to be set aside for options. The Policy expires after 10 years from adoption. The options will vest quarterly after grant at 10% per quarter, with grants to expire on termination or after five years. The Board also granted 565,000 options at $0.25/share of which 300,000 were granted to two Directors, and of which 515,000 vested immediately.

Item 2. Management's Discussion and Analysis or Plan of Operation Forward - Looking Statements

This quarterly report on Form 10-QSB includes forward-looking statements. All statements, other than statements of historical fact made in this Quarterly Report on Form 10-QSB are forward-looking. In particular, the statements herein regarding industry prospects and future results of operation or financial position are forward-looking statements. Forward-looking statements reflect management's current expectations based on assumptions believed to be reasonable and are inherently uncertain as they are subject to various known and unknown risks, uncertainties and contingencies, many of which are beyond the control of CTI Diversified Holdings, Inc. ("CTI"). The Company's actual results may differ significantly from management's expectations.

In some cases, you can identify forward-looking statements by terminology such as "may", "will", "should," "expects," "plans," "intends," "anticipates," "believes," "estimates," "predicts," "potential," or "continue" or the negative of such terms or other comparable terminology.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, events, level of activity, performance, or achievements. We do not assume responsibility for the accuracy and completeness of the forward-looking statements. We do not intend to update any of the forward-looking statements after the date of this quarterly report to conform them to actual results.

The following discussion and analysis should be read in conjunction with the Company's financial statements and related footnotes and the Company's Annual Report on Form 10-KSB for the year ended December 31, 2000. The discussion of results, causes and trends should not be construed to imply that such results, causes or trends would necessarily continue in the future.

Overview

With the closure of the company's Asian operations and the decision to no longer pursue our original business plan in Asia, CTI is focusing its efforts on acquiring North American based securities technologies for global distribution. On May 15, 2001, we entered into a share purchase agreement with Sentry Telecom Systems Inc., of Burnaby, British Columbia ("Sentry")and its principal shareholders, to acquire 4,400,000 units of Sentry by way of a private placement for an aggregate price of $1,100,000. The share purchase agreement expired on August 15, 2001.

$250,000 has been paid as a non-refundable deposit on the acquisition.
Effective November 5, 2001, the deposit is being converted into 1,000,000 Sentry Shares plus a warrant expiring March 31, 2002 to purchase an additional 1,000,000 Sentry Shares at $0.25 each.

On October 31, 2001, the company entered into a non-binding letter of intent with the founding shareholders of Sentry wherein CTI agreed to make an offer, subject to conditions precedent, to acquire all of the issued and outstanding common shares of Sentry. Pursuant to this letter of intent, the founding shareholders have agreed to enter into a Lockup Agreement and have agreed to exchange their 7,160,000 Sentry shares for up to 3,580,000 Shares of CTI. All shares of CTI issued pursuant to this exchange will be restricted shares and will be issued over a three-year period subject to Sentry achieving certain future performance objectives. The Sentry shares will be exchanged for common shares of CTI on the basis of 0.5 CTI shares for each issued and outstanding Sentry share. The closing of the agreement is subject to a number of conditions precedent, among them that certain creditors of Sentry convert all amounts owing to them by Sentry into shares of Sentry, and that all outstanding options to purchase Sentry shares have been cancelled.

After the conversion of the demand loans and the share exchange, CTI will own over 90% of Sentry. An offer is also being made to all the remaining shareholders of Sentry to acquire their Sentry shares on the basis of one CTI share for each two Sentry shares. The Sentry founders have agreed to use their best efforts to solicit acceptance of the offer by the other shareholders.

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

Sentry is in the startup phase and has not yet booked sales of their new telecommunications security products. Sentry currently has its Phonewall undergoing field trials in both North America and Asia. Sentry intends to release its first commercially saleable version of Phonewall during the first quarter of 2002 after completion of product modifications and detailed testing. Sentry intends to market Phonewall through established security consulting and systems integration firms and is in discussions with potential distribution channel partners in Canada, U.S and Korea. Sentry will need regulatory approval in the countries in which it sells Phonewall and is currently in the process of obtaining regulatory approval in these countries. In order to successfully build, sell and provide technical support to its distribution channel partners, Sentry will need to add personnel in the areas of quality control, channel management, training and support.

The development of a solid marketing plan and the ongoing execution of the plan is critical to Sentry's success. Sentry must be in a position to develop a solid value proposition to its prospective customers concurrently with the commercial release of their product.

Once the Share Exchange Agreement is completed, CTI will seek additional sources of funds through additional equity financings, commercial bank loans, equipment leasing or funds from private investors to fund the operations of Sentry. There can be no assurances that we will be successful in obtaining additional funding on suitable terms, if at all.

CTI will continue to focus on acquiring North American based technologies developing a global network of security solution distribution channel partners and acquiring other leading edge security solution companies or products to distribute through these channels.

During the second quarter of fiscal 2001, the Company decided to wind up it's operations in Hong Kong and Japan. The windup of these operations is still underway, and management expects to complete the process by December 31, 2001. The offices in both Tokyo and Hong Kong have been vacated and all employees terminated. The company is still in the process of determining the most effective way to wind up Cobratech Japan and Cobratech Hong Kong and is exploring voluntary bankruptcy under Japanese and Hong Kong Bankruptcy Law as an option.

Results of Operations
---------------------

Our total general and administrative expenses for the nine months ended September 30, 2001 were $682,436 compared to $1,190 for the comparable period. $96,061 of the total expenses was interest on advances from related parties and promissory notes issued during the period versus $ nil in the comparable period.

Rent (recovery) on office premises was $19,439 for the nine months ended September 30, 2001 and the company has a rental recovery of $710 for the three months ended September 30,2001 compared to $nil for three months ended September 30, 2000. The rental recovery is a result of the sublease of the Vancouver office lease. On August 1, 2001. CTI moved it's administrative and head office from its rented office space in Vancouver to the Sentry offices in Burnaby.

The balance of our general and administrative costs consists of office expenses, consulting and investor relation expenses.

In conjunction with the proposed windups, the company has recorded their investments in Cobratech Japan and Hong Kong on an equity basis. The company has written down the net investments in Cobratech Japan and Cobratech Hong Kong to nil at September 30, 2001. The accumulated equity losses and writeoff relating to the Asian operations for the nine months ended September 30, 2001 was $1,359,177 and $529,054 for the 3 months ended September 31, 2001.

The Company believes based on the current financial position of Sentry, that it is probable that they will not be able to collect all amounts due from Sentry according to the contractual terms of the notes receivable and has recorded a provision for an impairment in value in the 3 month period ending September 30, 2001 of $539,393. The advances made to Sentry are unsecured and are due on demand. The net carrying value of the Sentry notes receivable after the provision for impairment in value is $nil at September 30, 2001.

As a result of these transactions noted above, we incurred a loss of $2,589,468, or $0.14 per share, compared to $1,190 or $0.00014 per share for the nine months ended September 30, 2000.

Liquidity and Capital Resources

During the nine months ended September 30, 2001, we used $548,062 of cash for operating activities compared to $90 in the comparable period.

During the nine months ended September 30, 2001 we advanced $539,393 by way of promissory notes to Sentry and $744,775 to Cobratech Japan and Cobratech Hong Kong compared to $nil in the comparable period.

Our sole cash flows from financing activity during the nine month period ended September 30, 2001 was advances from related parties of $1,919,542. During the period ended June 30, 2001, convertible promissory notes including accrued interest totaling $2,006,923 was converted into 1,304,153 shares of common stock.

At September 30, 2001 our current assets totaled $12,325 compared to $622,239 at the beginning of the fiscal year, or $1,946 for the comparable period at September 30, 2000. The decrease in current assets is a result of our closure of our Asian offices during the year. Our current assets consisted of $11,666 of cash on hand and prepaid expenses of $659. Our current liabilities were $1,061,052 which consists of a loan from Unity Wireless as detailed in Part II, item 1, trade accounts payable of $196,701 and advances from related parties of $669,512.

We believe our existing cash balances are sufficient to carry our normal operations for the next one month. Management is currently pursuing additional funds through equity or debt financing to support our operations and the expansion of our businessAny sale of additional equity securities will result in dilution to our stockholders. There can be no assurance that additional financing, if required, will be available to our company or on acceptable terms.


                      PART II - OTHER INFORMATION

Item 1.   Legal Proceedings

None

Item 2. Changes in Securities and Use of Proceeds

None

Item 3.   Defaults Upon Senior Securities

None

Item 4.   Submission of Matters to a Vote of Security Holders

None

Item 5.   Other Information

On September 30, 2001 Marlene Jensen resigned as Chief Financial Officer and Treasurer of CTI. On October 4, 2001 Don Farnell resigned as director, president and CEO of CTI. Rene Palsenbarg replaces Don as president and CEO of CTI. On October 4, 2001 John Anderson was appointed director of CTI. Marlene has been appointed the CFO of Sentry. Don Farnell is the President and CEO of Sentry.

A letter of intent was entered into between CTI and the founders of Sentry on October 31, 2001, the details of which are contained in Item 2, Overview.

On November 14, 2001, the Board of Directors approved certain options and also approved a stock option policy for employees. 515,000 options were granted at $.25/share, of which 300,000 were granted to two Directors, and of which 415,000 vested immediately. The Option Policy provides for 20% of the issued shares to be set aside for options to vest quarterly after grant at 10% per quarter, with grants to expire on termination or after five years, and the policy to expire after 10 years from adoption. Shares underlying all options are proposed to be registered under Form S-8.

Item 6. Exhibits and Reports on Form 8-K.

(a)   The following exhibits are filed as part of this Annual Report on Form
      10-Q.


(b) The following Current Reports on Form 8-K were filed by the Company during the last quarter of the period covered by this report:

      None

                                    SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 19th day of November, 2001.


                                       CTI DIVERSIFIED HOLDINGS INC.

Date: November 26, 2001

                                       By: /s/ Rene Palsenbarg
                                          --------------------------------------
                                       Director, and Principal Financial Officer