Form 10KSB
period 2001-12-31
CTI DIVERSIFIED HOLDINGS INC
filed 2002-04-16
CIK 1069489

As filed with the Securities and Exchange Commission on April 15, 2002

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-KSB

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to ______________

                        Commission File Number 000-30095

                            CTI DIVERSIFIED HOLDINGS, INC.
--------------------------------------------------------------------------------
                  (Exact name of registrant as specified in its charter)

       Delaware                                                33-0921967
--------------------------------                --------------------------------
State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization                             Identification No.)

                    8525 COMMERCE COURT, BURNABY, B.C.,   V5N 4A3
--------------------------------------------------------------------------------
               (Address of principal executive offices)  (Zip Code)

Registrant's telephone number, including area code         (604) 646-6638
                                                      --------------------------

Securities registered pursuant to Section 12(b) of the Act:

         Title of each class           Name of each exchange on which registered
                None                                      None
------------------------------------   -----------------------------------------

            Securities registered pursuant to Section 12(g) of the Act:
                       Common Stock, par value $.0001 per share
--------------------------------------------------------------------------------
                                  (Title of class)

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X    No
                                             -----     -----

Page ii

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

   The aggregate market value of voting stock held by non-affiliates of the registrant was $14,713,069 on April 12, 2002.

   Number of shares outstanding of the registrant's class of common stock as of April 15, 2002:17,808,744.


                                 TABLE OF CONTENTS

                                                                            Page
                                                                            ----
FORWARD LOOKING STATEMENTS                                                     1

Item 1.  Description of Business                                               1

Item 2.  Description of Property                                              10

Item 3.  Legal Proceedings                                                    10

Item 4.  Submission of Matters To a Vote of Security Holders                  10

Item 5.  Market For Registrants Common Equity and Related
         Stockholder Matters                                                  10

Item 6.  Managements Discussion And Analysis of Financial
         Condition and Results of Operations                                  14

Item 7.  Financial Statements and Supplementary Data                          18

Item 8.  Changes in and Disagreements With Accountants on
         Accounting and Financial Disclosure                                  18

Item 9.  Directors, Executive Officers, Promoters and Control Persons         19

Item 10. Executive Compensation                                               21

Item 11. Security Ownership of Certain Beneficial Owners and Management       23

Item 12. Interest of Management and Others in Certain Transactions            25

Item 13. Exhibits, Financial Statement Schedules and Reports on Form 8-K      26

                         FORWARD LOOKING STATEMENT

THIS ANNUAL REPORT ON FORM 10-KSB CONTAINS PREDICTIONS, PROJECTIONS AND OTHER STATEMENTS ABOUT THE FUTURE THAT ARE INTENDED TO BE "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED (COLLECTIVELY, "FORWARD-LOOKING STATEMENTS"). FORWARD-LOOKING STATEMENTS INVOLVE RISKS AND UNCERTAINTIES. A NUMBER OF IMPORTANT FACTORS COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE IN THE FORWARD-LOOKING STATEMENTS. THESE FACTORS INCLUDE THE INABILITY TO SUCCESSFULLY DESIGN, DEVELOP AND COMMERCIALIZE PRODUCTS, THE RELIANCE ON THIRD PARTY SUPPLIERS FOR MATERIALS, THE INABILITY TO ATTRACT AND RETAIN QUALIFIED STAFF, THE COMPANY'S LIMITED OPERATING HISTORY AND CONTINUING OPERATING LOSSES, RECENT AND POTENTIAL DEVELOPMENT STRATEGIC ALLIANCES, THE OUTCOME OF PENDING LITIGATION, THE IMPACT OF ACQUISITIONS, ESTABLISHING AND MAINTAINING EFFECTIVE DISTRIBUTION CHANNELS, IMPACT AND TIMING OF LARGE ORDERS, PRICING PRESSURES IN THE MARKET, INABILITY TO CREATE AND PROTECT INTELLECTUAL PROPERTY, INABILITY TO RAISE SUFFICIENT FUNDING TO SUSTAIN NEGATIVE CASH FLOWS, LACK OF LIQUIDITY, SYSTEMS FAILURES, TECHNOLOGICAL CHANGES, VOLATILITY OF SECURITIES MARKETS, GOVERNMENT REGULATIONS, AND ECONOMIC CONDITIONS AND COMPETITION IN THE GEOGRAPHIC AND THE BUSINESS AREAS WHERE WE CONDUCT OUR OPERATIONS. IN ASSESSING FORWARD-LOOKING STATEMENTS CONTAINED IN THIS ANNUAL REPORT ON FORM 10-KSB, READERS ARE URGED TO READ CAREFULLY ALL CAUTIONARY STATEMENTS - INCLUDING THOSE CONTAINED IN OTHER SECTIONS OF THIS ANNUAL REPORT ON FORM 10-KSB.

                                   PART I

ITEM 1.  DESCRIPTION OF BUSINESS.

GENERAL

   We, CTI Diversified Holdings, Inc., intend to design, develop and manufacture telecommunication security products for a broad range of corporate, government, military and institutional (collectively referred to as "enterprise") applications. We are in the start-up phase of our operations, having not yet completed development of our initial product and having not yet booked any sales of our initial product.

History

   CTI Diversified Holdings, Inc. (formerly Unique Bagel Co., Inc.) ("CTI") was incorporated under the laws of the state of Delaware on August 11, 1998. In August 1998 we acquired nineteen percent (19%) of New York Bagel Company, Inc. ("NYBC") and an option to purchase the remaining eighty one percent (81%) of NYBC in exchange for 5,000,000 shares of common stock. The 19% interest in NYBC and the 81% option were acquired from Mr. Dennis Greenfield, who was, at the time of the acquisition, the President and sole shareholder of NYBC and President and majority shareholder of CTI. NYBC developed, produced and marketed a line of bagels and other bread products.

   In November 2000, we sold our interests in NYBC back to Mr. Greenfield. We sold the 19% interest for its book value of $5,966 and the 81% option was sold for $100.

   On January 10, 2001 we changed our name to CTI Diversified Holdings, Inc. ("CTI") and pursuant to a Share Purchase Agreement (the "Agreement") effective February 16, 2001, we acquired 100% of the total issued and outstanding shares of Cobratech Industries, Inc. ("Cobratech"), a private company incorporated in British Columbia, Canada. The Agreement was approved by the unanimous consent of the Board of Directors of our company and a majority of the shareholders of Cobratech on February 16, 2001.

   Under the terms of the Agreement, we issued 5,999,591 shares of our common stock to the selling shareholders of Cobratech in exchange for their 11,413,700 common shares, or on the basis of 1 share of our company for each 1.902283 shares of Cobratech. There were then 16,500,000 common shares outstanding of our company subsequent to this transaction. Cobratech conducted its operations primarily through Cobratech Industries Limited, ("CIL") a 100% controlled subsidiary incorporated in Hong Kong. CIL also had 100% control over Cobratech Industries Japan Limited ("CIJL"), a company incorporated in Japan to conduct Cobratech's operations in Japan.

   Prior to completing our acquisition of Cobratech, on January 31, 2001 CIL completed the purchase of IT Transit Limited ("IT"), a private Hong Kong company specializing in computer network consulting, training and installation. IT was also providing Internet based website hosting services to it clients and was working towards providing its customers with security products to assist in the protection of wireless data and voice networks. Cobratech purchased 100% of IT Transit through CIL, its Hong Kong subsidiary, for $250,000 cash.

   The business plan of Cobratech initially consisted of providing products manufactured by North American Internet and telecommunications security products companies, which primarily consisted of both computer hardware and software, for introduction and distribution into markets located in Asia. Cobratech also planned to use its own staff to offer security consulting services to customers in order to identify potential security threats to their computer and telephone networks, and to then install and maintain the products to resolve these threats in its customers' places of business. To achieve this plan, Cobratech sought to align itself with leading North American product and service providers in this market segment through both exclusive and non-exclusive licensing agreements.

   Prior to the purchase of Cobratech by CTI, Cobratech had, in 1999, completed one exclusive agreement with JAWZ Inc., to receive product support and training, and to sell JAWZ products and services, in return for a 25 % royalty on gross product sales, to countries located in Southeast Asia and on the continent of India. The term of the agreement was for four years, with an option to renew for an additional term of five years, in exchange for 25% of the then outstanding share capital of Cobratech, or 2,000,000 shares. Cobratech opened offices in Hong Kong and Japan to accommodate these new ventures, transferred management staff from Canada and recruited staff locally to implement the business plan. By the time of the purchase of Cobratech by CTI, Cobratech had incurred losses of $2,308,555 on developing its business plan and commencing international operations.

   Implementing the migration of the JAWZ proprietary technologies, processes and services proved significantly more difficult than the parties had envisioned. We had expended significant amount of funds in opening, equipping and staffing operations in Hong Kong and Tokyo. Already, in the first quarter of 2001, it was becoming obvious that operations in both Hong Kong and Japan would continue to require funding for a much longer time than we had planned. Our ability to generate revenue in Japan was totally dependant on JAWZ first providing us with the products, materials and process documents, then training our staff to use JAWZ tools to conduct security evaluations and lastly, providing JAWZ on-site staff to assist in the implementation of these solutions. Initially, the problem was primarily that the transfer of this technology and skills was taking too long. Within a short time, JAWZ became very focused on its own operations due to internal challenges that eventually led to the effective demise of JAWZ. At the same time, the local economies in both Hong Kong and Japan were deteriorating and competition in both areas was proving to be much greater than anticipated. In view of this combination of circumstances, we decided to review our overall business vision, plan and strategy to determine whether they were still valid. We determined that we still believed strongly in the vision that led us into Hong Kong and Tokyo, that vision being that the global market for innovative new products and services, focused directly on providing security and control over the networks, and the way in which we communicate with each other over these networks, would be an attractive growth opportunity. We also decided however, that the first step, and the most important ingredient for successfully capturing this opportunity, was to acquire our own core intellectual property, as opposed to our earlier vision of building a business by delivering other peoples solutions into new geographic areas. The immediate impact of this review was a decision to focus our efforts on the acquisition of a security application product that was based on proprietary technology and whose core intellectual property could be leveraged to develop proprietary future products in an attractive market opportunity area.

   By February 2001, we had commenced discussions with Sentry Telecom Systems, Inc. (Sentry), a private British Columbia company that was developing a unique and patented new telecommunications security product. We saw this new technology as having significant market potential and the ability to become the core security product to attract existing, established distributors, since this product would not be in direct competition with their present security solutions. Sentry had the proprietary new product that we were seeking and needed ongoing funding in order to complete its development. Additionally, Sentry had very experienced management that we believed would be an significant asset to us in developing our new business plan. We believe this initial proprietary product will provide a foundation for a family of significantly more advanced and diversified securities systems products. On February 15, 2001, we entered into a Letter of Intent with Sentry, wherein they agreed to deal exclusively with us for potential acquisition and we agreed to commence funding their operational requirements on a monthly basis by way of unsecured loans. During the period from the closing of the acquisition of Cobratech through June, we received $2,006,923 in loans from a shareholder.

   On May 15, 2001 we entered into a Purchase and Sale Agreement (the "Sentry Purchase") with Sentry Telecom Systems Inc. ("Sentry") to purchase a 34% equity interest, or 4,400,000 units, each unit comprised of one common share plus one purchase warrant, for $1,100,000. The Agreement was to close by August 15, 2001. We paid $250,000 as a non-refundable, convertible deposit to Sentry and, between May 15 and August 15, advanced by way of promissory notes approximately $224,000 to Sentry. The non-refundable deposit and the advances were convertible into units of Sentry at $0.25 per unit, each unit to be comprised of one common share and one warrant to purchase an additional common share. Concurrent with the entering into this agreement between Sentry and CTI, on June 8, 2001, Donald Farnell, the President and CEO of Sentry, was appointed a director, President and CEO of our company. At this time, we closed our Vancouver offices to reduce expense duplication and moved to Burnaby to share premises with Sentry.

    Concurrent with Sentry agreeing to enter into the Purchase and Sale Agreement, the shareholder agreed to convert its loans into 1,304,153 shares of our company at $2.00 per share for 702,770 shares and $1.00 per share for the other 601,383 shares. In consideration for converting these loans into equity, the shareholder also received warrants that entitle them, for a two year period, to buy another 702,770 shares at $2.20 per share and 601,383 at $1.50.

   By August 2001, we had reached the decision to cease all of our Asian operations. It was apparent that our plan to introduce JAWZ products and services into Asia was no longer the opportunity it was earlier thought to be. JAWZ was no longer in the financial position it was when we agreed to distribute their products and the local economies were still deteriorating, resulting in many more competitors competing for each opportunity. As of August 31, 2001, we closed our offices in both Hong Kong and Tokyo, terminated all of our employees and vacated our premises. For the year ended December 31, 2001, we wrote down our investment in Cobratech to $nil from $1,198,911 and recorded a provision for the costs of winding up the operations of $200,000 we cannot be sure that this is the amount that will be needed for that purpose. The Company is now determining the most effective way to wind up the foreign subsidiaries and is exploring voluntary bankruptcy or dissolution of these subsidiaries as a means under which to finalize this. The $200,000 provision mentioned above was set aside to cover the cost of this process. As of March 25, 2002, CIL, IT and CIJL have all ceased operations. No formal steps to complete the windup of these subsidiaries have yet been undertaken.

   On August 15, 2001, the Agreement between Sentry and CTI expired. Due to our inability to generate revenues as planned in Hong Kong and Japan, the need to fund those offices longer than planned and eventually the need to expend additional money to wind down these operations, we had experienced difficulties in advancing sufficient monies to Sentry for them to meet their own business plan objectives. We commenced negotiating an extension to the Sentry closing to December 31, and advanced a further $40,850 to Sentry in early September, but the extension negotiations were never completed. In September, the capital markets were rocked by the events of 9/11 and it became even more difficult for us to continue to raise funds. Accordingly, we reduced significantly the amount of funding being provided to Sentry, commenced negotiating a new agreement with the founding shareholders of Sentry whereby we would acquire only their shares.

   As a result of the cessation of funding from us, Sentry ceased its operations in late September and dismissed all of its employees. Management is currently conducting a search for new employees with which to advance the revised operational plan (see "Business"). Ms. Gaudry and Mr. Farnell both acted as officers of both Sentry and CTI during the period it was assumed that both companies would be merged. However, due to the need to renegotiate the Sentry acquisition, Mr. Farnell resigned his positions as a director and officer of our company on October 3, 2001, so as not to be in a position of conflict between the two companies and on September 30, Ms. Gaudry resigned her position as Chief Financial Officer. During the period October 2001 through March, 2002, we advanced a further $23,200 to Sentry, to cover only absolutely essential expenditures, in order to keep Sentry alive during this period.

   In January 2002, we entered into an agreement to acquire 7,160,000 common shares (80%) of Sentry, directly from the founding shareholders of Sentry, in exchange for 150,000 shares of common stock of CTI. This agreement closed on April 15, 2002, Subject to the completion of certain milestones, the purchase agreement also provides for the issuance of 350,000 additional shares of CTI common stock over a period of one year. Including the 1,000,000 shares of Sentry that were received pursuant to the non-refundable, but convertible deposit on the May, 2001 agreement, CTI now owns 90.7% of the outstanding common stock of Sentry. It is our intent that Sentry's minority stockholders, currently holding the balance of 1,379,200 shares of Sentry, will receive an offer to exchange their Sentry shares for shares in our company on a basis yet to be determined.

   Dr. Neil Cox, the founder of Sentry, his spouse, and a company owned and controlled by Dr. Cox and his spouse, owned the 7,160,000 shares. They have agreed to enter into an escrow agreement on the date of exchange of shares, under which they will be subject to restrictions of the resale of their shares that will expire at the rate of 25% annually on each of the first four anniversaries following the date we complete a registration statement for the sale of their shares. These resale restrictions are also subordinate to any restrictions that are imposed by the Securities and Exchange Commission.

   In late March, 2002, after completion of the new Sentry agreement, Donald Farnell, resigned his positions at Sentry and was re-appointed a director, President & CEO of our company and Marlene Gaudry was re-appointed our Chief Financial Officer. Concurrently, Mark Godsy, who had become a significant shareholder of our company, was appointed a director and agreed to serve as Chairman of the Board. These management changes were augmented in early April by the nomination of Douglas A. Mazur as a director and President and CEO of Sentry and appointment of Mark Godsy as a director and Chairman of Sentry.

   We received $277,654 in the first quarter of 2002 in loans from shareholders, which allowed us to commence re-starting Sentry's operations in late March.

PRODUCTS AND SERVICES

   Upon the completion of the agreement with the founding shareholders of Sentry in January 2002, the Company adopted the Business plan of Sentry.

   Sentry is a private company incorporated in British Columbia, Canada.
Sentry is a start-up company with a limited history of operations, and has not been profitable to date. Sentry has focused its efforts on developing security and detection products for corporate and public telecommunications systems since 1998. Telecommunications security and detection products encompass the hardware and software tools, policies and procedures needed to ensure that only authorized persons may access telecommunications resources. Our goal is to become a significant supplier of security products to corporate customers and communications service providers through the continuing development and introduction of security and telecommunications network products that are compatible with other manufacturers product offerings used in telecommunications.

Present Products

   Our initial and primary product at present, the "Phonewall", is a telecommunications security product, or a product that restricts or blocks access to all or part of a telecommunications network. It has been designed to protect communications or telephone networks that carry information or data stored in an electronic form from the threat of unauthorized modem access and to protect communications or telephone networks which carry primarily voice traffic from the theft of unauthorized services. The Phonewall is a combination of hardware and software that is installed on telephone lines between the user of the product and a telephone service provider and that blocks access to computer networks from intruders and/or unauthorized persons attempting to enter through telephone lines and telephone networks.

   It monitors calls on the telephone lines and classifies their content as voice, fax or data using our own proprietary signal processing capabilities. The Phonewall can be configured to allow or disallow particular types of traffic, such as data calls via modems, over an entire organization, or configured to define limits for access to designated telephone numbers within an organization. The Phonewall has the capability to distinguish phone calls carrying modem signals from other types of phone calls, including voice, and the ability to terminate the call if it violates security policy. Extensive reporting capabilities, including reporting on the duration of calls, the type of traffic including data, fax and voice calls, the number dialed, and the originating number are included with the product.

Future Products

   In the future, we intend to research, develop, and market a family of network security monitoring and warning systems and associated peripheral control devices for both domestic and international markets. The encompassing design is planned to be capable of integration with converging broadband wireless and wireline infrastructures, wireless computing, domestic electronic equipment, and the Internet. We intend to focus on advancing our patented technologies with an emphasis on addressing open global wireline/wireless standards that enable electronic devices within personal and business networks to securely "talk" with one another. We intend to strive to develop the next generation of security gatekeepers, which will use our proprietary application algorithms and protocols to facilitate and enable diverse communication devices to access and transfer data without sacrificing security in the process.

Our View of the Market Opportunity for our Products

   From its inception, the communications industry has delivered an abundance of intelligent devices and platforms to both access information from and to connect people directly or indirectly via communications networks around the world. Historically, these devices were designed only to enable and facilitate communications and security, if considered at all, was not a primary concern. But now, recognizing the vulnerability of all forms of networks, both wireline and wireless, and the insatiable need for both rapid expansion and shared spaces allowed by technology advances, we believe that network driven security needs will dominate both the development environment and ultimately the telecommunications market in a way unimaginable just a few years ago.

   The convergence of computer networking, telecommunications protocols, both wireless and wireline, the Internet and the emergence of eCommerce are all important and critical considerations for business today. The rate at which both mobile and connected workers, suppliers, partners and customers are being connected to the network, the increase in sharing of data, the downloading of information to wireless devices and the overall transaction of business electronically have all contributed to what we see is a growing need for new network security products. Unfortunately, these same technology advances have dramatically increased the opportunity for unauthorized persons to open and invade critical data areas through unsecured access gates. At its worst, this security vulnerability may prevent the very adoption of new technologies. Products that insure that security does not become the "Achilles heel" in the move to converging networks must in the future accompany the on-going wave of communications enabling technologies.

   It is with that vision that we believe a new generation of intelligent information focused telecommunications security products will be increasingly required as network convergence accelerates. They must be rapidly designed and executed to keep pace with the rapid pace of advance of other technologies. They must be based on open standards. They must be capable of seamlessly integrating into, and becoming an enhanced gatekeeper appliance, for other applications in a seamlessly integrated and converging wireline/wireless environment. If we can succeed in these objectives, we believe that there exists a very attractive market opportunity.

BACKGROUND

   There are essentially two methods for telecommuters to access various computer networks. Telecommuters can either access a computer network via the Internet through dedicated or shared lines which essentially create virtual private networks, or secondly by conventional modems. A dedicated line is a telephone or telecommunications line that has been specifically assigned to a full time function whereas a shared line is one where a number a different functions are performed over one line. A virtual private network is a computer network created within a public network, such as the Internet, and created for private use. Encryption and other security measures are used to achieve privacy within the public network. A wide variety of solutions have emerged that are designed to offset the vulnerable access points and create privacy within public networks such as the Internet. Dedicated lines are the most secure form but are viewed as the least desirable alternative because of their high cost. Shared lines and virtual private networks are significantly less secure but are cheaper to use.

   Firewalls are the most common enforcement and protection measure used in virtual private networks. This device enforces security restrictions and restricts unauthorized access through the Internet. A firewall is installed between the company's computer network and the Internet and is configured to allow only certain types of traffic based on the rules set up by the system administrator. The rules consist of, but are not limited to, password and user name access, time of day access, content of packets, etc. Firewall usage has grown commensurately with the growth of the use of Internet based networks. Firewalls usually include the software necessary for system administrators to set up virtual private networks and to configure basic network policies, including intrusion reporting, enforcement and alerts to potential and real problems. There are currently in excess of 50 companies worldwide offering various forms of the product. Firewalls have been widely adopted and considerable resources are continuing to be devoted to their ongoing improvement.

   The second method of access to a network is by dial-up or a modem dedicated to a specific task. Our initial product has been designed to protect against these threats. Most of the personal computers in use today contain modems. Modems typically function through conventional telephone lines, allowing access from a remote computer to a computer network. Control of the use of modems is difficult, because of their mass distribution and a general inability to detect when they are being used. Organizations have tried to deal with unauthorized access by banning modems or, in most cases, adopting strict modem use policies. For the vast majority of companies it is virtually impossible to ban use on a company wide basis. Enforcement, until recently, has generally consisted of programming the company's central telephone switch ("PBX") to solely permit outgoing calls or connections and to prohibit incoming connections. Under this set of policies, the network device that provides the modem access must be actively administered and user logs must be audited regularly for irregularities or unauthorized use. Two part login procedures can also be used, but are problematic because the network must ring back to establish a connection subsequent to verifying authorized use.

   A common intruder or hacking technique in conventional telephony using PBX's or conventional modems is "war dialing." War dialers call a range of phone numbers and attack those that answer with "handshake tones" (potential entry points to a network). War dialing may be accomplished manually, by computer system routines or by specialized equipment. Some systems can detect modem, fax or voice tones and log on to each one separately. Once the hacker detects a modem, the intruder can dial those systems to find an unprotected access point and then work to discover the password to gain access to the computer network. War dialers can also be used by security professionals to identify possible entry points to a network.

   Telephone companies and most PBX systems have limited forms of protection against unauthorized modem access in addition to monitoring and reporting capabilities. Most resellers and distributors of security product professionals believe that significant numbers of their clients are still at some level of risk with their existing equipment. A growing risk is also the potential to access network data through voice mail systems through the use of unauthorized modems. Voice mail systems have come under increasing attack and generally lacks the security measures that more conventional computer networks possess.

   Our initial suite of products will focus on the market segment for conventional telephone, PBX and modem access equipment. This market remains significant, even with the introduction of Internet based equipment but will allow us to establish our credentials as a developer of quality advanced security technologies. According to the U.S. Census Bureau, there are currently

570,000 PBX systems in the U.S. alone, which are connected to approximately 2.3 million T1 lines. Companies having greater than 500 employees are a prime sales opportunity, because of their intensive adoption and implementation of T1 lines and sophisticated computer networks. Although there can be no assurances, we believe that the Canadian and European markets are similar to the US, and that the balance of the world will likely represent lesser penetration rates, but will, on an absolute basis, warrant marketing programs.


PRODUCT RESEARCH AND DEVELOPMENT

   We are planning the first commercial release of product [subject to timely funding] during the fourth calendar quarter of 2002. The product will consist of internally developed proprietary software, patented methods and third party hardware components sourced from a number of vendors. The hardware components generally consist of a personal computer with one or several T1/E1 communications interface cards. A T1 is a standard digital telephone circuit used by telephone companies to carry telephone calls. A T1 line can carry up to 24 telephone calls or telephone extensions simultaneously. The T1 is a standard followed in North America whereas the E1 standard, which provides the same functionality, is the standard used in the rest of the world. The initial product will incorporate our proprietary applications software that has been designed to provide security benefits over installations as simple as one telephone line or for more sophisticated installations with multiple T1's or E1's. We intend to acquire our hardware through standard purchase orders from vendors with whom we have established business relationships. Under these relationships, we are subject to uncertainty of supply and variability in delivery times, which may not coincide with our needs but wherever possible, we intend to identify a second, back up supply source. We have verbally expressed the desire to our suppliers to evolve to a more formal supply contract with our vendors as we ramp up to produce sales. However, at present there are no formal supply agreements and there is no certainty we will be able to negotiate an agreement that is acceptable.

   We currently estimate that fully tested and commercial products will be available for launch by the fourth quarter of 2002. In order to have the product available and to successfully commercially launch the product, we must complete the following activities over the next 12 months:

1. Successfully complete planned key personnel hires. Any delay in hiring or attracting these personnel would negatively impact our launch dates, sales volumes, and our ability to complete multiple product development programs.

2. Complete testing and obtain regulatory approvals for our products. We intend to complete international certifications on a country by country basis. Any delay in receiving regulatory approval would result in a corresponding delay in generating revenues.

3. Completion and testing of Version 4.4 software release. This development is currently underway and we plan to complete and validate these features by early calendar fourth quarter of 2002. Delays in completing this new software release would commensurately delay the release date of the completed product.

4. Develop quality control guidelines, training and support programs and customer support capabilities. Failure to complete these objectives would severely impact on our ability to support our products in the field and would be detrimental to our reputation as a supplier of security products.

   Our senior management team has experience in exploiting market opportunities in high growth technology sectors, including telecommunications, both wireline and wireless. Sentry re-commenced operations in late March, 2002, and currently has nominated a President & appointed CEO, a Chief Technical Officer, a director of Product Research and MIS and three engineers, all involved in product research and development. During the next 12 months, Sentry plans to hire a Vice-President Engineering, a Director of Engineering, 2 Engineering Team Leaders and 3 Engineers. Offers have already been issued for some of these positions.

SALES AND MARKETING

   Initially, our marketing campaign has consisted principally of generating general awareness through network security specialists and telephone system administrators. We believe that the initial success of our products will be highly dependent on the ongoing success of this campaign. The initial demand for our products can be created by raising awareness of the modem threat and other certain weaknesses in telephone system security. Our marketing personnel intend to attend a number of the major telecommunications and Internet security tradeshows and actively participate in telecommunications and computer industry conferences, all of which have attracted a significant number of security professionals, expressions of interest and leads in the past. Upon completion of the beta/testing product development phase, our initial market penetration program is planned to consist of direct sales to large enterprises that would be prospective long-term users of the product, having wide and varied operations with offices in a number of locations. Large corporations are often significantly more security conscious and employ a much wider use of differing networking products. They typically rely more heavily on the use of both old and new technologies, and typically use modem equipment for remote locations that tie directly into centralized systems or point of sale systems.

   Wide scale product introduction and ongoing marketing activities on a broader scale will be arranged through distributors under both exclusive and non-exclusive relationships, dependent on territory. Our overseas sales are planned to be primarily conducted through distributors, which will allow us to minimize sales, travel and integration costs, and will assist us with regulatory issues and cultural barriers.

   We have only established one formal distribution agreement to date, covering Korea and Malaysia, and do not plan to enter into others until we have completed several beta tests. We have held preliminary discussions with a number of potential distributors in North America, and several prospects for Europe, South America and Asia. At present, there is one potential distributor candidate for North America, but we cannot offer any assurances that we will be successful in formalizing these or other arrangements for distributors or that if formalized, that a sufficient level of sales will be generated from these relationships. All of our contacts for potential distributors to date have been generated through our active participation in security tradeshows and conferences. We believe that we can expand our list of potential distributors as we complete our products and create live demonstrations at future shows and conferences. New prospects can be identified through our growing understanding of the universe of distributors of security products, recommendations of our end users and alliance partners, and unsolicited expressions of interest. There are also many network and telecom security consulting firms, including the major auditing firms that recommend or evaluate security solutions for mid and large sized companies. We believe that these types of firms can be a valuable tool in identifying security vulnerabilities and recommending solutions such as our Phonewall.

   We presently have only one employee in Sales & Marketing, a Director of Sales & Marketing. During 2002, we intend to hire a Vice-President Sales & Marketing, a Direct Sales Manager and one direct Salesperson and an Indirect Sales manager and two Indirect Salespersons. The Indirect sales personnel are responsible for establishing, training and supporting distributors, while the Direct sales personnel are responsible for direct sales to end users. We expect our early sales activities will focus on generating direct sales relationships in order to establish reference customers and to obtain valuable early input from actual customers as to planned product features. Once we have achieved an early "foothold" in the market, we expect the primary focus will be on developing and supporting indirect sales channels.

   In order for our marketing efforts to be successful, we must demonstrate a solid value proposition to our customers. This value proposition will likely have to be predicated on actual security breaches and a demonstration of the costs of such a breach, since network administrators usually gain funding for security solutions subsequent to an actual internal breach, a highly publicized and visible breach, or through an identification of potential threats by internal audit. To achieve success and take a proactive approach to building our sales, we believe that we must achieve the following:

1. A clear demonstration in the sales process that Phonewall can offer advanced security capabilities and detection over existing security measures built into leading telecom equipment, switches, routers and other equipment currently in use.

2. The development of strong onsite demonstration and audit programs as a core ongoing sales and marketing activity to take advantage of reactionary product acquisitions. This approach would enable network exposure to be immediately verified to customers while concurrently confirming the direct benefits of the products to the decision makers.

3. The initial and ongoing need to conduct deeper industry research into corporate segments that rely on telephone based service networks.

4. Completion of our initial and ongoing marketing and collateral materials that clearly frame the technical arguments for the products to channel partners and end users.

5. Development of a set of product selection criteria that helps our potential clients identify preferred equipment manufacturers who may want to integrate our products and enhancements directly into their end products.

   Successful development of solutions to all of the above noted factors may not necessarily ensure our success. There are numerous competitors and potential competitors that provide solutions generally similar to ours. Many of these entities are significantly larger than our company and have significantly more resources and broader product offerings. There can be no assurance that we will be successful in establishing sales levels that will ensure profitable operations or that our products will not become obsolete. We believe that our market window for Phonewall is limited to the next 4 to 5 years, given the rapid rate of technological change currently taking place in the telecommunications industry. Although the network security market is growing quickly, the pace of adoption of virtual private networks, Internet based communications systems and digital telephone systems, among other things, may severely impact on our ability to penetrate the market successfully and may severely limit our market window. While we plan to utilize a significant percentage of our resources to develop or acquire new products that can potentially enhance our current offerings, we cannot assure investors that our efforts will be successful.

COMPETITION

   We view competition for our products from a broad perspective, being that whatever alternative an enterprise has to installing our technology to enhance security for their telecommunications network is our competition. The first element of competition then, is the choice to do nothing. Enterprises have to prioritize all capital expenditures and operating expenses and security, being an expenditure that usually tends not to provide an immediate, recognizable return on investment, is often sacrificed in favor of other expenditures that provide more visible benefits. In this context then, well before there is a decision to acquire our product, there is a basic competition between expenditures on security and other, non-security related, expenditures. We expect that, as enterprises continue to rely more and more on computer and telecommunications networks to conduct their business and to connect with their employees, customers and suppliers in the future, a larger percentage of their budgets will be allocated to security products and services.

   The second level of competition is the alternative to spend the funds allocated to security solutions to protect against security risks or vulnerabilities in areas unrelated to our products. There is typically a greater demand for security expenditures, and opportunities for security improvements, within most enterprises than there are funds available. Choices must be made as to which security concerns are the most important and some desired expenditures must be deferred in favor of others. To compete in this aspect of competition, we must develop valid arguments as to why the installation of our product should be a higher priority than other security expenditure choices.

   The third level of competition is the alternative of using other technologies which, although not directly competing with our products, represent a reasonable alternative method of controlling the risk. They may be cheaper than our products, and/or easier to install, and/or easier to maintain, etc, and, although not as effective as our product, represent an acceptable alternative. One example of this is commercial war dialing programs, which are available from numerous other companies, Although they provide only a snapshot of the security of the network at a specific point in time (when the program is run), as opposed to Phonewall, which guards the network 24 hours per day, 7 days per week, many enterprises are acquiring war dialers because of those factors mentioned above. There are numerous suppliers of war dialing products in the market. (See "Background")

   The last level of competition is direct competitors. We are only aware of one direct competitor in the market with completed products at this time. Securelogix Corporation, a private company based in Texas launched their directly competing products during 2001. They are much better financed than we are, having raised almost $30 million to date. They have many more employees than us. They have a material advantage in having been the first to market with a product similar to ours. Their products have more features than ours while being competitively priced. We expect that other direct competitors will arise in the future. There can be no assurances that we will succeed in designing and developing features or processes that will make our products more attractive to the customer than our competitors.

EMPLOYEES

   We currently have eleven employees in total, three with CTI and eight with Sentry. During 2002, we intend to add a Vice-President Sales & Marketing, a Vice-President Engineering, a Director of Engineering, a Director of Product Management, a Direct and an Indirect Sales Manager, one Direct and two Indirect Salespersons, two Engineering team leaders and three engineers. There can be no assurances that we will be successful in attracting and retaining these required additional employees. Any delay in hiring these people could have a significant impact on our ability to complete the development of our products, or to succeed in selling, installing and supporting our products.

   We are not aware of any claims for conversion or theft of trade secrets, know how, or other proprietary information against any of our employees or consultants by past employers. We have not however, taken precautions against such an event occurring and can provide no assurances that such an event could not occur.

   All of our current employees and consultants have executed non-disclosure agreements, and we maintain an ongoing policy that all new employees and consultants are required to complete our non-disclosure agreement prior to commencing work on our behalf.

   All of our technical employees, Dr. Neil Cox, Mr. Doug Mazur and Mr. Don Farnell are considered key to our operations and ultimate success. The competition is intense for qualified executive and technical personnel and there can be no assurance that we will be successful in hiring the right individuals, or that our existing staff will not leave for other more favourable positions. We believe we are competitive in our offerings to new employees but our inability to attract new personnel would materially affect our business.

INTELLECTUAL PROPERTY

   The company holds two patents and a "continuation in part," which is an addendum or additional application subsequently added to an original patent filing, over one of the patents. Patent 5,353,346 was issued by the Commissioner of Patents and Trademarks of the United States on October 4, 1994. The Canadian version, patent 2,094,412 was issued on May 19, 1998. The patent is entitled "Multifrequency Signal Detector and Classifier" and protects a method of detecting certain communications signals that is used in our Phonewall and that will likely also be used in future products. We also hold U.S. patent No. 5,949,864, issued by the Commissioner of Patents and Trademarks of the United States on September 7, 1999 and a Canadian counterpart 2,221,365, which is currently pending. This patent is entitled "Fraud Prevention Apparatus and Method for Performing Policing Functions for Telephone Services" and is intended to protect the type of processes and equipment used in the products and the methods these products follow to detect and protect against unauthorized communications traffic. A pending continuation in part, entitled "Apparatus and Method for management of Policies on the Usage of Telecommunications Services", was filed with the U.S. Patent Office on April 1, 1999. This is a "continuation in part" of the aforementioned U.S. patent No. 5,949,864 that was issued September 7, 1999. This continuation in part reinforces the coverage of processes and equipment used in the products and the methods these products follow to detect and protect against unauthorized communications traffic. A Canadian equivalent to the U.S. continuation in part was filed with the Canadian Patent Office on July 5, 1999 as application 2,276,983. We have no assurances that the pending patent applications will result in any additional patents, or continuations in part of existing patents, ultimately being granted.

   Sentry also holds a trademark over the word "Answergate", which is not currently used in our business, are planning to apply for a trademark for "Phonewall". Currently, we consider Phonewall to be an unregistered trademark and Sentry has used it commercially since 1998.

REGULATORY

   The products that we develop "attach" and "interface" with the public telephone system and are therefore required to comply with certain regulations promulgated by the FCC under Part 15 of FCC's regulations, which relate to radio frequency devices and to terminal equipment that is connected to the public telephone network ("PTN"). Canadian government regulations of our Products are identical to those required by the FCC in the United States.

   Pursuant to Part 15 of the FCC's regulations, we are required to determine whether the Products are "unintentional radiators," (as that term is defined in the FCC regulations) that constitute Class A digital devices that may be operated without individual licenses. Under Parts 2 and 15 of the FCC's regulations, we are required to follow a verification procedure consisting of a self-certification by the company that the radio frequency of the Products are formally tested by a qualified, independent testing facility to confirm that they comply with such regulatory requirements. Under Part 2 of the FCC's regulations, we have the option of ensuring compliance with the applicable technical specifications at the location of a business end-user, after installation.

   Similarly, pursuant to Part 68 of the FCC's regulations, we will be required to follow a verification procedure consisting of self-certification by us for our products and system components that are connected to Public Telephone Networks.

   The tests generally involve the use of several working product samples and take 1-3 months to complete. We have completed the currently required tests on our products. Once our products have been certified as meeting the requirements, there is no requirement for ongoing testing, provided there are no material product modifications. We plan to complete the tests prior to commercial introduction of any new products. The costs to complete the tests on our commercial products are not considered material.

   We are not subject to any other material regulations specific to our business, including any ongoing regulation of our industry in the U.S., Canada or any other country where we intend to conduct business. Nor does the product include any elements of technologies sourced from the United States that would be restricted from export to foreign nations.

ITEM 2.  PROPERTIES

Principal Business Offices

   Our business, executive and operational offices for both CTI and Sentry are located at 8525 Commerce Court, Burnaby, British Columbia, Canada V5A 4N3. We lease our premises for $8,277 per month. We are currently operating under an offer to lease which expires in July, 2002. We anticipate that our existing premises will be adequate for our needs for at least the next three months. We intend to either formalize a longer term lease on our existing premises or negotiate a lease for replacement premises by July 31, 2002. We carry insurance, which we consider adequate both for physical damage to our assets and for certain liability claims. We intend to purchase product liability insurance when we commercially launch our products. There can be no assurance that we will be able to obtain product liability insurance or that it will be affordable.

ITEM 3.  LEGAL PROCEEDINGS.

   CTI, along with Cobratech, have been sued in the Supreme Court of British Columbia, Canada by Rajesh Taneja, an ex-contractor of Cobratech. The action is dated December 20, 2001. Mr. Taneja is suing the company for unspecified damages for wrongful dismissal. The Company disputes the Claim and has filed a Statement of Defence denying the allegations of wrongful dismissal. The company is vigorously defending the claim. No trial date has been set, and no Examinations for Discovery have been conducted.

   Cobratech, along with various alleged guarantors, have been sued in the Supreme Court of British Columbia, by Unity Wireless Corp. for repayment of certain funds advanced to Cobratech. In November 2000, Unity advanced $200,000 to Cobratech, evidenced by a promissory note and secured by a general security agreement covering the assets of Cobratech. The loan bears interest at 1% per month. The action is dated October 24, 2001. The principal balance owing at December 31, 2001 under the loan agreement was approximately $78,000. The action has been stayed until May 2002 on the condition that Cobratech pays 10 percent of all funds received from financing in excess of $100,000 until May 2002, until the outstanding amount has been paid. Two of our directors were also directors of Unity. See, "Certain Relationships and Related Transactions" below for further details.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

We submitted no matters to a vote of security holders during the quarter ended December 31, 2001.

                                      PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

   On December 29, 2000 our common shares began trading on the U.S. Over-the Counter Bulletin Board ("OTCBB") under the symbol UNQB. In March 2000 our trading symbol changed to CDHI as a result of our corporate name change to CTI Diversified Holdings, Inc.

   The following table sets forth the high and low bid prices for CDHI common stock as reported by the NASD OTC Bulletin Board since December 29, 2000.

       ------------------------------------------------------------------
                                                      OTCBB
       ------------------------------------------------------------------
                                    High(1)   Low(1)   Close(1)   Volume
       ------------------------------------------------------------------
       2000
       ------------------------------------------------------------------
       Fourth Quarter                $2.00    $0.006    $2.00     485,000
       ------------------------------------------------------------------
       2001
       ------------------------------------------------------------------
       First Quarter                 $2.81    $1.25     $1.62     831,200
       ------------------------------------------------------------------
       Second Quarter                $1.68    $0.93     $1.01     886,500
       ------------------------------------------------------------------
       Third Quarter                 $1.01    $0.18     $0.36   3,715,700
       ------------------------------------------------------------------
       Fourth Quarter                $0.37    $0.13     $0.23   1,662,500
       ------------------------------------------------------------------

       Source: Dreyfus Brokerage Services

   As of March 25, 2002, the last reported sales price for shares of CDHI common stock was $0.38.

(1) These quotations reflect inter-dealer prices, without retail markup, markdown or commissions, and may not reflect actual transactions.

   Our common stock is classified as a penny stock and as such, broker dealers dealing in our common stock will be subject to the disclosure rules for transactions involving penny stocks, which require the broker dealer to determine if purchasing our common stock is suitable for a particular investor. The broker dealer must also obtain the written consent of purchasers to purchase our common stock. The broker dealer must also disclose the best bid and offer prices available for our stock and the price at which the broker dealer last purchased or sold our common stock. These additional burdens imposed on broker dealers may discourage them from effecting transactions in our common stock, which could make it difficult for an investor to sell their shares.

   At March 25, 2002, there were 17,808,744 common shares outstanding. At March 25, 2002, there were 53 holders of record of our common stock and 3 holders of 1,604,150 of our outstanding warrants.

   We have not distributed any dividends on our common stock and although not an established policy, we do not intend to do so in the foreseeable future. Our Board of Directors will determine any future dividend policy in light of conditions then existing, taking into consideration our earnings, financial condition and capital requirements. There can be no assurance that we will pay dividends in the future, or if we do so, the amount or frequency thereof.

RECENT SALES OF UNREGISTERED SECURITIES

   On March 1999, the Company approved a two for one forward split on all the shares of the Company's common stock. In March 2000, the Company approved an additional two for one forward split on all shares of the Company's common stock. After the two stock splits, the issued and outstanding common stock of the Company was 22,000,000.

   Immediately after the forward split, 15,000,000 common shares held by Dennis Greenfield, the President and Director at the time, were submitted by him for cancellation, which was accepted by the Company leaving 7,000,000 common shares outstanding.

   In August 2000, 20,000 common shares were granted to Lorelie Capul, Secretary and Director of the Company as recognition for her service to the Company. The Company is claiming exemptions from registration under Section 5 of the Act based on Regulation S and D.

   In December 2000, the Board of Directors of the Company approved a stock dividend of 5.25 shares for every one share. After the dividend, the total issued and outstanding common stock of the Company was 36,855,000.

   In January 2001, we issued 2,500 shares of common stock to Daniel Chapman and 2,500 shares of common stock to Sean P. Flanagan in return for legal services rendered and valued at $10,000. The exemption from registration claimed, was pursuant to Section 4(2) of the Securities Act of 1933.

   In February 2001 we issued 5,999,591 shares of common stock to the shareholders of Cobratech in exchange for 11,413,700 (100%) shares of common stock of Cobratech. The Company is claiming exemptions from registration under
Section 5 of the Act based on Regulation S and D.

   In February 2001, 26,355,000 common shares held by Rene Palsenbarg were submitted by him for cancellation, which was accepted by the Company, leaving 10,505,000 common shares outstanding.

   The Company has committed to issue 100,000 shares of common stock of the Company in exchange for financial consulting and corporate public relations services for the 12 months ended April 25, 2002. The Company is claiming exemptions from registration under Section 5 of the Act based on Regulation S and D, but register them under Form S-8.

   In June 2001, 1,304,153 common shares were issued on conversion of $2,006,923 of promissory notes. After the conversion, and at year end, there were 17,808,744 common shares outstanding. The details of the notes conversion was as follows:

                                                                                        Balance     Shares issued on
                                                                                       Converted       Conversion
--------------------------------------------------------------------------------------------------------------------
Manado Development Ltd., convertible promissory notes, interest at 8% per annum, convertible into common stock of the Company at a price of $2.00 per share. Upon exercise of the option, the Company issued an equal number of warrants which entitle
the lender to purchase one share of common stock of the Company at $2.20 per share.    $   1,405,540   $     702,770

Manado Development Ltd., convertible promissory notes, interest at the Bank of
Montreal prime lending rate plus 5% per annum, convertible into common stock of the
Company at a price of $1.00 per share. Upon exercise of the option, the Company issued an equal number of warrants which entitle the lender to purchase one share of
common stock of the Company at $1.50 per share.                                              601,383         601,383
--------------------------------------------------------------------------------------------------------------------
                                                                                       $   2,006,923   $   1,304,153
--------------------------------------------------------------------------------------------------------------------

   In April 2002, we issued 150,000 shares of common stock in exchange for 7,160,000 common shares of Sentry from the founding shareholders. The Company is claiming exemptions from registration under Section 5 of the Act based on Regulation S and D.

   Subject to the completion of certain milestones, the purchase agreement also provides for the issuance of 350,000 additional shares of CTI common stock. Dr. Neil Cox, the founder of Sentry, his spouse, and a company owned and controlled by Dr. Cox and his spouse, owned the 7,160,000 shares. They have also agreed to enter into an escrow agreement on the date of conversion, under which they will be subject to restrictions of the resale of their shares that will expire at the rate of 25% annually on each of the first four anniversaries following the date we complete a registration statement for the sale of their shares. These resale restrictions are also subordinate to any restrictions imposed by the Securities and Exchange Commission.

   In March 2002, we granted 150,000 share warrants each to two Directors. The Company is claiming exemptions from registration under Section 5 of the Act based on Regulations S and D.


DESCRIPTION OF SECURITIES

Common Stock

   We are authorized to issue up to 50,000,000 shares of Common Stock, $0.0001 par value. The holders of our Common Stock are entitled to one vote per share held and have the sole right and power to vote on all matters on which a vote of stockholders is taken. Voting rights are non-cumulative. The holders of Common Stock are entitled to receive dividends when, as, and if declared by the Board of Directors, out of funds legally available therefore and to share pro rata in any distribution to stockholders. Upon liquidation, dissolution, or the winding up of our company, the holders of the Common Stock are entitled to receive the net assets of the Company in proportion to the respective number of shares held by them after payment of liabilities which may be outstanding. The holders of Common Stock do not have any preemptive right to subscribe for or purchase any shares of any class of stock of the Company. The outstanding shares of Common Stock will not be subject to further call or redemption and are fully paid and non-assessable.

(a)   Stock Purchase Warrants

We have authorized and issued a total of 1,604,150 Common Stock Purchase Warrants. The following table sets forth the terms and exercise price of all issued and outstanding warrants.

   Date issued      Number of Warrants    Exercise price     Expiry date
   -----------      ------------------    --------------     -----------
   June 2001              702,770             $2.20           June 2003
   June 2001              601,380             $1.50           June 2003
   Feb 2002               300,000             $0.25           December 2006
                        ---------
                        1,604,150
                        =========

SELECTED FINANCIAL DATA.

Summary Financial Information

(a)   Summary Financial Information

   The following table sets forth selected financial data of the Company for the periods indicated. The selected financial data for the years ended December 31, 1998, 1999, 2000 and 2001 have been derived from the Company's audited financial statements, which appear elsewhere in this Annual Report. The following unaudited summary financial information, in the opinion of management, has been prepared on the same basis as the audited financial statements and contains all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial condition and results of operations for such periods. The table sets forth, in U.S. dollars, the selected financial data as prepared in accordance with U.S. generally accepted accounting principles ("U.S. GAAP").

   The results for the periods presented are not necessarily indicative of the results that may be expected for any future period. The financial data should be read in conjunction with "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Financial Statements of the Company and Notes thereto included elsewhere in this Annual Report.

--------------------------------------------------------------------------------------------------------------------
                                                                          Year ended December 31,
--------------------------------------------------------------------------------------------------------------------
Statement of Losses                                          2001           2000           1999           1998
--------------------------------------------------------------------------------------------------------------------
   Revenue                                              $      -        $      -       $      -       $     -
--------------------------------------------------------------------------------------------------------------------
   Operating expenses                                       650,819           9,574          2,994           -
--------------------------------------------------------------------------------------------------------------------
   Loss from operations                                    (650,819)         (9,574)        (2,994)          -
--------------------------------------------------------------------------------------------------------------------
   Net loss for the year                                 (4,823,584)         (9,474)        (2,994)          -
--------------------------------------------------------------------------------------------------------------------
   Weighted average shares outstanding                   18,961,214      10,161,250     10,083,333      5,500,000
--------------------------------------------------------------------------------------------------------------------
   Loss from operations per share                       $     (0.34)    $      -       $      -       $      -
--------------------------------------------------------------------------------------------------------------------
   Net loss per share                                   $     (0.25)    $      -       $      -       $      -
--------------------------------------------------------------------------------------------------------------------



--------------------------------------------------------------------------------------------------------------------
                                                                             As at December 31,
--------------------------------------------------------------------------------------------------------------------
Balance Sheet                                                2001           2000           1999           1998
--------------------------------------------------------------------------------------------------------------------
   Total assets                                         $    37,046     $      125     $    8,097     $   11,091
--------------------------------------------------------------------------------------------------------------------
   Current liabilities                                      520,168          1,500           -              -
--------------------------------------------------------------------------------------------------------------------
   Long term liabilities                                    638,018           -              -              -
--------------------------------------------------------------------------------------------------------------------
   Total stockholders equity (deficiency)                (1,121,140)        (1,375)         8,097         11,091
--------------------------------------------------------------------------------------------------------------------

(b)   U.S. Dollar Exchange Rates

      The company reports results in US dollars.

(c)   Dividends

      The Company has not paid any cash dividends since its inception. The Company does not intend to pay cash dividends in the foreseeable future, but intends to retain earnings, if any, for use in its business operations.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

Historical Operations Summary of the Cobratech Subsidiary

   Since the Company's inception, and prior to the closing of the Agreement with Cobratech on February 16, 2001, there had not been any significant Company operations other than management of the investment in NYBC, corporate maintenance activities, capital raising efforts, the preparation and filing of the Company's Registration Statement on Form 10-SB and the negotiation of the acquisition of Cobratech Industries Inc. On August 11, 1998 we acquired nineteen percent (19%) of New York Bagel Company, Inc. ("NYBC") and an option to purchase the remaining eighty one percent (81%) of NYBC in exchange for 5,000,000 shares of common stock in our company. The 19% interest in NYBC and the 81% option were acquired from Mr. Dennis Greenfield, who was, at the time of the acquisition, the President and sole shareholder of NYBC and President and majority shareholder of our company. On November 30, 2000, we sold our interests in NYBC back to Mr. Greenfield. We sold the 19% interest for its book value of $5,966 and the 81% option was sold for $100.

   In February 2001, the Company completed its acquisition of Cobratech and proceeded to adopt the business plan of Cobratech. The acquisition was effected by way of a share exchange between the shareholders of Cobratech and CTI. Under the terms of the Agreement, 5,999,591 shares of CTI common stock (36%) was exchanged for 11,413,700 (100%) of the common shares of Cobratech.

   The acquisition of Cobratech was accounted for using the purchase method of accounting and accordingly the Company's results of operation and statement of cash flows include the results of operations and cash flows of Cobratech from February 1, 2001 (date of acquisition) to December 31, 2001. CTI had no operations and had minimal assets and no revenue during 1999 and 2000. Financial statements, which serve to restate the results of operations for the years ended December 31, 2000 and 1999 as if the two companies had combined operations during 1999, therefore, will not differ in any material way from the financial statements of Cobratech.

   We have previously set forth selected data for CTI reflecting this purchase method of accounting. We include below certain data which is not included therein, but which may be helpful with respect to operations prior to the purchase of the Cobratech subsidiary. This discussion and data was selected from audited statements filed as part of the Company's 8-K filed 3/27/01 and 10-KSB filed 5/10/01, and internally prepared management statements for the year ended December 31, 2000 for Cobratech. Final statements have not been prepared and may differ significantly herefrom.

   The following table sets forth selected financial data of Cobratech for the periods indicated. The selected financial data for the year ended December 31, 1999 and the period ended October 15, 2000 have been derived from the Company's audited financial statements. The following unaudited summary financial information, in the opinion of management, has been prepared on the same basis as the audited financial statements and contains all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial condition and results of operations for such periods.

-------------------------------------------------------------------------------------------------------------------------------
Statement of Losses                                      For the 1 month    For the year  For the period      For the year
                                                          ended January    ended December   ended October    ended December
                                                             31,2001          31, 2000         15, 2000          31,1999
-------------------------------------------------------------------------------------------------------------------------------
   Revenue                                              $      -        $      -       $      -       $      -
-------------------------------------------------------------------------------------------------------------------------------
   Operating expenses                                       220,475       2,004,331      1,287,170         96,835
-------------------------------------------------------------------------------------------------------------------------------
   Loss from operations                                    (212,336)     (1,999,073)    (1,279,255)       (97,211)
-------------------------------------------------------------------------------------------------------------------------------
   Net loss for the year                                   (212,336)     (1,999,073)    (1,279,255)       (97,211)
-------------------------------------------------------------------------------------------------------------------------------


-------------------------------------------------------------------------------------------------------------------------------
Balance Sheet                                            As at January   As at December  As at October   As at December
                                                           31, 2001          31, 2000       15, 2000        31, 1999
-------------------------------------------------------------------------------------------------------------------------------
   Total assets                                         $ 1,206,424     $   930,559    $   532,762    $   153,387
-------------------------------------------------------------------------------------------------------------------------------
   Total liabilities                                      1,817,103       1,309,651         94,911        112,411
-------------------------------------------------------------------------------------------------------------------------------
   Total stockholders equity (deficiency)                  (610,679)       (379,092)       437,841         40,976
-------------------------------------------------------------------------------------------------------------------------------


   Cobratech conducted its operations primarily through CIL, a 100% controlled subsidiary incorporated in Hong Kong, and CIJL a wholly owned subsidiary of CIL, incorporated in Japan to conduct Cobratech's operations in Japan. The business plan of Cobratech initially consisted of providing products manufactured by North American Internet and telecommunications security products companies, for introduction and distribution into markets located in Asia. Cobratech also planned to offer security consulting services to customers in Asia to identify potential security threats to their computer and telephone networks, and to then install and maintain the products to resolve these threats in its customers' place of business. On January 31, 2001, CIL acquired 100% of the issued and outstanding shares of IT Transit, a Hong Kong Company providing Internet based website hosting and computer consulting services to its customers.

   At January 31, 2001, immediately prior to the share exchange with CTI, Cobratech had assets totalling $1,206,424. The assets of Cobratech consisted of cash of approximately $246,000, prepaid expenses and office lease deposits for it's Tokyo and Hong Kong offices of approximately $360,000, fixed assets consisting of office furniture and computer equipment largely located in Asia of approximately $305,000, Goodwill arising on the acquisition of IT Transit of $218,000, and miscellaneous other assets of $77,000.

   Cobratech had total liabilities of $1,817,103 at January 31, 2001, which was comprised of amounts due to trade creditors of approximately $520,000, amounts due under a loan agreement with Unity of approximately $106,000, advances from shareholders of $41,103 and short term loans from Manado of $1,150,000.

   During the year ended December 31, 1999, Cobratech issued 4,425,000 common shares of stock for $687,412 cash, and issued an additional 6,988,700 shares of common stock in 2000 for $1,126,894 cash.

   Cobratech has not generated any revenue to date and has incurred net losses since it became active in 1998. The losses resulted from the establishment of offices in Tokyo, Hong Kong and Vancouver, development of advertising and promotional materials, training and development of staff in Asia, and general and administrative activities. The net losses for Cobratech for the year ended December 31, 2000 amounted to $1,999,073 and $ 97,214 for the year ended December 1999.

   In the third quarter of 2001, CTI decided to cease operations in Asia. We closed all of our offices, vacated our premises and terminated all employees in Asia. The Company is now determining the most effective way to wind up the foreign subsidiaries and is exploring voluntary bankruptcy or dissolution of these subsidiaries as a means under which to finalize this. In conjunction with the closure, the possibility of voluntary bankruptcy of these subsidiaries, and the lack of control which can be exercised by the Company, it has recorded its investments in its Asian subsidiaries on an equity basis. The Company does not anticipate that it will recover any of its investments in or advances to its Asian subsidiaries and accordingly has written down its investments to $nil at December 31, 2001. The net carrying value of Cobratech investments in the Asian subsidiaries written down during the year, which consisted of $2,547,443 of accumulated advances from Cobratech to the foreign subsidiaries, net of accumulated equity losses of $1,348,532, was $1,198,911. The Company has also recorded a provision for costs of winding up these operations of $200,000 in the financial statements for the year ended December 31, 2001.

   In May 2001, we entered into a Purchase and Sale Agreement (the "Sentry Purchase") with Sentry, to purchase a 34% equity interest. The Sentry Purchase expired on August 15, 2001. Prior to the expiration, we paid $250,000 as a non-refundable, convertible deposit to Sentry and, between May 15 and August 15, advanced by way of promissory notes approximately $224,000 to Sentry. The non-refundable deposit was agreed to be converted into units of Sentry at US$0.25 per unit, each unit to be comprised of one common share and one warrant to purchase an additional common share.

   Due to our inability to generate revenues as planned in Hong Kong and Japan, the need to fund those offices longer than planned and eventually the need to expend additional money to wind down these operations, we had experienced difficulties in advancing sufficient monies to Sentry for them to meet their own business plan objectives. On August 15, 2001, the Agreement between Sentry and CTI expired and we commenced negotiating an extension to the Sentry closing to December 31, 2001. We advanced a further $40,850 to Sentry in early September, but the extension negotiations were never completed. In September, the capital markets were rocked by the events of 9/11 and it became even more difficult for us to continue to raise monies.

   As a result of the cessation of funding from us, Sentry ceased its operations in late September and dismissed all of its employees. Management is currently conducting a search for new employees with which to advance the revised operational plan (see "Business"). During the period October 2001 through March, 2002, we advanced a further $23,300 to Sentry to cover only their essential expenditures for rent, telephones, etc. in order to keep Sentry alive during this period. In January, 2002, we reached an agreement with the founders of Sentry to acquire 7,160,000 common shares (80%) of Sentry, from the founding shareholders of Sentry, in exchange for 150,000 shares of common stock of CTI. This agreement closed on April 15, 2002, After the closing, CTI now owns 90.7% of the outstanding common stock of Sentry. It is our intent that Sentry's minority stockholders, currently holding the balance of 1,379,200 shares of Sentry, will receive an offer to exchange their Sentry shares for shares in our company on a basis yet to be determined.

   In the first quarter of 2002, we raised approximately $275,000 through loans from shareholders, which allowed us to commence re-starting Sentry's operations in late March. With the completion of the acquisition, we have restructured our operations, staff complement and Board of Directors. In late March, 2002, Mr. Farnell resigned his positions at Sentry and was re-appointed a director, President & CEO of our company and Marlene Gaudry was re-appointed our Chief Financial Officer. Concurrently, Mark Godsy, who had become a significant shareholder of our company, was appointed a director and agreed to serve as Chairman of the Board. These management changes were augmented in early April by the nomination of Douglas A. Mazur as a director and President and CEO of Sentry and appointment of Mark Godsy as a director and Chairman of Sentry.

   In the next twelve months, Sentry intends to focus on developing a family of network security monitoring and warning systems and control devices capable of integration with converging broadband wireless and wireline infrastructures. We estimate that we will require additional funding of $4.0 million dollars US in two phases of financing, the first, an estimated $2.3 million to prepare for production, launch, deploy and support the first suite of Sentry products, to expand the management team and staff and deploy in additional locations. In parallel, the management team intends to research acquiring synergistic product lines. Within 10 months we believe we will require an additional $1.7 million to expand the product portfolio, further enhance and integrate additional intelligent devices within the multi-phased project design, complete commercialization, and support a full-scale International roll out. Estimated may differ significantly after our needs are more fully developed. Our operations have been funded to date by debt and equity financing. We are relying on these sources of funding in order to provide our company with sufficient capital to continue our development and operational plans. There can be no assurance that the past trend will continue, which would significantly affect the financial condition of the Company, and its ability to roll out its business plan. We currently have funds on had for two months of operations and need approximately $350,000 more committed during that period to begin out initial launch and to secure needed employees. By the beginning of the third quarter of this year, we believe we will need to have committed the balance of the $2.3 million estimated for the first phase. Although we have identified persons who may be interested in this type and degree of financing, we have no commitments therefore.

   Our initial suite of products will focus on the market segment for conventional telephone, PBX and modem access equipment. We believe this market remains significant, even with the introduction of Internet based equipment, and that the successful development of the Phonewall will establish our credentials as a developer of quality advanced security technologies. In the future, we may be required to expand our facilities and hire additional personal to the complete the development and marketing of our products. Expansion of our facilities and workforce will require additional capital resources. We cannot be certain that adequate financial resources will be available to complete our development or expand our facilities or workforce on a timely basis, if at all.

   We believe that the initial success of our products will be highly dependent on the ongoing success of our marketing campaign and development of effective distribution channel partners. We cannot offer any assurances that we will be successful in formalizing these or other arrangements for distribution or that if formalized, that a sufficient level of sales will be generated from these relationships.

   There are numerous competitors and potential competitors that provide solutions generally similar to ours. Many of these entities are significantly larger than our company and have significantly more resources and broader product offerings. There can be no assurance that we will be successful in establishing sales levels that will ensure profitable operations or that our products will not become obsolete.

   We believe that our market window for Phonewall is limited to the next 4 to 5 years, given the rapid rate of technological change currently taking place in the telecommunications industry. Although the network security market is growing quickly, the pace of adoption of virtual private networks, Internet based communications systems and digital telephone systems, among other things, may severely impact on our ability to penetrate the market successfully and may severely limit our market window. While we plan to utilize a significant percentage of our resources to develop or acquire new products that can potentially enhance our current offerings, we cannot assure investors that our efforts will be successful.

RESULTS OF OPERATIONS

   This section does not include Cobratech results prior to the acquisition as previously discussed. The Company has not generated any revenue to date.
The Company's operating expenses for fiscal 2001 were $650,819 compared to $9,574 for fiscal 2000. The increase was primarily due to the acquisition of Cobratech during the year and inclusion of the operational costs of Cobratech from the date of acquisition of February 2001 to year end, as well as increased legal, audit, and regulatory costs, investor relations and reporting costs, and corporate finance activities associated with being a public company. The Company paid rent for office premises in Vancouver of $15,682 for the year. On August 1, 2001, the Company moved it's administrative offices and head office from its rented office space in Vancouver to the Sentry offices in Burnaby. The rent charges for the year, represent monthly rental fees for Cobratech for the period February 1, 2001 to August 1, 2001, the date of the move to Burnaby. The Company did not compensate Sentry for use of its office space during the year.

   Interest income for fiscal 2000 was $18,842. This amount is primarily a result of interest earned on advances made to Sentry Telecom.

   The Company recorded a loss on its long term investments during the year of $4,191,607. The Company's loss from investments for the year is comprised of the following:

     Loss from writedown in goodwill recorded on the                $ 2,307,577
     acquisition of Cobratech

     Writedown of Investment in CIL, IT, and CIJL, net of             1,116,581
     foreign exchange adjustments

     Estimated costs on windup of CIL, IT, and CIJL                     200,000

     Writedown of advances and deposit paid to Sentry                   567,449
     and acquisition related expenses
                                                                    -----------
                                                                    $ 4,191,607

   The total purchase price of Cobratech consisted of 5,999,591 shares of common stock valued at $1,686,897, being the estimated fair market value of the shares acquired and other acquisition related expenses of approximately $10,000. The excess of the purchase price over the net liabilities of Cobratech of $2,307,577 was recorded as goodwill. The goodwill was written down to its estimated fair market value of $ nil at December 31, 2001.

   During the year, the Company advanced $300,780 to Sentry by way of promissory notes, which bear interest at the Bank of Montreal prime lending rate plus 5% per annum. The promissory notes are unsecured and have no set terms of repayment. Sentry does not currently have any source of financing and has not generated any sales to date. Sentry is currently dependent upon CTI for all operating funds, and is expected to be reliant on CTI until such time as they are able to generate sufficient revenue levels to fund their operations. The Company believes based on the current financial position of Sentry, that it is probable that it will not collect the amounts due from Sentry according to the contractual terms of the notes and accordingly, have recorded a provision for impairment in value at year end of $300,780. The provision for impairment in value has been reflected in the operating results for the year ended December 31, 2001. The Company has also written down to $ nil, the convertible deposit of $250,000 paid to Sentry in respect of the May 15, 2001 purchase and sale agreement.

LIQUIDITY AND CAPITAL RESOURCES

   Since inception, we have been dependent on investment capital and debt financing from our shareholders as our primary source of liquidity. We have not generated any revenue to date. We had an accumulated deficit at December 31, 2001 of $4,836,052 primarily as a result of a loss for the year ended December 31, 2001 of $4,823,584. Our loss from operations for fiscal 2000 was $9,474 and $2,994 for 1999. The significant loss from operations in fiscal 2001 reflects the Company's decision to write down several of its long term investments to their estimated market values, as well as the closure of the foreign operations of their subsidiary, Cobratech.

   The financial statements have been prepared on the going concern basis under which a company is considered to be able to realize its assets and satisfy its liabilities in the ordinary course of business. Operations to date have been primarily financed by long-term debt and equity transactions. The Company's future operations are dependent upon the identification and successful completion of additional long-term or permanent equity financing, the continued support of creditors and shareholders, and, ultimately, the achievement of profitable operations. There can be no assurances that the Company will be successful. If it is not, the Company will be required to reduce operations or liquidate assets. The Company will continue to evaluate its projected expenditures relative to its available cash and to seek additional means of financing in order to satisfy its working capital and other cash requirements. Our auditor's report on the December 31, 2001 consolidated financial statements includes an explanatory paragraph that states that as the Company has suffered significant losses from operations, substantial doubt exists about its ability to continue as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability of assets and classification of assets and liabilities that might be necessary should the Company be unable to continue as a going concern.

   During 2001, our cash position increased nominally to $949 from $ nil.
The $898,718 used by operations was comprised of a net loss of $4,823,584, non-cash charges of $4,390,849, and changes in non-cash working capital items of $465,983. Our cash used in investing activities for fiscal 2001 was $2,001,235 representing advances made to foreign subsidiaries of Cobratech, and Sentry.
Our cash flows from financing activities was $2,828,574.

   Cash on hand is currently our only source of liquidity. We do not have any lending arrangements in place with banking or financial institutions and we do not anticipate that we will be able to secure these funding arrangements in the near future.

   We believe our existing cash balances are sufficient to carry our normal operations for the next 2 months. To the extent that we require additional funds to support our operations or the expansion of our business, we may sell additional equity or issue debt. Any sale of additional equity securities will result in dilution to our stockholders. There can be no assurance that additional financing, if required, will be available to our company or on acceptable terms.

QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

   The Company has determined its market risk exposures, arise primarily from exposures to fluctuations in interest rates and exchange rates. The Company transactions business in Canadian and US Dollars. The Company has ceased all foreign operations in Asia, and believes that the exchange rate risk surrounding the transactions of the future transactions of the Company will not materially or adversely affect the Company's future earnings. The Company does not use derivative financial instruments to manage risks or for speculative or trading purposes.

ITEM 7.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

   The financial statements filed as part of this Annual Report on Form 10-K are provided under Item 14 below.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

   On April 12, 2001 and following the acquisition of Cobratech, the Company's principal accountant was dismissed and was replaced by David J. Maxwell Ltd., a Chartered Accountant located closer to the corporate head office of Cobratech. There were no disagreements with the former accountant on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

   Following the transaction with Sentry Telecom Systems Inc., David J. Maxwell Ltd, the Company's principal accountant was dismissed on March 11, 2002, and was replaced by the chartered accountants utilized by Sentry Telecom Systems Inc. The decision to change accountants was approved by the board of directors of the Company.

   There were no disagreements with the former accountant on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to the former accountants satisfaction, would have caused it to make reference to the subject matter of the disagreement(s) in connection with its report.

   A new accountant has been engaged as the principal accountant to audit the issuer's financial statements. The new accountant is Moore Stephens Ellis Foster Accountant and was engaged as of March 11, 2002. Neither the Company nor anyone acting on its behalf consulted the new accountant regarding:

     (1) The application of accounting principles to a specific completed or contemplated transaction, or the type of audit opinion that might be rendered on the small business issuer's financial statements, as part of the process of deciding as to the accounting, auditing or financial reporting issue, or
     (2) Any matter that was the subject of a disagreement or event identified in above.

   The Company has provided the former accountant with a copy of the disclosures it is making in response to this Item. The Company has requested the former accountant to furnish a letter addressed to the Commission stating that is agrees with the statements made by the Company. The Company has filed the letter as an exhibit to the 10-K containing this disclosure.

                                    PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

   The following table sets forth the names, ages and positions of the current and nominee directors and executive officers of the Company.

Name                  Age            Position
----                  ---            --------

Mark Godsy             47            Director, Chairman

Donald Farnell         58            Director, CEO, President

John Anderson          38            Director

Rene Palsenbarg        42            Director

Doug Mazur             58            Director, nominee

Marlene Gaudry         37            Chief Financial Officer

Neil Cox               45            Director and CTO of Sentry


Mr. Mark Godsy, BComm, LLB

   Mr. Godsy was appointed a Director and Chairman of the Board of Directors of the Company on March 26, 2002. His term as a Director of the Company runs until the next annual meeting of the shareholders unless earlier terminated.
Mr. Godsy was also appointed to the Board of Directors of Sentry on April 3, 2002. Mr. Godsy is also a director and chairman of the Board of Unity Wireless Corporation. He previously served as the Secretary of Unity from May, 1993 to July, 1995, and from May, 1997 to November, 1998. Mr. Godsy was also the Chief Executive Officer of Unity from February 2000 until November 17, 2000. Mr. Godsy is an experienced entrepreneur working in the areas of corporate development and venture capital. He practiced law for approximately five years before entering business and co-founding two successful companies, ID Biomedical Corporation and Angiotech Pharmaceuticals Ltd., both leading Canadian biotechnology firms. Mr. Godsy is a graduate of the University of British Columbia and received his law degree from McGill University. He is currently a member of the Law Society of British Columbia.

Mr. Donald Farnell

   Don Farnell was appointed President, Chief Executive Officer, Secretary, Treasurer and a member of the board of directors of CTI on March 26, 2002. His term as a Director of the Company runs until the next annual meeting of the shareholders unless earlier terminated. Don Farnell has over 35 years of corporate finance, venture capital, investment banking and executive management experience, with a background in the technology and telecommunications arena. He has over 15 years of consulting experience, providing management advice to various high tech companies and conducting due diligence on high tech companies for institutional venture capital groups. Mr. Farnell guided the turnaround and growth of one public company from $750 million in assets to over $1.3 billion, achieving a ranking of 255 of Canada's 500 most profitable companies. From September 2000 to October 2001, Mr. Farnell was the President and CEO of Sentry Telecom Systems Inc. Mr. Farnell initially assumed the responsibilities of director, President and Chief Executive Officer of CTI on an interim basis in June 2001, but resigned these positions in October 2001 pending the completion of negotiations by CTI to acquire Sentry.

Mr. John Anderson

   John Anderson was appointed director of CTI on October 4, 2001. His term as a Director of the Company runs until the next annual meeting of the shareholders unless earlier terminated. Mr. Anderson is a co-founder of Cobratech, and was a director of Cobratech from November 18, 1999 to June 28, 2001. Mr. Anderson has over ten years' experience in financial consulting, investor relations, and real estate management positions. Previously Mr. Anderson held the position of Director of Investor Relations of Bema Gold Corp. and its subsidiary, and was a Director of Hong Kong based Meyers Capital Inc. He has also held positions with Manulife Real Estate and W.H. Bosley & Co., managing commercial real estate portfolios in Seattle, Washington as well as Vancouver and Toronto, Canada. He is presently a Director of Soho Resources Inc. and Intertech Minerals Ltd. Mr. Anderson holds a B.A. from the University of Western Ontario.

Mr. Rene Palsenbarg

   Mr. Palsenbarg was appointed Director of CTI on December 1, 2000. His term as a Director of the Company runs until the next annual meeting of the shareholders unless earlier terminated. He previously served as the CEO, Secretary and Treasurer of the Company from October 2001 until March 2002. Mr. Palsenbarg is the President and majority shareholder of The Sortium Group, a company that provides management consulting services, with focus on business development, project management, strategic planning, finance and capital acquisitions. Mr. Palsenbarg has over 20 years of management and business experience, including a background in real estate and development portfolios. From 1999 to early 2001, he was Executive Vice President of Synovva Ventures, a Canadian corporate finance business that specializes in assisting selected businesses in their private investment capital raising efforts. Prior to joining Synovva he was the Vice President of Charlwood Pacific Properties, a major real estate development corporation.

Mr. Douglas A. Mazur, B.Sc. MBA

   Mr. Mazur is a nominee for director of the Company. He was appointed a Director, CEO and President of Sentry on April 3, 2002. Mr. Mazur has over 32 years experience in the research and development and the international marketing of advanced communications technology products for mission critical converging network wireless, Internet and wireline applications. He was most recently the President & CEO of eVirus Corporation, a security software developer, and previously served as President & CEO of Eagle Technologies Inc. and Telelink Technologies Inc. Mr. Mazur was also Vice president of Marketing for TGI Technologies Inc. and Vice President of Product Planning and Business Development for Glenayre Technologies Inc. Mr. Mazur holds a B.Sc from the University of British Columbia, a MBA from the University of Washington, and has completed the University of George Washington Advanced Digital Logic Design Certificate Program. His term as a Director of the Company will run until the next annual meeting of the shareholders unless earlier terminated.

Ms. Marlene Gaudry, BComm,CA

   Marlene Gaudry is the Chief Financial Officer of CTI. She previously served as the CFO of CTI from February 16, 2001 until September 30, 2001. Ms. Gaudry is a Chartered Accountant with over 11 years experience in financial management. From 1988-1994, Ms Gaudry was employed with Price Waterhouse in their audit and advisory services division. From 1994 to 1999, Ms. Gaudry throughout had her own management consulting practice providing financial advisory services to a variety of companies. In 1999, Ms. Gaudry joined BDO Dunwoody Chartered Accountants as a senior manager. In 2000, Ms. Gaudry joined Cobratech as CFO and assumed the responsibilities of CFO CTI in February 2001. In September 2001, Ms. Gaudry resigned her positions with CTI pending the completion of negotiations by CTI to acquire Sentry. Ms. Gaudry holds a Bachelor of Commerce degree from the University of British Columbia.

Dr. Neil Cox, BEng, MEng, Phd

   Dr. Cox is a director, founder and CTO of Sentry. His term as a Director of the Company will run until the next annual meeting of the shareholders unless earlier terminated. Dr. Cox has a PhD in Electrical Engineering from the University of British Columbia, and has over 20 years of technical experience in the areas of digital signal processing, telecommunications and security applications. Dr. Cox has been a director of Sentry since 1996.

Family Relationships

   There is no family relationship between any director, executive or person nominated or chosen by us to become a director or executive officer of our company.

Section 16(a) Beneficial Ownership Reporting

   For the fiscal year ended December 31, 2001, the following persons which the Company believes, based on positions therewith or beneficial ownership known thereto had not filed forms 3, or 5. Each of Mr. Palsenbarg, Mr. Koltai, Mr. Anderson, Mr. Kubbernus, Mr. Farnell, Ms. Gaudry, and Manado Development had
1 unfiled Form 3 and 5. Each of Mr. Anderson and Mr. Koltai had 1 unfiled Form
4.

   The foregoing disclosure is based solely on a review of Forms 3 and 4 and amendments thereto furnished to the Company under Rule 16a-3(e) during its most recent fiscal year and Forms 5 and amendments thereto furnished to the Company with respect to its most recent fiscal year, and any written representations received by the Company referred to in paragraph (b)(2)(i) of Regulation S-B. The persons indicated may not comprise all persons who should have filed said forms.


ITEM 10: EXECUTIVE COMPENSATION

   The following table sets forth information with respect to the annual and long term compensation for the last three fiscal years for our President and Chief Executive Officer and our other executive officers, including former executive officers and executive officers of our wholly owned and controlled subsidiaries during the fiscal years ended December 31, 2001, 2000 and 1999. None of our other officers or those of any of our subsidiaries earned greater than $100,000 in total salary and bonus during the years ended December 31, 2001, 2000 and 1999.

Summary Compensation Table

----------------------------------------------------------------------------------------------------------------------
                                          Annual Compensation                          Long-Term Compensation Awards
                                          -------------------                          -----------------------------
                                                                  Other Annual          Securities       All Other
                                          Salary    Bonus         Compensation          Underlying      Compensation
Name And Principal Position     Year       ($)       ($)               ($)              Options/SAR         ($)
----------------------------------------------------------------------------------------------------------------------
Rene Palsenbarg, Chief          2001                                 12,000              150,000
Executive Officer (1)           2000       -         -                 -                    -               -
                                1999       -         -                 -                    -               -
-----------------------------------------------------------------------------------------------------------------------------------
Donald Farnell, Chief           2001       -         -                 -                    -               -
Executive Officer (2)           2000       -         -                 -                    -               -
                                1999       -         -                 -                    -               -
-----------------------------------------------------------------------------------------------------------------------------------
Stephen Koltai, Chief           2001       -         -                 -                    -               -
Executive Officer (3)           2000       -         -              190,000                 -               -
                                1999       -         -                 -                    -               -
-----------------------------------------------------------------------------------------------------------------------------------
Dennis Greenfield, Past         2001       -         -                 -                    -               -
President, Director (4)         2000       -         -                 -                    -               -
                                1999       -         -                 -                    -               -
-----------------------------------------------------------------------------------------------------------------------------------

(1)   Mr. Palsenbarg served as Chief Executive Officer during the period
      October 3, 2001 to March 26, 2002. Consulting fees of $2,000 per month was paid to the Sortium Group, a company owned and controlled by Mr. Palsenbarg. In February 2002, Mr. Palsenbarg and Mr. John Anderson were awarded 150,000 stock warrants. The warrants have a cashless exercise price. In lieu of exercising this warrant, the holder may elect to receive shares of common stock equal to the "Value" of the warrant. "Value" is calculated as follows; X = Y(A-B)/A

      X = the number of shares of common stock to be issued to the holder

      Y = the number of shares of common stock purchasable under this warrant

      A = the fair market value of one share of common stock. The fair market value is based on the average of the closing bid and ask prices for the stock for the 5 trading days prior to the date of the determination of fair value if quoted on an exchange, otherwise the fair market value is determined by an independent appraiser.

      B = Warrant price

      The exercise price of all such warrants are subject to adjustment to protect against dilution in the event of stock dividends, splits, combinations, subdivisions, and reclassification.

(2) Mr. Farnell served as Chief Executive Officer of CTI during the period June 8, 2001 to October 3, 2001 and was re-appointed Chief Executive Officer of CTI on March 26, 2002. The Board of Directors are in the process of negotiating an employment agreement with Mr. Farnell.

      Mr. Farnell served as President and CEO for Sentry from September 12, 2000 until October 3, 2001 under a monthly contract of $12,000CDN per month with Communication Management Group Ltd., a company owned by his wife.

(3) Mr. Koltai served as Chief Executive Officer of Cobratech from November 1999 to March 2001, and as Chief Executive Officer of CTI from February 7, 2001 until June 8, 2001.

(4) Prior to the acquisition of Cobratech we did not pay any cash compensation to our officers and directors. Mr. Greenfield and Ms. Capul received their pro-rata cash compensation from NYBC for their services to that company during the year. Prior to February 2001, Mr. Greenfield received a salary of approximately $30,000 per annum from NYBC. Ms. Capul, a director of the Company until February 2001, received a salary of approximately $3,000 from NYBC. On August 11, 2000, 20,000 shares were issued to Ms. Capul in recognition of her service to our company, which had a market value of $40,600 at January 12, 2001.


   To date, we do not compensate our directors for their time spent on behalf of our company, but are entitled to receive reimbursement for all out of pocket expenses incurred for attendance at our Board of Directors meetings.

   Currently, we do not offer any annuity, pension or retirement benefits to be paid to any of our officers, directors or employees, in the event of retirement. There are also no compensatory plans or arrangements with respect to any individual named above which results or will result from the resignation, retirement or any other termination of employment with our company, or from a change in the control of our company.

Employment Agreements

   We do not have written employment agreements with any of our key employees, including Sentry. The Board of Directors is currently negotiating employment contracts with Mr. Farnell, Mr. Mazur and Ms. Gaudry.

Report of the Compensation Committee

   The Board of Directors has not yet determined the members of the Compensation Committee but expect to do in conjunction with the Annual General Meeting of the Company. The Compensation Committee will be responsible for determining the compensation and benefit packages for each executive officer and recommending it to the company's board of directors.

   The Compensation Committee will set the compensation for executive officers and establish compensation policies for the Company's Chief Executive Officer and all other executive officers of the Company. Certain decision of the Compensation Committee will be subject to approval of the Company's board of directors.

   The Company's executive compensation program will be designed to promote the achievement of the Company's business goals, and thereby, to maximize corporate performance and stockholder returns. Executive compensation consists of a combination of base salary and stock-based incentives. The Compensation Committee considers stock incentives to be a critical component of an executive's compensation package in order to help align executive interests with stockholder's interest.

Compliance with Internal Revenue Code Section 162(m)

   Section 162 (m) of the Internal Revenue Cost of 1986, as amended (the "Code"), enacted in 1993, generally disallows a tax deduction to public companies for compensation over $1 million paid to the corporation's Chief Executive Officer and four other most highly compensated executive officers. Qualifying performance compensation will not be subject to the deduction limit if certain requirements are met. The Company intends to structure the performance-based portion of the compensation of its executive officers (which currently consists of stock option grants and performance based bonuses described above), in a manner that complies with the new statute to mitigate any disallowance of deductions.

Compensation Committee Interlocks and Insider Participation

   There are presently no members of the compensation committee and the Company is identifying potential candidates who have not been an officer or employee of the Company or any subsidiary of the Company, or have any relations with the Company that would require disclosure under Item 404 of Regulation S-K under the Exchange Act.

   In February 2002, Mr. Palsenbarg and Mr. John Anderson, directors of the company were awarded 150,000 stock warrants each. The warrants have a cashless exercise price and are described in further detail under ITEM 10: Executive Compensation.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

   The following table sets forth certain information, as of March 25, 2002 with respect to any person (including any "group", as that term is used in Section 13(d)(3) of the Securities Exchange Act of 1934, as amended (the "Exchange Act")) who is known to the Company to be the beneficial owner of more than five % of any class of the Company's voting securities, and as to those shares of the Company's equity securities beneficially owned by each its director, the executive officers of the company and all of its directors and executive officers of the Company and all of its directors and executive officers as a group. Unless otherwise specified in the table below, such information, other than information with respect to the directors and officers of the Company, is based on a review of statements filed, with the Securities and Exchange commission (the "Commission") pursuant to Sections 13 (d), 13 (f), and 13 (g) of the Exchange Act with respect to the Company's Common Stock. As of March 25, 2002, there were 17,808,744 shares of Common Stock outstanding.

   The number of shares of Common Stock beneficially owned by each person is determined under the rules of the Commission and the information is not necessarily indicative of beneficial ownership for any other purpose. Under such rules, beneficial ownership includes any shares as to which such person has sole or shared voting power or investment power and also any shares which the individual has the right to acquire within 60 days after March 25, 2002, through the exercise of any stock option, warrant or other right. Unless otherwise indicated, each person has sole investment and voting power (or shares such power with his or her spouse) with respect to the shares set forth in the following table. The inclusion herein of any shares deemed beneficially owned does not constitute an admission of beneficial ownership of those shares.
The table also shows the number of shares beneficially owned as of March 25, 2002 by each of the individual directors and executive officers and by all directors and executive officers as a group.

                                                                            Number of shares
Title of Class        Name and address            Principal Position       beneficially owned       % of Class (3)
--------------        ----------------            ------------------       ------------------       --------------
Common Stock         Manado Development Ltd.(1)   5% beneficial owner           2,608,306                 13.6%

Common Stock         Donald Farnell (2)           President & CEO,                      0                  0%
                                                  Director, Past CEO,
                                                  Director and President
                                                  of Sentry

Common Stock         Mark Godsy (2)               Chairman, Director,           2,935,675                 16.5%
                                                  5% shareholder

Common Stock         Marlene Gaudry (3)           CFO, Past CFO of Sentry         160,000                  0.8%

Common Stock         Rene Palsenbarg (2)(4)       Director                        150,000                  0.8%

Common Stock         Stephen Koltai               Shareholder, past               100,000                  0.6%
                     1563 Lodgepole Place         director and past Chief
                     Coquitlam BC V3B 2V9         Executive Officer of CTI
                                                  and Cobratech

                     John Anderson (2)(4)         Director                        150,000                  0.8%

Common Stock         Doug Mazur (5)               Director, Chief                       0                  0%
                                                  Executive Officer,
                                                  Sentry

Common Stock         Neil Cox (6)                 Director & Chief                150,000                  0.8%
                                                  Technology Officer,
                                                  Sentry

Common Stock         JAWZ Technologies Inc.       5% beneficial owner           1,051,368                  5.9%
                     400, 630 - 8th Avenue
                     Calgary, Alberta

Common Stock         Officers and Directors                                     4,525,675                 23.5%
                     as a group

(1) Effective June 29, 2001, Manado elected to convert a demand loan of $2,006,923 into common shares of our company. The first $1,405,540 was converted into 702,770 Units at a price of $2.00 per unit. Each Unit consists of one common share and one share purchase warrant to acquire one additional share at a price of $2.20 expiring on June 29, 2003. The balance of the loan, or $601,383, was converted into 601,383 Units at a price of $1.00 per Unit. Each Unit consists of one common share and one share purchase warrant to acquire one additional share at a price of $1.50 expiring on June 29, 2003. The holdings for Manado noted in the above table assume the exercise of all outstanding warrants.
(2) Officer and Director of CTI. The address for the officers and directors is that of our company, being; 8525 Commerce Court, Burnaby B.C. Canada, V5A 4N3. Warrants for 900,000 shares are in discussion for Mr. Farnell.
(3)   The address for the CFO is that of our company, being 8525 Commerce
      Court, Burnaby B.C. Canada, V5A 4N3. Additional shares are in discussion for Ms. Gaudry.
(4) In February 2002, the Directors were awarded 150,000 in warrants. See "Item 11: Executive Compensation - Summary compensation table (1) for further details.
(5) The Board of Directors are in the process of negotiating an employment agreement with Mr. Mazur. Warrants for 900,000 shares are in discussion for Mr. Mazur.
(6) Under the terms of the purchase agreement with Sentry, the Company has issued 150,000 shares to Neil Cox, founder, Director and CTO of Sentry.
(7) Percent of Ownership is calculated in accordance with the Securities and Exchange Commission's Rule 13(d) - 13(d)(1)

ITEM 12. INTEREST OF MANAGEMENT AND OTHERS IN CERTAIN TRANSACTIONS

   Koltai Holdings Ltd., a company controlled by Mr. Stephen Koltai, advanced our company $51,285 The advances are due on demand and bear interest at the bank prime rate plus 5%, compounded monthly. The interest accrued on these advances during the year totalled $3,893. Mr. Stephen Koltai is a current shareholder of the Company and a past Director and Officer of CTI.

   BGC Consulting Ltd, a company controlled by Mr. Bill Calsbeck, advanced our company $158,867 The advances bear interest at the bank prime rate plus 5%, compounded monthly, and are due on demand, however the shareholder has agreed not to demand repayment prior to June 2003. The interest accrued on these advances during the year totalled $12,983. Mr. Bill Calsbeck, is a current shareholder of the Company and a past Director and founder of Cobratech Industries Inc.

   Mr. Anderson, a shareholder and director of our company, advanced our company $80,198 The advances bear interest at the bank prime rate plus 5%, compounded monthly, and are due on demand, however the shareholder has agreed not to demand repayment prior to June 2003. The interest accrued on these advances during the year totalled $5,693.

   In July 2001, Mr. Palsenbarg, a director, and past Chief Executive Officer of the company, was contracted through the Sortium Group, a company owned and controlled by Mr. Palsenbarg, to provide consulting services for CTI at $2,000 per month. The contract was cancelled on February 28, 2002. Mr. Anderson and Mr. Palsenbarg were each granted 150,000 warrants in 2002 (See Executive Compensation).

   During the year, the Company paid consulting fees of $35,000 to Mr. Tej Minhas, a director and past Chief Executive Officer of Cobratech.

   Manado Development Ltd. ("Manado"), a shareholder of the Company, advanced our company $1,942,773 plus accrued interest of $64,149 by way of convertible promissory notes, bearing interest at the bank prime rate plus 5%, compounded monthly. Effective June 29, 2001, Manado Development Ltd. elected to convert the principal and interest balance of $2,006,923 into common shares of our company. The first $1,405,540 was converted into 702,770 Units at a price of $2.00 per unit. Each Unit consisted of one common share and one share purchase warrant to acquire one additional share at a price of $2.20 expiring on June 29, 2003. The balance of the converted loans, or $601,383, was converted into 601,383 Units at a price of $1.00 per Unit. Each Unit consists of one common share and one share purchase warrant to acquire one additional share at a price of $1.50 expiring on June 29, 2003.

   Between July 1, 2001 and December 31, 2001, and from January 1, 2002 to April 15, 2002, Manado advanced a further $270,355 and $277,654 respectively to the company. The advances bear interest at the bank prime rate plus 5%, compounded monthly. The interest accruing on these advances was $9,461 and $8,233 respectively.

   In January and February 2000, Cobratech advanced $190,000US and $100,000CDN to Sonic Systems Corporation (now Unity Wireless Corporation), a company in which we had two directors in common, by way of promissory notes bearing interest at 6.5% per annum. The advances plus interest were repaid on March 22, 2000. On October 18, 2000, Unity Wireless Corporation ("Unity") loaned Cobratech $200,000. The loan is secured by a general security agreement covering the assets of Cobratech. During the year ended December 31, 2001, Cobratech repaid $122,000 of the loan to Unity. The balance owing on the loan plus accrued interest at December 31, 2001 was $94,153. The loan bears interest at 1% per month and is repayable in instalments equal to 10% of all funds received from financing in excess of $100,000 during the period November 5, 2001 to May 5, 2002. Mr. Godsy, a current director and beneficial owner of the Company is also a current director and beneficial owner of Unity.

   Mr. Farnell, our Chief Executive Officer, President and Director, and a past President and Director of Sentry, was contracted through Communication Management Group Ltd. ("CMGL"), a private company owned by his wife to provide consulting services to Sentry. The contract expires on September 12, 2002. Mr. Farnell was a Director, President and CEO of Sentry from September 12, 2000 until October 3, 2001. Mr. Farnell was appointed Director, President, and CEO of CTI on March 26, 2002.

   Cobratech executed a memorandum of agreement on October 19, 1999 with Jaws Technologies inc. ("JAWZ"). The memorandum of agreement granted Cobratech the exclusive right to market and sell the JAWZ products in Asia for a period of four years in exchange for 25% of the then issued and outstanding share capital of Cobratech at $0.01 per share. On October 21, 1999, 2,000,000 shares were granted to JAWZ and an option to renew the memorandum for an additional term of five years was executed. Cobratech agreed to pay JAWZ a sales royalty of 25% of gross sales of JAWZ products. No royalties were paid under this agreement. In 2001, JAWZ discontinued operations. During 2000, Cobratech purchased training and training manuals from JAWZ Canada at a cost of 12,000. On February 16, 2001, JAWZ sold its shares in Cobratech to the Company in exchange for 1,051,368 shares of the Company pursuant to the share purchase agreement with Unique Bagel. Robert Kubbernus, was the CEO and a director of JAWZ, was also a director of Cobratech and CTI.

   The Company earned interest of approximately $15,000 on advances made to Sentry during the fiscal year.

                                   PART IV

ITEM 13.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

   The following financial statements of the Registrant and the Report of the Independent Auditors thereon are included herewith in response to Item 7 above.

   Consolidated Financial Statements
       Report of Independent auditors
       Consolidated Balance Sheets
       Consolidated Statements of Operations and Deficit
       Consolidated Statements of Stockholders' Deficiency
       Consolidated Statement of Cash Flows
       Notes to the Consolidated Financial Statements

   (a) Pursuant to Rule 601 of Regulation SB, the following exhibits are included herein or incorporated by reference. covered by this report

Exhibit
Number      Description
------      -----------
2.0*        Share Purchase Agreement dated, for reference, December 20, 2000, between the persons defined as Vendors and as listed in Schedule "A" to the agreement, Cobratech Industries Inc., and Unique Bagel Co.,
            Inc. (Incorporated by reference to Exhibit 2.0 to the Company's Form
            10-KSB filed on April 17, 2001)

2.1 Share Purchase Agreement dated, for reference, January 18, 2002, between the persons defined as Vendors and as listed in Schedule "A" to the agreement, Cobratech Industries Inc., and Unique Bagel Co., Inc. (Incorporated by reference to Exhibit 2.0 to the Company's Form 10-KSB filed on April 17, 2001)

2.2* Financial Statements of Cobratech for the period ending October 15, 2000, and year ending December 31, 1999. (Incorporated by reference to Form 8-K filed on March 27, 2001)

3.1.1* Articles of Incorporation of Unique Bagel Co., Inc. a Delaware corporation (now CTI Diversified Holdings, Inc.) dated August 11, 1998. (Incorporated by reference to Exhibit 2.2 of the Company's Form 10SB12G, filed with the SEC on March 24, 2000.)

3.1.2* Certificate of Amendment of the Certificate of Incorporation of Unique Bagel Co., Inc., a Delaware corporation dated January 10, 2001, changing the name Unique Bagel to CTI Diversified Holdings, Inc. ((incorporated by reference to Exhibit 3.1.2 to the Company's Form 10-KSB filed on April 17, 2001)

3.1.3* Memorandum of Incorporation of Cobra Energy Ltd., a British Columbia corporation, dated October 24, 1997. (Incorporated by reference to Exhibit 3.1.3 to the Company's Form 10-KSB filed on April 17, 2001)

3.1.4* Altered Memorandum of Cobra Energy Ltd., a British Columbia corporation, dated September 7, 1999, changing the name Cobra Energy Ltd., to Cobratech Industries Inc. ((incorporated by reference to
            Exhibit 3.1.4 to the Company's Form 10-KSB filed on April 17, 2001)

3.2* Bylaws of Unique Bagel Co., Inc. (now CTI Diversified Holdings, Inc., a Delaware corporation), dated August 11, 1998. (Incorporated by reference to Exhibit 3.1 of the company's Form 10SB12G, filed with the SEC on March 24, 2000)

3.2.1* Bylaws/Articles of Cobra Energy Ltd., a British Columbia corporation, dated October 24, 1997. (Incorporated by reference to Exhibit 2.0 to the Company's Form 10-KSB filed on April 17, 2001)

16.0        David J. Maxwell Ltd - Letter re: Change in Certifying Accountant

21.1* Schedule of Subsidiaries of CTI Diversified Holdings, Inc. (incorporated by reference to Exhibit 21.1 to the Company's Form 10-KSB filed on April 17, 2001)

23.1        Consent of Moore Stephens Ellis Foster Ltd. Chartered Accountants

* Previously filed

(b)   Reports on Form 8-K

   The Company filed a current report on Form 8-K June 26, 2001, with respect to a change in the registrant's Chief Executive Officer. Mr. Don Farnell was appointed to the board of directors, and was appointed Chief Executive Officer, President, Secretary and Treasurer of the Company, effective upon the resignation of Mr. Stephen Koltai.

   The Company filed a current report on Form 8-K March 27, 2001, with respect to the following:

            * Acquisition of Cobratech. The Company purchased 100% of the issued and outstanding shares of Cobratech in exchange for 5,999,591 shares of common stock of CTI.
            * Change in the registrants name from Unique Bagel Co., to CTI Diversified Holdings, Inc.
            * Abandonment of the registrants business plan of overseeing the business of New York Bagel Company and adoption of the business plan of Cobratech.
            * Cancellation of 26,355,000 shares held by Rene Palsenbarg (director) and return of the stock to the authorized but unissued shares of the Company
            * Various appointments and resignations to the Board of Directors including, appointment of Rene Palsenbarg as a director and sole officer of the company upon the resignation of Dennis Greenfield and Lorelie Capul as member of the board of directors and officers of the company, appointment of Stephen Koltai and Robert Kubbernus as Directors of the company, resignation of Rene Palsenbarg as sole officer and appointment of Stephen Koltai as sole officer of the company.

                                       SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 15th day of April.

                                            CTI DIVERSIFIED HOLDINGS INC.


Date: April 15, 2002                 By: /s/ Donald Farnell
                                         -----------------------------------
                                         Donald Farnell, Chief Executive
                                         Officer and Director


                                     By: /s/ Marlene Gaudry
                                         ---------------------------------------
                                         Marlene Gaudry, Chief Financial Officer

CTI DIVERSIFIED HOLDINGS, INC.

(formerly Unique Bagel Co., Inc.)

(A Development Stage Enterprise)

Consolidated Financial Statements

December 31, 2001, 2000 and 1999





INDEX

Report of Independent Accountants

Consolidated Balance Sheets

Consolidated Statement of Operations and Deficit

Consolidated Statements of Stockholders' Deficiency

Consolidated Statements of Cash Flows

Notes to Consolidated Financial Statements

                                    MOORE STEPHENS

                                     ELLIS FOSTER

CHARTERED ACCOUNTANTS

1650 West 1st Avenue

Vancouver, BC Canada  V6J 1G1

Telephone: (604) 734-1112 Facsimile: (604) 714-5916

E-Mail: generaldelivery@ellisfoster.com
        -------------------------------

--------------------------------------------------------------------------------

REPORT OF INDEPENDENT ACCOUNTANTS
TO THE STOCKHOLDERS AND BOARD OF DIRECTORS OF
CTI DIVERSIFIED HOLDINGS, INC.
(A DEVELOPMENT STAGE ENTERPRISE)

We have audited the accompanying consolidated balance sheet of CTI Diversified Holdings, Inc. (formerly Unique Bagel) and subsidiary as of December 31, 2001 and the related consolidated statements of operations and deficit, stockholders' deficiency and cash flows for the year then ended and for the period August 11, 1998 (inception) to December 31, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, these consolidated financial statements referred to above present fairly, in all material respects, the financial position of CTI Diversified Holdings, Inc. and subsidiary as of December 31, 2001 and the results of their operations and their cash flows for the period August 11, 1998 (inception) to December 31, 2001 and for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue on as a going concern. As discussed in note 2 to the consolidated financial statements, the Company has suffered recurring losses from operations that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The financial statements for the year ended December 31, 2000 were audited by other auditors who expressed an opinion without reservation on those statements in their report dated
April 12, 2001.


Vancouver, Canada                              /s/ MOORE STEPHENS - ELLIS FOSTER
March 12, 2002                                 Chartered Accountants

--------------------------------------------------------------------------------
MS An independently owned and operated member of Moore Stephens North America Inc. Members in principal cities throughout North America.
       Moore Stephens North America, Inc. is a member of Moore Stephens International Limited, members in principal cities throughout the world.

CTI DIVERSIFIED HOLDINGS, INC.
(Formerly Unique Bagel Co., Inc.)
(A Development Stage Enterprise)
Consolidated Balance Sheets
December 31, 2001, 2000 and 1999
(Expressed in U.S. Dollars)

=========================================================================================================
                                                            2001                2000             1999
---------------------------------------------------------------------------------------------------------
ASSETS

Current
   Cash and cash equivalents                           $          949    $         -       $        2,006
   Prepaid expenses                                               339              -                 -
---------------------------------------------------------------------------------------------------------
Total Current Assets                                            1,288              -                2,006

Long Term Investments (note 4)                                   -                 -                5,966

Fixed Assets (note 7)                                          35,758              -                 -

Intangible Assets                                                -                  125               125
---------------------------------------------------------------------------------------------------------
Total Assets                                           $       37,046    $          125    $        8,097
=========================================================================================================

LIABILITIES

CURRENT
   Accounts payable and accrued liabilities            $      346,536    $        1,500    $         -
   Current portion of notes payable (note 8)                   94,153              -                 -
   Current portion of amounts due to shareholders
     (note 9)                                                  79,479
---------------------------------------------------------------------------------------------------------
Total Current Liabilities                                     520,168             1,500              -

Notes Payable (note 8)                                         30,030              -                 -

Due to Shareholders (note 9)                                  607,988              -                 -
---------------------------------------------------------------------------------------------------------
Total Liabilities                                           1,158,186             1,500              -
---------------------------------------------------------------------------------------------------------
Shareholder's Equity (Deficiency)

Capital Stock (note 10)                                         1,781             3,685             1,100

Contributed Surplus                                         3,713,131             7,408             9,991

Deficit                                                    (4,836,052)          (12,468)           (2,994)
---------------------------------------------------------------------------------------------------------
Total Shareholder's Equity (Deficiency)                    (1,121,140)           (1,375)            8,097
---------------------------------------------------------------------------------------------------------
Total Liabilities and Shareholder's Deficiency         $       37,046    $          125    $        8,097
=========================================================================================================

COMMITMENTS (note 11)

The accompanying notes form an integral part of these consolidated financial statements.


Approved on Behalf of the Board:     /s/ Don Farnell         /s/ Rene Palsenbarg
                                 ----------------------   ----------------------
                                   Director                 Director

CTI DIVERSIFIED HOLDINGS, INC.
(Formerly Unique Bagel Co., Inc.)
(A Development Stage Enterprise)

Consolidated Statements of Operations and Deficit
Years Ended December 31, 2001, 2000 and 1999
(Expressed in U.S. Dollars)

====================================================================================================================
                                                   August 31, 1998
                                                    (inception) to
                                                      December 31,
                                                              2001
                                                       (cumulative)          2001            2000          1999
--------------------------------------------------------------------------------------------------------------------
EXPENSES

   Advertising and promotion                         $      1,932    $      1,932    $       -       $       -

   Automotive                                               2,391           2,391            -               -

   Consulting                                             210,154         210,154            -               -

   Depreciation                                            13,743          13,743            -               -

   Interest and bank charges                               14,098          14,098            -               -

   Interest paid to shareholders                           97,842          97,842            -               -

   Investor relations and reporting costs                 100,746         100,746            -               -

   Legal and accounting                                    62,465          49,897           9,574           2,994

   Licenses, dues and subscriptions                         2,600           2,600            -               -

   Office                                                  35,187          35,187            -               -

   Rent                                                    15,682          15,682            -               -

   Telephone                                                9,517           9,517            -               -

   Travel                                                  97,030          97,030            -               -
--------------------------------------------------------------------------------------------------------------------
                                                          663,387         650,819           9,574           2,994
--------------------------------------------------------------------------------------------------------------------
Loss From Operations                                     (663,387)       (650,819)         (9,574)         (2,994)
--------------------------------------------------------------------------------------------------------------------
Other Items
   Loss on investments (note 6)                        (4,191,607)     (4,191,607)           -               -

   Interest and other revenue                              18,942          18,842             100            -
--------------------------------------------------------------------------------------------------------------------
                                                       (4,172,665)     (4,172,765)            100            -
--------------------------------------------------------------------------------------------------------------------

Net income for the year                                (4,836,052)     (4,823,584)         (9,474)         (2,994)

Deficit, beginning of year                                   -            (12,468)         (2,994)           -
--------------------------------------------------------------------------------------------------------------------
Deficit, end of year                                 $       -       $ (4,836,052)   $    (12,468)   $     (2,994)
====================================================================================================================

Loss per share (basic and diluted)                   $       -       $      (0.25)   $       -       $       -
====================================================================================================================
Weighted average number of common
   shares outstanding                                        -         18,961,214      10,161,250      10,083,333
====================================================================================================================

The accompanying notes form an integral part of these consolidated financial statements.

CTI DIVERSIFIED HOLDINGS, INC.
(Formerly Unique Bagel Co., Inc.)
(A Development Stage Enterprise)

Statement of Stockholder's Deficiency
From August 11, 1998 (Date of Inception) to December 31, 2001
(Expressed in U.S. Dollars)

=======================================================================================================================
                                                                                                                Deficit
                                                                                                            Accumulated
                                                                                                             During the
                                                          Common            Stock           Contributed     Development
                                                          Shares           Amount               Surplus           Stage
-----------------------------------------------------------------------------------------------------------------------
Shares issued to acquire 19% of New York
 Bagel Co., Inc. and to pay organization
 cost of $125 on August 11, 1998 valued at
 par value of $0.0001 per share                     20,000,000       $       2,000     $       4,091     $         -

Issuance of 500,000 common shares, par
 value of $0.0001, in August 1998 at $0.01
 per share                                           2,000,000                 200             4,800               -
-----------------------------------------------------------------------------------------------------------------------

Balance, December 31, 1998                          22,000,000               2,200             8,891               -

Net loss for the year ended
 December 31, 1999                                        -                   -                 -                (2,994)
-----------------------------------------------------------------------------------------------------------------------

Balance, December 31, 1999                          22,000,000               2,200             8,891             (2,994)

Cancellation of shares March 2000                  (15,000,000)             (1,500)            1,500               -

Issuance of 20,000 common shares on
 August 11, 2000 in consideration of
 directors                                              20,000                   2              -                  -

Stock dividend on December 12, 2000:
 5.25 for one                                       29,835,000               2,983            (2,983)              -

Net loss for the year ended
 December 31, 2000                                        -                   -                 -                (9,474)
-----------------------------------------------------------------------------------------------------------------------

Balance, December 31, 2000                          36,855,000               3,685             7,408            (12,468)

Issuance of shares in consideration of legal
 services performed                                      5,000                   1             9,999               -

Cancellation of shares                             (26,355,000)             (2,635)            2,635               -

Issuance of shares in exchange for
 11,413,700 shares of common stock of
 Cobratech Industries Inc.                           5,999,591                 600         1,686,297               -

Conversion of promissory notes into
 common stock, effective June 29, 2001               1,304,153                 130         2,006,792               -

Net loss for the year ended
 December 31, 2001                                        -                   -                 -            (4,823,584)
-----------------------------------------------------------------------------------------------------------------------

Balance, December 31, 2001                          17,808,744       $       1,781     $   3,713,131     $   (4,836,052)
=======================================================================================================================

The accompanying notes form an integral part of these consolidated financial statements.

CTI DIVERSIFIED HOLDINGS, INC.
(Formerly Unique Bagel Co., Inc.)
(A Development Stage Enterprise)

Statement of Cash Flows
Years Ended December 31, 2001, 2000 and 1999
(Expressed in U.S. Dollars)

====================================================================================================================
                                                   August 31, 1998
                                                    (inception) to
                                                      December 31,
                                                              2001
                                                       (cumulative)          2001            2000          1999
--------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities
   Net loss                                          $ (4,836,052)   $ (4,823,584)   $     (9,474)   $     (2,994)
   Adjustments to reconcile net income to
    net cash provided by operating activities:
    Depreciation                                           13,743          13,743            -               -
    Operating losses of foreign subsidiaries
    - equity basis                                        187,975         187,975            -               -
    Writedown of intangible asset                             125             125            -               -
    Gain on sale of assets                                 (2,701)         (2,601)           (100)           -
    Writedown of investments                            4,191,607       4,191,607            -               -
--------------------------------------------------------------------------------------------------------------------
                                                         (445,303)       (432,735)         (9,574)         (2,994)

Change in assets and liabilities
   Increase in prepaid expenses                              (339)           (339)           -               -
   Increase in accounts payable and
    accrued liabilities                                   146,536         145,036           1,500            -
   Net liabilities acquired on acquisition
    of Cobratech Industries Inc.                         (610,680)       (610,680)           -               -
--------------------------------------------------------------------------------------------------------------------
                                                         (909,786)       (898,718)         (8,074)         (2,994)
--------------------------------------------------------------------------------------------------------------------

Cash flows from (used in) financing activities
   Issuance of share capital                                    2            -                  2            -
   Issuance of convertible notes payable                2,006,922       2,006,922            -               -
   Net increase in notes payable                          124,183         124,183            -               -
   Receipt of shareholder advances                        687,467         687,467            -               -
--------------------------------------------------------------------------------------------------------------------
                                                        2,818,574       2,818,572               2            -
--------------------------------------------------------------------------------------------------------------------

Cash flows from investing activities
   Purchase of fixed assets                               (71,786)        (71,786)           -               -
   Proceeds on sale of New York Bagel Inc.                  6,066            -              6,066            -
   Investment in Sentry Telecom Systems Inc.             (567,449)       (567,449)           -               -
   Investment in foreign subsidiary companies            (661,296)       (661,296)           -               -
   Funding advanced to foreign subsidiary companies      (725,590)       (725,590)           -               -
   Proceeds on sale of fixed assets                        24,886          24,886            -               -
--------------------------------------------------------------------------------------------------------------------
                                                       (1,995,169)     (2,001,235)          6,066            -
--------------------------------------------------------------------------------------------------------------------
Effect of exchange rate changes                            82,330          82,330            -               -
--------------------------------------------------------------------------------------------------------------------
Increase (decrease) in cash and cash equivalents           (4,051)            949          (2,006)         (2,994)

Cash and cash equivalents, beginning of year                5,000            -              2,006           5,000
--------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents, end of year               $        949    $        949    $       -       $      2,006
====================================================================================================================
Supplementary disclosure - non-cash transactions

Cash flows from (used in) financing activities
   Conversion of notes payable to equity             $ (2,006,922)   $ (2,006,922)   $       -       $       -
   Issuance of equity on conversion of debt             2,006,922       2,006,922            -               -
   Issuance of share capital on acquisition of
    Cobratech Industries Inc.                           1,686,897       1,686,897            -               -
   Issuance of share capital in exchange for services      10,000          10,000            -               -
--------------------------------------------------------------------------------------------------------------------
                                                     $  1,696,897    $  1,696,897    $       -       $       -
====================================================================================================================
Cash flows from investing activities
   Investment in Cobratech Industries Inc.           $ (1,696,897)   $ (1,696,897)   $       -       $       -
====================================================================================================================

The accompanying notes form an integral part of these consolidated financial statements.

CTI DIVERSIFIED HOLDINGS, INC.
(Formerly Unique Bagel Co., Inc.)
(A Development Stage Enterprise)

Notes to the Consolidated Financial Statements
December 31, 2001, 2000 and 1999
(Expressed in U.S. Dollars)

1.   INCORPORATION

     CTI Diversified Holdings, Inc. was incorporated in Delaware on August 11, 1998. The Company's primary business activity involves the development and marketing of a telecommunication security product.

2.   CONTINUANCE OF OPERATIONS

     These consolidated financial statements have been prepared in accordance with generally accepted accounting principles with the assumption being that the Company will continue on a going concern basis and that it will be able to realize assets and discharge liabilities in the normal course of business. As at December 31, 2001, the Company had a working capital deficiency of $518,880 (2000 - $1,500, 1999 - $(2,006)) and accumulated deficits totaling $4,836,052 (2000 - $12,468, 1999 - $2,994).

     The future of the Company as a "going concern" is highly dependent upon the Company's ability to attract new long-term and permanent equity financing, to complete the development and marketing of the Sentry products, to have the continued support of creditors and shareholders, and ultimately to reach a profitable level of operations.

     Accordingly, they do not give effect to adjustments, if any that would be necessary should the Company be unable to continue as a going concern and, therefore, be required to realize its assets and liquidate its liabilities other than in the normal course of business and at amounts which may differ from those shown in the financial statements.

3.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     (a)  Principles of Consolidation

          The consolidated financial statements include the accounts of CTI Diversified Holdings, Inc. and its wholly-owned subsidiary (collectively the "Company"), Cobratech Industries Inc. ("Cobratech"). All significant inter-company accounts and transactions have been eliminated.

     (b)  Use of Estimates

          The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the period. Actual results may differ from those estimates.

CTI DIVERSIFIED HOLDINGS, INC.
(Formerly Unique Bagel Co., Inc.)
(A Development Stage Enterprise)

Notes to the Consolidated Financial Statements
December 31, 2001, 2000 and 1999
(Expressed in U.S. Dollars)

3.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

     (c)  Impairment of Long-term Assets

          The Company re-evaluates the recoverability of long-term assets, including capital assets and intangible assets based upon estimates using factors such as future asset utilization, business climate and future discounted cash flows expected to result from the use of the related assets or be realized on sale. The Company's policy is to write down assets to their net recoverable amount in the period when it is determined that the carrying amount of the asset is not likely to be recovered.

     (c)  Foreign Currency Translation

          The assets and liabilities of the Company's foreign operations are translated into US dollars at current exchange rates. Revenue and expense accounts of these operations are translated at the average exchange rates prevailing during the period.

     (d)  Fixed Assets

          Fixed assets are recorded at historical cost. Depreciation of capital assets is calculated using the following methods and rates:

             Computer equipment       -  30% declining balance basis
             Furniture and fixtures   -  20% declining balance basis

     (e)  Loss per share

          Loss per share is computed using the weighted average number of common shares outstanding during the period. Potential common shares which could dilute earnings in the future are disclosed in (note 10).

     (f)  Cash equivalents

          The Company considers all highly liquid investments with maturities of three months or less when purchased, to be cash equivalents. There were no cash equivalents at December 31, 2001, 2000 and 1999

     (g)  Advertising and promotion

          The Company expenses advertising and promotion costs as incurred.

     (h)  Income Taxes

          The Company has adopted Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes", which requires the Company to recognize deferred tax liabilities and assets for the expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns using the liability method. Under this method, deferred tax liabilities and assets are determined based on the temporary differences between the financial statements and tax basis of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse.

CTI DIVERSIFIED HOLDINGS, INC.
(Formerly Unique Bagel Co., Inc.)
(A Development Stage Enterprise)

Notes to the Consolidated Financial Statements
December 31, 2001, 2000 and 1999
(Expressed in U.S. Dollars)

4.   LONG TERM INVESTMENTS

     (a)  New York Bagel Company

          In November 2000, the Company sold its 19% interest in New York Bagel Company ("NYBC") and its option to acquire the remaining 81% interest in NYBC to a director of the company for a price equal to the book value of the investment ($5,966).

     (b)  Cobratech Industries Limited

          During the year, the Company discontinued funding it's 100% owned, foreign subsidiaries in Japan and Hong Kong. The foreign subsidiaries ceased operations during the year, and are undertaking steps to wind up the corporations in an orderly manner. The Company is determining the most effective way to wind up the subsidiaries and is exploring voluntary bankruptcy as a means under which to accommodate this. The Company believes that its loss is limited to its investment in and advances made to the foreign subsidiaries. Because of the expected loss of control, the investment in these subsidiaries has been recorded on an equity basis. At year end, the carrying value of the investment has been written down to nil recognizing what management believes is a permanent impairment in value. The net writedown relating to the windup of the foreign operations charged to operations during the year is $1,198,911. A provision for estimated costs on winding up the operations and possible employee-contingency claims of $200,000 has been reflected in the operating results for the year.

     (c)  Sentry Telecom Systems Inc.

          During the year, the Company advanced $317,449 to Sentry Telecom Systems Inc. ("Sentry") a private company acquired subsequent to year end (see note 12). The advances were made by way of promissory notes which bear interest at the Bank of Montreal prime lending rate plus 5% per annum. The promissory notes are unsecured and have no set terms of repayment. The Company believes based on the current financial position of Sentry, that it is probable that it will not collect the amounts due from Sentry according to the contractual terms of the notes and accordingly, have recorded a provision for impairment in value at year of $317,449.

          Under a purchase and sale agreement with Sentry dated May 15, 2001, the Company paid a non-refundable deposit of $250,000. The deposit has been converted into 1,000,000 shares of common stock of Sentry. At year end, CTI has written down the investment to $Nil.

5.   BUSINESS COMBINATIONS

     On February 16, 2001, the Company acquired all of the outstanding common stock of Cobratech Industries Inc. ("Cobratech"), a British Columbia private company involved in the security consulting industry. The acquisition was accounted for using the purchase method of accounting and accordingly, the purchase price was allocated to the tangible and intangible net assets acquired on the basis of their respective fair values on the acquisition date.

     The allocation of the purchase price was as follows:

CTI DIVERSIFIED HOLDINGS, INC.
(Formerly Unique Bagel Co., Inc.)
(A Development Stage Enterprise)

Notes to the Consolidated Financial Statements
December 31, 2001, 2000 and 1999
(Expressed in U.S. Dollars)

5.   BUSINESS COMBINATIONS, CONTINUED

          Current assets             $   656,791
          Other assets                    26,255
          Fixed assets                   305,426
          Intangible assets              217,951
          Goodwill                     2,307,577
          Current liabilities         (1,772,172)
          Long-term liabilities          (44,931)
          --------------------------------------
                                     $ 1,696,897
          ======================================

     The total purchase price consisted of common stock ( 5,999,591 shares) valued at $1,686,897, being the estimated fair market value of the shares acquired, and other acquisition related expenses of approximately $10,000 consisting primarily of legal and financial advisory services. The Company's stock had no trading history prior to the announcement of the acquisition of Cobratech so the trading value of the common stock issued in consideration of the acquisition was not considered a reasonable measurement of the value.

     The Company's consolidated financial statements include the results of Cobratech's operations since January 31, 2001. The results of operations for the period January 1 to January 31, 2001 were not material to the consolidated financial statements, accordingly, pro forma financial disclosures are not presented.

     The Company has written down the goodwill arising from the acquisition of Cobratech Industries Inc. to nil at year end, being the estimated fair market value of the goodwill at year end.

     The following unaudited pro-forma information presents the result of operations of the Company as if the Cobtatech acquisition had taken place on January 1, 2000:

                    Net (loss)                            $(2,008,647)
                                                          ===========

                    Loss per share - basic and diluted    $     (0.20)
                                                          ===========

     The unaudited pro-forma results of operations have been prepared for comparative purposes only and do not purport to be indicative of the results of operations which actually would have resulted had the Cobratech acquisition occurred as of January 1, 2000.

CTI DIVERSIFIED HOLDINGS, INC.
(Formerly Unique Bagel Co., Inc.)
(A Development Stage Enterprise)

Notes to the Consolidated Financial Statements
December 31, 2001, 2000 and 1999
(Expressed in U.S. Dollars)

6.   LOSS ON INVESTMENTS

     The losses on investments are as follows:

     ---------------------------------------------------------------------------
                                          2001          2000          1999
     ---------------------------------------------------------------------------

     Writedown of goodwill on
      acquisition of Cobratech (note 5)   $ 2,307,577   $     -     $      -
     Writedown of Investment in Sentry
      Telecom Systems Inc.                    567,449         -            -
     Writedown of Investment in foreign
      subsidiaries (note 4(b))              1,198,911         -            -
     Estimated costs on windup of
      foreign subsidiaries                    200,000         -            -
     Accumulated foreign exchange
      adjustment relating to foreign
      subsidiaries                            (82,330)        -            -
     ---------------------------------------------------------------------------
     Total                                $ 4,191,607   $     -     $      -
     ===========================================================================

7.   FIXED ASSETS

--------------------------------------------------------------------------------------------------------------------
                                                                                    2001          2000          1999
--------------------------------------------------------------------------------------------------------------------
                                                           Accumulated          Net Book      Net Book      Net Book
                                              Cost        depreciation             Value         Value         Value
--------------------------------------------------------------------------------------------------------------------
Furniture & equipment                     $    35,689     $    10,117     $    25,572     $      -        $      -
Computer equipment                             16,573           6,387          10,186            -               -
--------------------------------------------------------------------------------------------------------------------
                                          $    52,262     $    16,504     $    35,758     $      -        $      -
====================================================================================================================

CTI DIVERSIFIED HOLDINGS, INC.
(Formerly Unique Bagel Co., Inc.)
(A Development Stage Enterprise)

Notes to the Consolidated Financial Statements
December 31, 2001, 2000 and 1999
(Expressed in U.S. Dollars)

8.   NOTES PAYABLE

     The terms of the notes payable are as follows:

     ---------------------------------------------------------------------------------------------------
                                                                   2001          2000          1999
     ---------------------------------------------------------------------------------------------------
     Note payable - Unity Wireless Corporation ("Unity").
     The note bears interest at 1% per month and is secured
     by a general security agreement covering the assets of
     Cobratech Industries Inc. The balance at December 31,
     2001 consists of principle plus accrued interest.  The
     company has agreed to pay 10% of all funds received from
     financing in excess of $100,000 in the next six months
     to Unity in repayment of the notes.                        $    94,153   $      -      $       -

     Note payable - The notes bear interest at the Bank of
     Montreal prime rate plus 5% per annum, compounded
     monthly. The holder of the note has agreed not to
     demand repayment prior to June 2003.                            30,030          -              -
     ---------------------------------------------------------------------------------------------------

     Total notes payable                                            124,183          -              -

     Less: current portion due within one year                       94,153          -              -
     ---------------------------------------------------------------------------------------------------

     Long term portion                                          $    30,030   $      -      $       -
     ===================================================================================================

     (a) The minimum principal repayments on the notes payable during the next two years are as follows:

                               2002          $    94,153
                               2003               30,030
                               -------------------------
                               Total         $   124,183
                               =========================

CTI DIVERSIFIED HOLDINGS, INC.
(Formerly Unique Bagel Co., Inc.)
(A Development Stage Enterprise)

Notes to the Consolidated Financial Statements
December 31, 2001, 2000 and 1999
(Expressed in U.S. Dollars)

8.   NOTES PAYABLE, CONTINUED

     (b)  Conversion of notes payable

          On June 29, 2001, the following promissory notes were converted into common stock of the Company:

          ----------------------------------------------------------------------
                                                         Balance   Shares issued
                                                       Converted   on conversion
          ----------------------------------------------------------------------
          Manado Development Ltd., various
          promissory notes, including interest at
          8% per annum, the notes were convertible
          into common stock of the Company at a
          price of $2.00 per share. Upon exercise
          of the option, the Company issued an equal
          number of warrants which entitle the
          lender to purchase one share of common
          stock of the Company at $2.20 per share.
          (see note 10(e))                             $ 1,405,540  $   702,770

          Manado Development Ltd., various promissory
          notes including interest at the Bank of
          Montreal prime lending rate plus 5% per
          annum, the notes are convertible into
          common stock of the Company at a price of
          $1.00 per share. Upon exercise of the
          option, the Company issued an equal number
          of warrants which entitle the lender to
          purchase one share of common stock of the
          Company at $1.50 per share. (see note 10(e))     601,383      601,383
          ----------------------------------------------------------------------
                                                       $ 2,006,923  $ 1,304,153
          ----------------------------------------------------------------------

CTI DIVERSIFIED HOLDINGS, INC.
(Formerly Unique Bagel Co., Inc.)
(A Development Stage Enterprise)

Notes to the Consolidated Financial Statements
December 31, 2001, 2000 and 1999
(Expressed in U.S. Dollars)

9.   DUE TO SHAREHOLDERS

     The terms of the amounts due to shareholders are as follows:

     ---------------------------------------------------------------------------------------------------
                                                                   2001          2000          1999
     ---------------------------------------------------------------------------------------------------
     Notes payable - The notes payable are due to a
     shareholder and bear interest at the Bank of
     Montreal prime rate plus 5% per annum, compounded
     monthly. The holders of the notes have agreed not
     to demand repayment prior to June 2003.                    $   522,097   $      -      $       -

     Notes payable - The notes are due to a shareholder
     and director of CTI. The notes bear interest at the
     Bank of Montreal prime rate plus 5% per annum,
     compounded monthly. The holders of the notes have
     agreed not to demand repayment prior to June 2003.              85,891          -              -

     Advances from shareholders, non-interest bearing
     with no set terms of repayment.                                 79,479          -              -
                                                                    687,467          -              -
     ---------------------------------------------------------------------------------------------------
     Less: current portion due within one year                       79,479          -              -
                                                                $   607,988   $      -      $       -
     ===================================================================================================

     (a) The minimum principal repayments on the notes payable to shareholders during the next two years are as follows:

                              2002           $    79,479
                              2003               607,988
                              --------------------------
                              Total          $   687,467
                              ==========================

CTI DIVERSIFIED HOLDINGS, INC.
(Formerly Unique Bagel Co., Inc.)
(A Development Stage Enterprise)

Notes to the Consolidated Financial Statements
December 31, 2001, 2000 and 1999
(Expressed in U.S. Dollars)

10.  CAPITAL STOCK

     (a) Authorized: 50,000,000 common shares with a par value of $0.0001 per share

     (b)  Issued: 17,808,744 common shares

     (c)  Share issuances during the year

          In February 2001, the Company issued 5,000 shares of common stock in exchange for legal and professional services. The shares have been valued at $10,000, being the trading value of the common stock at the time of issuance.

          In February 2001, the Company issued 5,999,591 shares of common stock in exchange for 11,413,700 shares of common stock of Cobratech Industries Inc.(see note 5).

          In June 2001, the Company issued 1,304,153 on conversion of certain promissory notes (see note 8(b)) totaling $2,006,922.

     (d)  Share cancellation

          In February 2001, the Company cancelled and returned to the authorized but unissued capital stock of the Company, 26,355,000 common shares.

     (e)  Warrants

          As of December 31, 2001, the Company has issued the following warrants:

          ---------------------------------------------------------------------
                Number of warrants            Exercise Price      Expiry Date
          ---------------------------------------------------------------------
                      702,770                     $ 2.20         June 29, 2003

                      601,383                     $ 1.50         June 29, 2003
                   ----------
                    1,304,153
                   ==========

11.  COMMITMENTS

     (a) The Company has entered into operating leases for certain office equipment. Minimum rental payments under these leases are as follows:

                    2002                       $ 3,897
                    2003                         1,948
                    ----------------------------------
                    Total                      $ 5,845
                    ==================================

CTI DIVERSIFIED HOLDINGS, INC.
(Formerly Unique Bagel Co., Inc.)
(A Development Stage Enterprise)

Notes to the Consolidated Financial Statements
December 31, 2001, 2000 and 1999
(Expressed in U.S. Dollars)

     (b) The Company has committed to issue 100,000 shares of common stock of the Company in exchange for financial consulting and corporate public relations services for the 12 months ended April 25, 2002. 50,000 of the committed shares are committed to a shareholder of CTI.

12.  CONTINGENCY

     The Company is a defendant in an outstanding legal proceeding. The Company has disputed the claim and management has advised that the outcome of the claim is not determinable at this time.

13.  SUBSEQUENT EVENTS

     (a)  Acquisition of Sentry Telecom Systems Inc.

          In January 2002, the Company acquired an additional 7,160,000 common shares (80.0%) of Sentry Telecom Systems Inc ("Sentry"), from the founding shareholders of Sentry in exchange for 150,000 shares of common stock of CTI. Subject to the completion of certain milestones, the purchase agreement also provides for the issuance of an additional 350,000 shares of CTI common stock.

          The total purchase price consists of the common stock valued at $75,000, a non-refundable cash deposit paid of $250,000, and acquisition related expenses of approximately $16,588, consisting primarily of payments for legal and financial advisory services. Sentry is a British Columbia private company, involved in the designing and selling of products for the computer telecommunication security industry. The acquisition will be accounted for using the purchase method.

          The following unaudited pro-forma information presents the results of operations of the Company as if the Sentry acquisition had taken place on January 1, 2001:

                    Net (loss)                            $ (5,980,535)
                                                          ============

                    Loss per share - basic and diluted    $      (0.32)
                                                          ============

          The unaudited pro-forma results of operations have been prepared for comparative purposes only and do not purport to be indicative of the results of operations which actually would have resulted had the Sentry acquisition occurred as of January 1, 2001.

     (b)  Warrants

          Subsequent to December 31, 2001, the Company has issued the following warrants to Directors of the Company:

          ----------------------------------------------------------------------
                  Number of warrants        Exercise Price        Expiry Date
          ----------------------------------------------------------------------
                        300,000                  $ 0.25        December 15, 2006
                       ========

          The warrants also have a cashless exercise price. In lieu of exercising this warrant, the holder may elect to receive shares of common stock equal to the "value" of the warrant, calculated based on the fair market value of the shares in excess of the market price.

CTI DIVERSIFIED HOLDINGS, INC.
(Formerly Unique Bagel Co., Inc.)
(A Development Stage Enterprise)

Notes to the Consolidated Financial Statements
December 31, 2001, 2000 and 1999
(Expressed in U.S. Dollars)

14.  RELATED PARTY TRANSACTIONS

     The aggregate amount of expenditures made to parties not at arm's length to the Company consist of the following:

     ---------------------------------------------------------------------------------------------------
                                                                   2001          2000          1999
     ---------------------------------------------------------------------------------------------------
     Consulting paid or accrued to a director of the Company    $    47,000   $      -      $      -

     Interest paid to shareholders                                   97,842          -             -
     ---------------------------------------------------------------------------------------------------

     Management is of the opinion that the terms and conditions are consistent with standard business practice.

15.  INCOME TAXES

     As at December 31, 2001, the Company has estimated net operating losses carryforward for tax purposes of approximately $640,000. This amount may be applied against future federal taxable income. The Company evaluates its valuation allowance requirements on an annual basis based on projected future operations. When circumstances change and this causes a change in management's judgement about the realizability of deferred tax assets, the impact of the change on the valuation allowance is generally reflected in current income. The tax effects of temporary differences that give rise to the Company's deferred tax asset (liability) are as follows:

          Tax loss carryforwards             $ 256,000
          --------------------------------------------
          Valuation allowance                 (256,000)
                                             $    -
          ============================================

16.  NEW AUTHORITATIVE PRONOUNCEMENTS

     (a) In July 2001, the FASB issued SFAS No. 141 "Business Combinations". SFAS No. 141 addresses financial accounting and reporting for business combinations and supersedes AFS Opinion No. 16 "Business Combinations" and SFAS No. 38 "Accounting for Pre-acquisition Contingencies of Purchased Enterprises". This standard eliminates the pooling-of-interests method of accounting for business combinations, requiring the use of the purchase method of accounting. This standard also revises the measures for accounting for negative goodwill and establishing whether an intangible asset is a part of acquired goodwill. The provisions of this statement apply to all business combinations initiated after June 30, 2001. This statement also applies to all business combinations accounted for using the purchase method for which the date of acquisition is July 1, 2001. The adoption of this standard has not had a material impact on our financial position or results of operations.

CTI DIVERSIFIED HOLDINGS, INC.
(Formerly Unique Bagel Co., Inc.)
(A Development Stage Enterprise)

Notes to the Consolidated Financial Statements
December 31, 2001, 2000 and 1999
(Expressed in U.S. Dollars)

16.  NEW AUTHORITATIVE PRONOUNCEMENTS (continued)

     (b) In July 2001, the FASB issued SFAS No. 142 "Goodwill and Other Intangible Assets". SFAS No. 142 provides guidance on accounting for goodwill and intangible assets. This statement requires that goodwill not be amortized. A reduction in goodwill will only result from impairment test if the test reveals that the fair value of goodwill is below its carrying value. An acquired intangible assets (other than goodwill) with an indefinite useful life should not be amortized until its useful economic life is determined to be finite. These assets should be tested annually for impairment (at a minimum). An acquired intangible asset (other than goodwill) with a limited useful life should be amortized over its useful economic life and reviewed for impairment.

          The provisions of this statement are required to be applied starting with fiscal years beginning after December 31, 2001. Goodwill and intangible assets acquired after June 30, 2001, will be subject immediately to the non-amortization and amortization provisions of this statement. We do not believe that the adoption of this standard will have a material impact on our financial position or results of operations.

     (c) In September 2001, the FASB issued SFAS No. 144, "Accounting for Impairment of Disposal of Long Term Assets", SFAS No. 144 supersedes SFAS 121 "Accounting for Impairment of Long Term Assets and Long-Lived Assets to be disposed of:, but retains the basic requirements regarding when and how to measure an impairment loss, SFAS No. 144 applies to long-lived assets to be held or disposed of but specifically excludes certain classes of assets such as goodwill and intangibles not being amortized. We do not believe that the adoption of this standard will have a material impact on our financial position or results of operations.

Exhibit 2.1

PURCHASE AND SALE AGREEMENT
THIS PURCHASE AND SALE AGREEMENT is made as of the 18th day of January 2002.

AMONG

   CTI DIVERSIFIED HOLDINGS, INC., a company incorporated under the laws of Delaware ("CTI");

   - and -

   NEIL COX of 6158 Elgin Street, Burnaby, British Columbia ("Cox");

   - and -

   LEILA LOLUA of 6158 Elgin Street, Burnaby, British Columbia ("Lolua").

   (Cox and Lolua being sometimes collectively referred to herein as the "Vendors")

WHEREAS:

A. each of the Vendors:

   (i) is the registered and beneficial owner of 50 class A non-voting shares and 50 class B non-voting shares in the capital of 626820 B.C. Ltd. ("626820"), being all of the issued and outstanding shares in the capital of 626820 ;

   (ii) is a director and officer and together are the sole directors and officers of 626820;

B. 626820 is the registered and beneficial owner of 2,588,176 common shares without par value in the capital of Sentry Telecom Systems Inc. ("Sentry"), a company incorporated under the laws of British Columbia, as follows:

C. Cox is the registered and beneficial owner of 2,265,912 common shares of Sentry;

D. Lolua is the registered and beneficial owner of 2,305,912 common shares of Sentry;

E. each of Cox and Lolua is a director and officer of Sentry;

F. the parties have previously entered into various agreements contemplating, among other things, the acquisition by CTI, directly or indirectly, of the shares of Sentry held by the Vendors and 626820, but for various reasons not attributable to the fault or neglect of any of the parties, it has not been possible to consummate any of those agreements; and

G. the parties have now reached a new agreement with respect to the acquisition by CTI, directly or indirectly, of the shares of Sentry held by the Vendors and 626820,

IN CONSIDERATION of the mutual agreements herein contained and of other good and valuable consideration (the receipt and sufficiency of which are acknowledged by each Party hereto), the parties agree as follows:

ARTICLE ONE - INTERPRETATION

Definitions

1.1 Whenever used in this Agreement, the following words and terms shall have the respective meanings ascribed to them below:

1.1.1 "ASSETS" means the undertaking, property, and assets of Sentry, 626820 or CTI, as the case may be, as a going concern, of every kind and description, and wheresoever situated;

1.1.2 "AVAILABLE FUNDS DATE" means the date on which the aggregate of funds made available to Sentry by CTI following the date of execution of this Agreement for Sentry's general corporate purposes, is at least equal to US$250,000;

1.1.3 "CLOSING" means the completion of the purchase and sale of the Purchased Shares pursuant to this Agreement;

1.1.4 "CLOSING DATE" means the earliest practicable date following execution of this Agreement by all of the parties;

1.1.5 "CLOSING TIME" means 10:00 a.m. (Vancouver time) on the Closing Date or such other time on such date as the parties may agree as the time at which the Closing shall take place;

1.1.6   "CTI SHARES" means common shares in the capital of CTI;

1.1.7 "ENCUMBRANCE" means any lien, pledge, hypothecation, charge, mortgage, security interest, encumbrance, claim, infringement, interference, option, right of first refusal, pre-emptive right, community property interest or restriction of any nature (including any restriction on the voting of any security, any restriction on the transfer of any security or other asset, any restriction on the receipt of any income derived from any asset, any restriction on the use of any asset and any restriction on the possession, exercise or transfer of any other attribute of ownership of any asset);

1.1.8 "MATERIAL" means, when used as an adjective, that any breach, default or deficiency in the satisfaction of any covenant, representation or warranty so described might reasonably:

    (a) give rise to an aggregate remedial cost (including consequential loss and loss of profit) of more than $25,000, in any individual instance, or more than $100,000 collectively in any greater number of instances, where all such instances arise pursuant to multiple breaches of the same covenant, representation or warranty; or
    (b) where no adequate remedy is reasonably available, result in disturbance in the ordinary conduct of the relevant business of an aggregate cost properly attributable to such disturbance (including consequential loss and loss of profit) of more than $100,000, and "MATERIALLY" shall have the corresponding meaning;

1.1.9 "MATERIAL ADVERSE CHANGE" means a change or development involving a prospective change which would have a Material Adverse Effect;

1.1.10 "MATERIAL ADVERSE EFFECT" means, with respect to any Person, a material adverse effect on the business, prospects, results of operations, financial condition or assets of such Person, and its Subsidiaries (if such Person is itself a Subsidiary, then the Person's parent corporation and all of such parent corporation's Subsidiaries), taken as a whole. In determining whether any individual event would result in a Material Adverse Effect, notwithstanding that such event does not of itself have such effect, a Material Adverse Effect shall be deemed to have occurred if the cumulative effect of such event and all other then existing events would result in a Material Adverse Effect;

1.1.11  "PAYMENT SHARES" means 500,000 previously unissued CTI Shares;

1.1.12 "PERSON" includes an individual, corporation, partnership, joint venture, trust, unincorporated organization, the Crown or any agency or instrumentality thereof or any other juridical entity;

1.1.13 "SUBSIDIARY" shall have the meaning ascribed thereto by the Company Act (British Columbia); and

1.1.14 "TAXES" means all levies and assessments imposed by any governmental authority, including but not limited to all income, sales, use, ad valorem, value added, franchise, withholding, payroll, employment, excise or property taxes, together with any applicable interest or penalty.

Entire Agreement

1.2 This Agreement, including the Schedules, together with the agreements and other documents to be delivered under this Agreement, constitutes the entire agreement between the parties pertaining to the subject matter of this Agreement and supersedes without limitation all prior agreements, understandings, negotiations and discussions, whether oral or written, among the parties, and there are no warranties, representations or other agreements among the parties in connection with the subject matter of this Agreement except as specifically set forth in this Agreement. No supplement, modification or amendment to this Agreement and no waiver of any provision of this Agreement shall be binding on any party unless executed by such party in writing. No waiver of any of the provisions of this Agreement shall be deemed or shall constitute a waiver of any other provision (whether or not similar) nor shall such waiver constitute a continuing waiver unless otherwise expressly provided.


Applicable Law

1.3 This Agreement shall be governed by and construed in accordance with the laws of British Columbia and the federal laws of Canada applicable in British Columbia. Each party to this Agreement irrevocably attorns to and submits to the jurisdiction of the courts of British Columbia with respect to any matter arising under or relating to this Agreement.

ARTICLE TWO - PURCHASE AND SALE OF SHARES

2.1 Upon and subject to the terms and conditions of this Agreement, at the Closing Time each of Cox and Lolua shall sell, transfer and assign to CTI and CTI shall purchase and acquire from them, the shares set out below (the "Purchased Shares"), in each case free of all Encumbrances (except pursuant to the Articles of 626820 and any restrictions on transfer or resale of the Purchased Shares as may be imposed by any applicable securities laws), for an aggregate purchase price of SEVENTY FIVE THOUSAND UNITED STATES DOLLARS (US$75,000), to be paid and satisfied by the issuance of the Payment Shares to the Vendors in accordance with their respective interests in the Purchased Shares, as set out below. The Payment Shares shall be free of all Encumbrances (other than any restrictions on the transfer or resale of the Payment Shares imposed by any applicable securities laws, and, in respect of the Restricted Payment Shares, as defined in section 2.2, other than as provided for in sections 2.2, 2.6 and 2.7 ):

Name of Vendor        Purchased Shares        Number of Payment Shares

   Cox             2,265,912 Sentry Shares            165,208

                   50 class A shares of 626820         41,667

                   50 class B shares of 626820         41,666

  Lolua            2,305,912 Sentry Shares            168,125

                   50 class A shares of 626820         41,667

                   50 class B shares of 626820         41,667

  TOTAL                                               500,000
                                                      =======

2.2 The parties covenant and agree that certificates for 350,000 Payment Shares (the "Restricted Payment Shares") shall be held in trust for the Vendors pro rata to their respective interests therein, and that:

     (a) if, within 180 days (or such longer period as CTI may agree to) of the Available Funds Date, Sentry makes its first sale on commercial terms of Phonewall, CTI shall forthwith deliver certificates for 100,000 Restricted Payment Shares to the Vendors;
     (b) if, within 180 days (or such longer period as CTI may agree to) of the Available Funds Date, Sentry achieves gross margin of not less than 60% (or such lesser amount as is acceptable to CTI) from product sales, CTI shall forthwith deliver certificates for 50,000 Restricted Payment Shares ;

      (c) if, within 270 days (or such longer period as CTI may agree to) of the Available Funds Date, commercial trial of the second generation of the Phonewall by an arm's length customer of Sentry, commences, CTI shall forthwith deliver certificates for 100,000 Restricted Payment Shares to the Vendors; and

     (d) if, within 360 days (or such longer period as CTI may agree to) of the Available Funds Date, Sentry achieves commercial sales of the second generation of the Phonewall at such gross margin as is acceptable to CTI, CTI will forthwith deliver certificates for 100,000 Restricted Payment Shares to the Vendors.

2.3 CTI covenants and agrees with the Vendors that in exercising its right to agree to a longer period under sections 2.2 (a), (b), (c) and (d), and in determining the gross margin acceptable to it under section 2.2 (c) and (d), it will act reasonably, in good faith and expeditiously.

2.4 CTI covenants and agrees with the Vendors that if the condition set out in section 2.2 (d) is satisfied but the conditions set out in sections 2.2 (a),
(b) and (c) have not been satisfied, it will notwithstanding the conditions set out in sections 2.2 (a), (b) and (c), it will upon satisfaction of the condition set out in section 2.2 (d), forthwith deliver to the Vendors the Restricted Payment Shares referred to in sections 2.2 (a), (b) and (c).

2.5   Any Restricted Payment Shares delivered to the Vendors pursuant to section 2.2 or section 2.4 shall be free of all Encumbrances other than any restrictions on transfer or resale imposed by any applicable securities laws.

2.6   The Vendors covenant and agree with CTI:

     (a) that they will not directly or indirectly sell, assign or transfer or attempt to sell, assign or transfer, any interest in any Restricted Payment Shares until such time as certificates for such Restricted Payment Shares have been delivered to them in accordance with the provisions of this Article;

     (b) that if the conditions set out in sections 2.2 (a), (b) and (c) have not been satisfied, and the condition set out in section 2.2 (d) is not satisfied, they will surrender and will be deemed to have surrendered the Restricted Payment Shares to CTI by way of gift for cancellation, and that they will thereupon take all such steps, and execute all such documents as may reasonably be requested by CTI for the purpose of effecting such surrender, and the Restricted Payment Shares shall thereupon forthwith be deemed to have been surrendered and shall be cancelled.

2.7   The Vendors:

     (a) shall be entitled to exercise all voting rights attached to the Restricted Payment Shares.

     (b)  shall not:

          (i)   be entitled to receive dividends on any Restricted Payment
                Shares;
          (ii) be entitled to participate in any distribution of the property or assets of CTI in the event of the liquidation, dissolution or winding-up of CTI or other distribution of assets to its shareholders for the purpose of winding up its affairs.

2.8 CTI has advised the Vendors that it is relying on exemptions from the requirements to provide the Vendors with a prospectus and to sell securities through a person registered to sell securities under the Securities Act (British Columbia) (the "Securities Act") and, as a consequence of acquiring the Payment Shares (including the Restricted Payment Shares) pursuant to this exemption, certain protections, rights and remedies provided by the Securities Act, including statutory rights of recission or damages, will not be available to the Vendors

2.9 The Vendors have advised CTI that they are relying on exemptions from the requirements to provide CTI with a prospectus and to sell securities through a person registered to sell securities under the Securities Act and, as a consequence of acquiring the Purchased Shares pursuant to this exemption, certain protections, rights and remedies provided by the Securities Act, including statutory rights of recission or damages, will not be available to CTI.

ARTICLE THREE - REPRESENTATIONS, WARRANTIES AND COVENANTS
Representations and Warranties of the Vendors

3.1 Each Vendor hereby severally represents, warrants and covenants to CTI with respect to the matters set out below as they relate to that Vendor and not as they relate to the other Vendor; and the Vendors jointly and severally represent, warrant and covenant to CTI with respect to the matters set out below as they relate to 626820 and Sentry and acknowledges that CTI is relying on these representations, warranties and covenants in entering into this Agreement and in completing the transactions contemplated by this Agreement:

     3.1.1 Organization and Good Standing-Each of Sentry and 626820 is duly incorporated, validly exists and is in good standing under the laws of British Columbia.

     3.1.2 Bankruptcy-No bankruptcy, insolvency or receivership proceedings have been instituted or are pending against Sentry or 626820.

     3.1.3 Capacity to Carry on Business-Each of Sentry and 626820 has all necessary corporate power, authority and capacity to own its Assets and to carry on its business as presently owned and carried on by it, is duly licensed, registered and qualified as a corporation to do business and is in good standing in each jurisdiction in which the nature of its business makes such qualification necessary.

     3.1.4 Matters relating to Capital of 626820 -The authorized capital of 626820 consists of 1,200 shares divided into 100 class A shares without par value all of which have been issued and are outstanding, 100 class B shares without par value all of which have been issued and are outstanding and 1,000 class C shares with a par value of $0.01 each, none of which have been issued or are outstanding. No options, warrants or other rights for the purchase, subscription or issuance of shares or other securities of 626820 or securities convertible into or exchangeable for securities of 626820 have been authorized or agreed to be issued or are outstanding. There are no restrictions on the transfer of the shares of 626820 except those set out in its Articles and pursuant to applicable securities laws.

     3.1.5 Matters relating to Capital of Sentry - The authorized capital of Sentry consists of 50,000,000 Common shares without par value, of which 7,999,200 Common shares have been issued and are outstanding. No options, warrants or other rights for the purchase, subscription or issuance of shares or other securities of Sentry or securities convertible into or exchangeable for securities of Sentry have been authorized or agreed to be issued or are outstanding, except as set out in Schedule D. There are no restrictions on the transfer of the Sentry Shares except pursuant to applicable securities laws.

     3.1.6 Title to shares of 626820 and Sentry- The Vendors are the registered and beneficial owners of the number, kind and class of shares of 626820 set out in Recital A (i); Cox is the registered and beneficial owner of 2,265,912 shares of Sentry; Lolua is the registered and beneficial owner of 2,305,912 shares of Sentry; and 626820 is the registered and beneficial owner of 2,588,176 shares of Sentry, in each case free of all Encumbrances

     3.1.7 Absence of Conflicting Agreements-The execution and delivery of this Agreement and the performance by the Vendors of their obligations hereunder do not and will not:

            (a) violate, contravene or breach, or constitute a default under the memorandum or articles of either Sentry or 626820;

            (b) violate, contravene or breach, or constitute a default under any agreement or commitment to which the Vendors, Sentry or 626820 may be a party or any of their respective Assets may be subject, or by which any of them is bound or affected; or

            (c) result in or give any Person the right to seek or to cause (i)
                the termination, cancellation, modification, amendment, variation or renegotiation of any agreement or commitment to which any Vendor, Sentry or 626820 may be a party or any of their respective Assets may be subject or by which it is bound or affected; (ii) the acceleration or forfeiture of any term of payment thereunder; or (iii) the loss in whole or in part of any benefit which would otherwise accrue thereunder.

     3.1.8 Financial Statements -Sentry's unaudited, internally prepared, financial statements as at October 31, 2001 (the "Sentry Financial Statement Date"), copies of which have been provided to CTI, have been prepared in accordance with GAAP applicable in Canada consistently applied, and present fairly the financial condition of

            Sentry and the results of its operations as at and for the period ended on the Sentry Financial Statement Date. There has been no Material Adverse Change in the financial condition of Sentry since the Sentry Financial Statement Date that has not been disclosed to CTI orally or in writing.

     3.1.9 Indebtedness - Except as set out in Schedule A, neither Sentry nor 626820 is indebted to any of the Vendors or to any affiliate, director, officer or employee of either of them. Neither of the Vendors nor any affiliate, officer, director or employee of either Sentry or 626820 is now indebted or under any obligation to either Sentry or 626820 on any account.

     3.1.10 Sentry - Title to and Condition of Assets - Sentry has good and marketable title to all of its Assets (except Assets under lease, as to which it has good leasehold title), free and clear of any and all Encumbrances, and all such Assets are in good order and repair. Except as set out in Schedule B, no person, partnership, firm, corporation or other entity other than Sentry owns or has any right or interest in or to any Assets. None of the employees, directors, officers, consultants or service providers of Sentry, nor any Vendors own or have any interest in any Assets used by Sentry or which are necessary or useful in the conduct of its business. This representation, warranty and covenant does not apply to Sentry's intellectual property, which is subject to the representations, warranties and covenants set forth in section 3.1.11.

     3.1.11 Sentry - Intellectual Property - All patents, inventions, trade-marks, trade names, brand names, trade designs, service marks, trade dress, industrial designs, internet domain names, world wide websites, website names, electronic mail addresses and copyrights and all licenses and similar rights and property which are necessary or incidental to the conduct of the business of Sentry are valid and subsisting and held by it with good and marketable title and are in good standing free and clear of all Encumbrances (other than any Encumbrances set out in Schedule B) or licenses, and all registrations therefor have been kept renewed and are in full force and effect. The operations of the business of Sentry, the sale by it of its products and the provision by it of its services do not, to the knowledge of the Vendors, involve infringements or claimed infringement of any patent, trademark, trade name, trade dress, service mark, industrial design or copyright of any other Person.
            No employee, director, officer, consultant or other service provider of Sentry, nor any Vendor, has any interest, directly or indirectly in whole or in part, in any patent, trade-mark, trade name, brand name, copyright, trade design, trade dress, service mark, industrial design, internet domain name, world wide website, website name, electronic mail address, confidential information, invention, process, secret know-how, formula or trade secret which is necessary or useful to Sentry in the conduct of its business. There are no outstanding moral rights attaching to any copyright owned or used by Sentry that have not been waived in favour of it.

     3.1.12 Tax Matters-Each of Sentry and 626820 has filed all tax returns and reports, if any, which are required to be filed with any domestic or foreign governmental authority or agency and has paid, or has made adequate provision for the payment of all Taxes which have or may become due under applicable laws for the periods in respect of which such returns and reports were filed. To the best knowledge of the Vendors there are no additional Taxes since the date of such returns and reports, and there will be no additional Taxes with respect to the periods for which such returns and reports were filed. No provisions for Taxes are required for any domestic or foreign federal, provincial or local taxes of either Sentry or 626820 for the periods ending on that date and for all prior periods. There are no present disputes as to Taxes of any nature payable by either Sentry or 626820.

     3.1.13 Enforceability of Obligations-When executed and delivered this Agreement will constitute valid and binding obligations enforceable against the Vendors in accordance with its terms, provided that enforcement may be limited by bankruptcy, insolvency, liquidation, reorganization, reconstruction and other similar laws generally affecting enforceability of creditors' rights and that equitable remedies such as specific performance and injunction are in the discretion of the court from which they are sought.

     3.1.14 Residence of the Vendors - Each of the Vendors is resident in British Columbia, is not a U.S. person (as such term is defined in Regulation S under the United States Securities Act of 1933, as amended) and is not a non-resident of Canada for the purposes of the Income Tax Act (Canada);

     3.1.15 Books and Records-The books and records of Sentry and 626820 are fully and accurately maintained and their respective books of account provide for all excise, sales, business and property taxes and other rates, charges, assessments, levies, duties, taxes, contributions, fees, licenses and other governmental charges of whatsoever kind and nature that have become due and payable or, to the extent such amount is material, that may become due and payable before the Closing Time. The minute books of each of Sentry and 626820 are complete and accurate and reflect all material actions taken and resolutions passed by the directors and shareholders, as the case may be, of both Sentry and 626820 since the dates of their respective incorporation or organization.

     3.1.16 Compliance with Applicable Laws- To the best knowledge of the Vendors, each of Sentry and 626820 has conducted and is conducting its business in compliance in all material respects with all applicable laws, rules and regulations of each jurisdiction in which its business is carried on and is not in breach of any such laws, rules or regulations, except for breaches which are not Material.

     3.1.17 Litigation-There is no suit, action, litigation, arbitration proceeding or governmental proceeding, including appeals and applications for review, in progress, pending or threatened against or relating to Sentry or 626820, affecting their respective Assets or businesses which if determined adversely to them might materially and adversely affect their respective Assets, businesses, future prospects or financial condition. There is not presently outstanding against Sentry or 626820 any judgement, decree, injunction, rule or order of any court, governmental department, commission, agency, instrumentality or arbitrator.

     3.1.18 Litigation-Shares-There is no suit, action, litigation, arbitration proceeding or governmental proceeding, including appeals and applications for review, in progress, pending or, to the best knowledge of the Vendors, relating to the Sentry Shares or the shares of 626820. There is not presently outstanding against the Vendors, Sentry or 626820 any judgement, decree, injunction, rule or order of any court, governmental department, commission, agency, instrumentality or arbitrator which would affect the ability of the Vendors to consummate the transactions contemplated by this Agreement.

     3.1.19 Status of Sentry and 626820-Sentry is and 626820 is not a "reporting company" within the meaning of the Company Act (British Columbia).

     3.1.20 Undisclosed Liabilities- Except as disclosed in Schedule B hereto, Sentry has incurred no liabilities since the Sentry Financial Statement Date (whether accrued, absolute, contingent or otherwise) of any kind except liabilities incurred in the ordinary course of business which are not inconsistent with past practice, are not, in the aggregate, Material and adverse to the business, Assets, financial condition or results of operations of its business, and do not Materially violate any covenant contained in this Agreement or constitute a Material misrepresentation or breach of warranty made in or pursuant to this Agreement.

Representations and Warranties of CTI

3.2 CTI hereby represents, warrants and covenants to the Vendors as follows and acknowledges that the Vendors are relying on these representations, warranties and covenants in entering into this Agreement and in completing the transactions contemplated under this Agreement:

     3.2.1 Organization and Good Standing- CTI is duly incorporated and validly existing in good standing under the laws of Delaware.

     3.2.2 Bankruptcy-No bankruptcy, insolvency or receivership proceedings have been instituted or are pending against CTI.

     3.2.3 Capacity to Carry on Business-CTI has all necessary corporate power, authority and capacity to own its Assets and to carry on its business as presently owned and carried on by it, and CTI is duly licensed, registered and qualified as a corporation to do business and is in good standing in each jurisdiction in which the nature of its business makes such qualification necessary.

     3.2.4 Due Authorization-CTI has all necessary power, authority and capacity to enter into this Agreement and to perform its obligations under this Agreement. The execution and delivery of this Agreement and the consummation of the transactions contemplated hereby have been duly authorized by all necessary action on the part of CTI.

     3.2.5 Authorized and Issued Capital-The authorized capital of CTI consists of 50,000,000 shares of common stock with a par value of US$0.0001, of which 17,808,744 are issued and outstanding. No options, warrants or other rights for the purchase, subscription or issuance of shares or other securities of CTI or securities convertible into or exchangeable for securities of CTI have been authorized or agreed to be issued or are outstanding, except for:

            (a) warrants to purchase up to an aggregate of 702,770 shares of
                CTI, exercisable at US$2.20 per share and expiring on June 29, 2003;

            (b) warrants to purchase up to an aggregate of 601,383 shares of
                CTI, exercisable at US$1.50 per share and expiring on June 29, 2003;

            (c) options to purchase up to an aggregate of 565,000 shares of CTI, exercisable at US$0.25 per share and expiring on November 14, 2006.

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

     3.2.7 Absence of Conflicting Agreements-The execution and delivery of this Agreement and the performance by CTI of its obligations hereunder do not:

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

     3.2.8 Consents- There are no consents, authorizations, licenses, agreements, permits, approvals or orders of any person or government required to permit CTI to complete the transactions contemplated by this Agreement.

     3.2.9 Enforceability of Obligations-This Agreement constitutes a valid and binding obligation of CTI enforceable against it in accordance with its terms, provided that enforcement may be limited by bankruptcy, insolvency, liquidation, reorganization, reconstruction and other similar laws generally affecting enforceability of creditors' rights and that equitable remedies such as specific performance and injunction are in the discretion of the court from which they are sought.

     3.2.10 Books and Records-The books and records of CTI are fully and accurately maintained and their respective books of account provide for all Taxes that have become due and payable or, to the extent such amount is material, that may become due and payable before the Closing Time. The minute books of CTI are complete and accurate and reflect all material actions taken and resolutions passed by the directors and shareholders, as the case may be, of CTI since the date of incorporation or organization.

     3.2.11 Compliance with Applicable Laws- CTI and its Subsidiaries have conducted and are conducting their respective businesses in compliance in all material respects with all applicable laws, rules and regulations of each jurisdiction in which its business is carried on and are not in breach of any such laws, rules or regulations, except for breaches which are not Material.

     3.2.12 Litigation-CTI-Except as set out in Schedule C, there is no suit, action, litigation, arbitration proceeding or governmental proceeding, including appeals and applications for review, in progress, pending or threatened against or relating to CTI or any of its Subsidiaries, affecting their respective Assets or business which if determined adversely to CTI or any of its Subsidiaries might materially and adversely affect the Assets, business, future prospects or financial condition of CTI or any of its Subsidiaries. There is not presently outstanding against CTI or any of its Subsidiaries any judgement, decree, injunction, rule or order of any court, governmental department, commission, agency, instrumentality or arbitrator. CTI or any of its Subsidiaries have not received any notices to the effect that the operations or Assets of CTI or any of its Subsidiaries are not in full compliance with all of the requirements of applicable federal, state or local environmental, health and safety statutes and regulations.

     3.2.13 Litigation-Shares-There is no suit, action, litigation, arbitration proceeding or governmental proceeding, including appeals and applications for review, in progress, pending or, to the best knowledge of CTI, threatened against CTI or any of its Subsidiaries or relating to the Payment Shares. There is not presently outstanding against CTI or any of its Subsidiaries any judgement, decree, injunction, rule or order of any court, governmental department, commission, agency, instrumentality or arbitrator which would affect the ability of CTI to consummate the transactions contemplated by this Agreement.

     3.2.14 Undisclosed Liabilities-CTI has incurred no liabilities (whether accrued, absolute, contingent or otherwise) since the CTI Financial Statement Date of any kind except liabilities incurred in the ordinary course of business which are not inconsistent with past practice, are not, in the aggregate, Material and adverse to the business, Assets, financial condition or results of operations of its business, and do not Materially violate any covenant contained in this Agreement or constitute a Material misrepresentation or breach of warranty made in or pursuant to this Agreement.

     3.2.15 Subsidiaries-CTI has four Subsidiaries all of which are presently inactive and none of whose operations are material to the business and affairs of CTI.

     3.2.16 Tax Matters-CTI and its Subsidiaries have filed all tax returns and reports, if any, which are required to be filed with any foreign, federal, state or local governmental authority or agency and has paid, or has made adequate provision for the payment of all Taxes which have or may become due under applicable laws for the periods in respect of which such returns and reports were filed. CTI knows of no additional Taxes since the date of such returns and reports, and there will be no additional Taxes with respect to the periods for which such returns and reports were filed. No provisions for Taxes are required for any federal, provincial or local taxes of CTI for the periods ending on that date and for all prior periods. There are no present disputes as to Taxes of any nature payable by CTI or any of its Subsidiaries.

     3.2.17 Financial Statements - CTI's unaudited financial statements as at and for the 9 month period ended September 30, 2001 (the "CTI Financial Statement Date"), a copy of which has been provided to the Vendors, have been prepared in accordance with generally accepted accounting principles in the United States, consistently applied, and present fairly the financial condition of CTI and the results of its operations as at and for the period ended on the CTI Financial Statement Date. There has been no Material Adverse Change in the financial condition of CTI since the CTI Financial Statement Date.

Survival of Representations and Warranties

3.3 All representations, warranties, covenants and agreements contained in this Agreement on the part of each of the parties shall survive the Closing, except that the representations and warranties contained in this Section 3 shall survive only for three years following Closing, after which period, if no claim shall, prior to the expiry of such period, have been specifically made in writing under this Agreement against a party with respect to any incorrectness in or breach of any representation or warranty made herein by such party, such party shall have no further liability under this Agreement with respect to such representation or warranty, except for the representations, warranties covenants and agreements:
     (a) of the Vendors relating to Taxes, which shall survive until the expiry of ninety days after the relevant authorities are no longer entitled to assess liability for tax against Sentry or 626820, as the case may be, unless the matter involves intentional misrepresentation or fraud, in which case a claim may be brought at any time; and

     (b) of the Vendors with respect to ownership of the Purchased Shares free and clear of Encumbrances which shall survive the Closing and continue in full force and effect indefinitely

3.4 No investigation by or on behalf of the Vendors into the business, operations, prospects, Assets or condition (financial or otherwise) of CTI shall diminish in any way the effect of any representations or warranties made by CTI in this Agreement or shall relieve CTI of its obligations under this Agreement. No investigation by or on behalf of CTI into the business, operations, prospects, Assets or condition (financial or otherwise) of Sentry or 626820 shall diminish in any way the effect of any representations or warranties made by the Vendors in this Agreement or shall relieve them of any of their obligations under this Agreement.

Acknowledgements

3.5 CTI acknowledges that there are restrictions on its ability to resell any Purchased Shares and that it is its responsibility to ascertain what those restrictions are and to comply with them before selling any Purchased Shares.

3.6 Each of the Vendors acknowledges that there are restrictions on the ability of such Vendor to resell any Payment Shares and that it is the responsibility of such Vendor to ascertain what those restrictions are and to comply with them before selling any Payment Shares.


ARTICLE FOUR - CONDITIONS PRECEDENT

Vendors' Conditions

4.1 The obligation of the Vendors to complete the transactions contemplated by this Agreement shall be subject to the satisfaction of, or compliance with, at or before the Closing Time, each of the following conditions precedent (each of which is hereby acknowledged to be inserted for the exclusive benefit of the Vendors and may be waived by them in whole or in part):

     4.1.1 Truth and Accuracy of Representations of CTI-All of the representations and warranties of CTI made in or under this Agreement shall be true and correct in all material respects as at the Closing Time and with the same effect as if made at and as of the Closing Time (except as such representations and warranties may be affected by the occurrence of events or transactions expressly contemplated and permitted by this Agreement) and the Vendors shall have received a certificate from CTI confirming the truth and correctness in all material respects of the representations and warranties.

     4.1.2 Performance of Obligations-CTI shall have performed or complied with, in all material respects, all of its obligations, covenants and agreements under this Agreement.

     4.1.3 Receipt of Closing Documentation-All instruments, documentation and assurances relating to the purchase and sale of the the Purchased Shares (the "CTI Closing Documents") and all actions and proceedings taken on or prior to the Closing in connection with performance by CTI of its obligations under this Agreement shall be satisfactory to the Vendors and their counsel, acting reasonably. The Vendors shall have received copies of all such documentation or other evidence as they may reasonably request in order to establish the consummation of the transactions contemplated under this Agreement and the taking of all corporate proceedings in connection with those transactions in compliance with this Section 4.1, in form and substance satisfactory to the Vendors and their counsel, acting reasonably.

     4.1.4 No Actions Taken Restricting Transactions - No action or proceeding by law or in equity shall be pending or threatened by any person, firm, corporation, government, governmental authority, regulatory body or agency to enjoin, restrict or prohibit the transactions contemplated under this Agreement.

     4.1.5 No Material Adverse Change-From the date hereof through and including the Closing Date, CTI shall not have suffered any Material Adverse Change.

CTI's Conditions

4.2 The obligations of CTI to complete the transactions contemplated by this Agreement shall be subject to the satisfaction of, or compliance with, at or before the Closing Time, each of the following conditions precedent (each of which is hereby acknowledged to be inserted for the exclusive benefit of CTI and may be waived by them in whole or in part):

     4.2.1 Truth and Accuracy of Representations of the Vendors -All of the representations and warranties of the Vendors made in or under this Agreement shall be true and correct in all material respects as at the Closing Time and with the same effect as if made at and as of the Closing Time (except as such representations and warranties may be affected by the occurrence of events or transactions expressly contemplated and permitted by this Agreement) and CTI shall have received a certificate from the Vendors confirming the truth and correctness in all material respects of its representations and warranties.

     4.2.2 Performance of Obligations-The Vendors shall have performed or complied with, in all respects, all of its obligations, covenants and agreements under this Agreement.

     4.2.3 Receipt of Closing Documentation-All instruments, documentation and assurances relating to the purchase and sale of the the Purchased Shares (the "Vendors' Closing Documents") and all actions and proceedings taken on or prior to the Closing in connection with performance by the Vendors of their obligations under this Agreement shall be satisfactory to CTI and its counsel, acting reasonably, and CTI shall have received copies of all such documentation or other evidence as it may reasonably request in order to establish the consummation of the transactions contemplated under this Agreement and the taking of all corporate proceedings in connection with those transactions in compliance with this Section 4.2, in form and substance satisfactory to CTI and its counsel, acting reasonably.

     4.2.4 No Actions Taken Restricting Transactions - No action or proceeding by law or in equity shall be pending or threatened by any person, firm, corporation, government, governmental authority, regulatory body or agency to enjoin, restrict or prohibit the transactions contemplated under this Agreement.

Non-Satisfaction of Conditions

4.3 If any condition set forth in Sections 4.1 or 4.2 is not satisfied on or before the Closing Time to the reasonable satisfaction of the party benefited by the condition, such party (the "First Party") may, acting reasonably, terminate this Agreement by notice in writing to the other parties and in such event the First Party shall be released from all obligations under this Agreement, and unless the First Party can show that the condition or conditions which have not been satisfied and for which the First Party has terminated this Agreement are reasonably capable of being performed or caused to be performed by the other party or parties then the other parties shall also be released from all obligations under this Agreement, except that the First Party shall be entitled to waive compliance with any such conditions, obligations or covenants in whole or in part if it sees fit to do so without prejudice to any of its rights of termination in the event of non-performance of any other condition, obligation or covenant, in whole or in part.

ARTICLE FIVE - CLOSING ARRANGEMENTS

Time and Place of Closing

5.1 Closing shall take place on the Closing Date at such place as the parties may agree.

Closing Arrangements

5.2 Upon fulfilment of all the conditions under this Agreement which have not been waived in writing by the party entitled to waive them, CTI shall deliver the CTI Closing Documents and Sentry shall deliver the Sentry Closing Documents at the Closing Time.

ARTICLE SIX - TERMINATION

Termination

6.1   This Agreement may be terminated at any time prior to the Closing Date:

     6.1.1  by the mutual agreement of the Vendors and CTI;

     6.1.2 by any Vendor, if such Vendor is not in material breach of its obligations under this Agreement, and if (A) there has been a breach by CTI of its representations and warranties hereunder such that the condition set out in Section 4.1.1 will not be satisfied or (B) there has been a breach on the part of CTI of any of its covenants or agreements contained in this Agreement such that the condition set out in Section 4.1.2 will not be satisfied, and, in both case
            (A) and case (B), such breach has not been cured within ten days after written notice, specifying such breach, to CTI.

     6.1.3 by CTI if CTI is not in material breach of their respective obligations under this Agreement, and if (A) there has been a breach by any Vendor of any of its representations and warranties hereunder such that the condition set out in Section 4.2.1 will not be satisfied or (B) there has been a breach on the part of any Vendor of any of the covenants or agreements of such Vendor contained in this Agreement such that Section 4.2.2 will not be satisfied, and, in both case (A) and case (B), such breach has not been cured within ten days after written notice, specifying such breach, to the Vendor in breach;

     6.1.4 by any Vendor if, since the date of this Agreement, there shall have occurred a Material Adverse Change with respect to CTI; and

     6.1.5 by CTI if, since the date of this Agreement, there shall have occurred a Material Adverse Change with respect to Sentry.

Effect of Termination

6.2   Subject to Section 6.3, if this Agreement is terminated as provided in
Section 6.1, this Agreement shall, except as provided herein, forthwith become void, and there shall not be any liability or obligation with respect to the terminated provisions of the Agreement on the part of the parties or their respective officers, directors, employees, agents, or shareholders.

Expenses

6.3 All costs and expenses (including, without limitation, the fees and disbursements of legal counsel) incurred in connection with this Agreement and the transaction contemplated under this Agreement shall be paid by the party incurring such expenses.

ARTICLE SEVEN - NOTICES

Delivery of Notice

7.1 Any notice, direction or other instrument required or permitted to be given by any Party under this Agreement shall be in writing and shall be sufficiently given if delivered personally:

in the case of a notice to CTI at:

     Suite 1810 111 West Georgia, V6E 4M3
     Attention: Leon Getz

     Fax No: (604) 685-9798
     in the case of a notice to the Vendors at:

     c/o Sentry Telecom Systems Inc.
     8525 Commerce Court
     Burnaby, B.C. V5A 4N3
     Fax No.: (604) 415-5417

Any such notice, direction or other instrument, if delivered personally, shall be deemed to have been given and received on the date on which it was received at such address.

ARTICLE EIGHT - GENERAL

Time

8.1 Time shall be of the essence hereof.

Assignment/Successors and Assigns

8.2 Neither this Agreement nor any rights or obligations under this Agreement shall be assignable by any party without the prior written consent of the other party. Subject to that condition, this Agreement shall enure to the benefit of and be binding upon the Parties and their respective heirs, executors, administrators, successors (including any successor by reason of amalgamation of any Party) and permitted assigns.

Further Assurances

8.3 Each party agrees that upon the written request of any other party, it will do all such acts and execute all such further documents, conveyances, deeds, assignments, transfers and the like, and will cause the doing of all such acts and will cause the execution of all such further documents as are within its power to cause the doing or execution of, as the other party may from time to time reasonably request be done and/or executed as may be required to consummate the transactions contemplated under this Agreement or as may be necessary or desirable to effect the purpose of this Agreement or any document, agreement or instrument delivered under this Agreement and to carry out their provisions or to better or more properly or fully evidence or give effect to the transactions contemplated under this Agreement, whether before or after the Closing.

Public Notices

8.4 All notices to third parties and all other publicity concerning the transactions contemplated by this Agreement shall be jointly planned and co-ordinated by the Vendors and CTI, and neither the Vendors nor CTI shall act without the prior approval of the other, such approval not to be unreasonably withheld, except where required to do so by law or by the applicable regulations or policies of any regulatory agency of competent jurisdiction or any stock exchange.

Independent Legal Advice

8.5 The parties acknowledge that Getz Prince Wells has merely recorded this Agreement in accordance with the instructions of the parties, has not advised the parties with regard to this Agreement, and has advised the parties to seek independent legal advice with respect to their rights and obligations under this Agreement.

Counterparts

8.6 This Agreement may be executed by the Parties in separate counterparts, all of which together constitute one and the same instrument.

THE PARTIES, intending to be contractually bound, have executed this Agreement as of the date and year first above written.

CTI DIVERSIFIED HOLDINGS, INC.

By:_________________________
Authorized Signatory

SIGNED, SEALED AND DELIVERED   )

by NEIL COX in the             )
presence of:                   )
                               )   /s/ Neil Cox
                                   ----------------------------
                               )   NEIL COX
                               )
                               )
                               )

SIGNED, SEALED AND DELIVERED   )
by LEILA LOLUA in the          )
presence of:                   )
                               )   /s/ Leila Lolua
                                   ----------------------------
                               )   LEILA LOLUA
                               )
                               )
                               )

SCHEDULE A

INDEBTEDNESS OF SENTRY AND 626820 TO VENDORS ETC. (SECTION 3.1.9)

Shareholder Loan from the Vendors to Sentry with interest at 6% per annum. Balance owing as at Dec 31, 2001: CAN$152,370
Shareholder Advances from the Vendors to Sentry: non interest bearing. Balance owing as at Oct 31, 2001: CAN$46,972
Sentry has not paid salary to Neil Cox for approximately the past 4 months. Other Shareholder Advances to Sentry may have been incurred in the ordinary course of business, consistent with past practices. This relates to Sentry's use of the Vendor's credit card for miscellaneous purchases.

SCHEDULE B

SENTRY ENCUMBRANCES AND POST-FINANCIAL DATE MATERIAL LIABILITIES

(SECTIONS 3.1.10 AND 3.1.20)

B.C. Advanced Systems Institute (ASI) Loan Agreement, secured by intellectual property.
Balance owing as at Oct 31, 2001 based on an expired agreement for conversion to equity: CAN$270,000
Note: A larger liability would be owing to ASI in the event that the agreement for conversion to equity is not re-enacted.
Dell Financial Services: Commercial Purchase Plan secured by certain computer equipment
Balance owing as at Oct 31, 2001: CAN$2,390
Asia World Holdings Inc. Secured by (as yet to be completed) a loan agreement with a first charge on all assets and undertaking of the Company subject to the prior charges by the B.C. Advanced Systems Institute.
Balance owing as at Oct 31, 2001: CAN$468,560
Communication Management Group Ltd. Secured by specific assignment of any amounts due from Customs and Revenue Canada. Balance outstanding $10,000 plus interest.
It has been verbally disclosed to CTI that Sentry laid off all its employees in October, 2001 and has since failed to pay part of the salary due to employees for their final payroll, failed to pay source deductions due to Customs and Revenue Canada for the final payroll, has incurred unpaid statutory severance liabilities to the employees, has not paid accounts payable coming due, including premises rental (resulting in the landlord, through its agent bailiff, issuing a seizure notice) and has incurred a liability for amount due to employees and contractors that have continued to work for Sentry subsequent to September, 2001.

SCHEDULE C

CTI LITIGATION (SECTION 3.2.12)

1) CTI has been advised that a legal action has been commenced by a creditor in Japan against Cobratech Industries Japan Limited, which is a wholly owned subsidiary of Cobratech Industries limited, which is a wholly owned subsidiary of Cobratech Industries Inc., which is a wholly owned subsidiary of CTI. CTI has not yet received any documentation relating to this litigation.

2) Unity Wireless Corp., a creditor of Cobratech Industries Inc., commenced a legal action in British Columbia in October, 2001 against Cobratech Industries Inc., John Anderson and Bill Calsbeck, to collect the sum of US$88,889.00 plus interest and costs. In November, 2001, Unity agreed to forbear from proceeding with this action in consideration of CTI paying to Unity 10% of all funds received from financing , in excess of $100,000 in the next six months and until the amount claimed in litigation, plus all interest thereon and costs have been paid. Unity holds as security a general security agreement against all assets and undertakings of Cobratech Industries Inc.

3) Rajesh Taneja, an ex contractor that did work for Cobratech Industries Inc., commenced litigation in British Columbia in December, 2001 against Cobratech Industries Inc. and CTI Diversified Holdings Inc., claiming numerous wrongful dismissal damages aggregating over $100,000 plus costs.

SCHEDULE D

OUTSTANDING OPTIONS AND OTHER RIGHTS TO ACQUIRE SENTRY SHARES (SECTION 3.1.5)

I)   Options Granted to Employees:

     Name of Employee       Date Granted      No. of Options    Price   Vesting
     ----------------       ------------      --------------    -----   -------
     Lori Davenport         December 1999          50,000        $0.25   30 Mos
                            September 2001         10,000        $0.40   30 Mos
     John Love              December 1999          50,000        $0.25   30 Mos
                            May 2001               10,000        $0.40   30 Mos
     Sunny Cheng            January 2000           60,000        $0.25   30 Mos
                            May 2001               10,000        $0.40   30 Mos
     Mitch Burton           February 2000         110,000        $0.25   Vested
     Tim Thompson           March 2000             60,000        $0.25   30 Mos
                            May 2001               25,000        $0.40   30 Mos
     Frederick Bosch        April 2000             50,000        $0.40   30 Mos
                            September 2001         10,000        $0.40   30 Mos
     Mark Wilson            May 2000               60,000        $0.25   30 Mos
                            May 2001               15,000        $0.40   30 Mos
     Don Farnell            September 2000        400,000        $0.25   Vested
     Doug Marshall          November 2000         200,000        $0.25   30 Mos
     Joel Hallinen          December 2000          60,000        $0.40   30 Mos
     Mark Bauer             March 2001             30,000        $0.40   30 Mos
     Brian Cherrin          September, 2001       150,000        $0.40   30 Mos
                                                ---------
     Total:                                     1,360,000

II)   Options Granted to Convert Liabilities to Equity

Under an agreement dated August 10, 1999 between The British Columbia Advanced Systems Foundation ("ASI") and Sentry, ASI has the right in certain circumstances to convert $270,000 of debt into common shares of Sentry on certain terms and conditions. This Agreement has since expired. In the event that a new equity conversion agreement is not finalized, Sentry will be in default of the repayment requirements of the loan due to ASI.

Exhibit 16.0




April 8, 2002

Securities and Exchange Commission
450 Fifth Street, N.W.
Washington, D.C.
20549


I audited the financial statements of CTI Diversified Holdings Inc, (formerly Unique Bagel Co., Inc.) as of December 31, 2000. I have reviewed the Company's comments concerning their decision to change to a different firm for preparation of the December 31, 2001 financial statements. I agree with the statements made by the Company.



/s/ David J. Maxwell CA

Exhibit 23.1

                  CONSENT OF MOORE STEPHENS, ELLIS FOSTER .

                          INDEPENDENT ACCOUNTANTS

We consent to the use of our report dated March 12, 2002, with respect to the financial statements of CTI Diversified Holdings Inc. (formerly Unique Bagel Co., Inc.), in the Company's Annual Report (Form 10-K) dated April 15, 2002.



Vancouver, Canada                             /s/ Moore Stephens - Ellis Foster
                                             -----------------------------------
April 11, 2002                                Chartered Accountants