Form 10QSB
period 2002-03-31
CTI DIVERSIFIED HOLDINGS INC
filed 2002-05-15
CIK 1069489

As filed with the Securities and Exchange Commission on May 13, 2002

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X]                 QUARTERLY REPORT PURSUANT TO SECTION 13
                OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2002

                                        OR

[ ]                 TRANSITION REPORT PURSUANT TO SECTION 13
                 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to ______________

                         Commission File Number 000-30095

                          CTI DIVERSIFIED HOLDINGS, INC.
             (Exact name of registrant as specified in its charter)

             Delaware                                    33-0921967
--------------------------------------    --------------------------------------
State or other jurisdiction of                       (I.R.S. Employer
incorporation or organization                       Identification No.)

                     8525 COMMERCE COURT, BURNABY, BC V5A 4N3
            ----------------------------------------------------------
              (Address of principal executive offices) (Zip Code)

Registrant's telephone number, including area code (604) 646-6638

Securities registered pursuant to Section 12(b) of the Act:

   Title of each class                 Name of each exchange on which registered
          None                                            None
------------------------               -----------------------------------------

             Securities registered pursuant to Section 12(g) of the Act:
                     Common Stock, par value $.0001 per share
               ----------------------------------------------------
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

Number of shares outstanding of the registrant's class of common stock as of March 31, 2002: 17,808,744.

The authorized share capital:   50,000,000 common shares , par value of $0.0001

INDEX TO THE FORM 10-QSB

For the quarterly period ended March 31, 2002



                          PART 1 - FINANCIAL INFORMATION

                                                                            Page
                                                                            ----
Item 1.   Financial Statements                                                 3
Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operation                                            16

                           PART 11 - OTHER INFORMATION
Item 1.   Legal Proceedings                                                   19
Item 2.   Changes in Securities and Use of Proceeds                           19
Item 5.   Other Information                                                   19

                           FORWARD-LOOKING STATEMENTS

   This Quarterly Report on Form 10-QSB contains predictions, projections and other statements about the future that are intended to be "Forward-Looking Statements" within the meaning of section 21E of the Securities Exchange Act of 1934, as amended (collectively, "Forward-Looking Statements"). Forward-looking statements involve risks and uncertainties. A number of important factors could cause actual results to differ materially from those in the forward -looking statements. These factors include the inability to successfully design, develop and commercialize products, the reliance on third party suppliers for materials, the inability to attract and retain qualified staff, the Company's limited operating history and continuing operating losses, recent and potential development strategic alliances, the outcome of pending litigation, the impact of acquisitions, establishing and maintaining effective distribution channels, impact and timing of large orders, pricing pressures in the market, inability to create and protect intellectual property, inability to raise sufficient funding to sustain negative cash flows, lack of liquidity, systems failures, technological changes, volatility of securities markets, government regulations, and economic conditions and competition in the geographic and the business areas where we conduct our operations. In assessing forward-looking statement contained in this quarterly report on Form 10-QSB, readers are urged to read carefully all cautionary statements - including those contained in other sections of this quarterly report on Form 10-QSB.

                          PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

    Consolidated Statements of Operations and Deficit for the three months ended
     March 31, 2002 and 2001

    Consolidated Balance Sheet at March 31, 2002 and December 31, 2001

    Statement of Stockholders' Deficiency

    Consolidated Statement of Cash Flows for the three months ended March 31, 2002 and 2001

    Notes to Consolidated Financial Statements

CTI DIVERSIFIED HOLDINGS, INC.
(A Development Stage Enterprise)
(Unaudited)
Consolidated Statements of Operations and Deficit
(Expressed in U.S. Dollars)

-------------------------------------------------------------------------------------------------------------------
                                             August 11, 1998
                                              (inception) to             Three months          Three months
                                              March 31, 2002            ended March 31,       ended March 31,
                                               (cumulative)                  2002                  2001
-------------------------------------------------------------------------------------------------------------------
Expenses
   Advertising and promotion                  $       4,122          $       2,190          $       2,072
   Depreciation                                      15,931                  2,188                  4,273
   Automotive                                         2,391                   -                       738
   Consulting                                       244,198                 34,044                 67,301
   Interest and bank charges                         18,996                  4,898                    386
   Interest paid to shareholders                    111,118                 13,276                  3,500
   Investor relations and reporting costs           102,667                  1,921                 14,382
   Legal and accounting                              93,516                 31,051                  9,287
   Licenses, dues and subscriptions                   2,600                   -                     2,315
   Office                                            43,959                  8,772                 10,948
   Rent                                              15,682                   -                     9,718
   Telephone                                         10,342                    825                  3,366
   Travel                                           135,398                 38,368                 57,052
-------------------------------------------------------------------------------------------------------------------
                                                    800,920                137,533                185,338
-------------------------------------------------------------------------------------------------------------------
Loss from operations                               (800,920)              (137,533)              (185,338)

Other items
   Loss on investments                           (4,219,027)               (27,420)            (3,143,079)
   Interest and other revenue                        25,638                  6,696                    817
-------------------------------------------------------------------------------------------------------------------
Net loss for the period                          (4,994,309)              (158,257)            (3,327,600)

Deficit, beginning of period                           -                (4,836,052)               (12,468)
-------------------------------------------------------------------------------------------------------------------
Deficit, end of period                        $  (4,994,309)         $  (4,994,309)         $  (3,340,068)
-------------------------------------------------------------------------------------------------------------------

Loss per share (Basic and diluted)                                   $       (0.01)         $       (0.14)

Weighted average number of common shares outstanding                    17,808,744             23,288,061
-------------------------------------------------------------------------------------------------------------------

See accompanying notes to the financial statements

CTI DIVERSIFIED HOLDINGS, INC.
(A Development Stage Enterprise)
(Unaudited)
Consolidated Balance Sheets
(Expressed in U.S. Dollars)

================================================================================
                                                      March 31,    December 31,
                                                         2002          2001
--------------------------------------------------------------------------------

ASSETS

Current
   Cash and cash equivalents                       $    104,629    $        949
   Prepaid expenses                                       2,370             339
--------------------------------------------------------------------------------
Total current assets                                    106,999           1,288

Fixed assets                                             33,475          35,758
--------------------------------------------------------------------------------
Total assets                                       $    140,474    $     37,046
--------------------------------------------------------------------------------

LIABILITIES

Current

   Accounts payable and accrued liabilities        $    393,336    $    346,536
   Current portion of notes payable                     305,342          94,153
   Current portion of amounts due to shareholders       428,330          79,479
--------------------------------------------------------------------------------
Total current liabilities                             1,127,008         520,168

Notes payable                                            30,433          30,030

Due to shareholders                                     262,430         607,988
--------------------------------------------------------------------------------
Total liabilities                                      1,419,871      1,158,186
--------------------------------------------------------------------------------

STOCKHOLDER'S EQUITY (DEFICIENCY)

Capital stock                                              1,781          1,781

Contributed Surplus                                    3,713,131      3,713,131

Deficit accumulated during the development stage      (4,994,309)    (4,836,052)
--------------------------------------------------------------------------------

Total shareholders' equity (deficiency)               (1,279,397)    (1,121,140)
--------------------------------------------------------------------------------

Total liabilities and shareholders' deficiency     $     140,474    $    37,046
--------------------------------------------------------------------------------

Commitments

See accompanying notes to the financial statements

CTI DIVERSIFIED HOLDINGS, INC.
(A Development Stage Enterprise)
Consolidated Statements of Stockholders' Deficiency
From August 11, 1998 (Date of Inception) to March 31, 2002
(Expressed in U.S. Dollars)

-----------------------------------------------------------------------------------------------------------------------------------
                                                                                                                        Deficit
                                                                                                                      Accumulated
                                                                                                                       During the
                                                                                                   Contributed        Development
                                                                Common Shares     Stock Amount        Surplus             Stage
-----------------------------------------------------------------------------------------------------------------------------------
Shares issued to acquire 19% of New York Bagel
Co., Inc. and to pay organization cost of $125 on
August 11, 1998 valued at par value of $0.0001
per share                                                       20,000,000       $      2,000      $      4,091      $       -

Issuance of 500,000 common shares in August 1998
at $0.01 per share                                               2,000,000                200             4,800              -
-----------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1998                                      22,000,000              2,200             8,891              -

Net loss for the year ended December 31, 1999                         -                  -                 -               (2,994)

Balance, December 31, 1999                                      22,000,000              2,200             8,891            (2,994)
-----------------------------------------------------------------------------------------------------------------------------------
Cancellation of shares March 2000                              (15,000,000)            (1,500)            1,500              -

Issuance of 20,000 common shares on August 11,
2000 in consideration of directors                                  20,000                  2              -                 -

Stock dividend on December 12, 2000: 5.25 for one               29,835,000              2,983            (2,983)             -

Net loss for the year ended December 31, 2000                         -                  -                 -               (9,474)
-----------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 2000                                      36,855,000              3,685             7,408           (12,468)

Issuance of shares in consideration of legal
services performed                                                   5,000                  1             9,999              -

Cancellation of shares                                         (26,355,000)            (2,635)            2,635              -

Issuance of shares in exchange for 11,413,700
shares of common stock of Cobratech Industries
Inc.                                                             5,999,591                600         1,686,297              -

Conversion of promissory notes into common
stock, effective June 29, 2001                                   1,304,153                130         2,006,792              -

Net loss for the year ended December 31, 2001                         -                  -                 -           (4,823,584)
-----------------------------------------------------------------------------------------------------------------------------------

Balance, December 31, 2001                                      17,808,744              1,781         3,713,131        (4,836,052)

Net loss for the period ended March 31, 2002                          -                  -                 -             (158,257)
-----------------------------------------------------------------------------------------------------------------------------------

Balance, March 31, 2002                                         17,808,744       $      1,781      $  3,713,131      $ (4,994,309)
-----------------------------------------------------------------------------------------------------------------------------------


See accompanying notes to the financial statements

CTI DIVERSIFIED HOLDINGS, INC.
(A Development Stage Enterprise)
(Unaudited)
Consolidated Statement of Cash Flows

-------------------------------------------------------------------------------------------------------------------
                                             August 11, 1998
                                              (inception) to             Three months          Three months
                                              March 31, 2002            ended March 31,       ended March 31,
                                               (cumulative)                  2002                  2001
-------------------------------------------------------------------------------------------------------------------
Cash Flows from operating activities
   Net loss for the period                    $  (4,994,309)         $    (158,257)         $  (3,327,600)
   Adjustments to reconcile net income
    to net cash provided by operating
    activities:
    Depreciation                                     15,931                  2,188                  4,273
    Gain on sale of assets                           (2,701)                  -                      -
    Loss on investments                           4,219,027                 27,420              1,696,897
    Operating losses of foreign subsidiaries
      - equity basis                                187,975                   -                      -
    Write down of intangible assets                     125                   -                      -
-------------------------------------------------------------------------------------------------------------------
                                                   (573,952)              (128,649)            (1,626,430)

Change in assets and liabilities:
    Increase in accounts receivable                    -                      -                    (1,269)
    Increase in prepaid expenses                     (2,370)                (2,031)                  -
    Increase in accounts payable and accrued
      liabilities                                   193,431                 46,895                115,334
    Net liabilities acquired on acquisition
      of Cobratech                                 (610,680)                  -                      -
-------------------------------------------------------------------------------------------------------------------
                                                   (993,571)               (83,785)            (1,512,365)
-------------------------------------------------------------------------------------------------------------------
Cash flows from financing activities
    Issuance of share capital                             2                   -                      -
    Net increase in convertible notes             2,006,922                   -                      -
    Net increase in notes payable                   335,775                211,592                122,024
    Net increase in shareholder advances
      (repayments)                                  690,760                  3,293              1,592,163
-------------------------------------------------------------------------------------------------------------------
                                                  3,033,459                214,885              1,714,187
-------------------------------------------------------------------------------------------------------------------
Cash flows from (used in) investing activities
    Capital expenditures                            (71,786)                  -                   (73,010)
    Proceeds on sale of New York Bagel Inc.           6,066                   -                      -
    Investment in Sentry Telecom Systems Inc.      (592,249)               (24,800)              (127,737)
    Investment in foreign subsidiary companies     (661,296)                  -                      -
    Proceeds on sales of assets                      24,886                   -                      -
    Funding advanced to foreign subsidiary
      companies                                    (725,590)                  -                      -
-------------------------------------------------------------------------------------------------------------------
                                                 (2,019,969)               (24,800)              (200,747)
-------------------------------------------------------------------------------------------------------------------
Effect of exchange rate changes                      82,330                   -                      -
Increase in cash and cash equivalents               102,249                106,300                  1,075
Cash and cash equivalents, beginning of period        5,000                    949                   -
-------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents, end of period      $     107,249          $     107,249          $       1,075
-------------------------------------------------------------------------------------------------------------------

Supplementary disclosure - non-cash transactions
  Cash flows from financing activities
    Conversion of notes payable to equity     $  (2,006,922)         $        -             $        -
    Issuance of equity on conversion of debt      2,006,922                   -                      -
    Issuance of shares on acquisition of
      Cobratech                                   1,686,897                   -                      -
-------------------------------------------------------------------------------------------------------------------
    Issuance of share capital in exchange
      for services                                   10,000                   -                      -
-------------------------------------------------------------------------------------------------------------------
Cash flows from (used in) investing activities
    Investment in Cobratech Industries Inc.      (1,696,897)                  -                      -
-------------------------------------------------------------------------------------------------------------------

See accompanying notes to the financial statements

CTI DIVERSIFIED HOLDINGS, INC.
(A Development Stage Enterprise)
(unaudited)
Notes to the Consolidated Financial Statements
(Expressed in US Dollars)
March 31, 2002
================================================================================

1.   Basis of Presentation

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
     Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires the Company's management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported amounts of revenues and expenses during the reporting period. In the opinion of management, the accompanying financial statements include all adjustments, which are normal, recurring and necessary in order to make the interim financial statements not misleading. Operating results for interim periods are not necessarily indicative of the results that may be expected for the year.

     For further information, refer to the audited financial statements and notes thereto included in the CTI annual report on Form 10-KSB for the fiscal year ended December 31, 2001.

     The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future. The Company has no current source of revenue. The future of the Company as a "going concern" is highly dependent upon the Company's ability to attract new long-term and permanent equity financing, to complete the development and marketing of the Sentry products, to have the continued support of creditors and shareholders, and ultimately to reach a profitable level of operations. Accordingly, they do not give effect to adjustment, if any that would be necessary should the Company be unable to continue as a going concern and, therefore, be required to realize its assets and liquidate its liabilities other than in the normal course of business and at amounts that may differ from those shown in the financial statements.

2.   Summary of significant accounting policies

     (a)  Principles of Consolidation and Long term Investments

          The consolidated financial statements include the accounts of CTI Diversified Holdings, Inc. and its wholly-owned subsidiary (collectively the "Company"), Cobratech Industries Inc. ("Cobratech"). All significant intercompany accounts and transactions have been eliminated. The Company's investments in Cobratech Industries Limited ("CIL"), Cobratech Industries Japan Limited ("CIJL"), and IT Transit Limited ("IT") ceased operations in 2001. The Company is exploring voluntary bankruptcy as a means under which to accommodate this. The Company believes its loss is limited to its investment in and advances made to the foreign subsidiaries. Because of the expected loss of control, the investment in these subsidiaries has been recorded on an equity basis.

     (b)  Loss per share

          Loss per share is computed using the weighted average number of common shares outstanding during the period. Potential common shares, which could dilute earnings in the future, are disclosed in (note 7).

CTI DIVERSIFIED HOLDINGS, INC.
(A Development Stage Enterprise)
(unaudited)
Notes to the Consolidated Financial Statements
(Expressed in US Dollars)
March 31, 2002
================================================================================

2.   Summary of significant accounting policies, continued

     (c)  Use of Estimates

          The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the period. Actual results may differ from those estimates.

     (d)  Impairment of Long-term Assets

          The Company re-evaluates the recoverability of long-term assets, including capital assets, long term investments, advances receivable, and intangible assets based upon estimates using factors such as future asset utilization, business climate and future discounted cash flows expected to result from the use of the related assets or be realized on sale. The Company's policy is to write down assets to their net recoverable amount in the period when it is determined that the carrying amount of the asset is not likely to be recovered.

     (e)  Cash equivalents

          The Company considers all highly liquid investments with maturities of three months or less when purchased, to be cash equivalents. There were no cash equivalents at March 31, 2002 and at December 31, 2001.

     (f)  Fixed Assets

          Fixed assets are recorded at historical costs. Depreciation of capital assets is calculated using the following methods and rates:

             Computer equipment       - 30% declining balance basis
             Furniture and fixtures   - 20% declining balance basis

     (g)  Comparative figures

          Certain of the comparative figures have been reclassified to conform to the current years presentation.

CTI DIVERSIFIED HOLDINGS, INC.
(A Development Stage Enterprise)
(unaudited)
Notes to the Consolidated Financial Statements
(Expressed in US Dollars)
March 31, 2002
================================================================================

3.   Long Term Investments

     Sentry Telecom Systems Inc.
     ---------------------------

     The Company advanced $343,357 to Sentry Telecom Systems Inc. ("Sentry") a private company acquired subsequent to March 31, 2002 (see Note 9). The advances were made by way of promissory notes which bear interest at the Bank of Montreal prime lending rate plus 5% per annum. The promissory notes are unsecured and have no set terms of repayment. The Company believes based on the current financial position of Sentry, that it is probable that it will not collect the amounts due from Sentry according to the contractual terms of the notes and accordingly, have recorded a provision for impairment in value as follows:

         Advances made plus accrued interest during 2001              $ 317,449

         Less: Provision for impairment in value at December 31, 2001  (317,449)
         -----------------------------------------------------------------------
         Carrying value at December 31, 2001                               -

         Advances made plus accrued interest from January 1, 2002
           to March 31, 2002                                             27,420
         Less: Provision for impairment in value at March 31, 2002      (27,420)
         -----------------------------------------------------------------------
         Carrying value at March 31, 2002                             $    -
         -----------------------------------------------------------------------

4.   Fixed assets

     ---------------------------------------------------------------------------------------------------------
                                                    Accumulated        March 31, 2002      December 31, 2001
                                        Cost        depreciation       Net book value        Net book value
     ---------------------------------------------------------------------------------------------------------
     Furniture & equipment           $   35,594       $   11,423         $   24,171           $   25,572
     Computer equipment                  16,529            7,225              9,304               10,186
     ---------------------------------------------------------------------------------------------------------
                                     $   52,123       $   18,648         $   33,475           $   35,758
     ---------------------------------------------------------------------------------------------------------

CTI DIVERSIFIED HOLDINGS, INC.
(A Development Stage Enterprise)
(unaudited)
Notes to the Consolidated Financial Statements
(Expressed in US Dollars)
March 31, 2002
================================================================================

5.   Notes payable

     The terms of the notes payable are as follows:

<CAPTION
     ------------------------------------------------------------------------------------------------------
                                                                                  March 31,   December 31,
                                                                                    2002          2001
     ------------------------------------------------------------------------------------------------------
     Note payable - Unity Wireless Corporation ("Unity"). The note bears interest at 1% per month and is secured by a general security agreement covering the assets of Cobratech Industries Inc. The balance at March 31, 2002 consists of principle plus accrued interest.
     In November 2001, the company agreed to pay 10% of all funds received from financing in excess of $100,000 to Unity in repayment of the notes. The repayment terms expired on May 5, 2002. As of May 5, 2002,
     the Company is in default of this agreement.                                 $    97,006   $    94,153

     Notes payable - The notes bear interest at the Bank of Montreal prime rate plus 5% per annum, compounded monthly. The holder of the note has
     agreed not to demand repayment prior to June 2003.                                30,433        30,030

     Notes payable - The notes bear interest at 9% per annum, compounded
     monthly. The notes are due on demand.                                            208,336          -
     ------------------------------------------------------------------------------------------------------
     Total notes payable                                                              335,775       124,183

     Less: current portion due within one year                                        305,342        94,153
     ------------------------------------------------------------------------------------------------------
     Long term portion                                                            $    30,433   $    30,030
     ------------------------------------------------------------------------------------------------------

6.   Due to shareholders

     The terms of the amounts due to shareholders are as follows:

<CAPTION
     ------------------------------------------------------------------------------------------------------
                                                                                  March 31,   December 31,
                                                                                    2002          2001
     ------------------------------------------------------------------------------------------------------
     Notes payable - The notes payable are due to shareholders and bear interest at the Bank of Montreal prime rate plus 5% per
     annum, compounded monthly.                                                   $   532,574   $   522,097

     Notes payable - The notes are due to a shareholder and director of CTI. The notes bear interest at the Bank of Montreal prime rate
     plus 5% per annum, compounded monthly.                                            87,346        85,891

     Advances from shareholders, non-interest bearing with no set terms
     of repayment.                                                                     70,840        79,479
     ------------------------------------------------------------------------------------------------------
                                                                                      690,760       687,467

     Less: current portion due within one year                                        428,330        79,479
     ------------------------------------------------------------------------------------------------------
                                                                                  $   262,430   $   607,988
     ------------------------------------------------------------------------------------------------------

CTI DIVERSIFIED HOLDINGS, INC.
(A Development Stage Enterprise)
(unaudited)
Notes to the Consolidated Financial Statements
(Expressed in US Dollars)
March 31, 2002
================================================================================

6.   Due to shareholders continued

     (a) The minimum principal repayments on the notes payable to shareholders during the next two years are as follows:

            -----------------------------------------------------
            2002                                      $   428,330
            2003                                          262,430
            -----------------------------------------------------
            Total                                     $   690,760
            -----------------------------------------------------

7.   Capital Stock

     (a) Authorized: 50,000,000 common shares with a par value of $0.0001 per share

     (b)  Issued: 17,808,744 common shares

     (c)  Warrants

          In February 2002, the Company issued 300,000 share purchase warrants, with an exercise price of $0.25 per share and an expiry date of December 2006, to two directors of the company. The warrants also have a cashless exercise price. In lieu of exercising this warrant, the holder may elect to receive shares of common stock equal to the "value" of the warrant, calculated based on the fair market value of the shares in excess of the exercise price.

          As of March 31, 2002, the Company has the following warrants outstanding:

          Number of warrants          Exercise price           Expiry date
          -------------------         --------------           -----------
               702,770                     $ 2.20              June 2003
               601,380                     $ 1.50              June 2003
               300,000                     $ 0.25              December 2006
             ---------
             1,604,150
             =========

8.   Commitments

     (a) The Company has entered into operating leases for certain office equipment. Minimum rental payments under these leases are as follows:

                     --------------------------------------------------
                     2003                                   $     3,897
                     2004                                         1,948
                     --------------------------------------------------
                     Total                                  $     5,845
                     --------------------------------------------------

CTI DIVERSIFIED HOLDINGS, INC.
(A Development Stage Enterprise)
(unaudited)
Notes to the Consolidated Financial Statements
(Expressed in US Dollars)
March 31, 2002
================================================================================

9.   Subsequent events

     (a) Subsequent to March 31, 2002, the company issued the following shares of common stock:

          --------------------------------------------------------------------------------------------------------
                                                                                     Number of       Market value
                                                                                       shares          of shares
          --------------------------------------------------------------------------------------------------------
          Shares issued in exchange for financial consulting and corporate public relations services for the 12 months ended April 25, 2002, valued at $0.23 per share, the market price of the shares at the
          date of issuance                                                           100,000         $    23,000

          Shares issued to seed capital investors of Cobratech as a bonus for non-filing of registration statement, valued at $0.27 per
          share, the market price of the shares at the date of issuance              176,140              47,558

          Shares issued in exchange for shares of Sentry Telecom Systems
          Inc. (b)                                                                   500,000             110,000

          Shares issued on conversion of debts of Sentry (c)                         592,826             172,206
          --------------------------------------------------------------------------------------------------------
                                                                                   1,368,966         $   352,764
          --------------------------------------------------------------------------------------------------------

     (b)  Sentry Telecom Systems Inc.
          ---------------------------

          On April 15, 2002, the Company completed the acquisition of 90% of the issued and outstanding shares of Sentry Telecom Systems Inc. ("Sentry"). Sentry is a British Columbia private company, involved in the designing and selling of products for the computer telecommunication security industry. The acquisition will be accounted for using the purchase method.  The total purchase price consisted of :

          --------------------------------------------------------------------------------------------------------
          Summary of Acquisition costs
          --------------------------------------------------------------------------------------------------------
          1,000,000 units of Sentry, consisting of 1,000,000 common shares of
          Sentry and 1,000,000 share purchase warrants (i)                                          $    250,000

          7,160,000 common shares (80%) of Sentry acquired in exchange for
          500,000 shares of common stock of CTI (ii)                                                     110,000

          Acquisition and related expenses                                                                21,862
          --------------------------------------------------------------------------------------------------------
                                                                                                    $    381,862
          --------------------------------------------------------------------------------------------------------

CTI DIVERSIFIED HOLDINGS, INC.
(A Development Stage Enterprise)
(unaudited)
Notes to the Consolidated Financial Statements
(Expressed in US Dollars)
March 31, 2002
================================================================================

9.   Subsequent events, continued

          (i) On May 15, 2001, CTI entered into a Purchase and Sale Agreement with Sentry to purchase 4,400,000 units of Sentry. Each unit comprised one common share and one purchase warrant, for $1,100,000. The Agreement expired on August 15, 2001. In 2001, CTI paid $250,000 as a non-refundable, convertible deposit to Sentry under this agreement. The non-refundable deposit was converted into units of Sentry at $0.25 per unit, each unit to be comprised of one common share and one warrant to purchase an additional common share.

          (ii) In January 2002, the Company entered into a share purchase agreement with the founding shareholders of Sentry to acquire an additional 7,160,000 common shares (80.0%) of Sentry in exchange for 500,000 shares of common stock of CTI. The acquisition closed on April 15, 2002 with the release of 150,000 shares. The remaining 350,000 shares are held in trust by the Company's solicitors and will only be released as certain performance milestones are achieved. To the extent that these performance milestones are not met, some or all of these unreleased shares will be surrendered and returned to the Company for cancellation. Shares issued on the acquisition were valued at $0.22 per share, the market price of the shares at the date the share purchase agreement was signed.

     (c) In May 2002, the Company agreed to convert certain amounts owing by Sentry to British Columbia Advanced Systems Institute ("ASI") into shares of common stock of CTI. ASI advanced Sentry $172,206 ($270,000 Canadian) to assist in performing certain specified research and development work. In May, ASI agreed to convert the outstanding balance into 592,826 common shares of CTI. The shares issued on the conversion were valued at $0.29 per share, the average closing price for CTI shares for the 20 days prior to April 30, 2002.

10.  Related party transactions

     The aggregate amount of expenditures made to parties not at arm's length to the Company for the three month period ended March 31, consist of the following:

     ---------------------------------------------------------------------------
                                                              2002       2001
     ---------------------------------------------------------------------------
     Consulting fees paid or accrued to a director
        of the Company                                   $    6,000   $     -
     ---------------------------------------------------------------------------
     Interest paid to shareholders                       $   13,276   $    3,500
     ---------------------------------------------------------------------------
     Management is of the opinion that the terms and conditions are consistent with standard business practice.

11.  Contingency

     The Company is a defendant in an outstanding legal proceeding. The Company has disputed the claim and management has advised that the outcome of the claim is not determinable at this time.

CTI DIVERSIFIED HOLDINGS, INC.
(A Development Stage Enterprise)
(unaudited)
Notes to the Consolidated Financial Statements
(Expressed in US Dollars)
March 31, 2002
================================================================================

12.  New authoritative pronouncements

     (a) In July 2001, the FASB issued SFAS No. 141 "Business Combinations". SFAS No. 141 addresses financial accounting and reporting for business combinations and supersedes AFS Opinion No. 16 "Business Combinations" and SFAS No. 38 "Accounting for Preacquisition Contingencies of Purchased Enterprises". This standard eliminates the pooling-of-interests method of accounting for business combinations, requiring the purchase method of accounting. This standard also revises the measures for accounting for negative goodwill and establishing whether an intangible asset is a part of acquired goodwill. The provisions of this statement apply to all business combinations initiated after June 30, 2001. This statement also applies to all business combinations accounted for using the purchase method for which the date of acquisition is July 1, 2001 or later. The adoption of this standard has not had a material impact on our financial position or results of operations.

     (b) In July 2001, the FASB issued SFAS No. 142 "Goodwill and Other Intangible Assets". SFAS No. 142 provides guidance on accounting for goodwill and intangible assets. This statement requires that goodwill not be amortized. A reduction in goodwill will only result from an impairment test if the test reveals that the fair value of goodwill is below its carrying value. An acquired intangible asset (other than goodwill) with an indefinite useful life should not be amortized until its useful economic life is determined to be finite. These assets should be annually tested for impairment (at a minimum). An acquired intangible asset (other than goodwill) with a limited useful life should be amortized over its useful economic life and reviewed for impairment.

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

     (c) In September 2001, the FASB issued SFAS No. 144, "Accounting for Impairment or Disposal of Long Term Assets", SFAS supersedes SFAS 121 "Accounting for Impairment of Long Term Assets and Long-Lived Assets to be disposed of", but retains the basic requirements regarding when and how to measure an impairment loss, SFAS applies to long-lived assets to be held or disposed of but specifically excludes certain classes or assets such as goodwill and intangible not being amortized. We do not believe that the adoption of this standard will have a material impact on our financial position or results of operations.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

   The following discussion of the financial condition, results of operations, cash flows and changes in financial position of CTI Diversified Holdings, Inc. (the "Company") should be read in conjunction with the Company's most recent financial statements and notes appearing elsewhere in this Form 10-QSB; and in the Company's 10-KSB filed on April 15, 2002.

Overview

   We, CTI Diversified Holdings, Inc., intend to design, develop and manufacture telecommunication security products for a broad range of corporate, government, military and institutional (collectively referred to as "enterprise") applications. We are in the start-up phase of our operations, having not yet completed development of our initial product and having not yet booked any sales of our initial product. Upon the completion of a purchase and sale agreement in April 2002 to acquire 90% of the outstanding shares of Sentry Telecom Systems Inc. ("Sentry") from the founding shareholders of Sentry, the Company adopted the Business plan of Sentry.

   Sentry is a private company incorporated in British Columbia, Canada. Sentry has a limited history of operations, and has not been profitable to date. Sentry has focused its efforts on developing security and detection products for corporate and public telecommunications systems since 1998. Telecommunications security and detection products encompass the hardware and software tools, policies and procedures needed to ensure that only authorized persons may access telecommunications resources. Our goal is to become a significant supplier of security products to corporate customers and communications service providers through the continuing development and introduction of security and telecommunications network products that are compatible with other manufacturers product offerings used in telecommunications.

   Our initial and primary product at present, the "Phonewall", is a telecommunications security product, or a product that restricts or blocks access to all or part of a telecommunications network. It has been designed to protect communications or telephone networks that carry information or data stored in an electronic form from the threat of unauthorized modem access and to protect communications or telephone networks that carry primarily voice traffic from the theft of unauthorized services. The Phonewall is a combination of hardware and software that is installed on telephone lines between the user of the product and a telephone service provider and that blocks access to computer networks from intruders and/or unauthorized persons attempting to enter through telephone lines and telephone networks.

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

   Sentry's plan over the next twelve months is to have the Phonewall commercially available for sale. Achievement of this goal is dependent on the Company successfully completing its planned personnel hires, developing and executing a solid marketing plan, accessing adequate financing, successfully establishing strategic alliances and effective distribution channels, successfully designing, developing and commercializing its products, successfully creating and protecting its intellectual property, and its ability to sustain volatility in markets, systems failures, technological changes, and government regulations.

   Our negotiations to acquire Sentry commenced in February 2001, when we entered into a Letter of Intent with Sentry. Sentry agreed to deal exclusively with us for potential acquisition and we agreed to commence funding their operational requirements on a monthly basis by way of unsecured loans. In May 2001 we entered into a Purchase and Sale Agreement (the "Sentry Purchase") with Sentry to purchase a 34% equity interest, or 4,400,000 units, each unit comprised of one common share plus one purchase warrant, for $1,100,000. The Agreement was to close by August 15, 2001. We paid $250,000 as a non-refundable, convertible deposit to Sentry and, between May 15 and August 15, advanced by way of promissory notes approximately $224,000 to Sentry. The non-refundable deposit was converted into units of Sentry at $0.25 per unit, each unit comprising one common share and one warrant to purchase an additional common share.

   On August 15, 2001, the Sentry Purchase agreement between Sentry and CTI expired. Due to our inability to generate revenues as planned in our Asian operations, the need to fund those offices longer than planned and eventually the need to expend additional money to wind down these operations, we had experienced difficulties in advancing sufficient monies to Sentry for them to meet their own business plan objectives. We commenced negotiating an extension to the Sentry closing to December 31, but the extension negotiations were never completed. In September, the capital markets were rocked by the events of 9/11 and it became even more difficult for us to continue to raise funds. Accordingly, we reduced significantly the amount of funding being provided to Sentry, and commenced negotiating a new agreement with the founding shareholders of Sentry whereby we would acquire only their shares. As a result of the cessation of funding from us, Sentry ceased its operations in late September and dismissed all of its employees. During the period October 2001 through March, 2002, we advanced approximately $43,000 to Sentry, to cover only absolutely essential expenditures, in order to keep Sentry alive during this period.

   In January 2002, we entered into an agreement to acquire 7,160,000 common shares (80%) of Sentry, directly from the founding shareholders of Sentry, in exchange for 500,000 shares of common stock of CTI. This agreement closed on April 15, 2002 with the release of 150,000 shares. The remaining 350,000 shares are held in trust by the Company's solicitors and will only be released as certain performance milestones are achieved. To the extent that these performance milestones are not met, some or all of these unreleased shares will be surrendered and returned to the Company for cancellation. Including the 1,000,000 shares of Sentry that were received pursuant to the non-refundable, but convertible deposit on the May 2001 Sentry Purchase agreement, CTI now owns 90.7% of the outstanding common stock of Sentry. It is our intent that Sentry's minority stockholders, currently holding the balance of 839,200 shares of Sentry, will receive an offer to exchange their Sentry shares for shares in our company on a basis yet to be determined.

   We received $277,654 in the first four months of 2002 in financing from an outside party, which allowed us to commence re-starting Sentry's operations in late March. We advanced $24,800 to Sentry during the period January 1, 2002 to March 31, 2002, and advanced a further $110,000 in April 2002 to allow Sentry to commence operations. In late March 2002, after completion of the new Sentry agreement, Donald Farnell, resigned his positions at Sentry and was re-appointed a director, President & CEO of our company and Marlene Gaudry was re-appointed our Chief Financial Officer. Concurrently, Mark Godsy, who had become a significant shareholder of our company, was appointed a director and agreed to serve as Chairman of the Board. These management changes were augmented in early April by the nomination of Douglas A. Mazur as a director and President and CEO of Sentry and appointment of Mark Godsy as a director and Chairman of Sentry. Concurrent with the management changes, Sentry recommenced operations.

Results of Operations

(All amounts are in US dollars unless otherwise stated)

   In the third quarter of 2001, the Company decided to cease all of the Asian operations of Cobratech. As of August 31, 2001, we closed our offices in both Hong Kong and Tokyo, terminated all of our employees and vacated our premises. The Company's investment in its Asian operations was recorded on an equity basis to reflect its decision to wind up the companies through possible bankruptcy or dissolution of these subsidiaries. The results for the period ended March 31, 2001 reflect the operating results of CTI and Cobratech Industries Inc. on a consolidated basis, and the Asian subsidiaries; Cobratech Industries Limited,

Cobratech Industries Japan Limited, and IT Transit Limited (collectively "Asian Operations"), on an equity basis.

For the 3 months ended March 31, 2002
-------------------------------------

   For the first three months of 2002, the Company had limited operations and did not generate any revenue from operations.

   Total expenses for the first quarter of 2002 were $137,533 compared to $185,338 for the three months ended March 31, 2001. The majority of expenses incurred in the first quarter of 2002 consisted of legal, and accounting costs, investor relations and regulatory costs, consulting fees and travel expenses. Travel costs, which amounted to $38,368, were largely attributable to fund raising activities undertaken in the first quarter. Legal and accounting costs, and consulting fees are primarily costs associated with the preparation of our 10-KSB and general financial consulting services incurred in the quarter.

   For the first quarter of 2002, we recorded a loss on our investment in Sentry of $27,420. The loss is a result of management's decision to record an impairment in the value of its advances to Sentry of $27,420 for the period. The advances were made by way of promissory notes which bear interest at the Bank of Montreal prime lending rate plus 5% per annum. The promissory notes are unsecured and have no set terms of repayment. The Company believes based on the current financial position of Sentry, that it is probable that it will not collect the amounts due from Sentry according to the contractual terms of the notes and accordingly, have recorded a provision for impairment in value.

   For the first quarter of 2001, we recorded a loss on our investments of $3,143,079 which includes a write down of goodwill recorded on the acquisition of Cobratech, a writedown of our equity investment in our Asian operations and a provision for impairment in value of our investment in Sentry.

   As a result of the above transactions noted above, we incurred a loss of $158,257 or $0.01 per share for the first quarter of 2002 compared to a loss of $3,327,600 or $0.14 per share for the first quarter of 2001.

Liquidity and Capital Resources

   At March 31, 2002, our current assets totaled $106,999 compared to $1,288 at December 31, 2001. Our current assets at March 31, 2002 consisted of $104,629 in cash, and $2,370 in prepaid expenses.

   During the first 3 months of 2002, we used $83,785 of cash in operating activities, generated $214,885 in cash from financing activities, and used $24,800 of cash in investing activities.

   Our cash generated from financing activities of $214,885, consisted of advances from shareholders of $3,293 and promissory notes issued of $211,592. The shareholder advances bear interest at the Bank of Montreal prime lending rate plus 5% per annum, are unsecured, and have no set terms of repayment. The promissory notes bear interest at 9% per annum, are unsecured, and have no set terms of repayment.

   At March 31, 2002, we had total liabilities of $1,419,871 compared to $1,158,186 at December 31, 2001. The increase in liabilities reflects the shareholder advances and promissory notes issued during the quarter as well as an increase in accounts payable and accrued liabilities of $46,895 during the quarter.

   We believe our existing cash balances are sufficient to carry our normal operations for the next one month. To the extent that we require additional funds to support our operations or the expansion of our business, we may sell additional equity or issue debt. Any sale of additional equity securities will result in dilution of our stockholders. There can be no assurance that additional financing, will be available to our company or on acceptable terms.

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

   Cobratech, along with various alleged guarantors, have been sued in the Supreme Court of British Columbia, by Unity Wireless Corp. for repayment of certain funds advanced to Cobratech. In November 2000, Unity advanced $200,000 to Cobratech, evidenced by a promissory note and secured by a general security agreement covering the assets of Cobratech. The loan bears interest at 1% per month. The action is dated October 24, 2001. The principal balance owing at December 31, 2001 under the loan agreement was approximately $78,000. The action has been stayed until May 2002 on the condition that Cobratech pays 10 percent of all funds received from financing in excess of $100,000 until May 2002, until the outstanding amount has been paid. Two of our directors were also directors of Unity. The company is currently in default of this agreement.

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

We issued the following securities during the period, January 1, 2002 to May 14, 2002:

   April 2002 - 100,000 shares of common stock issued to two shareholders in exchange for financial consulting and corporate public relations services, under Regulation S

   April 2002 - 176,140 shares of common stock issued to approximately 35 seed capital investors of Cobratech as a bonus for non-filing of a registration statement, under Regulation S

   April 2002 - 500,000 shares of common stock issued to two persons in exchange for shares of Sentry, under Regulation S

   May 2002 - 592,826 shares of common stock to a Canadian company issued on conversion of debts of Sentry, under Regulation S

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We submitted no matters to a vote of security holders during the quarter ended March 31, 2002.

ITEM 5.   OTHER INFORMATION

   In March 2002, after completion of the new Sentry agreement, Donald Farnell, resigned his positions at Sentry and was re-appointed a director, President & CEO of our company and Marlene Gaudry was re-appointed our Chief Financial Officer.

   Mr. Mark Godsy, who became a significant shareholder of our company in the first quarter of 2002, was appointed a director and agreed to serve as Chairman of the Board in March 2002.

   In April 2002, Mr. Douglas A. Mazur was appointed a Director, President and CEO of Sentry.

   In April 2002, Mr. Mark Godsy was appointed a Director and Chairman of
Sentry.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

(a) The following exhibits are filed as part of this Quarterly report on Form 10-QSB.

      3.1.1 Article of Incorporation of Union Bagel Co., Inc. a Delaware corporation (now CTI Diversified Holdings, Inc.) dated August 11, 1998. Incorporated by reference to Exhibit 2.2 of the Form 10SB12G filed with the SEC on March 24, 2000

      3.1.2 Certificate of Amendment of the Certificate of Incorporation of Unique Bagel Co., Inc., a Delaware corporation dated January 10, 2001, changing the name Unique Bagle to CTI Diversified Holdings, Inc. (incorporated by reference to Exhibit 3.1.2 to the Company's form 10-KSB filed on April 17, 2001

      3.1.3 Bylaws of Unique Bagel Co., Inc. (now CTI Diversified Holdings, Inc., a Delaware corporation), dated August 11, 1998. Incorporated by reference to Exhibit 3.1 of the company's Form 10SB12G, filed with the SEC on March 24, 2000)

      10.1   Warrant to Purchase Common Stock of CTI Diversified Holdings, Inc.

      21.1 Schedule of Subsidiaries of CTI Diversified Holdings, Inc. (incorporated by reference to Exhibit 21.1 to the Company's Form 10-KSB filed with the SEC on April 17, 2001)


(b) The following Current Reports on Form 8-K were filed by the Company during the last quarter of the period covered by this report:

      None

                                    SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 13th day of May 2002.


                                                   CTI DIVERSIFIED HOLDINGS INC.

Date: May 13, 2002

                                               By: /s/ Donald Farnell
                                               ---------------------------------
                                               Director, Chief Executive Officer

                                               By: /s/ Marlene Gaudry
                                               ---------------------------------
                                               Chief Financial Officer

EXHIBIT 10.1
                   WARRANT


       NUMBER 001          DATE: February 18, 2002

THESE SECURITIES HAVE NOT BEEN REGISTERED WITH THE UNITED STATES SECURITIES
AND EXCHANGE COMMISSION OR THE SECURITIES COMMISSION OF ANY STATE. THE SECURITIES ARE BEING OFFERED SOLELY TO ACCREDITED INVESTORS UNDER REGULATION D PROMULGATED UNDER THE SECURITIES ACT OF 1933, AS AMENDED (THE "ACT"). THE SECURITIES ARE "RESTRICTED" AND MAY NOT BE OFFERED OR SOLD IN THE UNITED STATES OR TO U.S. PERSONS UNLESS THE SECURITIES ARE REGISTERED UNDER THE ACT OR PURSUANT TO AVAILABLE EXEMPTIONS FROM THE REGISTRATION REQUIREMENTS OF THE ACT AND THE COMPANY IS PROVIDED WITH OPINION OF COUNSEL OR OTHER SUCH INFORMATION AS IT MAY REASONABLY REQUIRE TO CONFIRM THAT SUCH EXEMPTIONS ARE AVAILABLE. FURTHER, HEDGING TRANSACTIONS INVOLVING THE SECURITIES MAY BE MADE ONLY IN COMPLIANCE WITH THE ACT.

                       Warrant to Purchase Common Stock
                                      Of
                        CTI Diversified Holdings, Inc.

This Warrant to Purchase Common Stock (this "Warrant") is issued February 18, 2002, by CTI Diversified Holdings, Inc., a Delaware corporation (the "Company"), to "John Anderson/Rene Palsenbarg: (the "Holder").
               -------------------------------

1.   Issuance of Warrant Term. The Company hereby grants to Holder, subject
     ------------------------
to the provisions hereinafter set forth, the right to purchase 150,000 shares of common stock $0.0001Par value per share, of the Company (the "Common Stock"). The shares of Common Stock issuable upon exercise of this Warrant are hereinafter referred to as the "Shares". This Warrant shall be exercisable at any time after 5:00 p.m. PST on March 18, 2002 until 5PM December 15, 2006 except as provided hereunder or otherwise cancelled or exchanged as provided herein.

2.     Exercise Price. The exercise price per share for which all or any
      ---------------
of the Shares may be purchased pursuant to the terms of this Warrant shall be $.25 U.S.

3.     Exercise Conditions.
      ---------------------

   (a) This warrant may be exercised by Holder in whole or in part, upon delivery of written notice of intent to the Company at the address of the Company set forth below its signature below or such other address as the Company shall designate in written notice to Holder, together with this Warrant and payment (in the manner described in Section 3 (b) below) for the aggregate Exercise Price of the Shares so purchased. Upon exercise of this Warrant as aforesaid, the Company shall as promptly as practicable execute and deliver to Holder a certificate or certificates for the total number of whole Shares for which this Warrant is being exercise in such names and denominations as are requested by Holder. If this Warrant shall be exercised with respect to less than all of the Shares, Holder shall be entitled to receive a new Warrant covering the number of Shares in respect of which this Warrant shall not have been exercised, which new Warrant shall in all other respects be identical to this Warrant.

   (b) Payment for the Shares to be purchased upon exercise of this Warrant may be made by wire transfer or by the delivery of a certified or cashier's check payable to the Company for the aggregate Exercise Price of the Shares to be purchased. All payments shall be in U.S. Dollars; in lieu of payment in cash, the Holder may use the cashless exchange feature provided in
Section 3 (c) below, or a combination of cash and cashless exchange.


   (c) Cashless Exercise: Net Issue Exercise.
                          -------------------

        (i) In lieu of exercising this Warrant pursuant to Section 3(b), Holder may elect to receive shares of Common Stock equal to the value of this Warrant (or of any portion thereof remaining unexercised) by surrender of this Warrant at the principal office of the Company together with notice of such election, in which event the Company shall issue to Holder a number of shares of the Company's Common Stock computed using the following formula:

   X = Y(A-B)
       ------
         A
   Where   X = the number of shares of Common Stock to be issued to Holder.
           Y = the number of shares of Common Stock purchasable under this Warrant (at the date of such calculation).
           A = the fair market value of one share of the Company's Common Stock (at the date of such calculation).
           B = Warrant Price (as adjusted to the date of such calculation).

        (ii)   Fair Market Value. For purposes of this Section 3, fair market
               ------------------
value of one share of the Company's Common Stock shall mean:

        (1) The average of the closing bid and asked prices of the Company's Common Stock quoted in the Over-The-Counter Market Summary or the closing price quoted on any exchange on which the Common Stock is listed, whichever is applicable, as published in the Seattle Edition of The Wall Street Journal (or as published by such other recognized source chosen by the Company in the event it is not listed in the Wall Street Journal) for the 5 trading days prior to the date of determination of fair market value; or

        (2)   If the Company's Common Stock is not traded
Over-The-Counter or on an exchange, the per share fair market value of the Common Stock shall be as determined by an independent appraiser appointed in good faith by the Company's Board of Directors. The cost of such appraisal shall be borne by the Company.

     (d) Automatic Exercise. To the extent this Warrant is not previously exercised, and if the fair market value of one share of the Company's Common Stock is greater than the Warrant Price, as adjusted, this Warrant, subject to the conditions for exercise in Section 3(a), shall be deemed automatically exercised in accordance with section 3(c) hereof (even if not surrendered) immediately before its expiration. For purposes of such automatic exercise, the fair market value of one share of the Company's Common Stock upon such expiration shall be the fair market value determined pursuant to Section 3(c)(ii). To the extent this Warrant or any portion thereof is deemed automatically exercised pursuant to this Section 3, the Company agrees to notify Holder within a reasonable period of time of the number of shares of the Company's Common Stock, if any, Holder is to receive by reason of such automatic exercise.

4.     Covenants and Conditions. The above provisions are subject to the
      --------------------------
following:

(a) Neither this Warrant nor the Shares have been registered under the Securities Act of 1933, as amended (the "Act"), or any state securities laws ("Blue Sky Laws"). This Warrant and the Shares have been acquired by the Holder for investment purposes and not with a view to distribution or resale, and the Shares may not be made subject to a security interest, pledged, hypothecated, sold or otherwise transferred without an effective registration statement therefor under the Act and such applicable Blue Sky Laws or an opinion of counsel (which opinion and counsel rendering same shall be reasonably acceptable to the Company) that the registration is not required under the Act and under any applicable Blue Sky Laws. Certificates representing the Warrants shall bear substantially the following legend:

THE WARRANTS MAY ONLY BE EXERCISED BY THE ORIGINAL HOLDER. IF THE ABOVE CANNOT BE COMPLIED WITH, THEN THE WARRANTS CAN BE EXERCISED ONLY IF A WRITTEN OPINION OF COUNSEL, THE FORM AND SUBSTANCE OF WHICH IS ACCEPTABLE TO THE COMPANY, IS DELIVERED TO THE COMPANY PRIOR TO EXERCISE OF THE WARRANTS BEING EXERCISED THAT REGISTRATION IS NOT REQUIRED UNDER THE SECURITIES ACT OF 1933, ANY BLUE SKY LAWS, OR THE UNDERLYING SECURITIES DELIVERED UPON EXERCISE HAVE BEEN REGISTERED UNDER THE SECURITIES ACT OF 1933 AND ANY BLUE SKY LAWS APPLICABLE THERETO.

Other legends as required by applicable federal and state laws may be placed on such certificates. Holder and the Company agree to execute such documents and instruments as counsel for the Company reasonably deems necessary to effect compliance of the issuance of this Warrant and any Shares issued upon exercise hereof with applicable federal and state securities laws.

(b) The Company covenants and agrees that all Shares which may be issued upon exercise of this Warrant will, upon issuance and payment therefor, be legally and validly issued and outstanding, fully paid and nonassessable.

5.     Warrantholder not Stockholder. This Warrant does not confer upon
       ------------------------------
Holder any voting rights or other rights as a stockholder of the Company.

6.     Certain Adjustments.
       --------------------

(a)   Capital Reorganizations, Mergers, Consolidations or Sales of Assets.
      --------------------------------------------------------------------
If at any time there shall be a capital reorganization (other than a combination or subdivision of Common Stock otherwise provided for herein), a share exchange (subject to and duly approved by the stockholders of the Company) or a merger or consolidation of the Company with or into another corporation, or the sale of the Company's properties and assets as, or substantially as, an entirety to any other person, then, as a part of such reorganization, share exchange, merger, consolidation or sale, lawful provision shall be made so that Holder shall thereafter be entitled to receive upon exercise of this Warrant, during the period specified in this Warrant and upon payment of the Exercise Price, the number of shares of stock or other securities or property of the

Company or the successor corporation resulting from such reorganization, share, exchange, merger, consolidation or sale, to which Holder would have been entitled under the provisions of the agreement in such reorganization, share exchange, merger, consolidation or sale if this Warrant had been exercised immediately before that reorganization, share exchange, merger, consolidation or sale. In any such case, appropriate adjustment (as determined in good faith by the Company's Board of Directors) shall be made in the application of the provisions of this Warrant with respect to the rights and interests of Holder after the reorganization, share exchange, merger, consolidation or sale to the end that the provisions of this Warrant (including Adjustment of the Exercise Price then in effect and the number of the Shares) shall be applicable after that event, as near as reasonably may be, in relation to any shares or other property deliverable after that event upon exercise of this Warrant.

     (b) Splits and Subdivisions. If the Company at any time or from time
         -----------------------
to time fixes a record date for the effectuation of a split or subdivision of the outstanding shares of Common Stock or the determination of the holders of Common Stock entitled to receive a dividend or other distribution payable in additional shares of Common Stock or other securities or rights convertible into, or entitling the holder thereof to receive directly or indirectly, additional shares of Common Stock (hereinafter referred to as the "Common Stock Equivalents") without payment of any consideration by such holder for the additional shares of Common Stock or Common Stock Equivalents, then, as of such record date (or the date of such distribution, split or subdivision if no record date is fixed), the Exercise Price shall (i) in the case of a split or subdivision, be appropriately decreased and the number of the Shares shall be appropriately increased in proportion to such increase of outstanding shares and
(ii) in the case of a dividend or other distribution, the holder of the warrant shall have the right to acquire without additional consideration, upon exercise of the warrant, such property or cash as would have been distributed in respect of the shares of Common Stock for which the warrant was exercisable had such shares of Common Stock been outstanding on the date of such distribution.

(c)   Combination of Shares. If the number of shares of Common Stock
      ----------------------
outstanding at any time after the date hereof is decreased by a combination or reverse stock split of the outstanding shares of Common Stock, the Exercise Price shall be appropriately increased and the number of the Shares shall be appropriately decreased in proportion to such decrease in outstanding shares.

(d)   Adjustments for Other Distributions. In the event the Company shall
      ------------------------------------
declare a distribution payable in securities of other persons, evidences of indebtedness issued by the Company or other persons, assets (excluding cash dividends) or options or rights not referred to in Section 6(b), upon exercise of this Warrant, Holder shall be entitled to a proportionate share of any such distribution as though Holder was the holder of the number of shares of Common Stock of the Company into which this Warrant may be exercised as of the record date fixed for the determination of the holders of Common Stock of the Company entitled to receive such distribution.

(e)   Certificate as to Adjustments. In the case of each adjustment or
      ------------------------------
readjustment of the Exercise Price pursuant to this Section 6, the Company will promptly compute such adjustment or readjustment in accordance with the terms hereof and cause a certificate setting forth such adjustment or readjustment and showing in detail the facts upon which such adjustment or readjustment is based to be delivered to Holder. The Company will, upon the written request at any time of Holder, furnish or cause to be furnished to Holder a certificate setting forth:

       (i)    Such adjustment and readjustments;

       (ii)   The Exercise Price at the time in effect; and

       (iii) The number of Shares and the amount, if any, of other property at the time receivable upon the exercise of the Warrant.

(f)   Notices of Record Date, etc. In the event of:
      ----------------------------

   (i) Any taking by the Company of a record of the holders of any class of securities of the Company for the purpose of determining the holders thereof who are entitled to receive any dividends or other distribution, or any right to subscribe for, purchase or otherwise acquire any shares of stock of any class or any other securities or property, or to receive any other right; or

        (ii) Any capital reorganization of the Company, any reclassification or recapitalization of the capital stock of the Company or any transfer of all or substantially all of the assets of the Company to any other person or any consolidation, share exchange or merger involving the Company; or

         (iii) Any voluntary or involuntary dissolution, liquidation or winding up of the Company, the Company will mail to Holder at least 5 days prior to the earliest date specified herein, a notice specifying:

     A. The date on which any such record is to be taken for the purpose of such dividend, distribution or right, and the amount and character of such dividend, distribution or right; and

     B. The date on which any such reorganization, reclassification, transfer, consolidation, share exchange, merger, dissolution, liquidation or winding up is expected to become effective and the record date for determining stockholders entitled to vote thereon.

7.     Reservation of Common Stock. The Company shall at all times reserve
       ---------------------------
and keep available out of its authorized but unissued shares of Common Stock, solely for the purpose of effecting the exercise of this Warrant, such number of its shares of Common Stock as shall from time to time be sufficient to effect the exercise of this Warrant, and if at any time the number of authorized but unissued shares of Common Stock shall not be sufficient to effect the exercise of the entire Warrant, in addition to such other remedies as shall be available to the holder of this Warrant, the Company will use commercially reasonable efforts to take such corporate action as may, in the opinion of its counsel, be necessary to increase its authorized but unissued shares of Common Stock to such number of shares as shall be sufficient for such purpose.

8.     Split-Up, Combination, Exchange and Transfer of Warrants. Subject
       ---------------------------------------------------------
to and limited by the provisions of Section 4(a) hereof, this Warrant may be assigned, split up, combined or exchanged for another Warrant or Warrants containing the same terms and entitling the Holder to purchase a like aggregate number of Shares. If the Holder desires to split up, combine or exchange this Warrant, the Holder shall make such request in writing delivered to the Company and shall surrender to the Company this Warrant and any other Warrants to be so assigned, split up, combined or exchanged. Upon any such surrender for a split-up, combination or exchange, the Company shall execute and deliver to the person entitled thereto a Warrant or Warrants, as the case may be, as so requested. The Company shall not be required to effect any split-up, combination or exchange which will result in the issuance of a Warrant that entitled the Warrant holder to purchase upon exercise a fraction of a share of Common Stock or a fractional Warrant. The Company may require such Holder to pay a sum sufficient to cover any tax or governmental charge that may be imposed in connection with any split-up, combination or exchange of Warrants.

9.     Successors and Assigns. All the covenants and provisions of this
       -----------------------
Warrant shall bind and inure to the benefit of the Company's successors and assigns, and the heirs, legatees, devisees, executors, administrators, personal and legal representatives, and successors and permitted assigns of Holder.

10.   Governing Law. This Warrant shall be governed by and construed in
      --------------
accordance with the laws of the Washington State except the Securities laws shall not be applicable hereto.

11.     Address for Notices.
        --------------------

        Dr. Bruce Butcher
        BWLaw, Ltd., P.S.
        Attorneys-at-Law
        Suite 3827 - 1001 Fourth Avenue
        Seattle, Washington 98154


        with a copy to:

        Secretary,
        CTI Diversified Holdings, Inc.
        (address)

12.     Regulation D, The issuance of this Warrant is subject to the
        -------------
representation that the Holder hereof is an "accredited investor" as defined by Regulation D of the SEC, and the express warranty to the acquisition hereof, in exchange for $1.00, receipt of which is acknowledged by Company that the acquisition was for investment and not for resale. Investor also warrants he has had access to the filings of the Company on the SEC EDGAR site at www.sec.gov,
                                                                  -----------
and has had the opportunity to review said filings and ask questions with respect thereto and other investment-related questions of management of the Company. Neither the Warrant nor shares acquired hereunder are registered and are "restricted securities" as that term is used SEC Rule 144. No subsequent transfer or assignment may be made hereof, or of any shares acquired hereunder unless to an accredited investor in a transaction exempt from registration under the Securities Act of 1933 and the laws of any other governing jurisdiction.

13.   Registration Rights:
      --------------------

     The Company agrees to either register the shares underlying this Warrant utilizing Form S-8 or similar Form within six months of issuance hereof, or in the next registration by the Company of its shares under a general Form, whichever is first assuming there is no objection by the underwriter in the case of a general Form registration, and if there is such an objection, will promptly register such shares thereafter as may be feasible in the market. In any case, in the event said registration is not effected prior to expiration of the Warrant, the Warrant shall be extended until 90 days after said registration is effected.


CTI Diversified Holdings, Inc.,        Witnesses by:

By:   /s/ Rene Palsenbarg              Name:
     --------------------                   -------------------------------


Name:     Rene Palsenbarg              Address:
     --------------------                      ----------------------------

Title:   President

By:  /s/ John Anderson
     -----------------

Name:    John Anderson

   Title: Director