Form 10QSB
period 2002-06-30
CTI DIVERSIFIED HOLDINGS INC
filed 2002-08-19
CIK 1069489

As filed with the Securities and Exchange Commission on August 19, 2002

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                                  FORM 10-QSB
(Mark One)
[X]                QUARTERLY REPORT PURSUANT TO SECTION 13
               OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2002

                                      OR

[ ]               TRANSITION REPORT PURSUANT TO SECTION 13
               OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to ______________

                     Commission File Number 000-30095

                      CTI DIVERSIFIED HOLDINGS, INC.
          (Exact name of registrant as specified in its charter)

       Delaware                                                 33-0921967
---------------------                                      ---------------------
State or other jurisdiction of                                (I.R.S. Employer
incorporation or organization                                Identification No.)

                  8525 COMMERCE COURT, BURNABY, BC V5A 4N3
                  ----------------------------------------
           (Address of principal executive offices) (Zip Code)

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

Number of shares outstanding of the registrant's class of common stock as of June 30, 2002: 19,182,967.

The authorized share capital:   50,000,000 common shares, par value of
$0.0001

INDEX TO THE FORM 10-QSB

For the quarterly period ended June 30, 2002



                         PART 1 - FINANCIAL INFORMATION

                                                                            Page
                                                                            ----
Item 1.   Financial Statements                                                 4
Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operation                                            15

                         PART 11 - OTHER INFORMATION
Item 1.   Legal Proceedings                                                   18
Item 2.   Changes in Securities and Use of Proceeds                           19
Item 5.   Other Information                                                   19

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

                          PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

Index
-----
Consolidated Statements of Operations and Deficit for the six months ended June 30, 2002 and 2001

Consolidated Balance Sheet at June 30, 2002 and December 31, 2001

Consolidated Statements of Stockholders' Deficiency

Consolidated Statement of Cash Flows for the six months ended June 30, 2002 and 2001

Notes to Consolidated Financial Statements

CTI DIVERSIFIED HOLDINGS, INC.
(A Development Stage Enterprise)
(Unaudited)
Consolidated Balance Sheets
(Expressed in U.S. Dollars)
================================================================================


                                              June 30, 2002   December 31, 2001
-------------------------------------------------------------------------------

ASSETS

Current
   Cash and cash equivalents                  $       117,170   $           949
   Accounts receivable                                  5,842              -
   Prepaid expenses                                     5,397               339
-------------------------------------------------------------------------------
Total current assets                                  128,409             1,288

Fixed assets                                           52,635            35,758

Goodwill                                                 -                 -
-------------------------------------------------------------------------------
Total assets                                  $       181,044   $        37,046
-------------------------------------------------------------------------------

LIABILITIES

Current

   Accounts payable and accrued liabilities   $       771,853   $       346,536
   Current portion of notes payable                   711,672            94,153
   Current portion of amounts due to
     shareholders                                     564,717            79,479
-------------------------------------------------------------------------------
Total current liabilities                           2,048,242           520,168

Long-term debt                                         23,043              -

Notes payable                                          50,158            30,030

Due to shareholders                                   276,347           607,988
-------------------------------------------------------------------------------
Total liabilities                                   2,397,790         1,158,186
-------------------------------------------------------------------------------

STOCKHOLDER'S EQUITY (DEFICIENCY)

Capital stock                                           1,918             1,781

Contributed Surplus                                 4,018,200         3,713,131

Deficit accumulated during the development
  stage                                            (6,236,864)       (4,836,052)
-------------------------------------------------------------------------------

Total shareholders' equity (deficiency)            (2,216,746)       (1,121,140)
-------------------------------------------------------------------------------
Total liabilities and shareholders'
  deficiency                                  $       181,044   $        37,046
-------------------------------------------------------------------------------
Commitments

See accompanying notes to the financial statements

CTI DIVERSIFIED HOLDINGS, INC.
(A Development Stage Enterprise)
(Unaudited)
Consolidated Statements of Operations and Deficit
(Expressed in U.S. Dollars)
--------------------------------------------------------------------------------

                                                    August 11, 1998
                                                     (inception) to     Six Months     Six Months     Three Months     Three Months
                                                      June 30, 2002       ended          ended           ended             ended
                                                      (cumulative)    June 30, 2002   June 30, 2001   June 30, 2002   June 30, 2001
-----------------------------------------------------------------------------------------------------------------------------------
Expenses

   Advertising and promotion                        $      4,122    $      2,190    $      2,072    $       -       $       -
   Depreciation                                           19,945           6,202           8,069           4,014           3,796
   Automotive                                              2,391            -              1,973            -              1,235
   Consulting                                            299,877          89,723         136,054          55,679          68,753
   Insurance                                               1,413           1,413             251           1,413             251
   Interest and bank charges                              24,826          10,728          26,452           5,830           3,897
   Interest paid to shareholders                         126,389          28,547          53,704          15,271          72,373
   Investor relations and reporting costs                154,393          53,647          77,576          51,726          63,194
   Legal and accounting                                  126,749          64,284          28,890          33,233          19,603
   Licences, dues and subscriptions                        2,833             233           2,525             233             210
   Office                                                 81,818          46,631          25,434          37,859          14,486
   Rent                                                   25,907          10,225          19,970          10,225          10,252
   Telephone                                              11,276           1,759           6,256             934           2,890
   Travel                                                145,171          48,141          97,972           9,773          40,920
   Miscellaneous                                           1,671           1,671            -              1,671            -
   Wages and benefits                                    101,477         101,477            -            101,477            -
-----------------------------------------------------------------------------------------------------------------------------------
                                                       1,130,258         466,871         487,198         329,338         301,860
-----------------------------------------------------------------------------------------------------------------------------------
Loss from operations                                  (1,130,258)       (466,871)       (487,198)       (329,338)       (301,860)
Other items
   Loss on investments                                (4,191,607)       (934,197)     (3,725,520)       (906,777)       (582,441)
   Interest and other revenue                             19,198             256           7,925          (6,440)          7,108
-----------------------------------------------------------------------------------------------------------------------------------
                                                      (4,172,409)       (933,941)     (3,717,595)       (913,217)       (575,333)
-----------------------------------------------------------------------------------------------------------------------------------

Net loss for the period                               (6,236,864)     (1,400,812)     (4,204,793)     (1,242,555)       (877,193)

Deficit, beginning of period                                -         (4,836,052)        (12,468)     (4,994,309)     (3,340,068)
-----------------------------------------------------------------------------------------------------------------------------------
Deficit, end of period                              $ (6,236,864)   $ (6,236,864)   $ (4,217,261)   $ (6,236,864)   $ (4,217,261)
-----------------------------------------------------------------------------------------------------------------------------------
Loss per share (Basic and diluted)                                  $      (0.34)   $      (0.21)   $     (0.072)   $      (0.04)
-----------------------------------------------------------------------------------------------------------------------------------
Weighted average number of common shares outstanding                  18,397,051      20,113,685      18,387,051      20,113,685
-----------------------------------------------------------------------------------------------------------------------------------

See accompanying notes to the financial statements

CTI DIVERSIFIED HOLDINGS, INC.
(A Development Stage Enterprise)
(Unaudited)
Consolidated Statements of Stockholders' Deficiency
From August 11, 1998 (Date of Inception) to June 30, 2002
(Expressed in U.S. Dollars)
--------------------------------------------------------------------------------

                                                                                                          Deficit
                                                                                                        Accumulated
                                                                                                         During the
                                                                                        Contributed     Development
                                                    Common Shares      Stock Amount        Surplus          Stage
---------------------------------------------------------------------------------------------------------------------
Shares issued to acquire 19% of New York Bagel
   Co., Inc.                                         20,000,000      $        2,000   $        4,091   $         -

Issuance of 500,000 common shares in August 1998
   at $0.01 per share                                 2,000,000                 200            4,800             -
---------------------------------------------------------------------------------------------------------------------

Balance, December 31, 1998                           22,000,000               2,200            8,891             -

Net loss for the year ended December 31, 1999              -                   -                -              (2,994)

Balance, December 31, 1999                           22,000,000               2,200            8,891           (2,994)
---------------------------------------------------------------------------------------------------------------------
Cancellation of shares June 2000                    (15,000,000)             (1,500)           1,500             -

Issuance of 20,000 common shares on August
  11, 2000 in consideration of directors                 20,000                   2             -                -

Stock dividend on December 12, 2000:
  5.25 for one                                       29,835,000               2,983           (2,983)            -

Net loss for the year ended December 31, 2000              -                   -                -              (9,474)
---------------------------------------------------------------------------------------------------------------------
Balance, December 31, 2000                           36,855,000               3,685            7,408          (12,468)

Issuance of shares in consideration of legal
  services performed                                      5,000                   1            9,999             -

Cancellation of shares                              (26,355,000)             (2,635)           2,635             -

Issuance of shares in exchange for
  11,413,700 shares of common stock of Cobratech
  Industries Inc.                                     5,999,591                 600        1,686,297             -

Conversion of promissory notes into common stock,
  effective June 29, 2001                             1,304,153                 130        2,006,792             -

Net loss for the year ended December 31, 2001              -                   -                -          (4,823,584)
---------------------------------------------------------------------------------------------------------------------

Balance, December 31, 2001                           17,808,744               1,781        3,713,131       (4,836,052)

Issuance of shares in consideration for services        100,000                  10           22,990             -

Issuance of bonus shares (note 7)                       181,397                  18              (18)            -

Issuance of shares in exchange for 7,160,000
  shares of Sentry Telecom Systems Inc.                 500,000                  50          109,950             -

Conversion of debt into common stock                    592,826                  59          172,147             -

Net loss for the period ended June 30, 2002                -                   -                -          (1,400,812)
---------------------------------------------------------------------------------------------------------------------
Balance, June 30, 2002                               19,182,967      $        1,918   $    4,018,200   $   (6,236,864)
---------------------------------------------------------------------------------------------------------------------


See accompanying notes to the financial statements

CTI DIVERSIFIED HOLDINGS, INC.
(A Development Stage Enterprise)
(Unaudited)
Consolidated Statement of Cash Flows
--------------------------------------------------------------------------------

                                                   August 11, 1998
                                                   (inception) to
                                                    June 30, 2002       Six months ended    Six months ended
                                                    (cumulative)          June 30, 2002       June 30, 2001
------------------------------------------------------------------------------------------------------------
Cash flows from operating activities

  Net loss for the period                       $    (6,236,864)     $    (1,400,812)     $    (4,204,793)
  Adjustments to reconcile net income to
   net cash provided by operating activities:
     Depreciation                                        19,945                6,202                4,014
     Gain on sale of assets                              (2,701)                -                    -
   Loss on investments and writedown of intangibles   5,313,904              934,197            3,717,595
------------------------------------------------------------------------------------------------------------
                                                       (905,716)            (460,413)            (483,184)
Change in assets and liabilities:
   Decrease (increase) in accounts receivable           247,812              247,812               (1,321)
   Decrease (increase) in prepaid expenses                 (166)                 173                 (968)
   Increase (decrease) in accounts payable and
     accrued liabilities                                133,509              (13,027)             140,025
   Net liabilities acquired on acquisition of
     subsidiaries                                      (610,680)                -                    -
------------------------------------------------------------------------------------------------------------
                                                     (1,135,241)            (225,455)            (345,448)
------------------------------------------------------------------------------------------------------------
Cash flows from financing activities
   Net increase in convertible notes                  2,006,922                 -                       3
   Net increase in notes payable                        447,694              323,511              110,347
   Net increase in shareholder advances
     (repayments)                                       743,331               55,864              300,751
------------------------------------------------------------------------------------------------------------
                                                      3,197,947              379,375              411,101
------------------------------------------------------------------------------------------------------------
Cash flows from (used in) investing activities
   Capital expenditures                                 (76,259)              (4,473)             (59,050)
   Proceeds on sale of New York Bagel Inc.                6,066                 -                    -
   Investment in and advances to Subsidiaries.       (1,987,561)             (33,226)                -
   Proceeds on sales of assets                           24,888                 -                    -
------------------------------------------------------------------------------------------------------------
                                                     (2,032,866)             (37,699)             (59,050)
------------------------------------------------------------------------------------------------------------
Effect of exchange rate changes                          82,330                 -                    -

Increase in cash and cash equivalents                   112,170              116,221                6,603

Cash and cash equivalents, beginning of period            5,000                  949                 -
------------------------------------------------------------------------------------------------------------
Cash and cash equivalents, end of period        $       117,170      $       117,170      $         6,603
------------------------------------------------------------------------------------------------------------
Supplementary disclosure - non-cash transactions
------------------------------------------------------------------------------------------------------------
Cash flows from financing activities            $     1,829,897      $       133,000      $     1,686,897
------------------------------------------------------------------------------------------------------------
Cash flows from (used in) investing activities       (1,806,897)            (110,000)          (1,686,897)
------------------------------------------------------------------------------------------------------------
Cash flows from (used in) operating activities          (23,000)             (23,000)                -
------------------------------------------------------------------------------------------------------------

See accompanying notes to the financial statements

CTI DIVERSIFIED HOLDINGS, INC.
(A Development Stage Enterprise)
(Unaudited)
Notes to the Consolidated Financial Statements
(Expressed in US Dollars)
June 30, 2002
================================================================================

1.   Basis of Presentation

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
     Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires the Company's management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported amounts of revenues and expenses during the reporting period. In the opinion of management, the accompanying financial statements include all adjustments which are normal, recurring and necessary in order to make the interim financial statements not misleading. Operating results for interim periods are not necessarily indicative of the results that may be expected for the year.

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

2.   Summary of significant accounting policies

     (a)   Principles of Consolidation

           The consolidated financial statements include the accounts of CTI Diversified Holdings, Inc. and its subsidiaries (collectively the "Company"), Cobratech Industries Inc. ("Cobratech"), and Sentry Telecom Systems Inc. ("Sentry"). All significant intercompany accounts and transactions have been eliminated. The Company's investments in Cobratech Industries Limited ("CIL"), Cobratech Industries Japan Limited ("CIJL"), and IT Transit Limited ("IT") ceased operations in 2001. The company is exploring voluntary bankruptcy as a means under which to accommodate this. The Company believes its loss is limited to its investment in and advances made to the foreign subsidiaries.

     (b)   Loss per share

           Loss per share is computed using the weighted average number of common shares outstanding during the period. Potential common shares which could dilute earnings in the future are disclosed in (note 7).

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

CTI DIVERSIFIED HOLDINGS, INC.
(A Development Stage Enterprise)
(Unaudited)
Notes to the Consolidated Financial Statements
(Expressed in US Dollars)
June 30, 2002
================================================================================

2.   Summary of significant accounting policies continued

     (d)   Impairment of Long-term Assets

           The Company re-evaluates the recoverability of long-term assets, including fixed assets, long term investments, advances receivable, and intangible assets based upon estimates using factors such as future asset utilization, business climate and future discounted cash flows expected to result form the use of the related assets or be realized on sale. The Company's policy is to write down assets to their net recoverable amount in the period when it is determined that the carrying amount of the asset is not likely to be recovered.

     (e)   Cash equivalents

           The Company considers all highly liquid investments with maturities of three months or less when purchased, to be cash equivalents. There were no cash equivalents at June 30, 2002 and at December 31, 2001.

     (f)   Fixed Assets

           Fixed assets are recorded at historical costs. Depreciation of fixed assets is calculated using the following methods and rates:

                       Computer equipment       - 30% declining balance basis
                       Furniture and fixtures   - 20% declining balance basis

     (g)   Comparative figures

           Certain of the comparative figures have been reclassified to conform to the current period presentation.

     (h)   Goodwill

           Goodwill arising from the acquisition of subsidiary companies is being amortized to income on the straight-line basis over the expected period of benefit, not to exceed forty years. Management reviews on a regular basis, the carrying amount of the goodwill for possible permanent impairment by evaluating undiscounted expected cash flows. Goodwill is written down to its estimated net recoverable amount when there is a permanent decline in its value. At June 30, 2002, the Company has written down its goodwill arising from the acquisition of Sentry to Nil, its estimated net recoverable amount.

CTI DIVERSIFIED HOLDINGS, INC.
(A Development Stage Enterprise)
(Unaudited)
Notes to the Consolidated Financial Statements
(Expressed in US Dollars)
June 30, 2002
================================================================================

3.   Business acquisition

     Sentry Telecom Systems Inc.
     ---------------------------

     On April 15, 2002, the Company completed the acquisition of 90.67% of the outstanding common shares of Sentry. The results of Sentry's operations have been included in the consolidated financing statements since that date. Sentry is a British Columbia private company, involved in the designing and selling of products for the computer telecommunication security industry. The acquisition has been accounted for using the purchase method.

     The aggregate purchase price was $381,862, including $250,000 of cash, 500,000 shares of common stock valued at $110,000 or $0.22 per share, the market price of the common stock at the date the share purchase agreement was signed, and acquisition related expenses of $21,862.

     The following table summarizes the estimated fair value of the assets acquired and liabilities assumed as at April 15, 2002, the date of acquisition:

         Current assets                                    $     271,500
         Fixed assets                                             18,606
         Goodwill                                              1,134,332
                                                           -------------
             Total assets acquired                             1,424,438
                                                           =============
         Current liabilities                                     752,480
         Long term debt                                          290,096
                                                           -------------
             Total liabilities assumed                         1,042,576
                                                           -------------
             Net assets acquired                           $     381,862
                                                           =============

4.     Fixed assets

                                            Accumulated        June 30, 2002    December 31, 2001
                                 Cost       depreciation      Net book value      Net book value
     --------------------------------------------------------------------------------------------
     Furniture & fixtures    $      67,649   $      40,785   $      26,864   $     25,572
     Computer equipment             48,796          23,025          25,771         10,186
     --------------------------------------------------------------------------------------------
                             $     116,445   $      63,810   $      52,635   $     35,758
     --------------------------------------------------------------------------------------------

CTI DIVERSIFIED HOLDINGS, INC.
(A Development Stage Enterprise)
(Unaudited)
Notes to the Consolidated Financial Statements
(Expressed in US Dollars)
June 30, 2002
================================================================================

5.   Notes payable

     The terms of the notes payable are as follows:

     -----------------------------------------------------------------------------------------------------
                                                                         June 30, 2002  December 31, 2001
     -----------------------------------------------------------------------------------------------------
     Note payable - Unity Wireless Corporation ("Unity"). The note bears interest at 1% per month and is secured by a general security agreement covering the assets of Cobratech Industries
     Inc. The balance at June 30, 2002 consists of principle plus accrued interest. In November 2001, the company agreed to pay
     10% of all funds received from financing in excess of $100,000 to Unity in repayment of the notes. The repayment terms
     expired on May 5, 2002. As of July 31, 2002, the Company is in
     default of this agreement.                                        $       99,940    $        94,153


     Notes payable - The notes bear interest at the Bank of Montreal prime rate plus 5% per annum, compounded monthly. The holder of
     the note has agreed not to demand repayment prior to June 2003.           50,158             30,030

     Notes payable - The notes bear interest at 9% per annum,
     compounded monthly and are due on demand.                                284,488               -

     Notes payable - The notes bear interest at the Bank of Montreal prime rate plus 5% per annum, compounded monthly and are due on
     demand. The notes hold as security all of the assets of Sentry.          327,244               -
     ---------------------------------------------------------------------------------------------------
     Total notes payable   761,830   124,183

     Less: current portion due within one year   711,672   94,153
     ---------------------------------------------------------------------------------------------------
     Long term portion   $ 50,158   $ 30,030
     ---------------------------------------------------------------------------------------------------

CTI DIVERSIFIED HOLDINGS, INC.
(A Development Stage Enterprise)
(Unaudited)
Notes to the Consolidated Financial Statements
(Expressed in US Dollars)
June 30, 2002
================================================================================

6.   Due to shareholders

     The terms of the amounts due to shareholders are as follows:

     -----------------------------------------------------------------------------------------------------
                                                                         June 30, 2002  December 31, 2001
     -----------------------------------------------------------------------------------------------------
     Notes payable - The notes payable are due to shareholders and bear interest at the Bank of Montreal prime rate plus 5% per
     annum, compounded monthly.                                        $      552,188    $       522,097

     Notes payable - The notes are due to a shareholder and director of CTI. The notes bear interest at the Bank of Montreal prime
     rate plus 5% per annum, compounded monthly.                               92,098             85,891

     Advances from shareholders, bearing interest at 6% per annum,
     compounded monthly, with no set terms of repayment.                      103,315               -

     Advances from shareholders, non-interest bearing with no set
     terms of repayment.                                                       93,463             79,479
     ---------------------------------------------------------------------------------------------------
                                                                              841,064            687,467

     Less: current portion due within one year                                564,717             79,479
     ---------------------------------------------------------------------------------------------------
                                                                       $      276,347    $       607,988
     ---------------------------------------------------------------------------------------------------


     (a) The minimum principal repayments on the notes payable to shareholders during the next two years are as follows:

                         ------------------------------------------------------
                           2002                                   $     564,717
                           2003                                         276,347
                         ------------------------------------------------------
                           Total                                  $     841,064
                         ------------------------------------------------------

7.   Capital Stock

     (a) Authorized: 50,000,000 common shares with a par value of $0.0001 per share

     (b)   Issued: 19,182,967 common shares

     (c)   Warrants

           In February 2002, the Company issued 300,000 share purchase warrants, with an exercise price of $0.25 per share and an expiry date of December 2006, to two directors of the company. The warrants also have a cashless exercise price. In lieu of exercising this warrant, the holder may elect to receive shares of common stock equal to the "value" of the warrant, calculated based on the fair market value of the shares in excess of the market price. As of June 30, 2002, the Company has the following warrants outstanding:

              Number of warrants            Exercise price       Expiry date
              ------------------            --------------       -----------
                 702,770                        $ 2.20            June 2003
                 601,380                        $ 1.50            June 2003
                 300,000                        $ 0.25            December 2006
             -----------
               1,604,150
             ===========

CTI DIVERSIFIED HOLDINGS, INC.
(A Development Stage Enterprise)
(Unaudited)
Notes to the Consolidated Financial Statements
(Expressed in US Dollars)
June 30, 2002
================================================================================

7.   Capital Stock, continued

     (d)   Share issuances during the period

           In April 2002, the Company issued 100,000 shares of common stock in exchange for financial consulting and corporate public relations services performed during the period April 2001 to April 2002. The shares have been valued at $0.23 per share, the market price of the shares at the date of issuance.

           In April 2002, the Company issued 181,397 shares of common stock to seed capital investors of Cobratech as a bonus for non-filing of a registration statement, valued at $0.0001 (par value) per share.

           In April 2002, the Company issued 500,000 shares of common stock in exchange for 7,160,000 common shares of Sentry. The shares have been valued at $0.22 per share, the market price of the shares at the date the share purchase agreement was signed. 150,000 of the shares were released on the acquisition closing date of April 15, 2002. The remaining 350,000 shares are held in trust by the Company's solicitors and will only be released as certain performance milestones are achieved. To the extent that these performance milestones are not met, some or all of these unreleased shares will be surrendered and returned to the Company for cancellation.

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

8.   Commitments

     (a) The Company has entered into operating leases for certain office equipment. Minimum rental payments under these leases are as follows:

                         ------------------------------------------------
                            2003                 $        3,897
                            2004                          1,948
                         ------------------------------------------------
                            Total                $        5,845
                         ------------------------------------------------

     (b) The Company has an operating commitment under an offer to lease for office facilities in Burnaby BC. The offer to lease expired on July 31, 2002. Effective August 1, 2002, the Company is operating under a month to month lease.

9.   Related party transactions

     The aggregate amount of expenditures made to parties not at arm's length to the Company for the six month period ended June 30, consist of the following:

     --------------------------------------------------------------------------
                                                        2002          2001
     --------------------------------------------------------------------------
     Consulting fees paid or accrued to a director
       of the Company                               $    25,056     $      -

     Interest paid to shareholders                       28,547          53,704
     ---------------------------------------------------------------------------

     Management is of the opinion that the terms and conditions are consistent with standard business practice.

CTI DIVERSIFIED HOLDINGS, INC.
(A Development Stage Enterprise)
(Unaudited)
Notes to the Consolidated Financial Statements
(Expressed in US Dollars)
June 30, 2002
================================================================================

10.  Contingency

     The Company is a defendant in an outstanding legal proceeding. The Company has disputed the claim and management has advised that the outcome of the claim is not determinable at this time.

11.  New authoritative pronouncements

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

     (b) In July 2001, the FASB issued SFAS No. 142 "Goodwill and Other Intangible Assets". SFAS No. 142 provides guidance on accounting for goodwill and intangible assets. This statement requires that goodwill not be amortized. A reduction in goodwill will only result from an impairment test if the test reveals that the fair value of goodwill is below its carrying value. An acquired intangible assets (other than goodwill) with an indefinite useful life should not be amortized unit its useful economic life is determined to be finite. These assets should be annually tested for impairment (at a minimum). An acquired intangible asset (other than goodwill) with a limited useful life should be amortized over its useful economic life and reviewed for impairment.

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

   Sentry's plan over the next twelve months is to have the Phonewall commercially available for sale. Achievement of this goal is dependent on the Company accessing adequate financing, successfully completing its planned personnel hires, developing and executing a solid marketing plan, successfully establishing strategic alliances and effective distribution channels, successfully designing, developing and commercializing its products, successfully creating and protecting its intellectual property, and its ability to sustain volatility in markets, systems failures, technological changes, and government regulations.

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

   On August 15, 2001, the Sentry Purchase agreement between Sentry and CTI expired. Due to our inability to generate revenues as planned in our Asian operations, the need to fund those offices longer than planned and eventually the need to expend additional money to wind down these operations, we had experienced difficulties in advancing sufficient monies to Sentry for them to meet their own business plan objectives. We commenced negotiating an extension to the Sentry closing to December 31, but the extension negotiations were never completed. In September, the capital markets were rocked by the events of 9/11 and it became even more difficult for us to continue to raise funds. Accordingly, we reduced significantly the amount of funding being provided to Sentry, and commenced negotiating a new agreement with the founding shareholders of Sentry whereby we would acquire only their shares. As a result of the cessation of funding from us, Sentry ceased its operations in late September and dismissed all of its employees. During the period October 2001 through March 2002, we advanced approximately $43,000 to Sentry, to cover only absolutely essential expenditures, in order to keep Sentry alive during this period.

   In January 2002, we entered into an agreement to acquire an additional 7,160,000 common shares (80%) of Sentry, directly from the founding shareholders of Sentry, in exchange for 500,000 shares of common stock of CTI. This agreement closed on April 15, 2002 with the release of 150,000 shares. The remaining 350,000 shares are held in trust by the Company's solicitors and will only be released as certain performance milestones are achieved. To the extent that these performance milestones are not met, some or all of these unreleased shares will be surrendered and returned to the Company for cancellation. Including the 1,000,000 shares of Sentry that were received pursuant to the non-refundable, but convertible deposit on the May 2001 Sentry Purchase Agreement, CTI now owns 90.7% of the outstanding common stock of Sentry. It is our intent that Sentry's minority stockholders, currently holding the balance of 839,200 shares of Sentry, will receive an offer to exchange their Sentry shares for shares in our company on a basis yet to be determined.

   We received $277,654 in the first four months of 2002 in financing from an outside party, which allowed us to commence re-starting Sentry's operations in late March. We advanced $24,800 to Sentry during the period January 1, 2002 to March 31, 2002, and advanced a further $110,000 in April 2002. These funds were augmented by approximately $275,000 that Sentry received from Canadian income tax authorities as a refund of the previous year's scientific research and development expenditures. The aggregate of these funds allowed us to re-commence Sentry's operations in April, 2002.

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

   By June, 2002, it was becoming obvious that CTI was not succeeding in its attempts to raise additional funding through private placements in spite of the assistance of Mr. Godsy in this initiative. Accordingly, CTI was unable to advance promised additional funding to Sentry that would allow Sentry to hire additional development and marketing personnel. As a direct consequence of this funding shortfall, in June 2002, Mr. Mazur resigned as a director and President & CEO of Sentry, Ms. Gaudry resigned as Chief Financial Officer of CTI and Mr. Godsy resigned as a director and Chairman of both CTI and Sentry. Mr. Farnell re-assumed the positions of President & CEO of Sentry and Chairman of CTI on an interim basis.

   CTI continues to seek funding sources for its Sentry operations but will be unable to continue Sentry's operations beyond August of 2002 unless it succeeds in this initiative.


Results of Operations

(All amounts are in US dollars unless otherwise stated)

   The results for the period ended June 30, 2002 reflect the operating results of CTI, Cobratech Industries Inc., for the period January 1 to June 30, 2002 and Sentry for the period from the date of acquisition (April 15, 2002) until June 30, 2002. The results for the period ended June 30, 2001 reflect the operating results of CTI and Cobratech Industries Inc. on a consolidated basis, and the Asian subsidiaries; Cobratech Industries Limited, Cobratech Industries Japan Limited, and IT Transit Limited (collectively "Asian Operations"), on an equity basis.

For the 3 months ended June 30, 2002
------------------------------------

   The total expenses for the 3 months ended June 30, 2002 was $329,338 compared to $301,860 for the three months ended June 30, 2001. The total operating expenses for Sentry for the period April 15 to June 30, 2002 of $135,367are included in the results of operation for the second quarter of 2002. Sentry's operating results for the periods prior to April 15, 2002 are not included in the consolidated operating results of CTI.

   Sentry's operating costs for the second quarter of 2002 consisted of wages and benefits of approximately $101,500, premises costs of $10,225 and miscellaneous office and professional consulting costs of $23,642.

   The total expenses for the 3 months ended June 30, 2002 relating to CTI and Cobratech amounted to $193,971, compared to $301,860 in the same three month period ended June 30, 2001. The majority of expenses related to legal, and accounting costs, investor relations and regulatory costs, consulting fees, office and general administrative expenses, and interest charges on promissory notes and advances from shareholders. The total interest paid or accrued to shareholders during the three months ended June 30, 2002 was $15,271 compared to $72,373 for the comparable period in 2001. The decrease in interest paid to shareholders is a result of the conversion of amounts owed to shareholders into common stock in June 2001 and a decrease in bank prime rates. The overall decrease in expenses for CTI and Cobratech for the 3 months ended June 30, 2002 compared to the 3 months ended June 30, 2001 is the result of a decrease in activity in the company in 2002 compared to 2001.

   The company had a loss from operations of $1,242,555 for the three months ended June 30, 2002, compared to $877,193 for the 3 months ended June 30, 2001 and a loss per share of $0.07 for the three months ended June 30, 2002 and $0.04 for the three month period ended June 30, 2001. The Company incurred a loss on its investments in its foreign subsidiaries of $582,441 for the period ended June 30, 2001. The Company wrote down its goodwill resulting from the acquisition of Sentry to nil at June 30, 2002, representing the estimated net realizable of the goodwill at June 30, 2002. The Company anticipates that Sentry will not be able to operate as a going concern past August 31, 2002 unless financing is secured.

For the 6 months ended June 30, 2002
------------------------------------

   For the first six months of 2002, the Company had limited operations and did not generate any revenue from operations.

   Total expenses for the 6 months of 2002 were $466,871 compared to $487,198 for the six months ended June 30, 2001. Included in the total expenses for the six months ended June 30, 2002 are Sentry operating costs from April 15, 2002 until June 30, 2002 of $135,367, compared to nil in the comparable six month period.

   The total expenses for the 6 months of 2002 relating to CTI amounted to $331,504 compared to $487,198 in the same period of 2001. The majority of expenses incurred in the first half of 2002 consisted of legal, and accounting costs, investor relations and regulatory costs, consulting fees and travel expenses. Travel costs, which amounted to $48,141, were largely attributable to fund raising activities undertaken in the first and second quarter. Legal and accounting costs and consulting fees are primarily costs associated with the preparation of our 10-KSB and general financial consulting services incurred in the first two quarters of 2002. Overall general and administrative costs are down over the same period for 2001 due to the limited activity of the company during this period and cost cutting measures undertaken by the company in 2002 until adequate financing could be put in place.

   For the six months of 2001, we recorded a loss on our investments of $3,725,520, which includes a write down of goodwill recorded on the acquisition of Cobratech, a writedown of our equity investment in our Asian operations and a provision for impairment in value of our investment in Sentry.

   As a result of the above transactions noted above, we incurred a loss of $1,400,812 or $0.34 per share for the first half of 2002 compared to a loss of $4,204,793 or $0.21 per share for the first half of 2001.

Liquidity and Capital Resources

   At June 30, 2002, our current assets totaled $128,409 compared to $1,288 at December 31, 2001. Our current assets at June 30, 2002 consisted of $117,170 in cash, and $5,397 in prepaid expenses, and $5,482 in miscellaneous amounts receivable.

   During the first 6 months of 2002, we used $225,455 of cash in operating activities, generated $379,375 in cash from financing activities, and used $37,699 of cash in investing activities.

   Our cash generated from financing activities relating to promissory notes issued during the period which bear interest at 9% per annum, are unsecured, and have no set terms of repayment, amounted to $323,511.

   At June 30, 2002, we had total liabilities of $2,397,790 compared to $1,158,186 at December 31, 2001. The increase in liabilities reflects the shareholder advances and promissory notes issued during the quarter as well as an increase in accounts payable and accrued liabilities of $415,317 during the quarter.

   We believe our existing cash balances are sufficient to carry our normal operations for the next one month. In order to continue to fund the research and development expenditures of Sentry at present staffing levels, we will need to raise approximately $1 million during the next 12 months. To the extent that we require additional funds to support our operations or the expansion of our business, we may sell additional equity or issue debt. Any sale of additional equity securities will result in dilution of our stockholders. There can be no assurance that additional financing, will be available to our company or on acceptable terms.

We also intend to ask creditors and shareholders to convert amounts owing to them (see notes 5 and 6 to the financial statements) into equity in order to eliminate the need to raise additional funding to retire these liabilities. To the extent that we are successful in converting these liabilities into equity, we will issue additional shares, which will result in dilution to our existing stockholders. There can be no assurance that we will be successful in converting these liabilities to equity.


PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

   CTI, along with Cobratech, has been sued in the Supreme Court of British Columbia, Canada by Rajesh Taneja, an ex-contractor of Cobratech. The action is dated December 20, 2001. Mr. Taneja is suing the Company for unspecified damages for wrongful dismissal. The Company disputes the Claim and has filed a Statement of Defence denying the allegations of wrongful dismissal. The company is vigorously defending the claim. No trial date has been set, and no Examinations for Discovery have been conducted.

   Cobratech, along with various alleged guarantors, has been sued in the Supreme Court of British Columbia, by Unity Wireless Corp. for repayment of certain funds advanced to Cobratech. In November 2000, Unity advanced $200,000 to Cobratech, evidenced by a promissory note and secured by a general security agreement covering the assets of Cobratech. The loan bears interest at 1% per month. The action is dated October 24, 2001. The principal balance owing at December 31, 2001 under the loan agreement was approximately $78,000. The action has been stayed until May 2002 on the condition that Cobratech pays 10 percent of all funds received from financing in excess of $100,000 until May 2002, until the outstanding amount has been paid. Two of our directors were also directors of Unity. The company is currently in default of this agreement.

   In August, 2002, CTI reached a verbal agreement with Unity Wireless Corp. wherein Unity agreed to convert its outstanding indebtedness into common sharers of CTI at current market rates. A written agreement to formalize this conversion is currently being prepared. To the extent that we are successful in converting this indebtedness into equity, we will issue additional shares, which will result in dilution to our existing stockholders. There can be no assurance that we will be successful in converting this indebtedness into equity.

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

We issued the following securities during the period, January 1, 2002 to June 30, 2002:

    April 2002 - 100,000 shares of common stock issued to two shareholders in exchange for financial consulting and corporate public relations services, under Regulation S.

    April 2002 - 181,397 shares of common stock issued to approximately 35 seed capital investors of Cobratech as a bonus for non-filing of a registration statement, under Regulation S

    April 2002 - 500,000 shares of common stock issued to two persons in exchange for shares of Sentry, under Regulation S.

    May 2002 - 592,826 shares of common stock to a Canadian company issued on conversion of debts of Sentry, under Regulation S

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

See Item 1 above.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We submitted no matters to a vote of security holders during the quarter ended June 30, 2002.

ITEM 5.   OTHER INFORMATION

   In March 2002, after completion of the new Sentry agreement, Donald Farnell, resigned his positions at Sentry and was re-appointed a director, President & CEO of our company and Marlene Gaudry was re-appointed our Chief Financial Officer. Ms. Gaudry resigned her position as CFO of CTI effective June 28, 2002.

   Mr. Mark Godsy, who became a significant shareholder of our company in the first quarter of 2002, was appointed a director and agreed to serve as Chairman of the Board in March 2002.

   In April 2002, Mr. Douglas A. Mazur was appointed a Director, President and CEO of Sentry. Mr. Douglas A. Mazur resigned from his position as Director, President and CEO of Sentry effective June 28, 2002.

   In April 2002, Mr. Mark Godsy was appointed a Director and Chairman of Sentry. Mr. Godsy resigned from his position as Director and Chairman of Sentry and CTI effective June 26, 2002. Mr. Godsy will be returning the shares he acquired from other shareholders to those other shareholders and, on completion, will cease being a significant shareholder of our company.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

(a) The following exhibits are filed as part of this Quarterly Report on Form 10-Q.

      3.1.1 Articles of Incorporation of Unique Bagel Co., Inc. a Delaware corporation (now CTI Diversified Holdings, Inc.) dated August 11, 1998. Incorporated by reference to Exhibit 2.2 of the Company's Form 10SB12G, filed with the SEC on March 24, 2000

      3.1.2 Certificate of Amendment of the Certificate of Incorporation of Unique Bagel Co., Inc., a Delaware corporation dated January 10, 2001, changing the name Unique Bagel to CTI Diversified Holdings, Inc. (incorporated by reference to Exhibit 3.1.2 to the Company's form 10-KSB filed on April 17, 2001

      3.1.3 Bylaws of Unique Bagel Co., Inc. (now CTI Diversified Holdings, Inc., a Delaware corporation), dated August 11, 1998. Incorporated by reference to Exhibit 3.1 of the company's Form 10SB12G, filed with the SEC on March 24, 2000)

      10.1 Warrant to Purchase Common Stock of CTI Diversified Holdings, Inc. (incorporated by reference to Exhibit 10.1 of the Company's 10QSB, filed with the Sec on May 15, 2002).

      21.1 Schedule of Subsidiaries of CTI Diversified Holdings, Inc. (incorporated by reference to Exhibit 21.1 to the Company's Form 10-KSB filed with the SEC on April 17, 2001)

(b) The following Current Reports on Form 8-K were filed by the Company during the last quarter of the period covered by this report:

      June 28, 2002     Notice of resignation of Mr. Mark Godsy as Director and
                        Chairman of the Board of Sentry and CTI.

                                    SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 19th day of August 2002.


                                          CTI DIVERSIFIED HOLDINGS INC.

Date: August 19, 2002

                                          By: /s/ Donald Farnell
                                             ---------------------------------
                                             Director, Chief Executive Officer

Exhibit 99.1

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of CTI Diversified Holdings, Inc., (the "Company") on Form 10-QSB for the period ended June 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Donald Farnell, Chief Executive Officer and Acting Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The financial information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

    /s/ Donald Farnell
 -----------------------------------
   Donald Farnell
   Chief Executive Officer and
   Acting Chief Financial Officer
   August 19, 2002