Form 10QSB/A
period 2002-06-30
CTI DIVERSIFIED HOLDINGS INC
filed 2002-08-22
CIK 1069489

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

The authorized share capital:   50,000,000 common shares, par value of
$0.0001

INDEX TO THE FORM 10-QSB

For the quarterly period ended June 30, 2002



                         PART 1 - FINANCIAL INFORMATION

                                                                            Page
                                                                            ----
Item 1.   Consolidated Financial Statements - CTI Diversified Holdings, Inc.   4
          Audited Financial Statements - Sentry Telecom Systems Inc.          15
Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operation                                            35

                         PART 11 - OTHER INFORMATION
Item 1.   Legal Proceedings                                                   38
Item 2.   Changes in Securities and Use of Proceeds                           39
Item 5.   Other Information                                                   39

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

                 SENTRY TELECOM SYSTEMS INC.
                 Financial Statements
                 (Expressed in Canadian Dollars)
                 October 31, 2001, 2000 and 1999


                 Index
                 -----

                 Independent Auditors' Report

                 Balance Sheet

                 Statement of Operations and Deficit

                 Statement of Cash Flows

                 Notes to Financial Statements

ELLIS FOSTER
    CHARTERED ACCOUNTANTS

1650 West 1st Avenue
Vancouver, BC Canada  V6J 1G1
Telephone: (604) 734-1112 Facsimile: (604) 714-5916
E-Mail: generaldelivery@ellisfoster.com
        -------------------------------

--------------------------------------------------------------------------------


INDEPENDENT AUDITORS' REPORT

To the Shareholders of

SENTRY TELECOM SYSTEMS INC.


We have audited the balance sheets of Sentry Telecom Systems Inc. as at October 31, 2001, 2000 and 1999 and the statements of operations and deficit and cash flows for the years then ended. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating overall financial statement presentation.

In our opinion, these financial statements present fairly, in all material respects, the financial position of the company as at October 31, 2001, 2000 and 1999 and the results of its operations and its cash flows for the years then ended in accordance with accounting principles generally accepted in Canada.

Differences between Canadian and United States generally accepted accounting principles affecting the determination of shareholders' equity at October 31, 2001, 2000 and 1999 and the determination of net loss for each of the years in the three-year period ended October 31, 2001 are summarized in note 17.

Vancouver, Canada                                               /s/ ELLIS FOSTER
April 5, 2002                                              Chartered Accountants

COMMENTS BY AUDITORS FOR U.S. READERS ON CANADA-U.S. REPORTING CONFLICT

In the United States, reporting standards for auditors require the addition of an explanatory paragraph (following the opinion paragraph) when the financial statements are affected by significant uncertainties such as that referred to in the attached balance sheets as at October 31, 2001, 2000 and 1999 and described in note 2 of the financial statements. Our report to the shareholders dated April 5, 2002 is expressed in accordance with Canadian reporting standards which do not permit a reference to such an uncertainty in the auditors' report when the uncertainty is adequately disclosed in the financial statements.

Vancouver, Canada                                               /s/ ELLIS FOSTER
April 5, 2002                                              Chartered Accountants

--------------------------------------------------------------------------------
EF   A partnership of incorporated professionals
     An independently owned and operated member of Moore Stephens North America Inc., a member of Moore Stephens International Limited - members in principal cities throughout the world

SENTRY TELECOM SYSTEMS INC.

Balance Sheet
October 31, 2001, 2000 and 1999
(Expressed in Canadian Dollars)
================================================================================
                                               2001         2000         1999
--------------------------------------------------------------------------------

ASSETS

Current
   Cash and cash equivalents              $     3,582  $    31,938  $    37,784
   Accounts receivable                          4,000        2,402         -
   Inventories (note 4)                        74,487       63,392        4,885
   Taxes recoverable (note 5)                 409,410      179,984        3,993
   Prepaid expenses                             8,578       33,028        3,994
   Subscriptions receivable                      -            -          90,000
--------------------------------------------------------------------------------
Total current assets                          500,057      310,744      140,656

Capital assets (note 6)                        35,824       28,981       14,924

Intangible assets (note 7)                      1,573        3,550        5,528
--------------------------------------------------------------------------------

Total assets                              $   537,454  $   343,275  $   161,108
================================================================================


LIABILITIES

Current
   Accounts payable and accrued
      liabilities                         $   580,042  $   424,892  $    96,985
   Due to shareholder (note 8)                150,857      142,247       22,706
   Promissory notes payable (note 9)        1,290,809      219,917         -
   Current portion of long-term debt
      (note 10)                                62,228       30,953        2,381
--------------------------------------------------------------------------------
Total current liabilities                   2,083,936      818,009      122,072

Long-term debt (note 10)                      243,243      188,677       55,119
--------------------------------------------------------------------------------

Total liabilities                           2,327,179    1,006,686      177,191
--------------------------------------------------------------------------------

SHAREHOLDERS' EQUITY (DEFICIENCY)

Share capital (note 11)                       229,852      229,852      120,252

Deficit                                    (2,019,577)    (893,263)    (136,335)
--------------------------------------------------------------------------------

Total shareholders' equity (deficiency)    (1,789,725)    (663,411)     (16,083)
--------------------------------------------------------------------------------

Total liabilities and shareholders'
   equity                                 $   537,454  $   343,275  $   161,108
================================================================================
Commitments (note 14)

The accompanying notes form an integral part of these financial statements.


Approved by the Directors:                 , Director                 , Director
                          -----------------          -----------------

SENTRY TELECOM SYSTEMS INC.

Statement of Operations and Deficit
Years Ended October 31, 2001, 2000 and 1999
(Expressed in Canadian Dollars)
================================================================================
                                               2001         2000         1999
--------------------------------------------------------------------------------
Revenue
   Other revenues                         $     8,696  $       894  $    28,082
--------------------------------------------------------------------------------

Expenses
   Advertising                                  1,377        6,640        4,896
   Amortization                                22,428       18,820       29,715
   Building repairs and maintenance             3,474        5,540        2,504
   Consulting and accounting                  359,984      294,684      114,179
   Financing fees                              37,000       70,000         -
   Insurance                                    3,101        2,542        2,783
   Interest and bank charges                   77,627        8,016        6,531
   Legal                                       83,011       22,520          725
   Licenses and dues                            2,690        4,223        2,078
   Moving expenses                              5,517        1,058         -
   Office supplies                             20,723       18,566        5,776
   Other                                       13,626        2,288          661
   Packaging and transportation                 4,170        3,484        1,153
   Rent and utilities                          77,812       44,067       36,027
   Salaries and benefits                      844,427      488,118      141,385
   Telephone and on-line services               9,865        8,203        5,995
   Trade show                                   1,902       15,731       10,628
   Travel, meals and entertainment             56,588       54,633       15,114
--------------------------------------------------------------------------------
                                            1,625,322    1,069,133      380,150
--------------------------------------------------------------------------------
Operating loss                             (1,616,626)  (1,068,239)    (352,068)
--------------------------------------------------------------------------------

Other items
   Loss on disposal of capital assets            -            -          (1,409)
   Grants/tax credits from research
     and development                          490,312      311,311      147,338
--------------------------------------------------------------------------------
                                              490,312      311,311      145,929
--------------------------------------------------------------------------------
Net loss for the year                      (1,126,314)    (756,928)    (206,139)
--------------------------------------------------------------------------------
Retained earnings (deficit),
  beginning of year                          (893,263)    (136,335)      69,804
--------------------------------------------------------------------------------
Deficit, end of year                      $(2,019,577) $  (893,263) $  (136,335)
================================================================================
Loss per share (Basic and diluted)        $     (0.14) $     (0.10) $     (0.03)
================================================================================
Weighted average number of
  common shares outstanding                 7,999,200    7,830,136    7,203,946
================================================================================

The accompanying notes form an integral part of these financial statements.

SENTRY TELECOM SYSTEMS INC.

Statement of Cash Flows
Years Ended October 31, 2001, 2000 and 1999
(Expressed in Canadian Dollars)
================================================================================
                                               2001         2000         1999
--------------------------------------------------------------------------------
Cash flows from (used in) operating
  activities
   Net loss for the year                  $(1,126,314) $  (756,928) $  (206,139)
   Adjustment for items not involving
     cash:
     Amortization                              22,428       18,820       29,715
     Loss on disposal of capital assets          -            -           1,409
--------------------------------------------------------------------------------
                                           (1,103,886)    (738,108)    (175,015)
Change in non-cash working capital items:
   (Increase) decrease in accounts
     receivable                                (1,598)      (2,402)      61,594
   (Increase) decrease in taxes
     recoverable                             (229,426)    (175,991)     101,903
   Increase in inventories                    (11,095)     (58,507)      (2,885)
   Decrease (increase) in prepaid
     expenses                                  24,450      (29,034)      (1,991)
   Decrease (increase) in subscriptions
     receivable                                  -          90,000      (90,000)
   Increase in accounts payable and
     accrued liabilities                      155,150      327,907       56,630
     Decrease in deferred revenue                -            -         (21,200)
--------------------------------------------------------------------------------
                                           (1,166,405)    (586,135)     (70,964)
--------------------------------------------------------------------------------

Cash flows from (used in) financing
  activities
   Funds received from the issuance
    of share capital                             -         109,600      120,000
   Increase in long-term debt, net             85,841      162,130       57,500
   Increase in promissory notes payable     1,070,892      219,917         -
   Increase (decrease) in amounts due
    to shareholders                             8,610      119,541      (71,043)
--------------------------------------------------------------------------------
                                            1,165,343      611,188      106,457
--------------------------------------------------------------------------------
Cash flows used in investing
  activities
   Purchase of capital assets                 (27,294)     (30,899)        -
--------------------------------------------------------------------------------
Increase (decrease) in cash and
  cash equivalents                            (28,356)      (5,846)      35,493
--------------------------------------------------------------------------------
Cash and cash equivalents,
  beginning of year                            31,938       37,784        2,291
--------------------------------------------------------------------------------
Cash and cash equivalents,
  end of year                             $     3,582  $    31,938  $    37,784
================================================================================

The accompanying notes form an integral part of these financial statements.

SENTRY TELECOM SYSTEMS INC.

Notes to Financial Statements
October 31, 2001, 2000 and 1999
(Expressed in Canadian Dollars)
================================================================================

1.   Incorporation

     The Company was incorporated under the laws of the Province of British Columbia on April 17, 1996. The Company's primary business activity involves the designing and selling of products for computer telecommunication security with intended markets to be located in Canada, the United States and Asia. Subsequent to October 31, 2001 the Company has undergone a change in control (note 16).

2.   Continuance of Operations

     These financial statements are prepared in accordance with Canadian generally accepted accounting principles with the assumption being that the Company will continue on a going concern basis and that it will be able to realize assets and discharge liabilities in the normal course of business. Accordingly, they do not give effect to adjustments, if any, that would be necessary should the Company be unable to continue as a going concern and, therefore, be required to realize its assets and liquidate its liabilities other than in the normal course of business and at amounts which may differ from those shown in the financial statements. As at October 31, 2001, the Company had a working capital deficiency of $1,583,879 (2000 - $507,265; 1999 - $nil) and accumulated deficits totalling $2,019,577 (2000 - $893,263; 1999 - $136,335.) The Company's continuing operations, as intended, are dependent upon its ability to obtain adequate investment funding to complete the development and commercialization of its product. Thereafter, the Company's continuing operations, as intended, will be dependent upon its ability to successfully find markets for its product and on its ability to produce, deliver and support its product.

3.   Significant Accounting Policies

     The financial statements of the Company have been prepared in accordance with Canadian generally accepted accounting principles and, in management's opinion, have been properly prepared within reasonable limits of materiality and within the framework of the significant accounting policies summarized below:

     (a)  Use of Estimates

          The preparation of financial statements in conformity with Canadian generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the period. Actual results may differ from those estimates.

SENTRY TELECOM SYSTEMS INC.

Notes to Financial Statements
October 31, 2001, 2000 and 1999
(Expressed in Canadian Dollars)
================================================================================

3.   Significant Accounting Policies (continued)

     (b)  Impairment of Long-term Assets

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

     (c)  Cash Equivalents

          Cash equivalents usually consist of highly liquid investments which are readily convertible into cash with maturities of three months or less when purchased. As at October 31, 2001, there were $Nil (2000 - $Nil; 1999 - $30,130) in cash equivalents.

     (d)  Inventories

          Inventories are recorded at the lower of cost and net realizable value.

     (e)  Capital Assets

          Capital assets are recorded at historical cost. Amortization of capital assets is calculated using the straight-line method at the following annual rates:

                Computer equipment           33.33%
                Computer software              100%
                Development/test equipment   33.33%
                Furniture and fixtures       33.33%
                Office equipment             33.33%

     (f)  Other Assets

          Patents and trademarks are recorded at cost and are being amortized on the straight-line basis over sixty (60) months.

     (g)  Loss Per Share

          Loss per share is computed using the weighted average number of common shares outstanding during the period. Potential common shares which could dilute earnings in the future are disclosed in Note 11(d).

SENTRY TELECOM SYSTEMS INC.

Notes to Financial Statements
October 31, 2001, 2000 and 1999
(Expressed in Canadian Dollars)
================================================================================

3.   Significant Accounting Policies (continued)

     (h)  Income Taxes

          The Company has adopted the provision of CICA Handbook Section 3465, Income Taxes. Under this standard, current income taxes are recognized for the estimated income taxes payable for the current period.

          Future taxes are recognized for the tax consequences of "temporary differences" by applying enacted or substantively enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities. The effect on deferred taxes for a change in tax rates is recognized in income in the period that includes the date of enactment or substantive enactment. In addition, Section 3465 requires the recognition of future tax benefits to the extent that realization of such benefits is more likely than not.

     (i)  New Accounting Pronouncements

          In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141 (SFAS 141), Business Combinations. SFAS 141 applies to all business combinations initiated after June 30, 2001 accounted for using the purchase method. The adoption of SFAS 141 will not have an impact on the Company's financial statements.

          In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142 (SFAS 142), Goodwill and Other Intangible Assets. The provisions of SFAS 142 are required to be applied starting with fiscal years beginning after December 15, 2001 with earlier application permitted for entities with fiscal years beginning after March 15, 2001 provided that the first interim financial statements have not been previously issued. The Statement is required to be applied at the beginning of the entity's fiscal year and to be applied to all goodwill and other intangible assets recognized in its financial statements to that date. The adoption of SFAS 142 will not have an impact on the Company's financial statements.

          In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 143 (SFAS 143), Asset Retirement Obligations. SFAS 143 establishes accounting standards for recognition and measurement of a liability for the costs of assets retirement obligations. Under SFAS 143, the costs of retiring an asset will be recorded as a liability when the retirement obligation arises and will be amortized to expense over the life of the asset. The adoption of SFAS 143 will not have an impact on the Company's financial statements.

SENTRY TELECOM SYSTEMS INC.

Notes to Financial Statements
October 31, 2001, 2000 and 1999
(Expressed in Canadian Dollars)
================================================================================

3.   Significant Accounting Policies (continued)

     (i)  New Accounting Pronouncements (continued)

          In October, 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144 (SFAS 144), Accounting for the Impairment or Disposal of Long-lived Assets. SFAS 144 supersedes SFAS 121, Accounting for the Impairment of Long-lived Assets and Long-lived Assets to be Disposed Of, and APB Opinion 30, Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for segments of a business to be disposed of. SFAS 144 is effective for fiscal years beginning after December 15, 2001. The adoption of SFAS 144 will not have an impact on the Company's financial statements.

     (j)  Stock-based Compensation

          No compensation expense is recognized when stock options are issued to employees, directors and consultants of the Company. Any consideration paid on the exercise of stock options or purchase of stock is credited to share capital.

     (k)  Advertising

          The Company expenses advertising costs as incurred.

4.   Inventories

                                               2001         2000         1999
     ---------------------------------------------------------------------------
     Raw materials                         $    4,708   $   19,377   $    4,885
     Finished goods                            69,779       44,015         -
     ---------------------------------------------------------------------------
                                           $   74,487   $   63,392   $    4,885
     ===========================================================================


5.   Taxes Recoverable

     The Company has reported taxes recoverable totalling $409,410 (2000 - $179,984; 1999 - $3,993) in respect of a government program involving the recovery of tax credits on scientific research and experimental development expenditures. These funds were received in the subsequent period.

SENTRY TELECOM SYSTEMS INC.

Notes to Financial Statements
October 31, 2001, 2000 and 1999
(Expressed in Canadian Dollars)
================================================================================

6.   Capital Assets

     ---------------------------------------------------------------------------
                                                         2001
                                                        Accumulated    Net Book
                                              Cost     Amortization       Value
     ---------------------------------------------------------------------------
     Computer equipment                    $   52,468   $   36,860   $   15,608
     Computer software                         38,172       38,172         -
     Development/test equipment                40,807       25,004       15,803
     Furniture and fixtures                     6,893        2,480        4,413
     Office equipment                             914          914         -
     ---------------------------------------------------------------------------
                                           $  139,254   $  103,430   $   35,824
     ===========================================================================

     ---------------------------------------------------------------------------
                                                         2000
                                                        Accumulated    Net Book
                                              Cost     Amortization       Value
     ---------------------------------------------------------------------------
     Computer equipment                    $   36,962   $   28,287   $    8,675
     Computer software                         38,172       36,844        1,328
     Development/test equipment                33,343       15,254       18,089
     Furniture and fixtures                     2,570        1,681          889
     Office equipment                             914          914         -
     ---------------------------------------------------------------------------
                                           $  111,961   $   82,980   $   28,981
     ===========================================================================

     ---------------------------------------------------------------------------
                                                         1999
                                                        Accumulated    Net Book
                                              Cost     Amortization       Value
     ---------------------------------------------------------------------------
     Computer equipment                    $   27,033   $   19,275   $    7,758
     Computer software                         35,876       35,876         -
     Development/test equipment                15,668        8,502        7,166
     Furniture and fixtures                     1,570        1,570         -
     Office equipment                             914          914         -
     ---------------------------------------------------------------------------
                                           $   81,061   $   66,137   $   14,924
     ===========================================================================

SENTRY TELECOM SYSTEMS INC.

Notes to Financial Statements
October 31, 2001, 2000 and 1999
(Expressed in Canadian Dollars)
================================================================================

7.   Intangible Assets

     ---------------------------------------------------------------------------
                                                         2001
                                                        Accumulated    Net Book
                                              Cost     Amortization       Value
     ---------------------------------------------------------------------------
     Patents and trademarks                $    9,898   $    8,325   $    1,573
     ===========================================================================

     ---------------------------------------------------------------------------
                                                         2001
                                                        Accumulated    Net Book
                                              Cost     Amortization       Value
     ---------------------------------------------------------------------------
     Patents and trademarks                $    9,898   $    6,348   $    3,550
     ===========================================================================

     ---------------------------------------------------------------------------
                                                         2001
                                                        Accumulated    Net Book
                                              Cost     Amortization       Value
     ---------------------------------------------------------------------------
     Patents and trademarks                $    9,898   $    4,370   $    5,528
     ===========================================================================

8.   Due to Shareholder

     The amount due to shareholder is due on demand and bears interest at the rate of 6% per annum, compounded monthly. Interest expense for the current year totalled $8,610 (2000: $3,241). The indebtedness was non-interest bearing for the years ended 1999 and 1998.

SENTRY TELECOM SYSTEMS INC.

Notes to Financial Statements
October 31, 2001, 2000 and 1999
(Expressed in Canadian Dollars)
================================================================================

9.   Promissory Notes Payable

     ---------------------------------------------------------------------------
                                               2001         2000         1999
     ---------------------------------------------------------------------------
     Notes payable, due to a related
     party. The note is due on demand,
     and bears interest at the Bank of
     Montreal prime rate plus 5% per
     annum, compounded monthly.            $    4,029   $     -      $     -

     Various parties, notes were due
     on March 27, 2001 holding as
     security all of the assets of
     the Company. The notes bear
     interest at the Bank of Montreal
     prime rate plus 5% per annum,
     compounded monthly. Note was
     repaid during the year.                     -         219,917         -

     CTI Diversified Holdings, Inc.,
     notes are due on demand and bear
     interest at the Bank of Montreal
     prime rate plus 5% per annum,
     compounded monthly. $US 250,000
     of the promissory notes are
     convertible into common shares
     plus a warrant at a price of $US
     0.25 (Cdn equivalent: $0.40)
     (see note 16).                           818,220         -            -

     Notes payable are due on demand,
     holding as security all of the
     assets of the Company. The notes
     bear interest at the Bank of
     Montreal prime rate plus 5% per
     annum, compounded monthly.               468,560         -            -
     ---------------------------------------------------------------------------
                                           $1,290,809   $  219,917   $     -
     ===========================================================================

     The prime rate at the balance sheet date was 4.50%.

SENTRY TELECOM SYSTEMS INC.

Notes to Financial Statements
October 31, 2001, 2000 and 1999
(Expressed in Canadian Dollars)
================================================================================

10.  Long-term Debt

     (a)  Long-term debt consists of the following:

     ---------------------------------------------------------------------------
                                               2001         2000         1999
     ---------------------------------------------------------------------------
     (i)    Principal to be repaid
            in 84 equal monthly
            installments equal to
            the greater of: (i)
            $2,381; or (ii) an
            amount equal to 5% of
            the gross monthly
            revenues on all of the
            products incorporating
            the Technology developed.
            Payments commenced one
            month after the project
            completion date of
            September 30, 2000. The
            debt is non-interest
            bearing. Subsequent to
            year end, the debt was
            converted into shares of
            common stock of CTI
            Diversified Holdings, Inc.
            (see note 16 (c)).             $  270,000   $  200,000   $   50,000

    (ii)    Principal to be repaid in
            annual installments based
            on 4% of annual incremental
            export sales revenues,
            commencing October, 1999,
            ending November, 2003. The
            debt is non-interest bearing.      25,581       12,130         -

    (iii)   Principal to be repaid in
            annual installments, based on
            4% of sales revenue made in
            the market, commencing June,
            1999, ending June, 2001.
            The debt is non-interest
            bearing.                            7,500        7,500        7,500

    (iv)    Conditional sales contract,
            repayable in 48 monthly
            installments of $84, including
            interest at 19% per annum.          2,390         -            -
    ----------------------------------------------------------------------------
                                              305,471      219,630       57,500
    Less: Current portion                     (62,228)     (30,953)      (2,381)
    ----------------------------------------------------------------------------


                                           $  243,243   $  188,677   $   55,119
    ============================================================================

    (b) The minimum principal repayments on long-term debt during the next five years are as follows:
                    ----------------------------------------------
                      2002                          $      62,228
                      2003                                 29,267
                      2004                                 29,411
                      2005                                 28,852
                      2006                                 28,572
                    ----------------------------------------------
                                                    $     178,330
                    ==============================================

SENTRY TELECOM SYSTEMS INC.

Notes to Financial Statements
October 31, 2001, 2000 and 1999
(Expressed in Canadian Dollars)
================================================================================

11.  Share Capital

    (a)  Authorized: 50,000,000 common shares without par value

    (b)  Issued:

         -----------------------------------------------------------------------
                                                         Number
                                                        of Shares     Amount
         -----------------------------------------------------------------------
         Balance, October 31, 1998 and 1997             7,200,000     $     252
         Issued for cash                                  480,000       120,000
         -----------------------------------------------------------------------
         Balance, October 31, 1999                      7,680,000       120,252
         Issued for cash                                  200,000        50,000
         Allotted for cash issued on November 20, 2000    119,200        59,600
         -----------------------------------------------------------------------
         Balance, October 31, 2000                      7,999,200     $ 229,852
         =======================================================================
         Balance, October 31, 2001                      7,999,200     $ 229,852
         =======================================================================

    (c)  Share Subdivision

         On November 30, 2000, the Company subdivided all of its issued and outstanding shares on a one for two basis and, thereafter, reduced the authorized share capital to 50,000,000 common shares without par value. All share data has been retroactively restated to reflect the share subdivision.

    (d)  Stock Options

         As at October 31, 2001, the Company has granted employee incentive stock options enabling the holders to acquire 990,000 common shares at an exercise price of $0.25 per share and 370,000 common shares at an exercise price of $0.40 per share. The options were terminated in November 2001.

SENTRY TELECOM SYSTEMS INC.

Notes to Financial Statements
October 31, 2001, 2000 and 1999
(Expressed in Canadian Dollars)
================================================================================

12.  Income Taxes

     The components of the future income tax assets are as follows:

     ---------------------------------------------------------------------------
                                               2001         2000         1999
     ---------------------------------------------------------------------------
     Future tax assets:
       Non-capital loss carry forwards     $  982,241   $  402,724   $   62,062
       Undepreciated capital cost over
        (under) net book value of
        capital assets                          2,085       (7,040)        -
       Undepreciated capital cost over
         net book value of intangible
         assets                                 1,762          879         -
     ---------------------------------------------------------------------------
                                              986,088      396,563       62,062
     Less: valuation allowance               (986,088)    (396,563)     (62,062)
     ---------------------------------------------------------------------------

     Total future income tax assets        $     -      $     -      $     -
     ===========================================================================

     The valuation allowance reflects the Company's estimate that the tax assets, more likely than not, will not be realized.

     The Company has accumulated non-capital losses for income tax purposes of approximately $2,200,000. The losses expire in the following years:

           2006                             $     136,000
           2007                                   746,000
           2008                                 1,318,000
         ------------------------------------------------
                                            $   2,200,000
         ================================================

13.  Financial Instruments

     The Company's financial instruments consist of cash and cash equivalents, accounts receivable, taxes recoverable, accounts payable and accrued liabilities, due to shareholder, promissory notes payable and long-term debt. The fair value of these financial instruments approximate their carrying values, unless otherwise noted. The Company is not exposed to significant interest, currency or credit risk arising from these financing instruments.

SENTRY TELECOM SYSTEMS INC.

Notes to Financial Statements
October 31, 2001, 2000 and 1999
(Expressed in Canadian Dollars)
================================================================================

14.  Commitments

     (a) The Company has an operating commitment under an offer to lease office space of $74,405 (2000 - $10,449). The offer to lease expires on July 31, 2002.

     (b) The Company has entered into operating leases for certain office equipment. Minimum rental payments under these leases are as follows:

         ------------------------------------------------
           2002                             $       6,164
           2003                                     2,681
         ------------------------------------------------
           Total                            $       8,845
         ================================================

     (c) Effective September 14, 2000, the Company has entered into a management services contract with a company controlled by the former President and CEO of the Company to receive business advisory and other support services at a cost of $12,000 per month. The agreement is in effect for a two-year period from the effective date. The contract was cancelled in March 2002.

15.  Related Party Transactions

     (a) The aggregate amount of expenditures made to parties not at arm's length to the Company and charged to operations consist of the following:

     ---------------------------------------------------------------------------
                                               2001         2000         1999
     ---------------------------------------------------------------------------

     Consulting and accounting fees were
     paid or accrued to a company
     controlled by the CEO of the
     Company.                              $  144,000   $  165,155   $   66,667

     Consulting and accounting fees were
     paid or accrued to the president of
     the Company.                                -           2,928         -

     Interest paid and accrued to CTI
     Diversified Holdings, Inc., a
     shareholder of the Company.               18,094         -            -

     Interest paid and accrued to a
     shareholder and director of the
     Company                                    8,610         -            -
     ---------------------------------------------------------------------------

     Management is of the opinion that the terms and conditions of the above noted transactions are consistent with standard business practice.

     (b) Included in accounts payable and accrued liabilities is $268,800 due to a company controlled by the CEO of the Company. Interest of 1.5% per month is being charged on this amount.

     (c) Also included in accounts payable and accrued liabilities is $46,972 due to a shareholder of the Company.

SENTRY TELECOM SYSTEMS INC.

Notes to Financial Statements
October 31, 2001, 2000 and 1999
(Expressed in Canadian Dollars)
================================================================================

16.  Subsequent Events

     Change of Control

     (a) In November 2001, the Company agreed to convert $250,000US (Cdn equivalent: $396,675) of the promissory notes of CTI Diversified Holdings, Inc. into units of the Company. Each unit consisted of one common share of the Company, plus one share purchase warrant entitling the holder to acquire an additional common share of the Company at a price of $0.25US (Cdn equivalent: $0.40) per share on or before March 13, 2002 (note 9).

     (b) In January 2002, the founding shareholders of the Company entered into a purchase and sale agreement with CTI Diversified Holdings, Inc. to sell 7,160,000 common shares of the Company. The purchase and sale agreement closed on April 15, 2002. After the closing of the share purchase agreement and the conversion of the promissory note detailed in note 16(a), CTI Diversified Holdings, Inc., a Delaware public company, owned 90% of the issued and outstanding shares of the Company.

     (c) In April 2002, a debt-holder of the Company exercised the conversion right of debt in the amount of $270,000 for shares of CTI Diversified Holdings, Inc. on the basis of one CTI Diversified Holdings, Inc. share for each $0.2905US (Cdn equivalent: $0.46) of outstanding indebtedness for a total of 592,826 conversion shares.

17. Differences between Canadian and United States Generally Accepted Accounting Principles (Canadian GAAP and US GAAP)

     The financial statements and the selected financial data have been prepared under Canadian generally accepted accounting principles ("Canadian GAAP").

     For each year of presentation, the modifications necessary in order for these financial statements to conform to U.S. GAAP have been suitably provided as follows:

     (a)  Stock Options

          Unlike U.S. GAAP, Canadian GAAP does not require the recording and recognition of employee stock options and the related compensation expense and deferred compensation expense until the stock options are actually exercised by the employees. Reference is made to Note 11(d) of the financial statements. As the options were terminated subsequent to year end, no material adjustments are deemed necessary in order for these financial statements to reconcile to U.S. GAAP.

SENTRY TELECOM SYSTEMS INC.

Notes to Financial Statements
October 31, 2001, 2000 and 1999
(Expressed in Canadian Dollars)
================================================================================

17. Differences between Canadian and United States Generally Accepted Accounting Principles (Canadian GAAP and US GAAP) (continued)

     (b)  Income tax

          Under Canadian GAAP, the future tax benefit related to the non-capital loss carry forwards has not been recorded in the accounts. Under U.S. GAAP, companies must follow the requirements of Statement of Financial Accounting Standards No. 109 (SFAS 109) which requires the use of the asset/liability method of measurement of tax liabilities, wherein deferred tax assets are recognized as well as deferred tax liabilities.

          The Company has significant non-capital loss carry forwards and SFAS 109 would require the recognition of a long-term tax asset for the future benefit expected from the application of these carryforwards to future profitable years. If it is expected that the entire amount of non-capital loss carryforwards will not be utilized, then a valuation allowance is applied to the asset to reasonably state the asset at its expected value. As at October 31, 2001, the valuation allowance is equal to 100% of the deferred tax asset. Changes in the value of the deferred asset are recognized each year as income tax expense.

     (c)  Supplemental Disclosure of Cash Flow Information

          Cash paid (received) during the year for:

          ----------------------------------------------------------------------
                                               2001         2000         1999
          ----------------------------------------------------------------------
          Interest                          $    5,318   $     560   $    6,082
          Income taxes                      $ (179,984)  $  (3,993)  $     -
          ----------------------------------------------------------------------

SENTRY TELECOM SYSTEMS INC.

Notes to Financial Statements
October 31, 2001, 2000 and 1999
(Expressed in Canadian Dollars)
================================================================================

17. Differences between Canadian and United States Generally Accepted Accounting Principles (Canadian GAAP and US GAAP) (continued)

     (d)  Supplemental Financial Information

          (i)     Reconciliation of Deficit under U.S. GAAP

                  --------------------------------------------------------------
                                               2001         2000         1999
                  --------------------------------------------------------------
                  Loss for the year -
                   Canadian GAAP          $(1,126,314)  $ (756,928)  $ (206,139)
                  Adjustments -
                   U.S. GAAP                     -         (10,800)      (7,276)
                  --------------------------------------------------------------
                  Loss for the year -
                   US GAAP                $(1,126,314)  $ (767,728)  $ (213,415)
                  ==============================================================

                  Surplus (deficit) for
                   the year - Canadian
                   GAAP                   $(2,019,577)  $ (893,263)  $ (136,335)
                  Adjustments -
                   U.S. GAAP                  (18,668)     (18,668)      (7,868)
                  --------------------------------------------------------------
                  Surplus (deficit) end
                   of year - U.S. GAAP    $(2,038,245)  $ (911,931)  $ (144,203)
                  ==============================================================

                  The adjustments relate to interest on shareholders loans and long-term debt not previously charged to the operating statement.

          (ii)    Reconciliation of Cash Flows under U.S. GAAP
                  --------------------------------------------------------------
                                               2001         2000         1999
                  --------------------------------------------------------------
                  Cash provided by (used
                   for) operating
                   activities -
                   Canadian GAAP          $(1,166,405)  $ (586,135)  $  (70,964)
                  Adjustments -
                   U.S. GAAP                     -            -            -
                  --------------------------------------------------------------
                  Cash provided by
                   (used for)
                   operating
                   activities -
                   U.S. GAAP              $(1,166,405)  $ (586,135)  $  (70,964)
                  ==============================================================

SENTRY TELECOM SYSTEMS INC.

Notes to Financial Statements
October 31, 2001, 2000 and 1999
(Expressed in Canadian Dollars)
================================================================================

17. Differences between Canadian and United States Generally Accepted Accounting Principles (Canadian GAAP and US GAAP) (continued)

          (iii) Reconciliation of Total Assets, Liabilities and Shareholders' Equity

                  --------------------------------------------------------------
                                               2001         2000         1999
                  --------------------------------------------------------------
                  Total assets -
                    Canadian GAAP         $   537,454   $  343,275   $  161,108
                  Adjustments -
                    U.S. GAAP                    -            -            -
                  --------------------------------------------------------------
                  Total assets -
                    U.S. GAAP             $   537,454   $  343,275   $  161,108
                  ==============================================================

                  Total liabilities
                   and shareholders'
                   equity - Canadian
                   GAAP                   $   537,454   $  343,275   $  161,108
                  Adjustments -
                   U.S. GAAP                     -            -            -
                  --------------------------------------------------------------
                  Total liabilities
                   and shareholders'
                   equity - U.S. GAAP     $   537,454   $  343,275   $  161,108
                  ==============================================================

          (iv)    Loss per Share - U.S. GAAP

                  --------------------------------------------------------------
                                          Year Ended    Year Ended    Year Ended
                                         October 31,   October 31,   October 31,
                                                2001          2000          1999


                  --------------------------------------------------------------
                  Loss per share            $ (0.14)      $ (0.10)      $ (0.03)
                  ==============================================================

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

      June 28, 2002     Notice of resignation of Mr. Mark Godsy as Director and
                        Chairman of the Board of Sentry and CTI.

                                    SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 22nd day of August 2002.


                                          CTI DIVERSIFIED HOLDINGS INC.

Date: August 22, 2002

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

    /s/ Donald Farnell
 -----------------------------------
   Donald Farnell
   Chief Executive Officer and
   Acting Chief Financial Officer
   August 22, 2002