Form 10QSB
period 2002-09-30
CTI DIVERSIFIED HOLDINGS INC
filed 2002-11-19
CIK 1069489

As filed with the Securities and Exchange Commission on November 19, 2002

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                                  FORM 10-QSB/A

(Mark One)
[X]                QUARTERLY REPORT PURSUANT TO SECTION 13
               OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2002

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

                  614 East 21 Ave., Vancouver, B.C  V5V 1R7
                  -----------------------------------------
           (Address of principal executive offices) (Zip Code)

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

Number of shares outstanding of the registrant's class of common stock as of September 30, 2002: 19,182,967.

The authorized share capital:   50,000,000 common shares, par value of
$0.0001

INDEX TO THE FORM 10-QSB

For the quarterly period ended September 30, 2002



                         PART 1 - FINANCIAL INFORMATION

                                                                            Page
                                                                            ----
Item 1.   Consolidated Financials Statements - CTI Diversified Holdings Inc.
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation

                         PART 11 - OTHER INFORMATION
Item 1.   Legal Proceedings
Item 2.   Changes in Securities and Use of Proceeds
Item 5.   Other Information

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

                          PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

Index
-----

Consolidated Statements of Operations and Deficit for the nine months ended September 30, 2002 and 2001

Consolidated Balance Sheet at September 30, 2002 and December 31, 2001

Consolidated Statements of Stockholders' Deficiency

Consolidated Statement of Cash Flows for the nine months ended September 30, 2002 and 2001

Notes to Consolidated Financial Statements

CTI DIVERSIFIED HOLDINGS, INC.
(A Development Stage Enterprise)
(Unaudited)
Consolidated Balance Sheets
(Expressed in U.S. Dollars)
================================================================================

                                                 September 30,     December 31,
                                                      2002             2001
-------------------------------------------------------------------------------

ASSETS

Current
   Cash and cash equivalents                  $       (4,941)   $           949
   Accounts receivable                                29,441               -
   Prepaid expenses                                    5,309                339
-------------------------------------------------------------------------------
Total current assets                                  29,809              1,288

Fixed assets                                          23,559             35,758

Goodwill                                                -                  -
-------------------------------------------------------------------------------
Total assets                                  $       53,368   $         37,046
-------------------------------------------------------------------------------

LIABILITIES

Current

   Accounts payable and accrued liabilities   $       941,087   $       346,536
   Current portion of notes payable                   729,716            94,153
   Current portion of amounts due to
     shareholders                                     584,924            79,479
-------------------------------------------------------------------------------
Total current liabilities                           2,255,727           520,168

Long-term debt                                         23,043              -

Notes payable                                          50,158            30,030

Due to shareholders                                   276,347           607,988
-------------------------------------------------------------------------------
Total liabilities                                   2,605,275         1,158,186
-------------------------------------------------------------------------------

STOCKHOLDER'S EQUITY (DEFICIENCY)

Capital stock                                           1,918             1,781

Contributed Surplus                                 4,018,200         3,713,131

Deficit accumulated during the development
  stage                                            (6,572,025)       (4,836,052)
-------------------------------------------------------------------------------

Total shareholders' equity (deficiency)            (2,551,907)       (1,121,140)
-------------------------------------------------------------------------------
Total liabilities and shareholders'
  deficiency                                   $       53,368   $        37,046
-------------------------------------------------------------------------------
Commitments

See accompanying notes to the financial statements

CTI DIVERSIFIED HOLDINGS, INC.
(A Development Stage Enterprise)
(Unaudited)
Consolidated Statements of Operations and Deficit
(Expressed in U.S. Dollars)
--------------------------------------------------------------------------------

                                                    August 11, 1998
                                                     (inception) to     Nine Months    Nine Months     Three Months   Three Months
                                                    Sept 30, 2002         ended           ended            ended         ended
                                                      (cumulative)    Sept 30, 2002   Sept 30, 2001   Sept 30, 2002   Sept 30, 2001
-----------------------------------------------------------------------------------------------------------------------------------
Expenses

   Advertising and promotion                        $     52,305    $     50,373    $     10,771    $     48,183    $      1,557
   Depreciation                                           21,683           7,940          10,382           1,738           2,339
   Automotive                                              2,391            -              2,666            -                675
   Consulting                                            307,397          97,243         172,715           7,520          26,285
   Insurance                                               3,186           3,186             558           1,773             304
   Interest and bank charges                              84,192          70,094             -            59,366             -
   Interest paid to shareholders                         137,002          39,160          96,061          10,613          15,806
   Investor relations and reporting costs                134,605          33,859          75,731         (19,788)          21,508
   Legal and accounting                                  242,761         180,296         131,258         116,012          20,479
   Licences, dues and subscriptions                        3,035             435          10,958             202             766
   Office                                                 46,953          11,766          30,530         (34,865)           9,359
   Rent                                                   63,771          48,089          19,439          37,864            (710)
   Telephone                                              21,533          12,016           8,427          10,257           2,115
   Travel                                                 97,030               0         110,124         (48,141)          11,281
   Miscellaneous                                             -                 0           2,816          (1,671)           1,344
   Wages and benefits                                    240,954         240,954            -            139,477             -
-----------------------------------------------------------------------------------------------------------------------------------
                                                       1,458,798         795,411         682,436         328,540         112,974
-----------------------------------------------------------------------------------------------------------------------------------
Loss from operations                                  (1,458,798)       (795,411)       (682,436)       (328,540)       (112,974)
Other items
   Loss on investments                                (4,191,607)       (934,197)     (1,923,413)            -        (1,089,893)
   Interest and other revenue                             12,577          (6,365)          16,381         (6,621)          8.384
-----------------------------------------------------------------------------------------------------------------------------------
                                                      (4,179,030)       (940,562)     (1,907,032)         (6,621)       (981,509)
-----------------------------------------------------------------------------------------------------------------------------------

Net loss for the period                               (6,572,025)     (1,735,973)     (2,589,468)       (335,161)     (1,194,483)

Deficit, beginning of period                                -         (4,836,052)     (2,117,973)     (6,236,864)     (3,512,958)
-----------------------------------------------------------------------------------------------------------------------------------
Deficit, end of period                              $ (6,572,025)   $ (6,572,025)   $ (4,707,441)   $ (6,572,025)   $ (4,707,441)
-----------------------------------------------------------------------------------------------------------------------------------
Loss per share (Basic and diluted)                                  $      (0.10)   $      (0.14)   $      (0.02)   $      (0.06)
-----------------------------------------------------------------------------------------------------------------------------------
Weighted average number of common shares outstanding                  18,790,009      17,808,744      19,182,967      17,808,744
-----------------------------------------------------------------------------------------------------------------------------------

See accompanying notes to the financial statements

CTI DIVERSIFIED HOLDINGS, INC.
(A Development Stage Enterprise)
(Unaudited)
Consolidated Statements of Stockholders' Deficiency
From August 11, 1998 (Date of Inception) to September 30, 2002
(Expressed in U.S. Dollars)
--------------------------------------------------------------------------------

                                                                                                          Deficit
                                                                                                        Accumulated
                                                                                                         During the
                                                                                        Contributed     Development
                                                    Common Shares      Stock Amount        Surplus          Stage
---------------------------------------------------------------------------------------------------------------------
Shares issued to acquire 19% of New York Bagel
   Co., Inc.                                         20,000,000      $        2,000   $        4,091   $         -

Issuance of 500,000 common shares in August 1998
   at $0.01 per share                                 2,000,000                 200            4,800             -
---------------------------------------------------------------------------------------------------------------------

Balance, December 31, 1998                           22,000,000               2,200            8,891             -

Net loss for the year ended December 31, 1999              -                   -                -              (2,994)

Balance, December 31, 1999                           22,000,000               2,200            8,891           (2,994)
---------------------------------------------------------------------------------------------------------------------
Cancellation of shares June 2000                    (15,000,000)             (1,500)           1,500             -

Issuance of 20,000 common shares on August
  11, 2000 in consideration of directors                 20,000                   2             -                -

Stock dividend on December 12, 2000:
  5.25 for one                                       29,835,000               2,983           (2,983)            -

Net loss for the year ended December 31, 2000              -                   -                -              (9,474)
---------------------------------------------------------------------------------------------------------------------
Balance, December 31, 2000                           36,855,000               3,685            7,408          (12,468)

Issuance of shares in consideration of legal
  services performed                                      5,000                   1            9,999             -

Cancellation of shares                              (26,355,000)             (2,635)           2,635             -

Issuance of shares in exchange for
  11,413,700 shares of common stock of Cobratech
  Industries Inc.                                     5,999,591                 600        1,686,297             -

Conversion of promissory notes into common stock,
  effective June 29, 2001                             1,304,153                 130        2,006,792             -

Net loss for the year ended December 31, 2001              -                   -                -          (4,823,584)
---------------------------------------------------------------------------------------------------------------------

Balance, December 31, 2001                           17,808,744               1,781        3,713,131       (4,836,052)

Issuance of shares in consideration for services        100,000                  10           22,990             -

Issuance of bonus shares (note 7)                       181,397                  18              (18)            -

Issuance of shares in exchange for 7,160,000
  shares of Sentry Telecom Systems Inc.                 500,000                  50          109,950             -

Conversion of debt into common stock                    592,826                  59          172,147             -

Net loss for the period ended Sept 30, 2002                -                   -                -          (1,735,973)
---------------------------------------------------------------------------------------------------------------------
Balance, September 30, 2002                          19,182,967      $        1,918   $    4,018,200   $   (6,572,025)
---------------------------------------------------------------------------------------------------------------------



See accompanying notes to the financial statements

CTI DIVERSIFIED HOLDINGS, INC.
(A Development Stage Enterprise)
(Unaudited)
Consolidated Statement of Cash Flows
--------------------------------------------------------------------------------

                                                   August 11, 1998
                                                   (inception) to
                                                    Sept 30, 2002       Nine months ended    Nine months ended
                                                    (cumulative)          Sept 30, 2002       Sept 30, 2001
------------------------------------------------------------------------------------------------------------
Cash flows from operating activities

  Net loss for the period                       $    (6,572,025)     $    (1,735,973)     $    (2,589,468)
  Adjustments to reconcile net income to
   net cash provided by operating activities:
     Depreciation                                        21,683                7,940               10,382
     Gain on sale of assets                             (24,637)              27,338               (5,508)
   Loss on investments and writedown of intangibles   5,313,904              934,197            1,902,969
   Other non-cash expenses                                 -                    -                   4,399
------------------------------------------------------------------------------------------------------------
                                                     (1,255,167)            (766,498)            (681,625)
Change in assets and liabilities:
   Decrease (increase) in accounts receivable           218,371              224,213                3,121
   Decrease (increase) in prepaid expenses                 (166)                 261                 (659)
   Increase (decrease) in accounts payable and
     accrued liabilities                                302,743              156,207              131,101
   Net liabilities acquired on acquisition of
     subsidiaries                                      (610,680)                -                    -
------------------------------------------------------------------------------------------------------------
                                                     (1,344,899)             380,681            (548,062)
------------------------------------------------------------------------------------------------------------
Cash flows from financing activities
   Net increase in convertible notes                  2,006,922                   -                 -
   Net increase in notes payable                        465,738              341,555             (105,190)
   Net increase in shareholder advances
     (repayments)                                       763,538               76,071            1,919,542
------------------------------------------------------------------------------------------------------------
                                                      3,236,198              417,626            1,814,352
------------------------------------------------------------------------------------------------------------
Cash flows from (used in) investing activities
   Capital expenditures                                 (76,259)              (4,473)             (26,315)
   Proceeds on sale of New York Bagel Inc.                6,066                 -                    -
   Investment in and advances to Subsidiaries.       (1,987,561)             (33,226)            (744,775)
   Proceeds on sales of assets                           24,888                 -                    -
   Notes Receivable                                        -                    -                (539,393)
------------------------------------------------------------------------------------------------------------
                                                     (2,032,866)             (37,699)          (1,257,853)
------------------------------------------------------------------------------------------------------------
Effect of exchange rate changes                          82,330                 -                    -

Increase in cash and cash equivalents                    (9,941)               (5,890)               8,437

Cash and cash equivalents, beginning of period            5,000                   949                3,229
------------------------------------------------------------------------------------------------------------
Cash and cash equivalents, end of period        $        (4,941)       $       (4,941)     $        11,666
------------------------------------------------------------------------------------------------------------
Supplementary disclosure - non-cash transactions
------------------------------------------------------------------------------------------------------------
Cash flows from financing activities            $     1,829,897      $        133,000      $     1,814,352
------------------------------------------------------------------------------------------------------------
Cash flows from (used in) investing activities       (1,806,897)             (110,000)          (1,257,853)
------------------------------------------------------------------------------------------------------------
Cash flows from (used in) operating activities         (380,681)             (380,681)            (548,062)
------------------------------------------------------------------------------------------------------------

See accompanying notes to the financial statements

CTI DIVERSIFIED HOLDINGS, INC.
(A Development Stage Enterprise)
(Unaudited)
Notes to the Consolidated Financial Statements
(Expressed in US Dollars)
September 30, 2002
================================================================================

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

     The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future. The Company has no current source of revenue and its operations have been temporarily terminated due to a lack of funds. The future of the company as a "going concern" is highly dependent upon the Company's ability to attract new long-term and permanent equity financing, to complete the development and marketing of the Sentry products, to have the continued support of creditors and shareholders, and ultimately to reach a profitable level of operations. Accordingly, they do not give effect to adjustment, if any that would be necessary should the Company be unable to continue as a going concern and, therefore, be required to realize its assets and liquidate its liabilities other than in the normal course of business and at amounts which may differ from those shown in the financial statements.

2.   Summary of significant accounting policies

     (a)   Principles of Consolidation

           The consolidated financial statements include the accounts of CTI Diversified Holdings, Inc. and its subsidiaries (collectively the "Company"), Cobratech Industries Inc. ("Cobratech"), and Sentry Telecom Systems Inc. ("Sentry"). All significant intercompany accounts and transactions have been eliminated. Cobratech Industries Limited ("CIL"), Cobratech Industries Japan Limited ("CIJL"), and IT Transit Limited ("IT") ceased operations in 2001. The company is exploring voluntary bankruptcy as a means under which to accommodate this. The Company believes its loss is limited to its investment in and advances made to the foreign subsidiaries. Sentry Telecom Systems Inc. ceased operating in August 2002 when its working capital had been completely depleted. The Company continues to seek funding to re-start Sentry's operations.

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

CTI DIVERSIFIED HOLDINGS, INC.
(A Development Stage Enterprise)
(Unaudited)
Notes to the Consolidated Financial Statements
(Expressed in US Dollars)
September 30, 2002
================================================================================

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

     (e)   Cash equivalents

           The Company considers all highly liquid investments with maturities of three months or less when purchased, to be cash equivalents. There were no cash equivalents at September 30, 2002 and at December 31, 2001.

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

     (h)   Goodwill

           Goodwill arising from the acquisition of subsidiary companies is being amortized to income on the straight-line basis over the expected period of benefit, not to exceed forty years. Management reviews on a regular basis, the carrying amount of the goodwill for possible permanent impairment by evaluating undiscounted expected cash flows. Goodwill is written down to its estimated net recoverable amount when there is a permanent decline in its value. At September 30, 2002, the Company has written down its goodwill arising from the acquisition of Sentry to Nil, its estimated net recoverable amount.

CTI DIVERSIFIED HOLDINGS, INC.
(A Development Stage Enterprise)
(Unaudited)
Notes to the Consolidated Financial Statements
(Expressed in US Dollars)
September 30, 2002
================================================================================

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
                                                           =============

4.     Fixed assets

                                            Accumulated      September 30, 2002  December 31, 2001
                                 Cost       depreciation      Net book value      Net book value
     --------------------------------------------------------------------------------------------
     Furniture & fixtures    $      26,319   $      26,319   $         Nil   $     25,572
     Computer equipment             48,796          22,237          26,559         10,186
     --------------------------------------------------------------------------------------------
                             $     116,445   $      48,556   $      23,559   $     35,758
     --------------------------------------------------------------------------------------------

      During the latest quarter, the Furniture and Fixtures were abandoned when the Company moved from its premises at 8525 Commerce Court, Burnaby, B.C. It was determined that the costs of removal and sale would exceed the proceeds of sale.

CTI DIVERSIFIED HOLDINGS, INC.
(A Development Stage Enterprise)
(Unaudited)
Notes to the Consolidated Financial Statements
(Expressed in US Dollars)
September 30, 2002
================================================================================

5.   Notes payable

     The terms of the notes payable are as follows:

     -----------------------------------------------------------------------------------------------------
                                                                         Sept 30, 2002  December 31, 2001
     -----------------------------------------------------------------------------------------------------
     Note payable - Unity Wireless Corporation ("Unity"). The note bears interest at 1% per month and is secured by a general security agreement covering the assets of Cobratech Industries
     Inc. The balance at Sept 30, 2002 consists of principle plus accrued interest. In August 2002, the Company agreed to issue
     428,053 common shares of the Company as payment in full for this
     note and all accrued interest thereon.                            $      102,354    $        94,153


     Notes payable - The notes bear interest at the Bank of Montreal prime rate plus 5% per annum, compounded monthly. The holder of
     the note has agreed not to demand repayment prior to June 2003.           51,371             30,030

     Notes payable - The notes bear interest at 9% per annum,
     compounded monthly and are due on demand.                                290,998               -

     Notes payable - The notes bear interest at the Bank of Montreal prime rate plus 5% per annum, compounded monthly and are due on
     demand. The notes hold as security all of the assets of Sentry.          335,151               -
     ---------------------------------------------------------------------------------------------------
     Total notes payable                                                      779,874            124,183

     Less: current portion due within one year                                729,716             94,153
     ---------------------------------------------------------------------------------------------------
     Long term portion                                                       $ 50,158           $ 30,030
     ---------------------------------------------------------------------------------------------------

CTI DIVERSIFIED HOLDINGS, INC.
(A Development Stage Enterprise)
(Unaudited)
Notes to the Consolidated Financial Statements
(Expressed in US Dollars)
September 30, 2002
================================================================================

6.   Due to shareholders

     The terms of the amounts due to shareholders are as follows:

     -----------------------------------------------------------------------------------------------------
                                                                         Sept 30, 2002  December 31, 2001
     -----------------------------------------------------------------------------------------------------
     Notes payable - The notes payable are due to shareholders and bear interest at the Bank of Montreal prime rate plus 5% per
     annum, compounded monthly.                                        $      568,182    $       522,097

     Notes payable - The notes are due to a shareholder and director of CTI. The notes bear interest at the Bank of Montreal prime
     rate plus 5% per annum, compounded monthly.                               94,766             85,891

     Advances from shareholders, bearing interest at 6% per annum,
     compounded monthly, with no set terms of repayment.                      104,860               -

     Advances from shareholders, non-interest bearing with no set
     terms of repayment.                                                       93,463             79,479
     ---------------------------------------------------------------------------------------------------
                                                                              861,271            687,467

     Less: current portion due within one year                                276,347             79,479
     ---------------------------------------------------------------------------------------------------
                                                                       $      584,924    $       607,988
     ---------------------------------------------------------------------------------------------------


     (a) The minimum principal repayments on the notes payable to shareholders during the next two years are as follows:

                         ------------------------------------------------------
                           2002                                   $     276,347
                           2003                                         584,924
                         ------------------------------------------------------
                           Total                                  $     861,271
                         ------------------------------------------------------

7.   Capital Stock

     (a) Authorized: 50,000,000 common shares with a par value of $0.0001 per share

     (b)   Issued: 19,182,967 common shares

     (c)   Warrants

           In February 2002, the Company issued 300,000 share purchase warrants, with an exercise price of $0.25 per share and an expiry date of December 2006, to two directors of the company. The warrants also have a cashless exercise price. In lieu of exercising this warrant, the holder may elect to receive shares of common stock equal to the "value" of the warrant, calculated based on the fair market value of the shares in excess of the market price. As of September 30, 2002, the Company has the following warrants outstanding:

              Number of warrants            Exercise price       Expiry date
              ------------------            --------------       -----------
                 702,770                        $ 2.20            June 2003
                 601,380                        $ 1.50            June 2003
                 300,000                        $ 0.25            December 2006
             -----------
               1,604,150
             ===========

CTI DIVERSIFIED HOLDINGS, INC.
(A Development Stage Enterprise)
(Unaudited)
Notes to the Consolidated Financial Statements
(Expressed in US Dollars)
September 30, 2002
================================================================================

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

           There were no shares issued during the three months ended September 30, 2002.

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
                         ------------------------------------------------

     (b) The Company's office premises lease expired at the end of August 2002 and was extended for one month. At the end of September 2002, the Company moved its offices temporarily into premises owned by a Director of the Company, at no compensation.

9.   Related party transactions

     The aggregate amount of expenditures made to parties not at arm's length to the Company for the nine month period ended September 30, consist of the following:

     --------------------------------------------------------------------------
                                                        2002            2001
     --------------------------------------------------------------------------
     Consulting fees paid or accrued to a director
       of the Company                               $    32,576     $      -

     Interest paid to shareholders                       48,754        96,061
     ---------------------------------------------------------------------------

     Management is of the opinion that the terms and conditions are consistent with standard business practice.

CTI DIVERSIFIED HOLDINGS, INC.
(A Development Stage Enterprise)
(Unaudited)
Notes to the Consolidated Financial Statements
(Expressed in US Dollars)
September 30, 2002
================================================================================

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

In August 2002, the working capital of both Sentry Telecom Systems Inc. and CTI Diversified Holdings Inc. had been totally depleted. As a consequence, the operations of Sentry ceased in August and the offices of the Company were temporarily relocated to premises owned by a director of the Company. Fixed assets comprising the furniture and some office equipment of the Company were abandoned by the Company as it was determined that the proceeds of sale would be less than the cost of removal, moving to an auction site and costs of sale. The write off of asset carrying values required to give effect to this specific change are reflected in the financial statements of the Company as at September 30, 2002. The Company is seeking funding to enable it to re-start the operations of Sentry. Although there can be no assurance that the Company will be successful in raising new funds, investors should be aware that significant dilution of their investment is likely to occur if the Company succeeds in raising new funds.

Additionally, the Company intends to make an offer to settle all outstanding liabilities by issuance of equity. Management believes that this debt conversion is necessary in order to make the Company's balance sheet more attractive to potential investors. If the Company succeeds in converting all or some of these liabilities into equity of the Company, existing shareholders will incur significant dilution of their investment as a result thereof.



Results of Operations

(All amounts are in US dollars unless otherwise stated)

   The results for the period ended September 30, 2002 reflect the operating results of CTI, Cobratech Industries Inc., for the period January 1 to September 30, 2002 and Sentry for the period from the date of acquisition (April 15, 2002) until September 30, 2002. The results for the period ended September 30, 2001 reflect the operating results of CTI and Cobratech Industries Inc. on a consolidated basis, and the Asian subsidiaries; Cobratech Industries Limited, Cobratech Industries Japan Limited, and IT Transit Limited (collectively "Asian Operations"), on an equity basis.

For the 3 months ended September 30, 2002
------------------------------------

   The total expenses for the 3 months ended September 30, 2002 was $328,540 compared to $112,974 for the three months ended September 30, 2001. Operating expenses for Sentry for the period April 15 to September 30, 2002 are included in the results of operation for the third quarter of 2002. Sentry's operating results for the periods prior to April 15, 2002 are not included in the consolidated operating results of CTI.

    The majority of the increase of expenses for the three months ended Sep 30, 2002 are attributable to the operations of Sentry. Wages and benefits, totally attributable to Sentry, amounted to $139,477 while legal and accounting expenses were $116,012, reflecting the increased accounting expenses of conducting an audit of Sentry and the legal costs of the transaction. Rent was $37,864 for the three months, which represents the cost of the Sentry premises. These premises were abandoned in September.

   The company had a loss from operations of $328,540 for the three months ended September 30, 2002, compared to $1,194,483 for the 3 months ended September 30, 2001 and a loss per share of $0.02 for the three months ended September 30, 2002 and $0.06 for the three month period ended September 30, 2001. The Company incurred a loss on its investments in its foreign subsidiaries of $1,359,177 and a loss of $539,393 on its investment in Sentry for the period ended September 30, 2001. The Company wrote down its goodwill resulting from the acquisition of Sentry to nil at June 30, 2002, representing the estimated net realizable of the goodwill at June 30, 2002. Sentry will not be able to re-commence operating as a going concern unless sufficient new funding is secured. The Company estimates that this new funding would have to be finalized before the end on 2002 in order for Sentry to be re-started. After that date, it is unlikely that the Company could re-hire the key Sentry personnel that would be required to successfully re-start the operations.

For the 9 months ended September 30, 2002
-----------------------------------------

   For the first nine months of 2002, the Company had limited operations and did not generate any revenue from operations.

   Total expenses for the 9 months of 2002 were $795,411 compared to $682,436 for the nine months ended September 30, 2001

   The majority of expenses incurred in the first nine months of 2002 consisted of wages and benefits, legal and accounting costs, investor relations and regulatory costs, consulting fees and advertising and promotion. Legal and accounting costs and consulting fees are primarily costs associated with the preparation of our 10-KSB and general financial and executive consulting services incurred in the first three quarters of 2002.

   For the nine months of 2001, we recorded a loss on our investments of $1,898,570, which includes a write down of goodwill recorded on the acquisition of Cobratech, a write down of our equity investment in our Asian operations and a provision for impairment in value of our investment in Sentry. In 2002, we recorded a loss on investments of $934,197, which was solely related to our write down of the carrying value of our investment in Sentry.

   As a result of the above transactions noted above, we incurred a loss of $1,735,973 or $0.10 per share for the first nine months of 2002 compared to a loss of $2,589,468 or $0.14 per share for the first nine months of 2001.

Liquidity and Capital Resources

   At September 30, 2002, our current assets totalled $29,809 compared to $1,288 at December 31, 2001. Our current assets at September 30, 2002 consisted of ($4,941) in cash, $5,309 in prepaid expenses, and $29,441 in miscellaneous amounts receivable.

   During the first 9 months of 2002, we used $766,498 of cash in operating activities, generated $417,626 in cash from financing activities, and used $37,699 of cash in investing activities.

   Our cash generated from financing activities relating to promissory notes issued during the period which bear interest at 9% per annum, are unsecured, and have no set terms of repayment, amounted to $341,555.

   At September 30, 2002, we had total liabilities of $2,605,275 compared to $1,158,186 at December 31, 2001. The increase in liabilities reflects the shareholder advances and promissory notes issued during this period as well as an increase in accounts payable and accrued liabilities, which amounted to $169,234 during the quarter ended Sep 30, 2002.

   Our existing cash balances are not sufficient to carry our normal operations. In order to re-establish research and development expenditures of Sentry at minimum required staffing levels, we will need to raise approximately $500 thousand before re-hiring personnel and approximately $1.5 million in total during the next 12 months. To the extent that we require additional funds to support our operations or the expansion of our business, we may sell additional equity or issue debt. Any sale of additional equity securities will result in dilution of our stockholders. There can be no assurance that additional financing, will be available to our company or on acceptable terms.

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

   Cobratech, along with various alleged guarantors, has been sued in the Supreme Court of British Columbia, by Unity Wireless Corp. for repayment of certain funds advanced to Cobratech. In November 2000, Unity advanced $200,000 to Cobratech, evidenced by a promissory note and secured by a general security agreement covering the assets of Cobratech. The loan bears interest at 1% per month. The action is dated October 24, 2001. The principal balance owing at December 31, 2001 under the loan agreement was approximately $78,000. The action Was stayed until May 2002 on the condition that Cobratech agreed to pay 10 percent of all funds received from financing in excess of $100,000 from May 2002, until the outstanding amount has been paid. Two of our directors were also directors of Unity. The company is currently in default of this agreement.

   In August, 2002, CTI reached a verbal agreement with Unity Wireless Corp. wherein Unity agreed to convert its outstanding indebtedness into 428,053 common sharers of CTI. To the extent that we are successful in completing the conversion of this indebtedness into equity, the issuance of these shares will result in dilution to our existing stockholders. There can be no assurance that we will be successful in completing the conversion of this indebtedness into equity.

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

We issued the following securities during the period, January 1, 2002 to September 30, 2002:

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

    May 2002 - 592,826 shares of common stock to a Canadian company issued on conversion of debts of Sentry, under Regulation S

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

Note payable - Unity Wireless Corporation ("Unity"). The note bears interest at 1% per month and is secured by a general security agreement covering the assets of Cobratech Industries Inc. The entire balance of $102,354, at Sept 30, 2002 is overdue and legal action has been commenced by Unity Wireless Corporation. In August 2002, the Company agreed to issue 428,053 common shares of the Company as payment in full for this note and all accrued interest thereon and Unity Wireless agreed, in writing, to accept these shares as settlement in full.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We submitted no matters to a vote of security holders during the quarter ended September 30, 2002.

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

   In August 2002, the Company shut down the operations of Sentry when funds ran out. The Company moved out of its premises at 8525 Commerce Court, Burnaby and abandoned most of its fixed assets that were comprised of furniture, fixtures and some office equipment. The intellectual property of Sentry, comprised of computer software, has been placed in storage with a director of the Company. The offices of the Company have been temporarily moved, without compensation, to premises owned by a director of the Company. At present, the Company has no employees other that the President & CEO. The Company's operations will be re-commenced only upon sufficient new funding being obtained.

   In September 2002, as a result of the need to shut down the operations of Sentry when the Company's funds were depleted, Mr. Rene Palsenbarg resigned as a Director of the Company.

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

      Nil

                                    SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 18 day of November 2002.


                                          CTI DIVERSIFIED HOLDINGS INC.

Date: November 18, 2002

                                          By: /s/ Donald Farnell
                                             ---------------------------------
                                             Director, Chief Executive Officer

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of CTI Diversified Holdings, Inc., (the "Company") on Form 10-QSB for the period ended September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Donald Farnell, Chief Executive Officer and Acting Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The financial information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

    /s/ Donald Farnell
 -----------------------------------
   Donald Farnell
   Chief Executive Officer and
   Acting Chief Financial Officer
   November 18, 2002

                                 CERTIFICATIONS

I, Donald Farnell certify that:

1. I have reviewed this quarterly report on Form 10-QSB/A of CTI Diversified Holdings, Inc.;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and I have:

   a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

   b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

   c) presented in this report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

   a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

   b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. I have indicated in this report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  November 18, 2002


                                               /s/ Donald Farnell
                                              ----------------------------------
                                              Donald Farnell, CEO and Acting CFO