Form 10KSB
period 2002-12-31
CTI DIVERSIFIED HOLDINGS INC
filed 2003-04-30
CIK 1069489

As filed with the Securities and Exchange Commission on April 29, 2003

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(Mark One)
[X]	ANNUAL REPORT PURSUANT TO SECTION 13
OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13
OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to ______________

Commission File Number 000-30095

CTI DIVERSIFIED HOLDINGS, INC
(Exact name of registrant as specified in its charter)

Delaware	33-0921967

State or other jurisdiction of	(I.R.S. Employer
incorporation or organization	Identification No.)

                   8709 – 50 Avenue, Edmonton, Alberta, Canada T6E 5H4
(Address of principal executive offices)             (Zip Code)

Registrant’s telephone number, including area code      (877) 644- 6638

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
None	None

Securities registered pursuant to Section 12(g) of the Act:
                                     Common Stock, par value $.0001 per share
(Title of class)

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes    X     No

          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

          The aggregate market value of voting stock held by non-affiliates of the registrant was $3,141,468 on April 21, 2003.

          Number of shares outstanding of the registrant’s class of common stock as of April 21, 2003 was 19,783,375

          The Company recorded $nil revenues in 2002.

FORWARD LOOKING STATEMENT

THIS ANNUAL REPORT ON FORM 10-KSB CONTAINS PREDICTIONS, PROJECTIONS AND OTHER STATEMENTS ABOUT THE FUTURE THAT ARE INTENDED TO BE “FORWARD-LOOKING STATEMENTS” WITHIN THE MEANING OF SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED (COLLECTIVELY, “FORWARD-LOOKING STATEMENTS”). FORWARD-LOOKING STATEMENTS INVOLVE RISKS AND UNCERTAINTIES. A NUMBER OF IMPORTANT FACTORS COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE IN THE FORWARD-LOOKING STATEMENTS. IN ASSESSING FORWARD-LOOKING STATEMENTS CONTAINED IN THIS ANNUAL REPORT ON FORM 10-KSB, READERS ARE URGED TO READ CAREFULLY ALL CAUTIONARY STATEMENTS – INCLUDING THOSE CONTAINED IN OTHER SECTIONS OF THIS ANNUAL REPORT ON FORM 10-KSB. AMONG SAID RISKS AND UNCERTAINTIES IS THE RISK THAT THE COMPANY WILL NOT COMPLETE ITS PROPOSED ACQUISITIONS OR ANY OTHER SUITABLE ACQUISITIONS, THAT ITS MANAGEMENT IS ADEQUATE TO CARRY OUT ITS BUSINESS PLAN AND THAT THERE WILL BE ADEQUATE CAPITAL; IN ADDITION, IF SAID ACQUISITIONS ARE COMPLETED THEY MAY BE UNSUCCESSUFL FOR TECHNICAL, ECONOMIC OR OTHER REASONS.

CURRENCIES

All amounts expressed herein are in US dollars unless otherwise indicated.

PART I

ITEM 1. DESCRIPTION OF BUSINESS.

GENERAL

CTI Diversified Holdings, Inc. (referred to herein as “we”, “CTI”, “the Company” or “our Company”) changed its business focus in early fiscal 2003. In January 2003, we converted a significant portion of our outstanding debt to equity, secured new financing and adopted a new business plan. Our new mandate is to realize enhanced capital appreciation for our stockholders, by providing our expertise to emerging companies offering timely product solutions and/or strategic investment opportunities in the petroleum production and service industries.

We are in the start-up phase of our operations, and we have not yet realized any revenues from our proposed products or services.

History

CTI Diversified Holdings, Inc. (formerly Unique Bagel Co., Inc.) was incorporated under the laws of the state of Delaware on August 11, 1998. On January 10, 2001 we changed our name to CTI Diversified Holdings, Inc. ("CTI") and pursuant to a Share Purchase Agreement effective February 16, 2001, we acquired 100% of the total issued and outstanding shares of Cobratech Industries, Inc. ("Cobratech"), a private company incorporated in British Columbia, Canada. Cobratech conducted its operations primarily through Cobratech Industries Limited, (“CIL”) a 100% controlled subsidiary incorporated in Hong Kong. CIL also had 100% control over Cobratech Industries Japan Limited (“CIJL”), a company incorporated in Japan to conduct Cobratech’s operations in Japan.

By August 2001, we had reached the decision to cease all of our Asian operations. It was apparent that our plan to introduce our planned products and services into Asia was no longer the opportunity it was earlier thought to be. We closed our offices in both Hong Kong and Tokyo, terminated all of our employees and vacated our premises. For the year ended December 31, 2001, we wrote down our investment in Cobratech to $nil from $1,198,911 and recorded a provision for the costs of winding up the operations of $200,000. No formal steps to complete the windup of our subsidiaries conducting the Asian business have yet been undertaken.

In May 2001, we entered into a Purchase and Sale Agreement with Sentry Telecom Systems, Inc. (“Sentry”), to purchase a 34% equity interest. The Sentry purchase expired on August 15, 2001. Prior to the expiration, we paid $250,000 as a non-refundable, convertible deposit to Sentry and, between May 15 and August 15, 2001 advanced by way of promissory notes approximately $224,000 to Sentry. The non-refundable deposit was converted into

1,000,000 units of Sentry at $0.25 per unit, each unit comprised of one common share and one warrant to purchase an additional common share for $0.25 each. The warrants all expired on January 31, 2002.

As the next step, we entered into an agreement in January 2002 to acquire 7,160,000 common shares (80%) of Sentry, directly from the founding shareholders of Sentry, in exchange for 500,000 shares of common stock of CTI. This agreement closed on April 15, 2002. The purchase agreement provided for the immediate issuance of 150,000 shares and the release of the balance of 350,000 shares over a period of one year, subject to the completion of certain milestones. Including the 1,000,000 shares of Sentry that were received pursuant to the conversion of a deposit in 2001 , we then owned 90.7% of the outstanding common stock of Sentry.

Sentry is a private British Columbia company that was developing a unique and patented new telecommunications security product. We saw this new technology as having significant market potential and the ability to become the core security product to attract existing, established distributors, since this product would not be in direct competition with their present security solutions. Sentry had the proprietary new product that we were seeking and needed ongoing funding in order to complete its development. Additionally, Sentry had very experienced management that we believed would be an significant asset to us in developing our business plan.We believed this initial proprietary product would provide a foundation for a family of significantly more advanced and diversified securities systems products.

Prior to the beginning of 2002, Sentry had ceased operations, due to a lack of funds. We received $277,654 in the first four months of 2002 in financing from an outside party, which allowed us to commence re-starting Sentry's operations in late March. We advanced $24,800 to Sentry during the period January 1, 2002 to March 31, 2002, and advanced a further $110,000 in April 2002. These funds were augmented by approximately $275,000 that Sentry received from Canadian income tax authorities as a refund of the previous year's scientific research and development expenditures.

The aggregate of these funds allowed us to re-commence Sentry's operations in April, 2002. In late March 2002, Donald Farnell, resigned his positions at Sentry and was re-appointed a director, President & CEO of our company and Marlene Gaudry was re-appointed our Chief Financial Officer. Concurrently, Mark Godsy, who had become a significant shareholder of our company, was appointed a Director and agreed to serve as Chairman of the Board. These management changes were augmented in early April by the nomination of Douglas A. Mazur as a director and President and CEO of Sentry and the additional appointment of Mark Godsy as a director and Chairman of Sentry.

By June, 2002, we had not been successful in our attempts to raise additional funding. Accordingly, we were unable to advance promised additional funding to Sentry that would allow Sentry to hire additional development and marketing personnel. As a direct consequence of this funding shortfall, in June 2002 Mr. Mazur resigned as a director and President & CEO of Sentry, Ms. Gaudry resigned as Chief Financial Officer and Mr. Godsy resigned as a director and Chairman of both the Company and Sentry. Mr. Farnell re-assumed the positions of President & CEO of Sentry and Chairman of our Company on an interim basis.

In August 2002, the working capital of both Sentry and our Company had been totally depleted. As a consequence, the operations of Sentry ceased in August and the offices of the Company were temporarily relocated to premises owned by a director of the Company. Neil Cox resigned from his positions in Sentry at this time. Fixed assets comprising the furniture and some office equipment of the Company were abandoned by the Company as it was determined that the proceeds of sale would be less than the cost of removal, or moving to an auction site and costs of sale. The write off of asset carrying values required to give effect to this specific change are reflected in the interim financial statements of our Company for the nine months ended September 30, 2002.

OUR REVISED BUSINESS PLAN

When it became apparent that capital markets were no longer receptive to emerging high technology companies such as Sentry, which forced us to cease Sentry’s operations, we began to revise our business plan to better position our company to take advantage of positive trends in the oil and gas industry. During 2002 and 2003 to date, we were successful in converting $1,309,214 of outstanding debt to equity, and raised approximately $1.4 million in new working capital through an unsecured loan (See Item 12 “Interest of Management and Others in Certain Transactions”).

As noted previously, our new mandate is to realize enhanced capital appreciation for our stockholders, by providing our expertise to emerging companies offering timely product solutions and/or strategic investment opportunities in the petroleum production and service industries. Although there can be no assurance of future success, we intend to carry out our new mandate by:

1.
Investing primarily in companies or products where early stage product development has been completed. Early stage product development generally means any basic research surrounding a potential product or service and the development of working prototypes. This will enable us to minimize risks associated with early stage start ups, reduce both the time frame and amount of capital required for commercialization of proposed products, and thus maximize any potential return to our stockholders.

2.	Generally acquire a controlling or majority equity position to fully participate in the target company’s strategic business plan and corporate governance.

3.
Contribute our business expertise to assist in the further development of the target company’s business and operations. We believe that a combination of our skills in conjunction with the target’s skills will maximize the probability of potential success.

We currently have no revenue from operations, we are in a start-up phase with our existing assets and we have no significant assets, tangible or intangible. There can be no assurance that we will generate revenues in the future, or that we will be able to operate profitably in the future, if at all. We have incurred significant net losses in each fiscal year since inception of our operations.

In order to continue with our revised business plan, we will require additional equity or debt funding within approximately 6 months if we do not complete any acquisitions, and we may require funding sooner if we identify and complete an acquisition or investment. There can be no assurance we will be successful in obtaining additional financing on favourable terms, if at all. We have limited funds to maintain our own ongoing expenses, and we currently have significant current liabilities that will need to be paid in the ordinary course of business. Without an infusion of new capital, the Company will not be able to maintain current operations beyond these periods.

We are also continuing to experience negative cash flows from operations. We will likely be required to place additional securities in new financings to make up for such negative cash flow. Such transactions may have a negative or depressing effect on the trading prices for our publicly-traded common stock.

Rapid growth often places considerable operational, managerial and financial strain on a company. To ensure the success of our new business plan, we must do the following on a proactive basis:

1.	Improve, upgrade and expand our business infrastructure

2.	Hire, train and retain key management for our company and ensure any target company does the same

3.	Advance the commercialization development programs for target companies so they become cash flow positive as soon as is practically possible

4.	Maintain adequate financial resources

Our Company's future opportunities for success greatly depends on the continued employment of and performance by senior management, including the successful hiring of a permanent Chief Executive Officer experienced in the oil and gas industry, and key personnel at any potential target companies. We would be materially adversely affected if one or more of the senior management team do not continue to perform in their present positions, if we are unable to hire an experienced President and CEO, or if we or potential targets are unable to hire and train a sufficient number of qualified management, professional, technical and regulatory personnel.

MANAGEMENT CHANGES AND PROPOSED ACQUISITION

On February 28, 2003, Mr. Donald E. Farnell resigned as our acting Chief Financial Officer. On March 5, 2003, Mr. Alfred Comeau and Mr. Terry Mereniuk were appointed to our Board of Directors. On March 31, 2003, Mr. Farnell resigned his positions as Director, Chairman, President and CEO. On April 9, 2003, Mr. John Anderson, a Director of our Company, was appointed interim President and CEO, replacing Mr. Farnell. Mr. Terry Mereniuk was appointed Chief Financial Officer. On April 24, 2003, Mr. Anderson was appointed Secretary/Treasurer.

On March 27, 2003 we announced our intention to proceed with our first acquisition. We entered into a Memorandum of Agreement dated March 27, 2003 with Flowray Inc. ("Flowray") and Flowstar Technologies Inc. ("Flowstar") under which we have advanced $1,290,000 Canadian dollars (approximately $877,000) by way of a loan to Flowray and Flowstar for operating purposes. Flowray and Flowstar, as borrowers, have provided our Company with a promissory note for each advance. The borrowers have agreed to pay us interest on the promissory notes at the rate of 5% per annum, calculated monthly on the last day of each month, not in advance, from the date of each promissory note on the outstanding balance. The promissory notes are due as follows: 25% of the outstanding balance of the promissory notes on March 30, 2004, a further 25% on September 30, 2004, a further 25% on March 30, 2005, and the balance together with all accrued interest on September 30, 2005.

As security for the repayment of the promissory notes, Flowray and Flowstar have granted us a security interest in all of their present and after-acquired personal property. The President, director and a shareholder of each of Flowray and Flowstar, has agreed to postpone his rights as holder of security interests and security agreements on the personal property of the borrowers to all rights and security interests of the Company. Notwithstanding the postponement, he is entitled to repayment of shareholders loans up to $65,032.70 Canadian dollars (approximately $44,000) advanced previously to the borrowers, and reimbursement from the borrowers of expenses incurred in the ordinary course of business.

Source of proceeds to Company for loans made to Flowray and Flowstar.

We obtained the funds that were advanced to Flowray and Flowstar through a loan from AHC Holdings Inc., a private Alberta company wholly owned by Comeau Industries Ltd., of which Mr. Alfred Comeau is the majority shareholder. Under the terms of a loan agreement, AHC agreed to make available up to $2,000,000 Canadian dollars or approximately $1,370,000. As at April 14, 2003, we had borrowed $1,437,661.83 Canadian dollars, or approximately $985,000. All advances under the loan are secured by promissory notes. We have agreed to pay interest to AHC at the rate of 15% per annum. The principal and all accrued and unpaid interest are due on December 31, 2005. As a bonus for the loan, we issued AHC a warrant to purchase up to 1,000,000 shares of our common stock exercisable at a price of $0.15 per share until March 6, 2006. We also issued a warrant to Terry Mereniuk, of Edmonton, Alberta, for his services to the Company in facilitating the loan from AHC. The warrant entitles Terry Mereniuk to purchase up to 500,000 shares of our common stock exercisable at a price of $0.15 per share until March 6, 2006.

On March 5, 2003, we appointed both Alfred Comeau and Terry Mereniuk to our Board of Directors. On April 9, 2003 Mr. Mereniuk was appointed Chief Financial Officer of our Company.

Business of Flowstar and Flowray.

Flowray and Flowstar are private companies incorporated in Alberta, Canada. Since inception, Flowray has been developing a new system for measuring the flow of gas in upstream petroleum production applications. This system is known as the Digital Chart Recorder or “DCR-900”. The DCR-900 system consists of a turbine based flow measurement signal generating device, temperature and pressure probes and a flow computer, which performs all of the flow calculations. This system has recently received approval from the Canadian Standards Association (CSA) and has received independent verification of accuracy from Southwest Research Institute in Houston Texas.

The companies are currently in the process of field-testing the product. DCR-900 units are now being installed in customer applications for testing. There have been no commercial sales of the product as of the date hereof. The companies anticipate that they will be in a position to generate commercial sales in the next several months.

Flowstar has secured the right to manufacture, market and distribute the products that have been developed by Flowray, in exchange for a 10% royalty on sales. Flowstar also represents and distributes independent third party products, and is positioning itself to be a leading supplier of flow measurement equipment to the petroleum industry. Flowray and Flowstar currently have no significant tangible assets. The intellectual property assets of Flowray include a US provisional patent application filed on or about March 3, 2003 for the technology used in the DCR-900 system. Flowray also has an exclusive worldwide marketing agreement with Hoffer Flow Controls Inc. for a gas turbine under a private label arrangement with Flowstar. Flowray also holds the intellectual property for liquid based totalizers, burner igniters, and windows based gas flow calculation software, all of which Flowstar markets. Flowstar also markets a line of liquid turbines for which there is no intellectual property, as the patents expired long ago.

Flowray has given Cal-Scan Services Ltd. ("Cal-Scan"), a private Canadian company, a right of first refusal to engineer, supply or manufacture the DCR-900 product according to Flowray's specifications. One of the shareholders of Flowray and Flowstar is also a principal of Cal-Scan. Cal-Scan is also the owner of a trade secret, which is incorporated in the design of Flowray's DCR-900 system. For each DCR-900 unit purchased from Cal-Scan, Flowray has agreed to pay Cal-Scan a $200 Canadian dollar (approximately $130) fee for use of the trade secret. Details of Cal-Scan's trade secret will be provided to a mutually agreeable trust agent, to be held in escrow and not disclosed to Flowray, except if any of the following events occur:

a)	Cal-Scan is declared bankrupt;

b)
Cal-Scan refuses to perform any manufacturing or engineering of the DCR-900 product and refuses to allow a third party or Flowray to manufacture the produce or refuses to supervise a third party or Flowray to continue the engineering of the product.

Flowray has also granted Cal-Scan an irrevocable, exclusive license to use Flowray's technology related to differential pressure orifice plate system flow measurement, in oil field production well testing. Cal-Scan's license will permit it to manufacture, market, and sell flow measurement products, or sub-license or assign these rights, in markets other than turbine based flow measurement. The term of Cal-Scan's license will continue for the life of Flowray’s patent. If Flowray fails to purchase at least 100 units within the first two years from January 1, 2003, 200 units in year three and 300 per year thereafter, then Cal-Scan's license to use Flowray's technology will be extended to its entire subject matter without any restriction on the market. If Flowray is declared bankrupt, Flowray has agreed to assign to Cal-Scan all its rights to the flow measurement technology, including patents and patent applications. Flowray also granted Cal-Scan a distributorship for the DCR-900 product. Any cost savings resulting from revisions to the product will be split equally between Flowray and Cal-Scan.

Details of intended acquisition by Company of up to 51% of Flowray and Flowstar.

Under a letter of intent dated February 6, 2003, we have agreed to acquire up to 51% of the issued and outstanding share capital of both Flowray and Flowstar. It is intended this will be accomplished by way of transfer of previously issued shares from the current shareholders of the companies and by the purchase of shares from treasury of Flowray. The consideration we are to pay pursuant to the acquisition includes:

1.
the issuance to the shareholders of Flowstar of an aggregate of 750,000 shares of our common stock at a deemed price of $0.13 per share in exchange for the transfer of 51% of the issued shares of Flowstar;

2.	the payment of an aggregate of $750,000 Canadian dollars or approximately $512,000, to Flowray in consideration of the issuance of treasury shares to the Company;

3.	the payment of an aggregate of $1,000,000 Canadian dollars or approximately $683,000 to the shareholders of Flowray in consideration of the transfer of certain of their shares of Flowray; and

4.
the issuance to the shareholders of Flowray and Flowstar of such number of additional shares of common stock of the Company equal in value to $500,000 Canadian dollars or $341,000, calculated at the average market price for two months prior to the date of issuance and discounted by 20%.

Two shareholders each hold 50% of the current issued share capital of Flowray and Flowstar. The acquisition of 51% of Flowray and Flowstar may complete in stages. The first closing of the transactions contemplated by the letter of intent will not occur until the parties have signed a formal share purchase and subscription agreement and all closing conditions have been fulfilled or waived by the parties. We may make the cash payments in instalments required to be paid on or before certain deadlines over the period ending January 15, 2004. Should we proceed, we will issue the first allotment of 750,000 shares on the first closing date. The second allotment of shares worth $341,000 is due on or before January 15, 2004.

All shares of common stock to be issued to the shareholders of Flowray and Flowstar are to be registered or qualified for sale under applicable securities laws within 120 days of the date of issuance.

Of the $877,000 loan to Flowray and Flowstar noted previously, $519,000 will remain a loan to Flowray and Flowstar. The balance of the loan will be applied to the purchase price for the acquisition of Flowray shares by our Company. In addition to the loan of $519,000, we have agreed to increase the loan by an additional $505,000, for a total loan of $1,024,000 or $1,500,000 Canadian dollars. The loan will be secured by the general security agreement already signed by the borrowers and will bear interest at 5% per annum. The loan may be repaid depending upon the cash flow of Flowray and Flowstar and at the discretion of the boards of directors of the borrowers.

On the first closing date, the board of directors of each of Flowray and Flowstar will be comprised of three directors, two of whom will be nominated by our Company and one of whom will be nominated by the two existing shareholders.

Upon our acquisition of 51% of the issued shares of Flowray and Flowstar, we will have the option to purchase the remaining 49% of the issued shares of Flowray or Flowstar, or both, at the fair market value based on a valuation prepared by an independent business valuator. Our option to purchase the remaining 49% may be exercised at any time without an expiry date. If the existing shareholders of Flowstar and Flowray receive an offer from a third party to purchase their remaining 49% interest, we will have the right of first refusal to purchase the interest on the same terms as the offer.

We have not yet completed the transaction to acquire the interest in Flowstar and Flowray. Completion is subject to satisfactory due diligence and completion of documentation, among other things. There can be no assurance that we will complete this transaction on terms described herein, or at all.

PRODUCTS AND SERVICES

Because of the adoption of our new business plan and past circumstances described herein, we do not currently offer any products or services, and we do not conduct any sales or marketing activities. We consider our new Plan too general at this time to estimate the exact products and services that we may derive from any future acquisition. Additionally, we have not yet been able to define our potential customer base or principal suppliers. Our research and development activities ceased in 2002 with the closure of Sentry.

We anticipate that all future business and research and development activities will be carried out by all of our potential target acquisitions, including Flowstar and Flowray, should this transaction close on terms that are acceptable.

In all likelihood some of our activities will incur costs for environmental compliance, because our intended business focus is on the oil and gas industry.

COMPETITION

Any competition experienced by our Company would be through our potential target companies, including Flowstar and Flowray, if the acquisition is completed. We cannot yet discuss any related competition, due to the contingent nature of the acquisition.

The petroleum service industry is populated with many specialized companies providing a host of services to producing companies. Many of these companies are significantly larger than our company, with far greater financial resources and widely accepted product and service offerings.

There can be no assurance that we will be successful in meeting any competition for any new future product and service offerings we may acquire or develop, or that we can successfully differentiate our offerings.

EMPLOYEES

We currently do not have any employees. Mr. John Anderson, our President & CEO, and Mr. Terry Mereniuk our CFO, currently devote approximately 15% and 20% of their time to our business respectively, as we are in the start up phase of our revised plan. We anticipate that this may increase as we develop our revised business plan.

As we grow, there will be a need to hire additional employees and consultants. There can be no assurances that we will be successful in attracting and retaining these required additional employees. Any delay in hiring these people could have a significant impact on our ability to complete the development of our business. The competition is intense for qualified executive and technical personnel and there can be no assurance that we will be successful in hiring the right individuals

All of our past employees and consultants have executed non-disclosure agreements, and we maintain an ongoing policy that all new employees and consultants are required to execute our non-disclosure agreement prior to commencing work on our behalf.

INTELLECTUAL PROPERTY

We currently do not hold any intellectual property, other than that for Sentry. Given the nature of our revised business, it is likely that a potential target company will directly hold intellectual property, which may consist of patents, licences, drawings or other proprietary rights to the product or service.

REGULATORY

We are currently not subject to any regulatory matters related to our business, as we are in the start up phase of our operations.

Any potential acquisition of a target company or interest in a target in the oil and gas industry, will be subject to standardized safety tests and must be certified as explosion proof prior to commercialization of any product. These tests are conducted by the Underwriters Laboratory, and if in Canada, the Canadian Standards Association.

Any potential product that is involved in the measurement of flows or quantities of natural gas or petroleum liquids or products will also likely be subject to certification by regulatory authorities to ensure that the product accurately measures quantities in a production setting.

ITEM 2. PROPERTIES

Principal Business Offices

Prior to August, 2002, our business, executive and operational offices were located at 8525 Commerce Court, Burnaby, British Columbia, Canada V5A 4N3. Our rental costs were approximately $5,600 per month.

By August 2002, our working capital had been totally depleted. As a consequence, our operations ceased in August and the offices of the Company were temporarily relocated to premises owned by a director and our president. Fixed assets comprising the furniture and some office equipment were abandoned, as it was determined that the proceeds of sale would be less than the cost of removal. The write off of asset carrying values required to give effect to this specific change are reflected in our financial statements.

Concurrent with the adoption of our revised business plan, we temporarily relocated our offices to 8709 – 50 Ave, Edmonton, Alberta, T6E 5H4, which are also the offices for Flowstar. We currently occupy approximately 750 square feet and, the premises are rent free. As we proceed with the further implementation of our business plan, we will likely relocate to larger premises under a commercial lease arrangement.

We do not have any plants and have minimal equipment for the operation of our office.

We do not intend to invest in real estate but may acquire interests in oil and gas properties.

ITEM 3. LEGAL PROCEEDINGS.

CTI, along with Cobratech, have been sued in the Supreme Court of British Columbia, Canada by Rajesh Taneja, an ex-contractor of Cobratech. The action was commenced on December 20, 2001. Mr. Taneja is suing the company for unspecified damages for wrongful dismissal. The Company disputes the claim and has filed a Statement of Defence denying the allegations of wrongful dismissal. We intend to vigorously defend the claim. No trial date has been set, and no Examinations for Discovery have been conducted.

Cobratech, along with various alleged guarantors, was sued in the Supreme Court of British Columbia, by Unity Wireless Corp. (“Unity”) for repayment of certain funds advanced to Cobratech. The action was commenced on October 24, 2001. In November 2000, Unity advanced $200,000 to Cobratech, evidenced by a promissory note and secured by a general security agreement covering the assets of Cobratech. The loan bears interest at 1% per month. On July 31, 2002 we settled with Unity. The settlement amount was $85,610, for which we issued 428,053 shares of our common stock, valued at $0.20 per share. The value equated to the market price of our stock at the time of the settlement. Under the terms of the settlement, Unity forgave $15,366 of interest that had accrued but remained unpaid on the loan. Mr. Godsy, the Chairman and a director of our company for a period while the lawsuit was outstanding, was also a director of Unity. See, Item 12 “Certain Relationships and Related Transactions” below for further details.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

We did not hold a stockholders meeting in 2002, or submit matters to a vote of stockholders in 2002.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

On December 29, 2000 our common shares began trading on the NASD Over-the Counter Bulletin Board (“OTCBB”) under the symbol UNQB. In March 2001 our trading symbol changed to CDHI as a result of our corporate name change to CTI Diversified Holdings, Inc.

The following table sets forth the high and low bid prices for our common stock as reported by the OTCBB for each of the fiscal quarters in 2001, 2002 and for the first quarter ended March 31, 2003, being the most recent practical date for this report.

	OTCBB
	High(1)	Low(1)	Close(1)	Volume
2001
First Quarter	$2.81	$1.25	$1.62	831,200
Second Quarter	$1.68	$0.93	$1.01	886,500
Third Quarter	$1.01	$0.18	$0.36	3,715,700
Fourth Quarter	$0.37	$0.13	$0.21	1,662,500
2002
First Quarter	$0.41	$0.17	$0.39	5,320,852
Second Quarter	$0.40	$0.16	$0.18	2,802,249
Third Quarter	$0.21	$0.04	$0.13	1,893,100
Fourth Quarter	$0.15	$0.02	$0.13	3,224,263
2003
First Quarter	$0.31	$0.14	$0.22	2,019,736

As of April 21, 2003, the last reported sales price for shares of our common stock was $0.17.

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

At April 21, 2003, there were 19,783,375 common shares outstanding. At April 21, 2003, there were 71 holders of record of our common stock, 5 holders of 3,104,150 of our outstanding warrants, and 1 holder of an option to purchase 200,000 shares of our common stock.

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

We do not currently offer any form of equity compensation plan for our employees or directors.

RECENT SALES OF UNREGISTERED SECURITIES

The following is a history of our sales of unregistered securities over the last three fiscal years.

In March 2000, our Board of Directors approved a two for one forward split over all shares of our common stock.

In March 2000, 15,000,000 common shares held by Dennis Greenfield, our President and a Director at the time, were submitted for cancellation, which was accepted by the Company, leaving 7,000,000 common shares outstanding.

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

In January 2001, we issued 2,500 shares of common stock to Daniel Chapman and 2,500 shares of common stock to Sean P. Flanagan in return for legal services rendered and valued at $10,000. The exemption from registration claimed was pursuant to Section 4(2) of the Securities Act of 1933.

In February 2001 we issued 5,999,591 shares of common stock to the shareholders of Cobratech in exchange for 11,413,700 (100%) shares of common stock of Cobratech. The Company is claiming exemptions from registration under Section 5 of the Act based on Regulations S and D.

In February 2001, 26,355,000 common shares held by Rene Palsenbarg were submitted by him for cancellation, which was accepted by the Company, leaving 10,505,000 common shares outstanding. Mr. Palsenbarg was a Director of our Company at the time of this transaction.

In June 2001, 1,304,153 common shares were issued on conversion of $2,006,923 of promissory notes. After the conversion, and at year end, there were 17,808,744 common shares outstanding. The details of the notes conversion was as follows:

	Balance	Shares issued on
	Converted	conversion

Manado Development Ltd., convertible promissory notes, interest at 8% per annum, convertible into common stock of the Company at a price of $2.00 per share. Upon exercise of the option, the Company issued an equal number of warrants which entitle the lender to purchase one share of common stock of the Company at $2.20 per share.
	$1,405,539	$702,770
Manado Development Ltd., convertible promissory notes, interest at the Bank of
Montreal prime lending rate plus 5% per annum, convertible into common stock of the
Company at a price of $1.00 per share. Upon exercise of the option, the Company	601,383	601,383
issued an equal number of warrants which entitle the lender to purchase one share of common stock of the Company at $1.50 per share.

	$2,006,922	$1,304,153

In March 2002, we issued 150,000 share purchase warrants each, to two Directors. See Item 10. “Executive Compensation”. The Company is claiming exemptions from registration under Section 5 of the Act based on Regulations S and D.

On April 15, 2002 and July 8, 2002, we issued 176,140 and 5,257 shares of common stock respectively to 34 original seed capital investors of Cobratech. The issuance was approved by our Board of Directors as a bonus for the non-filing of a registration statement over our common stock originally issued to them under the share exchange when we originally acquired Cobratech. The value assigned to the shares was $0.27 and $0.20 respectively, being the closing price for the shares on the date of issue. We are claiming exemption from registration under Regulation S. Of the total issuance, Mr. Jack Huber and Mr. William Cooper received 12,090 and 21,159 shares respectively. (See Item 11 “Security Ownership of Certain Beneficial Holders and Management”).

On April 29, 2002, we issued 500,000 shares of common stock in exchange for 7,160,000 common shares of Sentry from the founding shareholders. The purchase agreement provided for the immediate issuance of 150,000 shares and the release of the balance of 350,000 shares over a period of one year, subject to the completion of certain milestones. The Company is claiming exemptions from registration under Section 5 of the Act based on Regulations S and D. Resale restrictions are also subordinate to any restrictions that may be imposed by the Securities and Exchange Commission. Dr. Neil Cox, the founder of Sentry, his spouse, and a company owned and controlled by Dr. Cox and his spouse, owned the 7,160,000 shares. (See Item 12 “Interest of Management and Others in Certain Transactions”)

On April 29, 2002 we issued 50,000 shares to Mr. Jack Huber for investor relations consulting services, at a price per share of $0.23. The shares were valued at the trading closing price of our common stock on April 29, 2002. We are claiming exemption from registration under Regulation S. See Item 11 “Security Ownership of Certain Beneficial Owners and Management”.

On May 14, 2002, we issued 592,826 shares of our common stock to the British Columbia Advanced Systems Foundation (“ASI”), on conversion of a loan to Sentry secured by all of the Phonewall intellectual property developed by Sentry. The balance of the loan at the time of conversion was $270,000 Canadian dollars or $171,920. The common stock issued under the transaction was valued at $0.29 per share, being the average closing price of our shares for 20 days prior to April 30, 2002, as agreed to by ASI. We are claiming exemption from registration under Regulation S.

On August 4, 2002, we issued 428,053 shares of our common stock to Unity (See Item 3 “Legal Proceedings” and Item 12 “Interest of Management and Others in Certain Transactions”) as settlement of debt and a legal action dated October 24, 2001. The common stock issued under the transaction was valued at $85,611 or $0.20 per share, being the midpoint of the bid and ask on the day immediately preceding the date of the conversion. We are claiming exemption from registration under Regulation S.

Effective December 2, 2002, we have agreed to issue 2,033,493 shares of our common stock at an agreed price of $0.50 per share, for an aggregate total of $1,016,746, for the settlement of debts owed by our Company. The price of $0.50 was significantly in excess of the trading price of our stock at the time of the transaction, and was an agreed price between the parties. This issuance includes Manado Developments Ltd. which is to receive 608,394 shares (See Item 11 and 12). Mr. John Anderson, our President, CEO and Director, is to receive 215,484 shares. BGC Consultants, a former insider of our Company, is to receive 483,218 shares (See Item 12). We are claiming an exemption from registration under Regulation S.

On February 28,2003, we agreed to issue 80,000 shares of our common stock to a consultant to our Company, for services rendered in 2003 to the date hereof. We have not yet issued the shares and will value this transaction on the actual date of issuance. We plan to claim an exemption from registration under Regulation S.

On March 6, 2003 we issued 1,000,000 and 500,000 share purchase warrants to AHC Holdings Inc. and Mr. Terry Mereniuk respectively. The warrants are exercisable at a price of $0.15 per share until March 6, 2006. AHC Holdings Inc. is a private company wholly owned by Comeau Industries Ltd., which in turn is controlled by Mr. Alfred Comeau, a Director of our Company. The warrants were issued to AHC as a bonus for providing us with a working capital loan facility of approximately $1.4 million (See Item 11 and 12). Mr Terry Mereniuk is a Director and CFO of our Company and warrants were issued to him for a finder’s fee for the loan from AHC. We are claiming an exemption from registration under Regulation S.

On March 4, 2003, we issued 143,035 shares of our common stock to a past employee of Sentry as a settlement of debt of $28,661 and 29,320 shares of our common stock to a consultant as a settlement of debt of $5,864. The common stock issued under these transactions was valued at $0.20, being the midpoint of the bid and ask on the date of the transaction. We are claiming an exemption from registration under Regulation S.

Unless otherwise indicated, no commissions were paid for these transactions.

DESCRIPTION OF SECURITIES

Common Stock

We are authorized to issue up to 50,000,000 shares of Common Stock, $.0001 par value. The holders of our Common Stock are entitled to one vote per share held and have the sole right and power to vote on all matters on which a vote of stockholders is taken. Voting rights are non-cumulative. The holders of Common Stock are entitled to receive dividends when, as, and if declared by the Board of Directors, out of funds legally available therefore and to share pro rata in any distribution to stockholders. Upon liquidation, dissolution, or the winding up of our company, the holders of the Common Stock are entitled to receive the net assets of the Company in proportion to the respective number of shares held by them after payment of liabilities which may be outstanding. The holders of Common Stock do not have any preemptive right to subscribe for or purchase any shares of any class of stock of the Company. The outstanding shares of Common Stock will not be subject to further call or redemption and are fully paid and non-assessable.

     (a)      Stock Purchase Warrants

We have authorized and issued a total of 3,104,150 Common Stock Purchase Warrants. The following table sets forth the terms and exercise price of all issued and outstanding warrants.

Date issued	Number of Warrants	Exercise price	Expiry date
June 2001	702,770	$2.20	June 2003
June 2001	601,380	$1.50	June 2003
February 2002	300,000	$0.25	December 2006
March 2003	1,500,000	$0.15	March 2006

	3,104,150

     (b)      Stock Purchase Options

We have granted an option to acquire 200,000 shares of our common stock to an unrelated party providing investor relations services on our behalf. The shares may be acquired at any time prior to February 15, 2006 at an exercise price of $0.20 per share.

     (c)      Dividends

We have not paid any cash dividends since inception. We do not intend to pay cash dividends in the foreseeable future, but intend to retain earnings, if any, for use in our business operations.

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

We have not generated any revenues from products, services or operations since the inception of our company. As such, we are including herein a discussion of our plan of operation for the next 12 months for our revised business plan.

In addition, though not required for regulatory purposes, we are also including some additional summary analysis and information regarding our financial condition, liquidity and capital resources. This analysis should be read jointly with the financial statements, related notes, and the cautionary statement regarding forward-looking statements, which appear elsewhere in this filing.

Plan of Operation for the Next Twelve Months

Our future operations are dependent upon the identification and successful completion of additional long-term or permanent equity financing, the continued support of creditors and shareholders, and, ultimately, the achievement of profitable operations. There can be no assurances that we will be successful which would significantly affect our ability to roll out our revised business plan. If not, we will likely be required to reduce operations or liquidate assets. We will continue to evaluate our projected expenditures relative to its available cash and to seek additional means of financing in order to satisfy its working capital and other cash requirements.

Our auditor's report on the December 31, 2002 consolidated financial statements includes an explanatory paragraph that states that as the Company has suffered significant losses from operations, substantial doubt exists about its ability to continue as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability of assets and classification of assets and liabilities that might be necessary should the Company be unable to continue as a going concern.

Our plan over the next several weeks is to complete the Flowstar and Flowray acquisition on terms described previously (See Item 1 “Proposed Acquisition”). If we do complete, our company will require additional cash of approximately $1,300,000 to fully complete the transaction. Additionally, we are currently experiencing a working capital deficiency of approximately $1,100,000. We also anticipate that we will require $30,000 monthly for corporate costs or $360,000 annually, for all of which we will need to raise additional funding.

These estimates may differ significantly after our needs are more fully developed. Our operations have been funded to date by debt and equity financing. We are relying on these sources of funding in order to provide our company with sufficient capital to continue our development and operational plans. There can be no assurance that the past trend will continue, which would significantly affect the financial condition of our Company and our ability to close the Flowstar and Flowray transaction.

Over the next 12 months, we also plan to closely monitor and implement solutions to successfully manage our proposed future growth. This will include:

1.
Improve, upgrade and expand our business infrastructure. Identify a permanent office and acquire all necessary office equipment to ensure smooth operations and minimize ongoing corporate operating costs

2.	Ensure that all target acquisitions hire, train and retain key management to ensure future success and maximize cash flows

3.	Promote the advancement of commercialization development programs for target companies so they become cash flow positive as soon as is practically possible

Cash on hand is currently our only source of liquidity. We do not have any lending arrangements in place with banking or financial institutions and we do not anticipate that we will be able to secure these funding arrangements in the near future.

We believe our existing cash balances are sufficient to carry our normal operations for the next six months, before any cash requirements that may be needed for target investments or acquisitions, which will accelerate our need to raise additional cash. To the extent that we require additional funds to support our operations or the expansion of our business, we may sell additional equity or issue debt. Any sale of additional equity securities will result in dilution to our stockholders. There can be no assurance that additional financing, if required, will be available to our company or on acceptable terms.

We do not anticipate making any major purchases of capital assets in the next 12 months, or conducting any research and development. Our current corporate employee count is expected to remain the same for the next 12 months. Given the change in our business plan, we anticipate that any change in capital assets, research and development and employees would be subject to change in any targeted operating business we may acquire, including that of Flowstar and Flowray, should we complete the purchase.

Summary Financial Information – Fiscal Years 1999 - 2002

The following table sets forth selected financial data of the Company for the periods indicated. The selected financial data for the years ended December 31, 1999, 2000, 2001 and 2002. The 2001 and 2002 results have been derived from the Company’s audited financial statements, which appear elsewhere in this Annual Report. The following unaudited summary financial information, in the opinion of management, has been prepared on the same basis as the audited financial statements and contains all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial condition and results of operations for such periods. The table sets forth, in U.S. dollars, the selected financial data as prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”).

The results for the periods presented are not necessarily indicative of the results that may be expected for any future period. The financial data should be read in conjunction with the Financial Statements of the Company and Notes thereto included elsewhere in our Form 10 KSB.

	Year ended December 31,
Statement of Losses	2002	2001	2000	1999
Revenue	$ -	$ -	$ -	$ -
Operating expenses	695,261	650,819	9,574	2,994
Loss from operations	695,261	650,819	9,574	2,994
Net loss for the year	1,703,039	4,823,584	9,474	2,994
Weighted average shares outstanding	18,930,627	16,676,015	10,161,250	10,083,333
Loss from operations per share	$0.04	$0.04	$ -	$ -
Net loss per share	$0.08	$0.29	$ -	$ -

	As at December 31,
Balance Sheet	2002	2001	2000	1999
Total assets	$8,615	$37,046	$125	8,097
Current liabilities	1,109,082	520,168	1,500	-
Long term liabilities	-	638,018	-	-
Total stockholders equity (deficiency)	(1,100,467)	(1,121,140)	(1,375)	8,097

Results from Operations – 2002 Compared to 2001

We incurred a net loss for the 2002 fiscal year of $1,703,039 compared to a net loss of $4,823,584 for 2001. The net loss for fiscal 2002 is comprised of a loss from operations of $695,261, and a loss from other items of $1,007,778.

The Company's operating loss for fiscal 2002 consist of general and administrative costs and totalled $695,261 compared to $650,819 for fiscal 2001. The decrease was primarily due to an effort to reduce management and administrative levels as well as investor relations programs, travel and consulting costs until funding could be stabilized. In August 2001, the Company moved it's administrative offices and head office from its rented office space in Vancouver to the Sentry offices in Burnaby. In October 2002, after the shut down of Sentry, the Company moved its offices to the CEO and Director’s home. The Company did not compensate Sentry or it’s Director for use of their facilities as office space for the Company.

The Company had a loss from other items of $1,007,778 for the 2002 fiscal year compared to $4,172,765 for fiscal 2001. The loss from other items for fiscal 2002 consists primarily of valuation adjustments recorded for goodwill arising from the acquisition of Sentry and Cobratech.

During the year, the Company completed the acquisition of 90.7% of the common stock of Sentry. Sentry did not have any other source of financing, did not generate any sales, and was dependent upon CTI for all operating funds. In September 2002, management decided to close the Sentry office, abandon its assets and cease all operations

Liquidity and Capital Resources – 2002 Compared to 2001

Since inception, we have been dependent on investment capital and debt financing from our shareholders as our primary source of liquidity. We have not generated any revenue or income from our operations. We had an accumulated deficit at December 31, 2002 of $6,539,091, primarily as a result of a loss for the year ended December 31, 2001 of $4,823,584. Our loss from operations for fiscal 2002 was $1,703,039 and $9,474 for 2000. The significant loss from operations in fiscal 2001 reflects the Company's decision to write down several of its long term investments to their estimated market values, as well as the closure of the foreign operations of our subsidiary, Cobratech.

During 2002, our cash position increased nominally to $1,422 from $949. We used $630,021 for operations in fiscal 2002 compared to $608,234 in 2001. We also used $2,375 in investing activities for the purchase of capital assets during the 2002 year. The net cash used in operating and investing activities was financed by $551,457 from financing activities, resulting in a net increase in our cash position for the year of $473. The sources of cashflow from financing activities for the year consisted of a net increase in notes payable of $495,568 and advances from shareholders of $55,889.

During the year we issued stock valued at $1,274,689 in settlement of notes payable of $586,399, in settlement of amounts due to shareholders of $670,419 and $17,871 in settlement of accounts payable. During the year, we issued stock valued at $110,000 in exchange for common stock of Sentry and $48,610 to seed capital shareholders of Cobratech.

At the end of fiscal 2002, we had current assets totalling $1,422 compared to $1,288 at the end of fiscal 2001. Our fixed assets at the end of fiscal 2002 were $7,193 compared to $35,758, reflecting our decision to write down our abandoned assets.

The Company had $1,109,082 in current liabilities at the end of fiscal 2002 compared to $520,168 at the end of fiscal 2001. The increase is due to the consolidation of approximately $752,469 of net liabilities acquired on the acquisition of Sentry. We had long term liabilities of $ nil at the end of fiscal 2002 compared to $638,018 at the end of fiscal 2001. The decrease in long term liabilities is a result of the settlement of these debts for common stock during the year.

QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

We believe our market risk exposures arise primarily from exposures to fluctuations in interest rates and exchange rates. We presently only transact business in Canadian and US Dollars. We believe that the exchange rate risk surrounding the future transactions of the Company will not materially or adversely affect our future earnings. We do not use derivative financial instruments to manage risks or for speculative or trading purposes.

ITEM 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The financial statements required by this Item begin on Page F-1 of this Form 10-KSB, and include:

-	the report of independent accountants

-	consolidated balance sheets as of December 31, 2002 and 2001

-	consolidated statements of operations, cash flows and stockholders' deficiency for the years ended 2002 and 2001 and the period from August 31, 1998 (inception) to December 31, 2002

-	notes to the consolidated financial statements.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Following the transaction with Sentry Telecom Systems Inc., David J. Maxwell Ltd, our Company’s principal accountant was dismissed on March 11, 2002, and was replaced by the chartered accountants utilized by Sentry Telecom Systems Inc. The decision to change accountants was approved by our board of directors.

There were no disagreements with the former accountant on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to the former accountants satisfaction, would have caused it to make reference to the subject matter of the disagreement(s) in connection with its report.

A new accountant has been engaged as the principal accountant to audit the issuer’s financial statements. The new accountant is Moore Stephens - Ellis Foster Chartered Accountant and was engaged as of March 11, 2002. Neither our Company nor anyone acting on our behalf consulted the new accountant regarding:

(1)
The application of accounting principles to a specific completed or contemplated transaction, or the type of audit opinion that might be rendered on the small business issuer’s financial statements, as part of the process of deciding as to the accounting, auditing or financial reporting issue, or

(2)	Any matter that was the subject of a disagreement or event identified in above.

Our Company has provided the former accountant with a copy of the disclosures it is making in response to this Item. We have requested the former accountant furnish a letter addressed to the Commission stating that is agrees with the statements made by the Company. We previously filed the letter as an exhibit to the 2001 Form 10-KSB.

PART III

ITEM 9. DIRECTORS, EXECUTVE OFFICERS, PROMOTERS AND CONTROL PERSONS

The following table sets forth the names, ages and positions of the current and nominee directors and executive officers of the Company.

Name	Age	Position

John Anderson	39	Director

		President & CEO, Secretary, Treasurer

Alfred Comeau	57	Director

Terry Mereniuk	43	Director and CFO

Mark Godsy	48	Director, Chairman March 26, 2002 – June 26, 2002

Donald Farnell	59	Director March 26, 2002 – March 31, 2003

		Chairman June 26, 2002 – March 31, 2003

		President & CEO, Secretary, Treasurer March 26, 2002 – March 31, 2003

		Acting CFO June 28, 2002 – February 28, 2003

Rene Palsenbarg	43	Director December 1, 2000 – September, 2002

		President & CEO, Secretary, Treasurer October, 2001 – March 26, 2002

Doug Mazur	59	President & CEO, Director of Sentry April 3, 2002 – June 26, 2002

Marlene Gaudry	38	Chief Financial Officer March 26, 2002 – June 28, 2002

Neil Cox	46	CTO and Director of Sentry to August 2002

Mr. John Anderson

John Anderson was appointed director of CTI on October 4, 2001, President & CEO on April 9, 2003 and Secretary/Treasurer on April 24, 2003.

His term as a Director of the Company runs until the next annual meeting of the shareholders unless earlier terminated. Mr. Anderson is a co-founder of Cobratech, and was a director of Cobratech from November 18, 1999 to June 28, 2001. Mr. Anderson has over ten years' experience in financial consulting, investor relations, and real estate management positions. Previously Mr. Anderson held the position of Director of Investor Relations of Bema Gold Corp. and its subsidiary, and was a Director of Hong Kong based Meyers Capital Inc. He has also held positions with Manulife Real Estate and W.H. Bosley & Co., managing commercial real estate portfolios in Seattle, Washington as well as Vancouver and Toronto, Canada. He is presently a Director of Brett Resources Inc. and Axiom Consulting Corp. Mr. Anderson holds a B.A. from the University of Western Ontario.

Mr. Alfred Comeau, B.Sc. Electrical Engineering

Mr. Comeau was appointed as a Director on March 5, 2003. From 1976 to 2002, Mr. Comeau was the President and CEO of A. Comeau & Associates Ltd. , a private company owned by himself and his spouse. A. Comeau & Associates Ltd. was an electrical engineering firm with over 100 employees, specializing in the design and installation of electrical and instrumentation control systems for various processing plants in the petroleum and petrochemical industries. In April, 2002 he sold his interest in the company to a large public entity focused in the petroleum industry. Mr. Comeau received his B.Sc. in Electrical Engineering from the University of Alberta in 1969 and is a member of APEGGA, an association of professional engineers.

Mr. Terry Mereniuk, B Comm, CA, CMC

Mr. Mereniuk was appointed as a Director on March 5, 2003 and as our Chief Financial Officer on April 9, 2003. He served as the Chief Financial Officer for A. Comeau & Associates Ltd. from December 1999 until the buyout in April 2002. He became the Finance Manager for the successor company and continues to serve in this position until the present date, providing financial and transitional assistance. From 1991 until December, 1999 he served as an Associate with Williams Krull Chartered Accountants, a public accounting firm, where he provided a full complement of financial services to his clients. Mr. Mereniuk received his B Comm. from the University of Alberta in 1981 and has been a Chartered Accountant since 1983.

Mr. Mark Godsy, BComm, LLB

Mr. Godsy was appointed a Director and Chairman of the Board of Directors of the Company on March 26, 2002. Mr. Godsy was also appointed to the Board of Directors of Sentry on April 3, 2002. Mr. Godsy resigned from his positions with our Company on June 26, 2002.

Mr. Godsy is also a director and chairman of the Board of Unity Wireless Corporation. He previously served as the Secretary of Unity from May 1993 to July 1995, and from May 1997 to November 1998. Mr. Godsy was also the Chief Executive Officer of Unity from February 2000 until November 17, 2000. Mr. Godsy is an experienced entrepreneur working in the areas of corporate development and venture capital. He practiced law for approximately five years before entering business and co-founding two successful companies, ID Biomedical Corporation and Angiotech Pharmaceuticals Ltd., both leading Canadian biotechnology firms. Mr. Godsy is a graduate of the University of British Columbia and received his law degree from McGill University. He is currently a member of the Law Society of British Columbia.

Mr. Donald Farnell

Don Farnell was appointed President, Chief Executive Officer, Secretary, Treasurer and a member of the board of directors of CTI on March 26, 2002. He replaced Mr. Godsy as chairman on June 26, 2002, and became acting CFO on June 28, 2002, replacing Marlene Gaudry. He resigned as acting CFO on February 28, 2003 and from his other positions on March 31, 2003.

Mr. Farnell has over 35 years of corporate finance, venture capital, investment banking and executive management experience, with a background in the technology and telecommunications arena. He has over 15 years of consulting experience, providing management advice to various high tech companies and conducting due diligence on high tech companies for institutional venture capital groups. Mr. Farnell guided the turnaround and growth of one public company from $750 million in assets to over $1.3 billion, achieving a ranking of 255 of Canada's 500 most profitable companies. From September 2000 to October 2001, Mr. Farnell was the President and CEO of Sentry Telecom Systems Inc. Mr. Farnell initially assumed the responsibilities of director, President and Chief Executive Officer of CTI on an interim basis in June 2001, but resigned these positions in October 2001 pending the completion of negotiations by CTI to acquire Sentry.

Mr. Rene Palsenbarg

Mr. Palsenbarg was appointed Director of CTI on December 1, 2000 and resigned in September 2002. He previously served as the CEO, Secretary and Treasurer of the Company from October 2001 until March 2002.

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

Mr. Douglas A. Mazur, B.Sc. MBA

Mr. Mazur was appointed a Director, CEO and President of Sentry on April 3, 2002, and resigned on June 26, 2002.

Mr. Mazur has over 32 years experience in the research and development and the international marketing of advanced communications technology products for mission critical converging network wireless, Internet and wireline applications. He was most recently the President & CEO of eVirus Corporation, a security software developer, and previously served as President & CEO of Eagle Technologies Inc. and Telelink Technologies Inc. Mr. Mazur was also Vice president of Marketing for TGI Technologies Inc. and Vice President of Product Planning and Business Development for Glenayre Technologies Inc. Mr. Mazur holds a B.Sc from the Univerity of British Columbia, a MBA from the University of Washington, and has completed the University of George Washington Advanced Digital Logic Design Certificate Program.

Ms. Marlene Gaudry, BComm,CA

Marlene Gaudry acted as our Chief Financial Officer from March 26, 2002 until June 28, 2002. She also previously served as the CFO of CTI from February 16, 2001 until September 30, 2001.

Ms. Gaudry is a Chartered Accountant with over 11 years experience in financial management. From 1988-1994, Ms Gaudry was employed with Price Waterhouse in their audit and advisory services division. From 1994 to 1999, Ms. Gaudry throughout had her own management consulting practice providing financial advisory services to a variety of companies. In 1999, Ms. Gaudry joined BDO Dunwoody Chartered Accountants as a senior manager. In 2000, Ms. Gaudry joined Cobratech as CFO and assumed the responsibilities of CFO for CTI in February 2001. In September 2001, Ms. Gaudry resigned her positions with CTI pending the completion of negotiations by CTI to acquire Sentry. Ms. Gaudry holds a Bachelor of Commerce degree from the University of British Columbia.

Dr. Neil Cox, BEng, MEng, Phd

Dr. Cox is a director, founder and CTO of Sentry. Dr. Cox has a PhD in Electrical Engineering from the University of British Columbia, and has over 20 years of technical expeirence in the areas of digital signal processing, telecommunications and security applications. He was the President & CEO of Sentry prior to the appointment of Mr. Farnell. Dr. Cox has also been a director of Sentry since 1996.

Audit Committee Financial Expert

We consider Mr. Terry Mereniuk to be our audit committee financial expert. Mr. Mereniuk has been a Chartered Accountant since 1983, and has worked in public practice and as a principal accounting and financial officer for over 20 years. Mr. Mereniuk is not an independent expert, because of his position as CFO with our Company. Presently, we do not have an independent audit committee expert on our Board of Directors.

An audit committee financial expert means a person who has the following attributes:

(i)	An understanding of generally accepted accounting principles and financial statements;

(ii)	The ability to assess the general application of such principles in connection with the accounting for estimates, accruals and reserves;

(iii)
Experience preparing, auditing, analyzing or evaluating financial statements that present a breadth and level of complexity of accounting issues that are generally comparable to the breadth and complexity of issues that can reasonably be expected to be raised by the small business issuer's financial statements, or experience actively supervising one or more persons engaged in such activities;

(iv)	An understanding of internal controls and procedures for financial reporting; and

(v)	An understanding of audit committee functions.

A person shall have acquired such attributes through:

(i)
Education and experience as a principal financial officer, principal accounting officer, controller, public accountant or auditor or experience in one or more positions that involve the performance of similar functions;

(ii)	Experience actively supervising a principal financial officer, principal accounting officer, controller, public accountant, auditor or person performing similar functions;

(iii)	Experience overseeing or assessing the performance of companies or public accountants with respect to the preparation, auditing or evaluation of financial statements; or

(iv)	Other relevant experience.

Family Relationships

There is no family relationship between any director, executive or person nominated or chosen by us to become a director or executive officer of our company.

Section 16(a) Beneficial Ownership Reporting

The Company was provided no forms or written representations with respect to Section 16 compliance. The Company was orally informed for the fiscal year ended December 31, 2002, Mr. Farnell, Ms. Gaudry and Mr. Godsy filed Form 3’s when they were appointed to their positions with our Company and John Andersen filed a form 5. All or most of these Forms were believed to be late.

Code of Ethics

We have not yet prepared written code of ethics and employment standards for our company. We have not prepared such a code due to our recent change in business direction and the addition of our new Board Members and management.

ITEM 10: EXECUTIVE COMPENSATION

The following table sets forth information with respect to the annual and long term compensation for the last three fiscal years for our President and Chief Executive Officer and our other executive officers, including former executive officers and executive officers of our wholly owned and controlled subsidiaries during the fiscal years ended December 31, 2002, 2001 and 2000. None of our other officers or those of any of our subisidiaries earned greater than $100,000 in total salary and bonus during the years ended December 31, 2002, 2001 and 2000.

Summary Compensation Table

	Annual Compensation				Long-Term Compensation Awards
Name and Principal Position	Year	Salary ($)	Bonus ($)	Other Annual Compensation ($)	Securities Underlying Options/SAR	All other Compensation ($)
Rene Palsenbarg, Chief Executive Officer (1)	2002			6,000	150,000 (see compensation of directors)
	2001	-	-	12,000	-	-
	2000	-	-	-	-	-
Donald Farnell, Chief Executive Officer (2)	2002	-	-	33,912	-	(see compensation of directors)

	2001	-	-	-	-	-
	2000	-	-	-	-	-
Stephen Koltai, Chief Executive Officer (3)	2002	-	-	-	-	-
	2001	-	-	-	-	-
	2000	-	-	190,000	-	-
Dennis Greenfield, Past President, Director (4)	2002	-	-	-	-	-
	2001	-	-	-	-	-
	2000	-	-	-	-	-

(1)
Mr. Palsenbarg served as Chief Executive Officer during the period October 3, 2001 to March 26, 2002. Consulting fees of $2,000 per month was paid to the Sortium Group, a company owned and controlled by Mr. Palsenbarg.

(2)
Mr. Farnell served as Chief Executive Officer of CTI during the period June 8, 2001 to October 3, 2001. He was re-appointed Chief Executive Officer of CTI on March 26, 2002, until his resignation on March 31, 2003. He was paid $8,478 for April 2002 through July 2002, and $nil thereafter. He was paid through Communication Management Group Ltd. (“CMGL”), a company owned by his wife.

Mr. Farnell served as President and CEO for Sentry from September 12, 2000 until October 3, 2001 under a monthly contract of $12,000 Canadian dollars per month (approximately $8,478) with CMGL. As at October 31, 2002, CMGL was owed approximately $211,000 for these services, which were forgiven by CMGL as of this date.

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

Compensation of Directors

In February 2002, Mr. Palsenbarg and Mr. John Anderson, were each issued 150,000 stock purchase warrants, for services rendered as directors. The warrants have a cashless exercise price. In lieu of exercising this warrant, the holder may elect to receive shares of common stock equal to the “Value” of the warrant. “Value” is calculated as follows;

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

On October 31, 2002, the Board of Directors approved the issuance of 1,000,000 shares to each of Mr. Donald Farnell and Mr. John Anderson, for services rendered as Directors. The issuance was valued at $0.01 per share, and the value was determined by reference to the $0.04 price paid on October 30, 2002 for small volumes of unrectricted shares. As of the date hereof, the shares have not yet been issued. Any issuance will be subject to applicable resale restrictions.

We do not regularly compensate our directors for their time spent on behalf of our company, but they are entitled to receive reimbursement for all out of pocket expenses incurred for attendance at our Board of Directors meetings.

Pension and Retirement Plans

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

Employment Agreements

We do not have written employment agreements with any of our key employees.

Audit Committee

On April 24, 2003 we adopted Terms of Reference and an Audit Committee Charter for our Company, as presented in Exhibit 10.1 and 10.2. All of our current Directors serve on the Audit Committee.

Compensation Committee

The Board of Directors has not yet determined the members of the Compensation Committee. The Company plans to identify potential candidates who have not been an officer or employee of the Company or any subsidiary of the Company, or have any relations with the Company that would require disclosure under Item 404 of Regulation S-K under the Exchange Act.

It is intended that the Compensation Committee will ultimately set the compensation for executive officers and establish compensation policies for the Company’s Chief Executive Officer and all other executive officers of the

Company. Certain decisions of the Compensation Committee will be subject to approval of the Company’s board of directors.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information, as of April 21, 2003 with respect to any person (including any “group”, as that term is used in Section 13(d)(3) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) who is known to the Company to be the beneficial owner of more than five % of any class of the Company’s voting securities, and as to those shares of the Company’s equity securities beneficially owned by each its director, the executive officers of the company and all of its directors and executive officers of the Company and all of its directors and executive officers as a group. Unless otherwise specified in the table below, such information, other than information with respect to the directors and officers of the Company, is based on a review of statements filed, with the Securities and Exchange commission (the “Commission”) pursuant to Sections 13 (d), 13 (f), and 13 (g) of the Exchange Act with respect to the Company’s Common Stock. As of April 21, 2003, there were 19,783,375 shares of Common Stock outstanding. Our Board of Directors has also approved the issuance of (i); 1,000,000 shares to each of Mr. Farnell and Mr. Anderson for their services as Directors (See Item 10 Executive Compensation) (ii); 2,033,493 shares for settlement of debts (See Items 5, 11 and 12), and (iii); 80,000 shares issued to a consultant for services performed in 2003 (See Item 5). These shares have not yet been issued, but are considered issued for the purposes hereof by our Company. Therefore, for purposes of this section, the total outstanding shares, as of the date hereof are 23,896,868 common shares.

The number of shares of Common Stock beneficially owned by each person is determined under the rules of the Commission and the information is not necessarily indicative of beneficial ownership for any other purpose. Under such rules, beneficial ownership includes any shares as to which such person has sole or shared voting power or investment power and also any shares which the individual has the right to acquire within 60 days after the date hereof, through the exercise of any stock option, warrant or other right. Unless otherwise indicated, each person has sole investment and voting power (or shares such power with his or her spouse) with respect to the shares set forth in the following table. The inclusion herein of any shares deemed beneficially owned does not constitute an admission of beneficial ownership of those shares.

The table also shows the number of shares beneficially owned as of April 21, 2003 by each of the individual directors and executive officers and by all directors and executive officers as a group.

Title of Class	Name and address	Principal Position	Number of shares	% of Class (8)
			beneficially
			owned
Common Stock	Manado Development Ltd. (1)	5% beneficial owner	3,216,697	12.76%

Common Stock	Donald Farnell (2)	Past President & CEO,	1,000,000	4.18%
		Director, Past CEO,
		Director and President
		of Sentry

Common Stock and	John Anderson (3) (4)	Director, President &	1,365,484	5.68%
Warrants		CEO, Secretary and
		Treasurer

Common Stock and	Terry Mereniuk (4) (5)	Director, CFO	522,000	2.05%
Warrants
Warrants	Alfred Comeau (4) (6)	Director	1,000,000	4.01%

Common Stock	William Cooper	5% beneficial owner	1,439,497	6.02%

Common Stock	Jack Huber (7)	5% beneficial owner	1,636,848	6.85%

		Officers and Directors	3,887,484	15.14%
		as a Group

(1)
Effective July 8, 2002, Manado elected to convert a demand loan of $304,197 into 608,394 common shares of our company. As of the date hereof, the 608,394 shares have not been issued but are considered issuable per the terms of the settlement agreement. Prior to the conversion, Manado held 1,304,153 shares, received from debt conversions in 2001. The above noted includes warrants to acquire 702,770 shares at a price of $2.20, and 601,383 shares at a price of $1.00, both expiring June 29, 2003. The holdings for Manado noted in the above table assume the exercise of all outstanding warrants.

(2)
Mr. Farnell resigned his positions on March 31, 2003. The Board of Directors agreed to issue Mr. Farnell 1,000,000 common shares for total consideration of $10,000 or $0.01 per share for services as a Director for October 2002 to March 2003. The above noted total includes these shares. As of the date hereof, the shares have not been issued.

(3)
The Board of Directors agreed to issue Mr. Anderson 1,000,000 common shares for total consideration of $10,000 or $0.01 per share for services as a Director for October 2002 to March 2003. The above noted total includes these shares. As of the date hereof, the shares have not been issued. The amount also includes warrants exercisable under terms disclosed in Item 10 “Compensation of Directors”.

(4)	The address for all of our Directors and Officers is 8709 – 50 Ave. Edmonton Alberta Canada T6E 5H4.
(5)	Includes the exercise of warrants to purchase 500,000 shares of common stock at a price of $0.15 at any time prior to March 6, 2006.
(6)	Includes the exercise of warrants to purchase 1,000,000 shares of common stock at a price of $0.15 at any time prior to March 6, 2006.
(7)
Includes 1,334,837 shares held by Deborah Huber, the spouse of Jack Huber. Includes 66,591 shares held by JA Huber Holdings Ltd., a company owned by John Huber and 118,921 shares held by John Huber, the father of Jack Huber.

(8)	Percent of Ownership is calculated in accordance with the Securities and Exchange Commission’s Rule 13(d) – 13(d)(1)

ITEM 12. INTEREST OF MANAGEMENT AND OTHERS IN CERTAIN TRANSACTIONS

Koltai Holdings Ltd., a company controlled by Mr. Stephen Koltai, advanced our company $nil (2001 -$51,285) in 2002. The advances are due on demand and bear interest at the bank prime rate plus 5%, compounded monthly. The interest accrued on these advances during the year totalled $5,283. Mr. Stephen Koltai is a current shareholder of the Company and a past Director and Officer of CTI.

During the year, the Company paid consulting fees of $nil (2001 -$35,000) to Mr. Tej Minhas, a director and past Chief Executive Officer of Cobratech.

Under a memorandum of agreement originally entered on October 19, 1999 between Cobratech and Jaws Technologies inc. (“JAWZ”), JAWZ granted Cobratech the exclusive right to market and sell the JAWZ products in Asia for a period of four years in exchange for 25% of the then issued and outstanding share capital, or 2,000,000 shares of Cobratech at $0.01 per share. On February 16, 2001, JAWZ sold its shares in Cobratech to the Company in exchange for 1,051,368 shares of the Company pursuant to the share purchase agreement with Unique Bagel. Robert Kubbernus, was the CEO and a director of JAWZ, and was also a director of Cobratech and CTI at the time of the coversion in 2001.

The Company earned interest of approximately $35,300 (2001 - $15,000) on advances made to Sentry during the fiscal year.

In February, 2002, Mr. Anderson and Mr. Palsenbarg each received 150,000 warrants to purchase our common stock for services rendered as Directors. (See Item 10 “Executive Compensation”)

In July 2001, Mr. Palsenbarg, a former Director, and past Chief Executive Officer of the company, was contracted through the Sortium Group, a company owned and controlled by Mr. Palsenbarg, to provide consulting services for CTI at $2,000 per month. $6,000 (2001 - $12,000) was paid or accrued to Sortium in 2002 for Mr. Palsenbarg’s services. The contract was cancelled on February 28, 2002.

Under an agreement in January 2002, we acquired 7,160,000 common shares (80%) of Sentry, directly from Dr. Neil Cox and his spouse, in exchange for 500,000 shares of our common stock, of which 150,000 shares were released immediately. The purchase agreement also provided for the release of the remaining 350,000 shares over a period of one year, subject to the completion of certain milestones. Dr. Cox and his spouse were the founding shareholders of Sentry.

On April 29, 2002 we issued 50,000 common shares to Mr. Jack Huber, for investor relations services. Mr. Cooper and Mr. Huber received 21,159 and 12,090 shares respectively under the bonus shares given to the original seed investors in Cobratech. (See Item 5. Recent Sales of Unregistered Securities) Mr. Cooper beneficially holds 6.04% of our outstanding common stock. Mr. Huber and his immediate family members beneficially hold 6.87% of our outstanding common stock. (See Item 11)

On December 2, 2002, BGC Consulting Ltd, a company controlled by Mr. Bill Calsbeck, agreed to convert $241,609 of loans and accrued interest advanced to our Company into 483,218 common shares. He lent our company $2,000 during 2002 ($119,904 –2001). The advances were subject to interest at Canadian bank prime rate plus 5% per annum, compounded monthly and were due on demand. The interest accrued on these advances was $25,918 (2001 - $12,983). The conversion was valued at an agreed price of $0.50 per share, which was significantly in excess of the market price at the time of conversion. Mr. Bill Calsbeck is a current shareholder of the Company and a past Director and founder of Cobratech Industries Inc.

On December 2, 2002, Mr. John Anderson, a shareholder, Director, President and CEO, Secretary and Treasurer of our Company, agreed to convert $107,742 of loans and accrued interest advanced to our Company into 215,484 common shares. He lent our company $nil during 2002 ($80,325 –2001). The advances were subject to interest at Canadian bank prime plus 5% per annum, compounded monthly and were due on demand. The interest accrued on these advances was $8,242 (2001 - $5,693). The conversion was valued at an agreed price of $0.50 per share, which was significantly in excess of the trading price at the time of conversion.

Manado Development Ltd. (“Manado”), a shareholder of the Company, advanced our company $nil during 2002 ($2,213,118 –2001) plus accrued interest of $24,390 (2001 – $73,612) by way of convertible promissory notes, bearing interest at the bank prime rate plus 5%, compounded monthly. Effective June 29, 2001, Manado

Development Ltd. elected to convert principal and interest of $2,006,923 into common shares of our company. The first $1,405,540 was converted into 702,770 Units at a price of $2.00 per unit. Each Unit consisted of one common share and one share purchase warrant to acquire one additional share at a price of $2.20 expiring on June 29, 2003. The balance of the converted loans, or $601,383, was converted into 601,383 Units at a price of $1.00 per Unit. Each Unit consists of one common share and one share purchase warrant to acquire one additional share at a price of $1.50 expiring on June 29, 2003. On December 2, 2002 Manado agreed to convert the balance of these loans and accrued interest of $304,197 into 608,394 common shares. The conversion was valued at an agreed price of $0.50 per share, which was significantly in excess of the market price at the time of conversion.

Cobratech, along with various alleged guarantors, was sued in the Supreme Court of British Columbia, by Unity Wireless Corp. (“Unity”) for repayment of certain funds advanced to Cobratech. The action was commenced on October 24, 2001. The loan was evidenced by a promissory note and secured by a general security agreement covering the assets of Cobratech. On July 31, 2002 we settled with Unity. During 2001 we repaid $122,222 of the then outstanding loan, leaving a balance of $94,153 as at December 31, 2001. The settlement amount was $85,610, for which we issued 428,053 shares of our common stock, valued at $0.20 per share. The value equated to the market price of our stock at the time of the settlement. Under the terms of the settlement, Unity forgave $15,366 of interest that had accrued but remained unpaid on the loan. Mr. Godsy, the Chairman and a Director of our Company for a period while the lawsuit was outstanding, was also a director and beneficial shareholder of Unity.

On January 15, 2003, Mr. Jack Huber advanced our Company $5,000 Canadian dollars (approximately $3,180) under a promissory note. The note which bears interest at 12% per annum, was subsequently repaid.

On January 15, 2003, Mr. Jack Huber and Mr. William Cooper personally guaranteed payment of $100,000, being a portion of a loan to Sentry originally advanced under a loan agreement dated July 3, 2001. The loan was from an unrelated party and is secured by certain property of Sentry. The payment was due from Sentry on January 15, 2003, but remains unpaid as of the date hereof.

On January 28, 2003, we entered into an agreement with AHC Holdings Inc., under which AHC would lend our Company up to $2.0 million Canadian dollars or the approximate equivalent of $1,273,000 US dollars. AHC is a private company beneficially owned and controlled by Mr. Alfred Comeau, a Director of our Company. The loan has been structured as a borrowing facility, is unsecured and all advances bear interest at 15% per annnum. All advances, regardless of the date advanced, are due on December 31, 2005. As of the date hereof, we have borrowed $1,435,161 Canadian dollars (approximately $913,000). As a bonus for providing the loan, AHC also received a warrant to purchase 1,000,000 common shares of our stock at a price of $0.15 per share. The warrant is exercisable at any time prior to March 6, 2006.

On January 28, 2003 we issued a warrant to purchase 500,000 common shares of our stock to Mr. Terry Mereniuk, the CFO and a Director of our Company. The warrant is exercisable at a price of $0.15 per share at any time prior to March 6, 2006. The warrant was issued as a finders fee for the AHC loan noted above.

On October 31, 2002, the Board of Directors approved the issuance of 1,000,000 shares to each of Mr. Donald Farnell and Mr. John Anderson, for services rendered as Directors. The issuance was valued at $0.01 per share, or $10,000. As of the date hereof, the shares have not yet been issued. Any issuance will be subject to applicable resale restrictions.

Mr. Farnell a Director, and President, and CEO of CTI from March 26, 2002 to March 31, 2003, was paid $8,478 for April 2002 through July 2002, and $nil thereafter (2001 - $nil). He was paid through Communication Management Group Ltd. (“CMGL”), a company owned by his wife. Mr. Farnell also served as President and CEO for Sentry from September 12, 2000 until October 3, 2001 under a monthly contract of $12,000 Canadian dollars per month (approximately $7,600 US dollars) with CMGL. As at October 31, 2002, CMGL was owed approximately $211,000 for these services to Sentry, which was forgiven by CMGL as of this date.

PART IV

ITEM 13. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

          (a)     Pursuant to Rule 601 of Regulation SB, the following exhibits are included herein or incorporated by reference.

Exhibit
Number	Description
2.0*
Share Purchase Agreement dated, for reference, December 20, 2000, between the persons defined as Vendors and as listed in Schedule "A" to the agreement, Cobratech Industries Inc., and Unique Bagel Co., Inc. (Incorporated by reference to Exhibit 2.0 to the Company’s Form 10-KSB filed on April 17, 2001)

2.1*
Share Purchase Agreement dated, for reference, January 18, 2002, between the Company, Neil Cox and Leila Lolua, for the purchase of 7,160,000 shares of Sentry Telecom Systems Inc. in exchange for 500,000 shares of the Company

2.2*	Financial Statements of Cobratech for the period ending October 15, 2000, and year ending December 31, 1999. (Incorporated by reference to Form 8-K filed on March 27, 2001)

2.3.1*
Loan Agreement dated January 28, 2003 between the Company and AHC Holdings Ltd. Addendum to the Loan Agreement dated February 6, 2003 providing AHC a warrant to purchase 1,000,000 shares of the Company’s common stock at $0.15 per share as a bonus for providing the Loan. (Incorporated by reference to Form 8-K filed April 28, 2003).

2.3.2*
Finder’s Fee Agreement dated January 28, 2003 between the Company and Terry Mereniuk, under which Mr. Mereniuk was granted a warrant to purchase 500,000 shares of the Company’s common stock for $0.15 per share. (Incorporated by reference to Form 8-K filed April 28, 2003).

2.3.3*	Share Purchase Warrants dated March 6, 2003 issued to Terry Mereniuk and AHC Holdings Ltd. (Incorporated by reference to Form 8-K filed April 28, 2003).

2.3.4*	Letter of Intent to purchase a 51% equity interest in Flowstar and Flowray dated February 6, 2003 (Incorporated by reference to Form 8-K filed on April 28, 2003).

2.3.5*	Amendment to the Letter of Intent dated April 9, 2003 extending deadlines for certain cash payments (Incorporated by reference to Form 8-k filed on April 28, 2003).

3.1.1*
Articles of Incorporation of Unique Bagel Co., Inc. a Delaware corporation (now CTI Diversified Holdings, Inc.) dated August 11, 1998. (Incorporated by reference to Exhibit 2.2 of the Company’s Form 10SB12G, filed with the SEC on March 24, 2000.)

3.1.2*
Certificate of Amendment of the Certificate of Incorporation of Unique Bagel Co., Inc., a Delaware corporation dated January 10, 2001, changing the name Unique Bagel to CTI Diversified Holdings, Inc. (incorporated by reference to Exhibit 3.1.2 to the Company’s Form 10-KSB filed on April 17, 2001)

3.1.3*
Memorandum of Incorporation of Cobra Energy Ltd., a British Columbia corporation, dated October 24, 1997. (Incorporated by reference to Exhibit 3.1.3 to the Company’s Form 10-KSB filed on April 17, 2001)

3.1.4*
Altered Memorandum of Cobra Energy Ltd., a British Columbia corporation, dated September 7, 1999, changing the name Cobra Energy Ltd., to Cobratech Industries Inc. ((incorporated by reference to Exhibit 3.1.4 to the Company’s Form 10-KSB filed on April 17, 2001)

3.2*
Bylaws of Unique Bagel Co., Inc. (now CTI Diversified Holdings, Inc., a Delaware corporation), dated August 11, 1998. (Incorporated by reference to Exhibit 3.1of the company’s Form 10SB12G, filed with the SEC on March 24, 2000)

3.2.1*	Bylaws/Articles of Cobra Energy Ltd., a British Columbia corporation, dated October 24, 1997. (Incorporated by reference to Exhibit 2.0 to the Company’s Form 10-KSB filed on April 17, 2001)

10.1	Audit committee charter

10.2	Audit committee terms of reference

16.0*	David J. Maxwell Ltd - Letter re: Change in Certifying Accountant

21.1*	Schedule of Subsidiaries of CTI Diversified Holdings, Inc. (incorporated by reference to Exhibit 21.1 to the Company’s Form 10-KSB filed on April 17, 2001)

23.1*	Consent of Moore Stephens Ellis Foster Ltd. Chartered Accountants

* Previously filed

     (c)      Reports on Form 8-K

June 28, 2002 reporting the resignation of Mr. Mark Godsy as Chairman and Director, and the appointment of Mr. Donald Farnell as Chairman.

April 29, 2003 reporting the loan from AHC, the loan to Flowstar and Flowray, the proposed transaction to acquire an interest in Flowstar and Flowray, the resignation of Mr. Donald Farnell, the appointment of Mr. John Anderson as President & CEO, and the appointment of Mr. Terry Mereniuk as CFO.

ITEM 14. CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures within 90 days of the filing date of this annual report, and, based on their evaluation, our principal executive officer and principal financial officer have concluded that these controls and procedures are effective. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

Disclosure controls and procedures are our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive office and principal officer, as appropriate to allow timely decisions regarding required disclosure.

ITEM 15. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The Company currently has one director (Mr. Alfred Comeau) who is not a member of management, but is a related party by virtue of transactions noted in Item 12. All of our directors currently sit on our Audit Committee, including Mr. John Anderson.

The Company’s independent outside accountants are: Moore Stephens - Ellis Foster Chartered Accountants.

The aggregate fees billed by such firm for each of the last two fiscal years for professional services rendered by the Company's principal accountant have been:

	AUDIT FEES	AUDIT-RELATED FEES	TAX FEES	ALL OTHER FEES

2001	$14,056	$8,284	-	-

2002	$13,651(estimated)	$6,825(estimated)	-	-

Commencing for services provided after April 24, 2003 the Audit Committee must pre-approve the Company's use of the Company's independent accountants for any non-audit services. The Company hopes to increase the composition of its Audit Committee by adding one or two additional non-management directors to the Committee.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 29 day of April, 2003.

CTI DIVERSIFIED HOLDINGS INC.

Date: April 29, 2003	By:	/s/ John Anderson

John Anderson, Chief Executive Officer and Director

	By:	/s/ Terry Mereniuk

Terry Mereniuk, Chief Financial Officer and Director

CERTIFICATIONS

I, John Anderson, certify that:

1.      I have reviewed this annual report on Form 10 KSB of CTI Diversified Holdings, Inc.;

2.     Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

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

4.      I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and I have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

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

Date: April 29, 2003

/s/  John Anderson
John Anderson, President and CEO

I, Terry Mereniuk, certify that:

1.      I have reviewed this annual report on Form 10 KSB of CTI Diversified Holdings, Inc.;

2.     Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

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

4.      I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and I have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

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

Date: April 29, 2003

/s/ Terry Mereniuk
Terry Mereniuk, Chief Financial Officer

CERTIFICATION OF CHIEF FINANCIAL OFFICER and CHIEF EXECUTIVE OFFICER

PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Report of CTI Diversified Holdings, Inc. (the “Company”) on Form 10KSB for the year ended December 31, 2002, as filed with the Securities and Exchange Commission on the date hereof (the “Periodic Report”), I, John Anderson, Chief Executive Officer and I, Terry Mereniuk, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

1.	the Periodic Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2.	the information contained in the Periodic Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: April 29, 2003	/s/ John Anderson

John Anderson, CEO

/s/ Terry Mereniuk

Terry Mereniuk, CFO

EXHIBIT 10.1

AUDIT COMMITTEE CHARTER

This Audit Committee Charter (Charter) has been adopted by the Board of Directors (the Board) of CTI Diversified Holdings, Inc. ("CTI"). The Audit Committee of the Board (the Committee) shall review and reassess this Charter annually and recommend any proposed changes to the Board for approval.

1.        Role and Independence: Organization

The Committee assists the Board in fulfilling its responsibility for oversight of the quality and integrity of the accounting, auditing, internal control and financial reporting practices of CTI. It may also have such other duties as may from time to time be assigned to it by the Board. The membership of the Committee shall consist of at least three directors, who are each free of any relationship that, in the opinion of the Board, may interfere with such member's individual exercise of independent judgment. Each Committee member shall also meet the independence and financial literacy requirements for serving on audit committees, and at least one member shall have financial management expertise, all as set forth in the applicable rules of the Securities Exchange Commission. The Committee shall maintain free and open communication with the independent auditors and Company management. In discharging its oversight role, the Committee is empowered to investigate any matter relating to CTI's accounting, internal control or financial reporting practices brought to its attention, with full access to all Company books, records, facilities and personnel. The Committee may retain outside counsel, auditors or other advisors.

One member of the Committee shall be appointed as chair. The chair shall be responsible for leadership of the Committee, including scheduling and presiding over meetings, preparing agendas, and making regular reports to the Board. The chair will also maintain regular liaison with the CEO, CFO and the lead independent audit partner.

The Committee shall meet at least two times a year, or more frequently as the Committee considers necessary. At least once each year the Committee shall have separate private meetings with the independent auditors and management.

2.        Responsibilities

Although the Committee may wish to consider other duties from time to time, the general recurring activities of the Committee in carrying out its oversight role are described below. The Committee shall be responsible for:

·            Recommending to the Board the independent auditors to be retained (or nominated for shareholder approval) to audit the financial statements of CTI. Such auditors are ultimately accountable to the Board and the Committee, as representatives of the shareholders.

·            Evaluating, together with the Board and management, the performance of the independent auditors and, where appropriate, replacing such auditors.

·            Obtaining annually from the independent auditors a formal written statement describing all relationships between the auditors and CTI, consistent with Independence Standards Board Standard Number1. The Committee shall actively engage in a dialogue with the independent auditors with respect to any relationships that may impact the objectivity and independence of the auditors and shall take, or recommend that the Board take, appropriate actions to oversee and satisfy itself as to the auditors' independence.

·            Reviewing the audited financial statements and discussing them with management and the independent auditors. These discussions shall include the matters required to be discussed under Statement of Auditing Standards No. 61 and consideration of the quality of CTI's accounting principles as applied in its financial reporting, including a review of particularly sensitive accounting estimates, reserves and accruals, judgmental areas, audit adjustments (whether or not recorded), and other such inquiries as the Committee or the independent auditors shall deem appropriate. Based on such review, the Committee shall make its recommendation to the Board as to the inclusion of CTI's audited statements in CTI's Annual Report on Form 10K.

·            Issuing annually a report to be included in CTI's proxy statement as required by the rules of the applicable Securities and Exchange Commissions.

·            Overseeing the relationship with the independent auditors, including discussing with the auditors the audit process, receiving and reviewing audit reports, and providing the auditors full access to the Committee (and the Board) to report on any and all appropriate matters.

·            Discussing with a representative of management and the independent auditors any issues arising from the independent auditors review of the quarterly financial statements prior to the filing of CTI's Quarterly Report on Form 10Q.

·            Discussing with management and the independent auditors the quality and adequacy of and compliance with CTI's internal controls.

·            Discussing with management and/or CTI's general counsel any legal matters (including the status of pending litigation) that may have a material impact on CTI's financial statements, and any material reports or inquiries from regulatory or governmental agencies.

The Committee's job is one of oversight. Management is responsible for the preparation of CTI's financial statements and the independent auditors are responsible for auditing those financial statements. The Committee and the Board recognize that management and the independent auditors have more resources and time, and more detailed knowledge and information regarding CTI's accounting, auditing, internal control and financial reporting practices than the Committee does; accordingly the Committee's oversight role does not provide any expert or special assurance as to the financial statements and other financial information provided by CTI to its shareholders and others.

EXHIBIT 10.2

CTI Diversified Holdings, Inc.
TERMS OF REFERENCE

AUDIT COMMITTEE

(Prepared April 3, 2003)

An Audit Committee be constituted with following voting members:

Terry Mereniuk	Director (Committee Chairman)
John Anderson	Director
Alfred Comeau	Director

Attendees by Invitation:

External Audit Representative

Recording Secretary

and that a quorum be defined as 2 directors.

RESPONSIBILITIES

1.	To review the annual audited financial statements and, if appropriate, to recommend their approval by the Board of Directors.

2.	To review and approve the quarterly unaudited financial statements.

3.	To review the financial content of the annual report and interim financial reports before publication.

4.	To review the Regulatory Report Filing requirements

5.
To monitor the appropriateness of accounting policies and financial reporting used by the Company; to review any significant changes in accounting policies and practices to be adopted by the Company; and to review and assess any new or pending developments in accounting and reporting standards that may affect or impact on the Company.

6.	To review the terms of the annual external audit engagement, including staffing, the objectives and scope of the audit work.

7.
To review with the External Auditors the results of the annual audit examination, including any difficulties encountered, internal accounting controls, procedures and documentation, and any other matters that the external auditors should bring to the attention of the Committee.

8.	To meet with the External Auditors, at least annually or as requested by the auditors, without management representatives present.

9.	To provide a direct line of communications, in all matters as required, between management, the External Auditors and the Board of Directors.

10.	To consider the annual appointment of External Auditors for the recommendation to the Board of Directors.

11.	To review fees of the External Auditors annual external audit engagement.

12.	To review the Company's policies regarding Code of Conduct and Conflicts of Interest.

13.	To consider any other matters which, in the opinion of the Audit Committee, or at the request of the board of Directors, would assist the directors to meet their responsibilities.

14.	To review annually the Committee's Terms of Reference and to recommend any required changes to the Board of Directors.

THE ABOVE TERMS OF REFERENCE WERE APPROVED AT A MEETING HELD BY THE BOARD OF DIRECTORS ON APRIL 24, 2003.

CONSENT OF MOORE STEPHENS, ELLIS FOSTER

INDEPENDENT ACCOUNTANTS

We consent to the use of our report dated April 17, 2003, with respect to the financial statements of CTI Diversified Holdings Inc. (formerly, Unique Bagel Co., Inc.), in the Company’s Annual Report (Form 10-KSB) dated April 29, 2003.

Vancouver, Canada

April 29, 2003	Chartered Accountants

CTI DIVERSIFIED HOLDINGS, INC.

(formerly Unique Bagel Co., Inc.)

(A Development Stage Enterprise)

Consolidated Financial Statements

December 31, 2002 and 2001

Index

Report of Independent Accountants

Consolidated Balance Sheets

Consolidated Statements of Operations

Consolidated Statements of Stockholders’ Deficiency

Consolidated Statements of Cash Flows

Notes to Consolidated Financial Statements

1	F - 1

MOORE STEPHENS

ELLIS FOSTER LTD.

          CHARTERED ACCOUNTANTS

1650 West 1st Avenue

Vancouver, BC Canada V6J 1G1

Telephone: (604) 734-1112   Facsimile: (604) 714-5916

E-Mail: generaldelivery@ellisfoster.com

REPORT OF INDEPENDENT ACCOUNTANTS

To the Stockholders and Board of Directors of

CTI Diversified Holdings, Inc.
(formerly Unique Bagel Co., Inc.)
(A Development Stage Enterprise)

We have audited the accompanying consolidated balance sheet of CTI Diversified Holdings, Inc. (formerly Unique Bagel Co., Inc.) and subsidiaries as of December 31, 2002 and 2001 and the related consolidated statements of operations, stockholders' deficiency and cash flows for the years then ended and cumulative data for the period from August 11, 1998 (inception) to December 31, 2002. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits of these financial statements in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, these consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2002 and 2001 and the results of their operations and their cash flows for the years then ended and cumulative data from August 11, 1998 (inception) to December 31, 2002 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue on as a going concern. As discussed in note 2 to the consolidated financial statements, the Company has suffered recurring losses from operations that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Vancouver, Canada
April 17, 2003	Chartered Accountants

2	F - 2

CTI DIVERSIFIED HOLDINGS, INC.
(Formerly Unique Bagel Co., Inc.)
(A Development Stage Enterprise)
Consolidated Balance Sheets
December 31, 2002 and 2001
(Expressed in U.S. Dollars)

	2002	2001

ASSETS
Current
Cash and cash equivalents	$1,422	$949
Prepaid expenses	-	339

Total current assets	1,422	1,288
Fixed assets (note 6)	7,193	35,758

Total assets	$8,615	$37,046

LIABILITIES
Current
Accounts payable and accrued liabilities	$574,194	$346,536
Current portion of notes payable (note 7)	330,541	94,153
Current portion of amounts due to shareholders (note 8)	204,347	79,479

Total current liabilities	1,109,082	520,168
Notes payable (note 7)	-	30,030
Due to shareholders (note 8)	-	607,988

Total liabilities	1,109,082	1,158,186

STOCKHOLDERS' EQUITY (DEFICIENCY)
Common stock
Authorized:
50,000,000 common shares with a par value of $0.0001 per share
Issued and outstanding:
19,611,020 common shares (2001 - 17,808,744)	1,962	1,781
Additional paid-in capital	5,414,303	3,713,131
Accumulated other comprehensive income	22,359	-
Deficit accumulated during development state	(6,539,091)	(4,836,052)

Total stockholders' equity (deficiency)	(1,100,467)	(1,121,140)

Total liabilities and stockholders' equity (deficiency)	$8,615	$37,046

Commitments (note 11)

The accompanying notes form an integral part of these consolidated financial statements.

Approved on behalf of the Board:	/s/ John Anderson	/s/ Terry Merenuik
	Director	Director

3	F - 3

CTI DIVERSIFIED HOLDINGS, INC.
(Formerly Unique Bagel Co., Inc.)
(A Development Stage Enterprise)
Consolidated Statements of Operations and Deficit
Years Ended December 31, 2002 and 2001
(Expressed in U.S. Dollars)

	August 31, 1998
	(inception) to
	December 31,
	2002
	(cumulative)	2002	2001

Expenses
Advertising and promotion	$4,122	$2,190	$1,932
Automotive	2,391	-	2,391
Consulting	307,397	97,243	210,154
Depreciation	22,983	9,240	13,743
Insurance	706	706	-
Interest and bank charges	67,079	52,981	14,098
Interest paid to shareholders	158,009	60,167	97,842
Investor relations and reporting costs	163,098	62,352	100,746
Legal and accounting	148,512	86,247	49,897
Licenses, dues and subscriptions	2,829	229	2,600
Office	70,214	35,027	35,187
Rent	39,894	24,212	15,682
Stock based compensation	33,000	33,000	-
Telephone	14,518	5,001	9,517
Travel	144,141	47,111	97,030
Utilities	1,975	1,975	-
Wages and benefits	177,580	177,580	-

	1,358,448	695,261	650,819

Loss from operations	(1,358,448)	(695,261)	(650,819)

Other income (loss)
Impairment of goodwill	(3,290,217)	(982,640)	(2,307,577)
Impairment of intangible assets	(472)	(472)	-
Impairment of investments	(560,850)	-	(560,850)
Loss on disposition of assets	(40,283)	(40,283)	-
Loss on the disposition of foreign subsidiaries	(1,323,180)	-	(1,323,180)
Forgiveness of debt	15,617	15,617	-
Interest and other items	18,742	-	18,842

	(5,180,643)	(1,007,778)	(4,172,765)

Net loss for the year	(6,539,091)	(1,703,039)	(4,823,584)
Deficit, beginning of year	-	(4,836,052	(12,468)

Deficit, end of year	$-	$(6,539,091)	$(4,836,052)

Loss per share (basic and diluted)	$-	$(0.09)	$(0.29)

Weighted average number of common
shares outstanding	-	18,930,627	16,676,015

The accompanying notes form an integral part of these consolidated financial statements.

4	F - 4

CTI DIVERSIFIED HOLDINGS, INC.

(Formerly Unique Bagel Co., Inc.)
(A Development Stage Enterprise)

Consolidated Statements of Stockholder's Deficiency
From August 11, 1998 (Date of Inception) to December 31, 2002
(Expressed in U.S. Dollars)

	Common Shares	Stock Amount	Additional Paid in Capital	Compre-hensive Income (loss)	Accumulated Earnings (Deficit)	Accumulated Other Compre-hensive income (loss)	Total Stockholders' equity (deficiency)
Shares issued to acquire 19% of New York Bagel Co., Inc. and to pay organization cost of $125 on August 11, 1998 valued at par value of $0.0001 per share	5,000,000 $	500 $	5,591 $	- $	- $	- $	6,091
Issuance of 500,000 common shares in August 1998 at $0.01 per share	500,000	50	4,950	-	-	-	5,000
Balance, December 31, 1998	5,500,000	550	10,541	-	-	-	11,091
Two for one stock split on March 31, 1999	5,500,000	550	(550)	-	-	-	-
Components of comprehensive income - Net loss for the period	-	-	-	(2,994)	(2,994)	-	(2,994)
Total comprehensive income (loss)				(2,994)			
Balance, December 31, 1999	11,000,000	1,100	9,991	-	(2,994)	-	8,097
Two for one stock split on March 17, 2000	11,000,000	1,100	(1,100)	-	-	-	-
Cancellation of shares March 2000	(15,000,000)	(1,500)	1,500	-	-	-	-
Issuance of 20,000 common shares on August 11, 2000 in consideration of directors	20,000	2	-	-	-	-	2
Stock dividend on December 12, 2000: 5.25 for one	29,835,000	2,983	(2,983)	-	-	-	-
Components of comprehensive income - Net loss for the period	-	-	-	(9,474)	(9,474)	-	(9,474)
Total comprehensive income (loss)				(12,468)			
Balance, December 31, 2000	36,855,000 $	3,685 $	7,408		$ (12,468) $	- $	(1,375)

5	F - 5

Consolidated Statements of Stockholder's Deficiency
From August 11, 1998 (Date of Inception) to December 31, 2002
(Expressed in U.S. Dollars)

	Common Shares	Stock Amount	Additional Paid in Capital	Comprehensive income (loss)	Accumulated Earnings (Deficit)	Accumulated Other Comprehensive income (loss)	Total Stockholders' equity (deficiency)
Balance, December 31, 2000	36,855,000 $	3,685 $	7,408	$	$ (12,468)	$ -	$ (1,375)
Issuance of shares in consideration of legal services performed in January	5,000	1	9,999	-	-	-	10,000
Cancellation of shares in February	(26,355,000)	(2,635)	2,635	-	-	-	-
Issuance of shares in exchange for 11,413,700 shares of common stock of Cobratech Industries Inc. in February	5,999,591	600	1,686,297	-	-	-	1,686,897
Conversion of promissory notes into common stock in June	1,304,153	130	2,006,792	-	-	-	2,006,922
Components of comprehensive income - Net loss for the period	-	-	-	(4,823,584)	(4,823,584)	-	(4,823,584)
Total comprehensive income (loss)				(4,823,584)			
Balance, December 31, 2001	17,808,744	1,781	3,713,131		(4,836,052)	-	(1,121,140)
Stock-based compensation			33,000	-	-	-	33,000
Shares issued in exchange for shares of Sentry in April	500,000	50	109,950	-	-	-	110,000
Shares issued in exchange for consulting services in April	100,000	10	22,990	-	-	-	23,000
Shares issued as the contingent consideration in connection with Cobratech's acquisition in May	181,397	19	48,591	-	-	-	48,610
Shares allotted in pursuant to the debt settlement agreement in December			1,016,872	-	-	-	1,016,872
Shares issued on conversion of debt between May to July	1,020,879	102	257,715	-	-	-	257,817
Forgiveness of debt – related party	-	-	212,054				212,054
Components of comprehensive income - Net loss for the period	-	-	-	(1,703,039)	(1,703,039)	-	(1,703,039)
- Foreign currency adjustment	-	-	-	22,359	-	22,359	22,359
Total comprehensive income (loss)				$ (1,680,680)			
Balance, December 31, 2002	19,611,020 $	1,962 $	5,414,303		$ (6,539,091)	$ 22,359	$ (1,100,467)

6	F - 6

CTI DIVERSIFIED HOLDINGS, INC.
(Formerly Unique Bagel Co., Inc.)
(A Development Stage Enterprise)
Consolidated Statements of Cash Flows
Years Ended December 31, 2002 and 2001
(Expressed in U.S. Dollars)

	August 31,
	1998
	(inception) to
	December 31,
	2002
	(cumulative)	2002	2001

Cash flows from (used in) operating activities
Net loss	$(6,539,091)	$(1,703,039)	$(4,823,584)
Adjustments to reconcile net income to
net cash provided by operating activities:
Depreciation	22,983	9,240	13,743
Stock-based compensation	33,000	33,000
Impairment of goodwill	3,290,217	982,640	2,307,577
Impairment of intangible assets	472	472	-
Impairment of investment	560,850	-	560,850
Loss on disposition of assets	40,183	40,283	-
Loss on disposition of subsidiaries	1,323,180	-	1,323,180
Forgiveness of debt	(15,617)	(15,617)	-
Shares issued for service	33,000	23,000	10,000

	(1,250,769)	(630,021)	(608,234)
Change in assets and liabilities
Decrease (increase) in prepaid expenses	-	339	(339)
Increase in accounts payable and accrued liabilities	574,194	227,658	345,036
Net liabilities acquired on acquisition of subsidiary	(779,625)	(168,945)	(610,680)

	(1,456,200)	(570,969)	(874,217)

Cash flows from financing activities
Issuance of promissory notes	2,213,280	206,358	2,006,922
Increase in notes payable	418,341	289,210	124,183
Increase in due to shareholders	743,356	55,889	687,467

	3,374,977	551,457	2,818,572

Cash flows from (used in) investing activities
Purchase of fixed assets	(74,161)	(2,375)	(71,786)
Proceeds on sale of New York Bagel Inc.	6,066	-	-
Investment in or advances to Sentry Telecom Systems Inc.	(567,449)	-	(567,449)
Investment in or advances to foreign subsidiary companies	(1,329,057)	-	(1,329,057)
Proceeds on sales of assets	24,886	-	24,886

	(1,939,715)	(2,375)	(1,943,406)

Effect of exchange rate changes	22,360	22,360	-

Decrease (increase) in cash and cash equivalents	1,422	473	949
Cash and cash equivalents, beginning of year	-	949	-

Cash and cash equivalents, end of year	$1,422	$1,422	$949

Supplementary disclosure - non-cash transactions
Cash flows from financing activities
Forgiveness of debt – related party	$(212,054)	$(212,054)	-
Conversion of notes payable and amounts due to
shareholders to common stock	3,281,611	1,274,689	$2,006,922
Shares allotted for the debt settlement	1,016,872	1,016,872	-
Issuance of shares on acquisition of subsidiary	1,851,598	158,610	1,686,897

	$5,938,027	$2,238,117	$3,693,819

Cash flows (used in) investing activities
Investment in subsidiary	$(1,851,598)	$(158,610)	$(1,686,897)

The accompanying notes form an integral part of these consolidated financial statements.

7	F - 7

CTI DIVERSIFIED HOLDINGS, INC.
(Formerly Unique Bagel Co., Inc.)
(A Development Stage Enterprise)

Notes to the Consolidated Financial Statements
December 31, 2002 and 2001
(Expressed in U.S. Dollars)

1.

Incorporation

CTI Diversified Holdings, Inc. (“CTI”) was incorporated in Delaware on August 11, 1998. CTI changed its business focus in early fiscal 2003. The Company’s new mandate is to realize enhanced capital appreciation for it’s stockholders, by providing expertise to emerging companies offering timely product solutions and/or strategic investment opportunities in the petroleum production and service industries. CTI intends to carry out it’s new mandate through investments in companies or products where early stage product development has been completed. Subsequent to year end, the Company entered into a letter of intent to purchase a 51% interest in two companies involved in the development of products for the petroleum industry (see Note 13).The Company is in the start-up phase of operations, and has not yet realized any revenues from their proposed products or services.

2.

Continuance of Operations

These consolidated financial statements have been prepared in accordance with generally accepted accounting principles with the assumption being that the Company will continue on a going concern basis and that it will be able to realize assets and discharge liabilities in the normal course of business. As at December 31, 2002, the Company had a working capital deficiency of $1,107,660 (2001 - $518,880) and accumulated deficits totalling $6,539,091 (2001 - $4,836,052).

The future of the Company as a "going concern" is highly dependent upon the Company's ability to attract new equity or debt financing. The Company currently has no revenue from operations, is in a start-up phase with it’s existing assets and has no significant assets, tangible or intangible. There can be no assurance that the Company will generate revenues in the future, or that we will be able to operate profitably in the future, if at all. The Company has incurred significant net losses in each fiscal year since inception of operations. In order to continue with it’s revised business plan, the Company will require additional equity or debt financing. The Company will consider issuing additional equity or debt financing to fund its continued operations. There can be no assurance the Company will be successful in obtaining additional financing on favourable terms, if at all.

Accordingly, they do not give effect to adjustments, if any that would be necessary should the Company be unable to continue as a going concern and, therefore, be required to realize its assets and liquidate its liabilities other than in the normal course of business and at amounts which may differ from those shown in the financial statements.

8	F - 8

CTI DIVERSIFIED HOLDINGS, INC.
(Formerly Unique Bagel Co., Inc.)
(A Development Stage Enterprise)

Notes to the Consolidated Financial Statements
December 31, 2002 and 2001
(Expressed in U.S. Dollars)

3.	Summary of Significant Accounting Policies

(a)

Principles of Consolidation

These consolidated financial statements include the accounts of CTI Diversified Holdings, Inc. and its wholly-owned subsidiary, Cobratech Industries Inc. ("Cobratech") and its 90.7% owned subsidiary, Sentry Telecom Systems Inc. ("Sentry"), (collectively the “Company”). All intercompany transactions and balances have been eliminated.

	(b)	Principles of Accounting These financial statements are stated in US dollars and have been prepared in accordance with accounting principles generally accepted in the United States of America.

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

(d)

Long-Lived Assets Impairment

Effective January 1, 2002, certain long-term assets of the Company are reviewed when changes in circumstances require consideration as to whether their carrying value has become impaired pursuant to guidance established in Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Management considers assets to be impaired if the carrying value exceeds the future projected cash flows from related operations. If impairment is deemed to exist, the assets will be written down to fair value. Prior to January 1, 2002, the Company evaluated long-term assets of the Company in accordance with SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of. The adoption of SFAS No. 144 did not have a material effect on the consolidated financial statements.

(e)

Foreign Currency Translation

The assets and liabilities of the Company's foreign operations are translated into US dollars at current exchange rates. Revenue and expense accounts of these operations are translated at average exchange rates prevailing during the period. Translation gains and losses are reported in other comprehensive income in stockholders’ equity.

9	F - 9

CTI DIVERSIFIED HOLDINGS, INC.
(Formerly Unique Bagel Co., Inc.)
(A Development Stage Enterprise)

Notes to the Consolidated Financial Statements
December 31, 2002 and 2001
(Expressed in U.S. Dollars)

3.	Summary of Significant Accounting Policies (continued)

	(a)	Fixed Assets

Fixed assets are recorded at historical cost. Depreciation of capital assets is calculated using the following methods and rates:

Computer equipment	- 30% declining balance basis
Furniture and fixtures	- 20% declining balance basis

Fixed assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset (asset group) may not be recoverable. An impairment loss would be recognized when the carrying amount of an asset exceeds the estimated undiscounted future cash flow expected to result from the use of the asset and its eventual disposition. The amount of the impairment loss to be recorded is calculated by the excess of the assets’ carrying value over its fair value. Fair value is generally determined using a discounted cash flow analysis.

(g)

Stock-based Compensation

The Company adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123 (SFAS No. 123), “Accounting for Stock-based Compensation”. SFAS No. 123 encourages, but does not require, companies to adopt a fair value based method for determining expense related to stock-based compensation. The Company accounts for stock-based compensation issued to employees and directors using the intrinsic value method as prescribed under Accounting Principles Board Opinion (APB) No. 25, “Accounting for Stock Issued to Employees” and related interpretations. The Company has no stock options granted, issued and outstanding as at December 31, 2002.

(h)

Loss per share

Loss per share is computed using the weighted average number of common shares outstanding during the period. Diluted loss per share is equal to the basic loss per share as the warrants to acquire 1,604,150 common shares that are outstanding at December 31, 2002 are anti-dilutive.

(i)

Cash equivalents

The Company considers all highly liquid investments with maturities of three months or less when purchased, to be cash equivalents. There were no cash equivalents at December 31, 2002 and 2001.

(j)	Advertising and promotion The Company expenses advertising and promotion costs as incurred.

10	F - 10

CTI DIVERSIFIED HOLDINGS, INC.
(Formerly Unique Bagel Co., Inc.)
(A Development Stage Enterprise)

Notes to the Consolidated Financial Statements
December 31, 2002 and 2001
(Expressed in U.S. Dollars)

3.	Summary of Significant Accounting Policies (continued)

(k)

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

(l)

Comprehensive Income

The Company has adopted SFAS No. 130, “Reporting Comprehensive Income”, which establishes standards for reporting and display of comprehensive income, its components and accumulated balances. The Company is disclosing this information on its Statement of Stockholders’ Deficiency. Comprehensive income comprises equity except those resulting from investments by owners and distributions to owners. SFAS No. 130 did not change the current accounting treatments for components of comprehensive income.

(m)

Financial Instruments

Fair value of financial instruments are made at a specific point in time, based on relevant information about financial markets and special financial instruments. As these estimates are subjective in nature, involving uncertainties and matters of significant judgment, they cannot be determined with precision. Changes in assumptions can significantly affect estimated fair values.

The carrying value of cash and cash equivalents, accounts payable and accrued liabilities, notes payable and due to shareholders approximate their fair values because of the short-term maturity of these instruments.

(n)

New Accounting Pronouncements

In April 2002, the Financial Accounting Standard Board issued Statement of Financial Accounting Standard No. 145 (SFAS No. 145), Rescission of FASB Statement No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections. The rescission of SFAS No. 4, Reporting Gains and Losses from Extinguishments, and SFAS No. 64, Extinguishments of Debt Made to Satisfy Sinking Fund Requirements, which amended SFAS No. 4, will affect income statement classification of gains and losses from extinguishment of debt. SFAS No. 145 is effective for fiscal years beginning January 1, 2002.

In June 2002, the Financial Accounting Standard Board issued Statement of Financial Accounting Standard No. 146 (SFAS No. 146), Accounting for Costs Associated with Exit or Disposal Activities, which addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issued No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity. SFAS No. 146 generally requires a liability for a cost associated with an exit or disposal activity to be recognized and measured initially at its fair value in the period in which the liability is incurred. The pronouncement is effective for exit or disposal activities initiated after December 31, 2002. The adoption of SFAS No. 146 will not have an impact on the Company’s financial statements.

11	F - 11

CTI DIVERSIFIED HOLDINGS, INC.
(Formerly Unique Bagel Co., Inc.)
(A Development Stage Enterprise)

Notes to the Consolidated Financial Statements
December 31, 2002 and 2001
(Expressed in U.S. Dollars)

3.	Summary of Significant Accounting Policies (continued)

In December 2002, the Financial Accounting Standard Board issued Statement of Financial Accounting Standard No. 148 (SFAS No. 148), Accounting for Stock-based Compensation – Transition and Disclosure. SFAS No. 148 amends SFAS No. 123, Accounting for Stock-based Compensation, to provide alternative methods for voluntary transition to SFAS No. 123’s fair value method of accounting for stock-based employee compensation. SFAS No. 148 also requires disclosure of the effects of an entity’s accounting policy with respect to stock-based employee compensation on reported net income (loss) and earnings (loss) per share in annual and interim financial statements. SFAS No. 148 is effective for fiscal years beginning after December 15, 2002. The adoption of SFAS No. 148 will not have an impact on the Company’s financial statements.

In November 2002, the Financial Accounting Standard Board issued FASB Interpretation No. 45 (FIN 45), Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of indebtedness of Others – An Interpretation of FASB Statements of No. 5, 57 and 107 and rescission of FASB Interpretation No. 34. This interpretation clarifies the requirements for a guarantor’s accounting for and disclosures of certain guarantees issued and outstanding. FIN 45 also clarifies the requirements related to the recognition of a liability by a guarantor at the inception of a guarantee. FIN 45 is effective for guarantees entered into or modified after December 31, 2002. The adoption of FIN 45 will not have impact on the Company’s financial statements.

In January 2003, the Financial Accounting Standard Board issued FASB Interpretation No. 46 (FIN 46), Consolidation of Variable Interest Entities – An Interpretation of Accounting Research Bulletin (ARB) No. 51. This interpretation addressed the requirements for business enterprises to consolidate related entities in which they are determined to be the primary economic beneficiary as a result of their variable economic interest. The interpretation is intended to provide guidance in judging multiple economic interests in an entity and in determining the primary beneficiary. The interpretation outlines disclosure requirements for VIEs in existence prior to January 31, 2003, outlines consolidation requirements for VIEs created after January 31, 2003. The company has reviewed its major commercial relationship and its overall economic interests with other companies consisting of related parties, manufacture vendors, loan creditors and other suppliers to determine the extent of its variable economic interest in these parties. The review has not resulted in a determination that the Company would be judged to be the primary economic beneficiary in any material relationships, or that any material entities would be judged to be Variable Interest Entities of the Company.

4.	Business Combinations

(a)

Cobratech Industries Inc.

On February 16, 2001, the Company acquired all of the outstanding common stock of Cobratech Industries Inc. ("Cobratech"), a British Columbia private company involved in the security consulting industry. The total purchase price consisted of common stock ( 5,999,591 shares) valued at $1,686,897, being the estimated fair market value of the shares acquired, and other acquisition related expenses of approximately $10,000 consisting primarily of legal and financial advisory services, including a contingent consideration of 181,397 common stock to be issued if the Company does not complete registration in order for the shares to become free trading by August 2001 on the OTC bulletin board. The acquisition was accounted for using the purchase method of accounting and accordingly, the purchase price was allocated to the tangible and intangible net assets acquired on the basis of their respective fair values on the acquisition date.

12	F - 12

CTI DIVERSIFIED HOLDINGS, INC.
(Formerly Unique Bagel Co., Inc.)
(A Development Stage Enterprise)

Notes to the Consolidated Financial Statements
December 31, 2002 and 2001
(Expressed in U.S. Dollars)

4.	Business Combinations (continued)

The allocation of the purchase price was as follows:

	Current assets	$656,791
	Other assets	26,255
	Fixed assets	305,426
	Intangible assets	217,951
	Current liabilities	(1,772,172)
	Long-term liabilities	(44,931)

	Net liabilities acquired	610,680
	Consideration	1,696,897

	Goodwill	$2,307,577

In accordance with SFAS No. 121, the Company has written down the goodwill arising from the acquisition of Cobratech Industries Inc. to nil in 2001, being the estimated fair value of the goodwill at year end (note 5).

During fiscal year 2002, the Company issued 181,397 common stock as part of the contingent consideration issued in connection with the acquisition of Cobratech valued at $48,610, being the estimated fair market value of shares. In accordance with SFAS No. 142, the goodwill arising from the contingent consideration has been written down to nil at year end, being the estimated fair value of the goodwill at year end (note 5).

(b)	Sentry Telecom Systems Inc. (“Sentry”)

On April 15, 2002, the Company acquired 90.7% of the outstanding common stock of Sentry (a company related under common control), a British Columbia private company involved in the telecommunications security industry. The total purchase price of $168,945 consisted of common stock (500,000 shares) valued at $110,000, being the estimated fair market value of the shares issued, cash advances of $37,083 and other acquisition related expenses of approximately $21,862 consisting primarily of legal and financial advisory services. The acquisition was accounted for using the purchase method of accounting and accordingly, the purchase price was allocated to the tangible and intangible net assets acquired on the basis of their respective fair values on the acquisition date.

Current assets	$258,885
Fixed assets	18,134
Intangible assets	472
Current liabilities	(752,480)
Long-term liabilities	(290,096)

Net liabilities acquired	765,085
Consideration	168,945

Goodwill	$934,030

13	F - 13

CTI DIVERSIFIED HOLDINGS, INC.
(Formerly Unique Bagel Co., Inc.)
(A Development Stage Enterprise)

Notes to the Consolidated Financial Statements
December 31, 2002 and 2001
(Expressed in U.S. Dollars)

4.

Business Combinations (continued)

The Company's consolidated financial statements include the results of Sentry's operations since April 15, 2002. The results of operations for the period January 1 to April 15, 2002 were not material to the consolidated financial statements, accordingly, pro forma financial disclosures are not presented.

In accordance with SFAS No. 142, the Company had written down the goodwill arising from the acquisition of Sentry Telecom Systems Inc. to nil at year end, being the estimated fair value of the goodwill at year end (note 5).

As at December 31, 2002, 350,000 shares of common stock are held in trust by agreed upon legal counsel, pending the satisfaction of certain performance criteria.

5.

Goodwill and Intangible Assets

Goodwill

Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets”. This statement requires that goodwill and intangible assets with an indefinite life are not amortized. Intangible assets with a definite life are amortized over their useful lives or estimate of their useful lives. Indefinite-life intangible assets will be tested for impairment annually, and will be tested for impairment between annual tests if any events occurs or circumstances change that would indicate that the carrying amount may be impaired. Intangible assets with a definite life are tested for impairment whenever events or circumstances indicate that the carrying amount of an asset (asset group) may not be recoverable. An impairment loss would be recognized when the carrying amount of an asset exceeds the estimated non-discounted cash flows used in determining the fair value of the assets. The amount of the impairment loss to be recorded is calculated by the excess of the assets carrying value over its fair value. Fair value is generally determined using a discounted cash flow analysis.

The changes in the carrying amount of goodwill is as follows:

	2002	2001

Balance as of January 1	$-	$-

Goodwill acquired during the period
- Cobratech Industries Limited	48,610	2,307,577
- Sentry Telecom Systems Inc.	934,030	-

Impairment of goodwill during the period
	982,640	2,307,577

Balance as of December 31	$-	$-

14	F - 14

CTI DIVERSIFIED HOLDINGS, INC.
(Formerly Unique Bagel Co., Inc.)
(A Development Stage Enterprise)

Notes to the Consolidated Financial Statements
December 31, 2002 and 2001
(Expressed in U.S. Dollars)

5.

Goodwill and Intangible Assets (continued)

Intangible assets

In accordance with SFAS No. 121 and SFAS No. 144, the Company wrote off the acquired intangible assets of $472 and $217,951 (included in the loss on disposition of subsidiaries) in 2002 and 2001, respectively, as their net recoverable amount were nil.

6.	Fixed Assets

		2002			2001

			Accumulated	Net book
		Cost	depreciation	value	Net book value

	Furniture & equipment	$-	$-	$-	$25,572
	Computer equipment	16,720	9,527	7,193	10,186

		$16,720	$9,527	$7,193	$35,758

7.	Notes Payable

	The terms of the notes payable are as follows:

	2002	2001

Note payable - Unity Wireless Corporation ("Unity"). The note bears interest at 12% per annum and is secured by a general
security agreement covering the assets of Cobratech Industries	$-	$94,153
Inc.

Notes payable - The note bears interest at the Bank of Montreal prime rate plus 5% per annum, compounded monthly, and is
secured by certain assets of Sentry and by personal guarantees of
$100,000 by two shareholders. As of April 2003, the Company	330,541	-
is in default of the repayment agreement.

Notes payable – The notes bear interest at the Bank of Montreal	-	30,030
prime rate plus 5% per annum, compounded monthly.

Total notes payable	330,541	124,183

Less: current portion due within one year	330,541	94,153

Long term portion	$-	$30,030

As at December 31, 2002 the Bank of Montreal prime rate was 4.5%

15	F - 15

CTI DIVERSIFIED HOLDINGS, INC.
(Formerly Unique Bagel Co., Inc.)
(A Development Stage Enterprise)

Notes to the Consolidated Financial Statements
December 31, 2002 and 2001
(Expressed in U.S. Dollars)

8.	Due to Shareholders

The terms of the amounts due to shareholders are as follows:

	2002	2001

Notes payable - The notes payable are due to shareholders and
bear interest at rates ranging from 0% to prime plus 5%.	$204,347	$522,097
Notes payable - The notes are due to a shareholder and
director of CTI. The note bears interest at the Bank of		85,891
Montreal prime plus 5% per annum, compounded monthly.	-
Advances from shareholders, non-interest bearing with no set		79,479
terms of repayment.	-

	204,347	687,467
Less: current portion due within one year	204,347	79,479

	$-	$607,988

9.	Stockholders’ Equity (Deficiency)

	(a)	Common Stock During the fiscal year 2002, the Company issued the following common stocks:

(i)
The Company issued 500,000 shares of common stock in exchange for 7,160,000 common shares of Sentry. The shares have been valued at $110,000 ($0.22 per share) being the market price of the common stock at the date the share purchase agreement was signed.

(ii)
The Company issued 100,000 shares of common stock to two stockholders in exchange for financial consulting and corporate public relations services performed during the year. The shares have been valued at the market price of the common stock at the time of issue.

(iii)
The Company issued 181,397 shares of common stock to seed capital investors of Cobratech as a contingent consideration in connection with the purchase of Cobratech. The shares have been valued at $48,610, being the market price of the common stock at the time of issue.

(iv)
The Company converted certain amounts owing by Sentry to BritishColumbia Advances Systems Institute ("ASI") into shares of common stock of CTI. ASI advanced Sentry $172,206 (CDN$270,000) to assist in performing certain specified research and development work. In May, ASI converted the outstanding balance into 592,826 common shares of CTI. The shares issued on the conversion were valued at $0.29 per share, the average closing price for CTI shares for the 20 days prior to April 30, 2002.

(v)
The Company converted certain amounts owing to Unity Wireless Corporation ("Unity") into 428,053 shares of common stock of CTI. The shares issued on the conversion were valued at $0.20 per share, being the market price of the common stock at the time of issue.

16	F - 16

CTI DIVERSIFIED HOLDINGS, INC.
(Formerly Unique Bagel Co., Inc.)
(A Development Stage Enterprise)

Notes to the Consolidated Financial Statements
December 31, 2002 and 2001
(Expressed in U.S. Dollars)

9.	Stockholders’ Equity (Deficiency)

(vi)
The Company entered into various share for debt settlement agreements and allotted 2,033,493 shares of common stock of the Company for settlement of certain promissory notes payable and amounts due to shareholders totalling $1,016,872.

(b)	Warrants

In February 2002, the Company issued 300,000 share purchase warrants, with an exercise price of $0.25 per share and an expiry date of December 2006, to two directors of the Company. In lieu of exercising this warrant, the holder may elect to receive shares of common stock equal to the "value" of the warrant, calculated based on the fair market value of the shares in excess of the market price. The Company accounted for the issuance of 300,000 share purchase warrants in accordance with APB No. 25, “Accounting for Stock Issued to Employees”, and recorded $33,000 as a stock based compensation expense.

Pro forma information regarding net income (loss) per share is required by SFAS No. 123 “Accounting for Stock-based Compensation” and has been determined as if the Company had accounted for its share purchase warrants under the fair value method of SFAS No. 123. The weighted average fair value of share purchase warrants granted to the directors of the Company during the year was $0.31 based on the Black-Scholes model; assumption: risk-free interest rate of 5.5%, dividend yield 0%, volatility of 135% and expected lives of approximately 4 years. Had the share purchase warrants been accounted for in accordance with SFAS No. 123, the pro forma net loss will be increased to $1,764,126 and the basic and diluted net loss per share would be $0.09.

As of December 31, 2002, the Company has the following warrants outstanding:

Number of	Exercise	Expiry date
warrants	price

702,770	$2.20	June 2003
601,380	$1.50	June 2003
300,000	$0.25	December 2006

1,604,150

10.	Income Taxes

As at December 31, 2002, the Company has non-capital losses and undepreciated capital cost of approximately $3,440,000 and $109,000, respectively, which can be carried forward for tax purposes and used to reduce taxable income of future years. The non-capital losses expire commencing in 2006 and through 2009.

The tax effect of temporary differences that give rise to the Company’s deferred tax assets are as follows:

	2002	2001

Undepreciated capital cost of capital assets over their net book
value	$37,000	$26,000
Estimated tax loss carryforwards	1,204,000	1,091,000
Less: valuation allowance	(1,241,000)	(1,117,000)

	$-	$-

The valuation allowance reflects the fact that realization of the tax assets is uncertain

17	F - 17

CTI DIVERSIFIED HOLDINGS, INC.
(Formerly Unique Bagel Co., Inc.)
(A Development Stage Enterprise)

Notes to the Consolidated Financial Statements
December 31, 2002 and 2001
(Expressed in U.S. Dollars)

11.

Commitments

On October 31, 2002, the Board of Directors approved the issuance of 1,000,000 shares to each of the Company's two directors subject to their continued service as Directors until February 28, 2003. As of March 2003, the shares have not been issued.

12.

Subsequent Events

On January 15, 2003, a shareholder advanced the Company $5,000 in Canadian funds by way of a promissory note. The note bears interest at the rate of 12% per annum.

On January 15, 2003, two shareholders of the Company personally guaranteed the payment of $100,000 being a portion of a loan to Sentry originally advanced under a loan agreement dated July 3, 2001. The loan was from an unrelated party and is secured by certain property of Sentry. The Company is currently in default of the repayment agreement.

On January 27, 2003, the Company entered into an agreement with PGN Holdings Inc., under which PGN would lend CTI up to $250,000 US dollars. The loan has been structured as a borrowing facility, is unsecured and all advances bear interest at 8% per annum. PGN has the right to convert all or any portion of the principal sum and accrued and unpaid interest outstanding into fully paid and non-assessable common shares of CTI on the basis of one share for each US$0.50 of principal and interest outstanding. All advances, regardless of the date advanced, are due on January 1, 2004. As of the April 17, 2003, the Company has not borrowed any funds.

On January 28, 2003, the Company entered into an agreement with AHC Holdings Inc., under which AHC would lend CTI up to $2.0 million Canadian dollars or the approximate equivalent of $1,273,000 US dollars. AHC is a private company beneficially owned and controlled by a Director of the Company. The loan has been structured as a borrowing facility, is unsecured and all advances bear interest at the rate of 15% per annum. All advances, regardless of the date advanced, are due on December 31, 2005. As of April 9, 2003, the Company has borrowed CDN$1,435,161 (approximately $913,000 US dollars). Further, the Company granted AHC warrants to purchase 1,000,000 shares of common stock at a price of $0.15 per share in connection with the above stated loan. The warrants expire on March 6, 2006.

On January 28, 2003, the Company granted warrants to purchase 500,000 shares of common stock at a price of $0.15 per share, to a director of the Company as a finders fee. The warrants expire on March 6, 2006.

On February 6, 2003, the Company entered in to a letter of intent to purchase a 51% interest in Flowstar Technologies Inc. and Flowray Inc., two companies located in Alberta, Canada for consideration of 750,000 shares of the Company, a cash payment of CDN$3,250,000 (CDN$50,000 paid), and such number of additional common shares of the Company equal in value to CDN$500,000 calculated at the prior two months average market price after discount of 20%. Negotiations are ongoing with respect to the finalizing of a formal agreement.

On February 28, 2003, the Board of Directors approved the issuance of 80,000 shares to a past employee of the Company as a bonus.

On March 4, 2003, the Company issued 143,035 shares of common stock to a former employee of Sentry as a settlement of debt of $28,661 and 29,320 shares of common stock to a consultant in settlement of a debt of $5,864.

On March 27, 2003 and March 28, 2003, the Company loaned $150,000 and $1,090,000 in Canadian Funds respectively by way of promissory notes to Flowstar Technologies Inc. and Flowray Inc. The notes are secured by a general security agreement, bears an interest rate of 5% per annum and are due on September 2005.

18	F - 18

CTI DIVERSIFIED HOLDINGS, INC.
(Formerly Unique Bagel Co., Inc.)
(A Development Stage Enterprise)

Notes to the Consolidated Financial Statements
December 31, 2002 and 2001
(Expressed in U.S. Dollars)

12.

Subsequent Events (continued)

On March 28, 2003, the Company entered into an agreement with the Howard Group under which the Howard Group would provide an investor and financial relations program. In consideration for these services, the Company has agreed to pay the Howard Group $5,000 in Canadian Funds per month to February 2004, and grant an option to acquire 200,000 shares of the Company at an exercise price of $0. 20 US dollars per share expiring three years from the date of issue.

13.	Related Party Transactions

	(a)	The aggregate amount of expenditures made to parties not at arm's length to the Company consist of the following:

	2002	2001

Consulting fees paid or accrued to a director of the Company	$39,912	$47,000
Interest paid to shareholders	55,899	97,842
Investor relations fees paid to shareholders of the Company (see
note 9(a)(ii))	23,000	-
Forgiveness of debt by a corporation owned by a director and
stockholder of the Company	(212,054)	-

(b)
During the year, the Company entered into various debt settlement agreements with shareholders and directors of the Company and allotted 1,340,589 shares of common stock of the Company for settlement of certain promissory notes payable and amounts due to stockholders or directors of the Company totalling $670,419.

(c) See notes 4(b) and 9(b).

Management is of the opinion that the terms and conditions of the above noted related party transactions are consistent with standard business practice.

14.	Comparative Figures

Certain of the comparative figures have been reclassified to conform to the current year’s presentation.

19	F - 19