Form 10QSB
period 2003-03-31
CTI DIVERSIFIED HOLDINGS INC
filed 2003-05-16
CIK 1069489

As filed with the Securities and Exchange Commission on May 16, 2003

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2003

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________to ______________

Commission File Number 000-30095

CTI DIVERSIFIED HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

Delaware	33-0921967

State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)

8709 – 50 Avenue, Edmonton AB., Canada T6E 5H4
(Address of principal executive offices) (Zip Code)

(877) 644-6638
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
None	None

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, par value $.0001 per share

(Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_    No ___

Number of shares outstanding of the registrant’s class of common stock as of May 9, 2003: 19,783,375 plus 2033,493 shares approved for issuance but not yet issued.

Authorized share capital of the registrant: 50,000,000 common shares , par value of $0.0001

The Company recorded $nil revenue for the quarter ended March 31, 2003.

FORWARD-LOOKING STATEMENTS

THIS QUARTERLY REPORT ON FORM 10-QSB CONTAINS PREDICTIONS, PROJECTIONS AND OTHER STATEMENTS ABOUT THE FUTURE THAT ARE INTENDED TO BE “FORWARD-LOOKING STATEMENTS” WITHIN THE MEANING OF SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED (COLLECTIVELY, “FORWARD-LOOKING STATEMENTS”). FORWARD-LOOKING STATEMENTS INVOLVE RISKS AND UNCERTAINTIES. A NUMBER OF IMPORTANT FACTORS COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE IN THE FORWARD-LOOKING STATEMENTS. IN ASSESSING FORWARD-LOOKING STATEMENTS CONTAINED IN THIS QUARTERLY REPORT ON FORM 10-QSB, READERS ARE URGED TO READ CAREFULLY ALL CAUTIONARY STATEMENTS – INCLUDING THOSE CONTAINED IN OTHER SECTIONS OF THIS QUARTERLY REPORT ON FORM 10-QSB. AMONG SAID RISKS AND UNCERTAINTIES IS THE RISK THAT THE COMPANY WILL NOT COMPLETE ITS PROPOSED ACQUISITIONS OR ANY OTHER SUITABLE ACQUISITIONS, THAT ITS MANAGEMENT IS ADEQUATE TO CARRY OUT ITS BUSINESS PLAN AND THAT THERE WILL BE ADEQUATE CAPITAL; IN ADDITION, IF SAID ACQUISITIONS ARE COMPLETED THEY MAY BE UNSUCCESSFUL FOR TECHNICAL, ECONOMIC OR OTHER REASONS.

CURRENCIES

All amounts expressed herein are in US dollars unless otherwise indicated.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Index

Consolidated Statements of Operations and Deficit for the three months ended March 31, 2003 and 2002

Consolidated Balance Sheet at March 31, 2003 and December 31, 2002

Consolidated Statement of Stockholders' Deficiency

Consolidated Statement of Cash Flows for the three months ended March 31, 2003 and 2002

Notes to Consolidated Financial Statements

CTI DIVERSIFIED HOLDINGS, INC.
(Formerly Unique Bagel Co., Inc.)
(A Development Stage Enterprise)
(Unaudited)
Consolidated Statements of Operations and Deficit
(Expressed in U.S. Dollars)

	August 31, 1998	Three months	Three months
	(inception) to	ended	ended
	March 31, 2003
	(cumulative)	March 31, 2003	March 31, 2002

Expenses
Advertising and promotion	4,122	-	2,190
Automotive	2,391	-	-
Consulting	312,785	5,388	34,044
Depreciation	23,522	539	2,188
Insurance	706	-	-
Amortization of deferred charges	2,601	2,601	-
Interest and bank charges	80,453	13,374	4,898
Interest paid to shareholders and related parties	196,817	38,808	13,276
Investor relations and reporting costs	197,135	34,037	1,921
Legal and accounting	155,740	7,228	31,051
Licences, dues and subscriptions	2,829	-	-
Office	73,348	3,134	8,772
Rent	39,894	-	-
Telephone	14,518	-	825
Travel	144,141	-	38,368
Utilities	1,975	-	-
Stock based compensation	58,000	25,000	-
Wages and benefits	177,580	-	-

Loss from operations	(1,488,557)	(130,109)	(137,533)
Other items
Impairment of goodwill	(3,290,217)	-	-
Impairment of intangible assets	(472)	-	-
Impairment of investments	(560,850)	-	(27,420)
Loss on disposition of assets	(40,283)	-	-
Interest and other items	19,915	1,173	6,696
Forgiveness of debt	15,617	-	-
Loss on disposition of foreign subsidiaries	(1,323,180)	-	-

	(5,179,470)	1,173	(20,724)

Net loss for the period	(6,668,027)	(128,936)	(158,257)
Deficit, beginning of period		(6,539,091)	(4,836,132)

Deficit, end of period		$(6,668,027)	$(4,994,389)

Loss per share (Basic and diluted)		$(0.01)	$(0.01)
Weighted average number of common shares outstanding		19,668,472	17,808,744

CTI DIVERSIFIED HOLDINGS, INC.
(Formerly Unique Bagel Co., Inc.)
(A Development Stage Enterprise)
(Unaudited)
Consolidated Balance Sheets
(Expressed in U.S. Dollars)

	March 31, 2003	December 31, 2002

ASSETS
Current
Cash and cash equivalents	$13,998	$1,422

Total current assets	13,998	1,422
Notes receivable	888,506	-
Discount on long term debt, net of accumulated amortization	67,935	-
Deferred charges	28,617	-
Fixed assets	6,654	7,193

Total assets	$1,005,710	$8,615

LIABILITIES
Current
Accounts payable and accrued liabilities	$538,441	$574,194
Notes payable	362,741	330,541
Due to shareholders	215,342	204,347

Total current liabilities	1,116,524	1,109,082
Long term debt	988,049	-

Total liabilities	2,104,573	1,109,082

STOCKHOLDER'S EQUITY (DEFICIENCY)
Capital stock	1,979	1,962
Additional paid-in capital	5,578,047	5,414,303
Accumulated other comprehensive income (loss)	(10,862)	22,359
Deficit accumulated during development stage	(6,668,027)	(6,539,091)

Total shareholders' deficiency	(1,098,863)	(1,100,467)

Total liabilities and shareholders' deficiency	$1,005,710	$8,615

Commitments

APPROVED ON BEHALF OF THE BOARD: ______________, Director  ______________, Director

CTI DIVERSIFIED HOLDINGS, INC.
(Formerly Unique Bagel Co., Inc.)
(A Development Stage Enterprise)
(Unaudited)
Statement of Stockholders' Deficiency
From August 11, 1998 (Date of Inception) to March 31, 2003

Common Shares	Stock Amount	Additional paid-in capital	Comprehensive income (loss)	Accumulated earnings (deficit)	Accumulated other comprehensive income (loss)	Total stockholders' equity (deficiency)
Shares issued to acquire 19% of New York Bagel Co., Inc. and to pay organization cost of $125 on August 11, 1998 valued at par value of $0.0001 per share	5,000,000	$ 500	$ 5,591	$ -	$ -	$ -	6,091
Issuance of 500,000 common shares in August 1998 at $0.01 per share	500,000	50	4,950	-	-	-	5,000
Balance, December 31, 1998	5,500,000	550	10,541	-	-	-	11,091
Two for one stock split on March 31, 1999	5,500,000	550	(550)	-	-	-	-
Components of comprehensive income							
- Net loss for the period	-	-	-	(2,994)	(2,994)	-	(2,994)
Total comprehensive income (loss)				(2,994)			
Balance, December 31, 1999	11,000,000	1,100	9,991		(2,994)	-	8,097
Two for one stock split on March 17, 2000	11,000,000	1,100	(1,100)	-	-	-	-
Cancellation of shares March 2000	(15,000,000)	(1,500)	1,500	-	-	-	-
Issuance of 20,000 common shares on August 11, 2000 in consideration of directors	20,000	2	-	-	-	-	2
Stock dividend on December 12, 2000: 5.25 for one	29,835,000	2,983	(2,983)	-	-	-	-
Components of comprehensive income (loss)							
- Net loss for the period	-	-	-	(9,474)	(9,474)	-	(9,474)
Total comprehensive income (loss)				(9,474)			
Balance, December 31, 2000	36,855,000	3,685	7,408		(12,468)	-	(1,375)
Issuance of shares in consideration of legal services performed	5,000	1	9,999	-	-	-	10,000
Cancellation of shares	(26,355,000)	(2,635)	2,635	-	-	-	-
Issuance of shares in exchange for 11,413,700 shares of common stock of Cobratech Industries Inc.	5,999,591	600	1,686,297	-	-	-	1,686,897
Conversion of promissory notes into common

CTI DIVERSIFIED HOLDINGS, INC.
(Formerly Unique Bagel Co., Inc.)
(A Development Stage Enterprise)
(Unaudited)
Statement of Stockholders' Deficiency
From August 11, 1998 (Date of Inception) to March 31, 2003

Common Shares	Stock Amount	Additional paid-in capital	Compre-hensive income (loss)	Accumulated earnings (deficit)	Accumulated other compre-hensive income (loss)	Total stockholders' equity (deficiency)
Balance, December 31, 2001	17,808,744	1,781	3,713,131		(4,836,052)	-	(1,121,140)
Stock based compensation	-	-	33,000	-	-	-	33,000
Shares issued on conversion of debt	1,020,879	102	257,715	-	-	-	257,817
Shares allotted pursuant to the debt settlement agreement in December	-	-	1,016,872	-	-	-	1,016,872
Shares issued in exchange for shares of Sentry	500,000	50	109,950	-	-	-	110,000
Shares issued in exchange for consulting services	100,000	10	22,990	-	-	-	23,000
Shares issued as the contingent consideration in connection with Cobratech	181,397	19	48,591	-	-	-	48,610
Forgiveness of debt	-	-	212,054	-	-	-	212,054
Components of comprehensive income (loss)							
- Net Loss for the period	-	-	-	(1,703,039)	(1,703,039)	-	(1,703,039)
- Foreign currency adjustment	-	-	-	22,359	-	22,359	22,359
Total comprehensive income (loss)				(1,680,680)			
Balance, December 31, 2002	19,611,020	1,962	5,414,303		(6,539,091)	22,359	(1,100,467)
Shares issued pursuant to debt settlement agreement	172,355	17	34,508		-	-	34,525
Stock based compensation	-	-	25,000		-	-	25,000
Warrants issued in conjunction with promissory notes	-	-	104,236	-	-	-	104,236
Components of comprehensive income (loss)							
-Net Loss for the period	-	-	-	(128,936)	(128,936)	-	(128,936)
-Foreign currency adjustment	-	-	-	(33,221)	-	(33,221)	(33,221)
Total comprehensive income (loss)				(162,157)			
Balance March 31, 2003	19,783,375	1,979	5,578,047		(6,668,027)	(10,862)	(1,098,863)

CTI DIVERSIFIED HOLDINGS, INC.
(Formerly Unique Bagel Co., Inc.)
(A Development Stage Enterprise)
(Unaudited)
Consolidated statement of cash flows
(Expressed in U.S. Dollars)

	August 31, 1998
	(inception) to	Three Months	Three Months
	March 31, 2003	March 31,	March 31,
	(cumulative)	2003	2002

Cash flows from operating activities
Net loss	$(6,668,027)	$(128,936)	$(158,257)
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation	23,522	539	2,188
Stock-based compensation	58,000	25,000	-
Impairment of goodwill	3,290,217	-	-
Amortization of deferred charges and discount on promissory
notes	8,157	7,685	-
Impairment of investments	560,850	-	27,420
Loss on disposition of assets	40,183	-	-
Loss on disposition of subsidiaries	1,323,180	-	-
Forgiveness of debt	(15,617)	-	-
Shares issued for service	33,000	-	-

	(1,346,535)	(95,712)	(128,649)
Change in assets and liabilities:
Decrease (increase) in prepaid expenses	-	-	(2,031)
Increase (decrease) in accounts payable and accrued
liabilities	573,019	(1,229)	46,895
Net liabilities acquired on acquisition of subsidiary	(779,625)	-	-

	(1,553,141)	(96,941)	(83,785)

Cash flows from (used in) financing activities
Issuance of promissory notes	3,201,329	988,049	-
Increase in notes payable	450,541	32,200	211,592
Increase in due to shareholders	754,351	10,995	3,293

	4,406,221	1,031,244	214,885

Cash flows (used in) investing activities
Capital expenditures	(74,161)	-	-
Proceeds on sale of New York Bagel Inc.	6,066	-	-
Investment in or advances to foreign subsidiaries	(1,329,057)	-	-
Investment in or advances to Sentry Telecom Systems Inc.	(567,449)	-	(24,800)
Investment in notes receivable	(888,506)	(888,506)	-
Proceeds on sales of assets	24,886	-	-

	(2,828,221)	(888,506)	(24,800)

Effect of exchange rate changes	(10,861)	(33,221)	-
Increase in cash and cash equivalents	13,998	12,576	106,303
Cash and cash equivalents, beginning of period	-	1,422	949

Cash and cash equivalents, end of period	13,998	$13,998	$107,252

Supplementary disclosure - non-cash transactions
Cash flows from (used in) financing activities
Forgiveness of debt - related party	$(212,054)	$-	$-
Conversion of notes payable, amounts due to shareholders and
account payable to common stock	3,316,136	34,525	-
Shares allotted for debt settlement	1,016,872	-	-
Issuance of shares on acquisition of Subsidiary	1,851,598	-	-

	5,972,552	34,525	-

Cash flows (used in) investing activities
Investment in subsidiary	(1,851,598)	-	-

CTI DIVERSIFIED HOLDINGS, INC.
(Formerly Unique Bagel Co., Inc.)
(A Development Stage Enterprise)
(Unaudited)
Notes to the Consolidated Financial Statements
March 31, 2003
(Expressed in U.S. Dollars)

1.

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires the Company's management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported amounts of revenues and expenses during the reporting period. In the opinion of management, the accompanying financial statements include all adjustments which are normal, recurring and necessary in order to make the interim financial statements not misleading. Operating results for interim periods are not necessarily indicative of the results that may be expected for the year.

For further information, refer to the audited financial statements and notes thereto included in the CTI annual report on Form 10-KSB for the fiscal year ended December 31, 2002.

The accompanying unaudited consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future. The Company has no current source of revenue. The future of the Company as a "going concern" is highly dependent upon the Company's ability to attract new equity or debt financing. The Company currently has no revenue from operations, is in a start-up phase with it's existing assets and has no significant assets, tangible or intangible. There can be no assurance that the Company will generate revenues in the future, or that we will be able to operate profitably in the future, if at all. The Company has incurred significant net losses in each fiscal year since inception of operations. In order to continue with it's revised business plan, the Company will require additional equity or debt financing to fund its continued operations. There can be no assurance the Company will be successful in obtaining additional financing on favorable terms, it at all.

2.	Summary of significant accounting policies

(a)

Principles of Consolidation

The consolidated financial statements include the accounts of CTI Diversified Holdings, Inc. and its wholly-owned subsidiaries (collectively the "Company"), Cobratech Industries Inc. ("Cobratech") and Sentry Telecom Systems Inc. ("Sentry"). All significant intercompany accounts and transactions have been eliminated.

	(b)	Principles of Accounting These financial statements are stated in US dollars and have been prepared in accordance with accounting principles generally accepted in the United States of America.

CTI DIVERSIFIED HOLDINGS, INC.
(Formerly Unique Bagel Co., Inc.)
(A Development Stage Enterprise)
(Unaudited)
Notes to the Consolidated Financial Statements
March 31, 2003
(Expressed in U.S. Dollars)

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

(d)

Foreign Currency Translation

The assets and liabilities of the Company's foreign operations are translated into US dollars at current exchange rates. Revenue and expense accounts of these operations are translated at average exchange rates prevailing during the period. Translation gains and losses are reported in other comprehensive income in stockholders' equity.

(e)

Fixed Assets

Fixed assets are recorded at historical cost. Depreciation of capital assets is calculated using the following methods and rates:

Computer equipment                    - 30% declining balance basis

Fixed assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset (asset group) may not be recoverable. An impairment loss would be recognized when the carrying amount of an asset exceeds the estimated undiscounted future cash flow expected to result from the use of the asset and its eventual disposition. The amount of the impairment loss to be recorded is calculated by the excess of the assets' carrying value over its fair value. Fair value is generally determined using a discounted cash flow analysis.

(f)

Stock-based Compensation

The Company adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123 (SFAS No. 123), "Accounting for Stock-based Compensation". SFAS No. 123 encourages, but does not require, companies to adopt a fair value based method for determining expense related to stock-based compensation. The Company accounts for stock-based compensation issued to employees and directors using the intrinsic value method as prescribed under Accounting Principles Board Opinion (APB) No. 25, "Accounting for Stock Issued to Employees" and related interpretations. The Company has no stock options granted, issued and outstanding as at March 31, 2003.

(g)

Loss per share

Loss per share is computed using the weighted average number of common shares outstanding during the period. Diluted loss per share is equal to the basic loss per share as the warrants to acquire 3,104,150 common shares that are outstanding at March 31, 2003 are anti-dilutive.

CTI DIVERSIFIED HOLDINGS, INC.
(Formerly Unique Bagel Co., Inc.)
(A Development Stage Enterprise)
(Unaudited)
Notes to the Consolidated Financial Statements
March 31, 2003
(Expressed in U.S. Dollars)

2.	Summary of significant accounting policies, continued

	(h)	Cash equivalents The Company considers all highly liquid investments with maturities of three months or less when purchased, to be cash equivalents. There were no cash equivalents at March 31, 2003

	(i)	Advertising and promotion The Company expenses advertising and promotion costs as incurred.

	(j)	Discount on promissory notes The discount on promissory notes is being amortized using the interest method. (See notes 7 and 8(b))

(k)

Comprehensive Income

The Company has adopted SFAS No. 130, "Reporting Comprehensive Income", which establishes standards for reporting and display of comprehensive income, its components and accumulated balances. The Company is disclosing this information on its Statement of Stockholders' Deficiency. Comprehensive income comprises equity except those resulting from investments by owners and distributions to owners. SFAS No. 130 did not change the current accounting treatments for components of comprehensive income.

(l)

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

(m)

New Accounting Pronouncements

In January 2003, the Financial Accounting Standard Board issued FASB Interpretation No. 46 (FIN 46), Consolidation of Variable Interest Entities - An Interpretation of Accounting Research Bulletin (ARB) No. 51. This interpretation addressed the requirements for business enterprises to consolidate related entities in which they are determined to be the primary economic beneficiary as a result of their variable economic interest. The interpretation is intended to provide guidance in judging multiple economic interests in an entity and in determining the primary beneficiary. The interpretation outlines disclosure requirements for VIEs in existence prior to January 31, 2003, outlines consolidation requirements for VIEs created after January 31, 2003. The company has reviewed its major commercial relationship and its overall economic interests with other companies consisting of related parties, manufacture vendors, loan creditors and other suppliers to determine the extent of its variable economic interest in these parties. The review has not resulted in a determination that the Company would be judged to be the primary economic beneficiary in any material relationships, or that any material entities would be judged to be Variable Interest Entities of the Company.

CTI DIVERSIFIED HOLDINGS, INC.
(Formerly Unique Bagel Co., Inc.)
(A Development Stage Enterprise)
(Unaudited)
Notes to the Consolidated Financial Statements
March 31, 2003
(Expressed in U.S. Dollars)

3.

Notes receivable

On February 6, 2003, the Company entered into a letter of intent to purchase a 51% interest in Flowstar Technologies Inc.("Flowstar") and Flowray Inc. ("Flowray"), two companies located in Alberta, Canada in exchange for 750,000 shares of common stock of the Company, a cash payment of CDN$1,750,000, advances by way of promissory notes bearing interest at 5% per annum and secured by a general security agreement totaling $1,500,000 CDN, and such number of additional common shares of the Company equal in value to CDN$500,000 calculated at the prior two months average market price after discount of 20%. The acquisition may complete in stages, with each stage being subject to fulfillment of certain closing conditions. The first closing of the transactions contemplated by the letter of intent will not occur until the parties have signed a formal share purchase and subscription agreement and all closing conditions have been fulfilled or waived by the parties. As of May 8, 2003, negotiations are ongoing with respect to the finalizing of a formal agreement.

The notes receivable consist of advances and accrued interest made to Flowray and Flowstar of $878,017 and acquisition related expenses of $10,489. The advances bear interest at 5% per annum, and are secured by a general security agreement covering the assets of Flowstar and Flowray. 25% of the advances are due on each of March 30, 2004, September 30, 2004, and March 30, 2005, with the balance plus accrued interest due on September 30, 2005.

4.	Fixed assets

		March 31, 2003		December 31, 2002

		Accumulated	Net book
	Cost	depreciation	value	Net book value

Computer equipment	$16,720	$10,066	$6,654	$7,193

	$16,720	$10,066	$6,654	7,193

5.

Notes payable

The notes payable bears interest at the Bank of Montreal prime rate plus 5% per annum, compounded monthly. The note is secured by certain assets of Sentry. On January 15, 2003, two shareholders of the Company personally guaranteed payment of $100,000 of the note. As of May 2003, the Company is in default of the repayment agreement. As at March 31, 2003, the Bank of Montreal prime rate was 4.75%.

6.	Due to shareholders The amounts due to shareholders consist of notes payable, which bear interest at rates ranging from 7% to prime plus 5% and expenses paid by shareholders on behalf of the Company.

CTI DIVERSIFIED HOLDINGS, INC.
(Formerly Unique Bagel Co., Inc.)
(A Development Stage Enterprise)
(Unaudited)
Notes to the Consolidated Financial Statements
March 31, 2003
(Expressed in U.S. Dollars)

7.

Long term debt

The notes payable are due to AHC Holdings Inc., ("AHC") a private company beneficially owned and controlled by a Director of the Company. The loan has been structured as a borrowing facility, is unsecured and bears interest at 15% per annum. All advances are due on December 31, 2005. The Company granted AHC warrants to purchase 1,000,000 shares of common stock at a price of $0.15 per share in connection with the loan (see note 8(b)).

8.	Stockholders' Equity (Deficiency)

	(a)	Common Stock During the three month period ended March 31, 2003, the Company issued the following common stocks:

(i)
In March 2003, the Company issued 143,035 shares of common stock to a former employee of Sentry as a settlement of debt of $28,661 and 29,320 shares of common stock to a consultant in settlement of a debt of $5,864. The shares issued on the settlement were valued at $0.20 per share, being the market price of the common stock at the time of issue.

CTI DIVERSIFIED HOLDINGS, INC.
(Formerly Unique Bagel Co., Inc.)
(A Development Stage Enterprise)
(Unaudited)
Notes to the Consolidated Financial Statements
March 31, 2003
(Expressed in U.S. Dollars)

8.	Stockholders' Equity (Deficiency) continued

(b)

Warrants

In March 2003, the Company issued 1,500,000 share purchase warrants with an exercise price of $0.15 per share and an expiry date of March 2006.

500,000 of the warrants were issued to a Director of the Company. The warrants have been accounted for in accordance with APB. No. 25 "Accounting for Stock Issued to Employees". The intrinsic value of the warrants amounted to $25,000 and has been recorded as a stock based compensation expense.

1,000,000 of the warrants were issued to AHC in conjunction with the granting of a credit facility (see Note 7).

Pro forma information regarding net income (loss) per share is required by SFAS No. 123 'Accounting for Stock-based Compensation" and has been determined as if the Company had accounted for its share purchase warrants under the fair value method of SFAS No. 123. The weighted average fair value of share purchase warrants granted during the period was $0.19 based on the Black-Scholes model; assumption: risk-free interest rate of 5.5%, dividend yield 0%, volatility of 135% and expected lives of approximately 4 years. Had the share purchase warrants been accounted for in accordance with SFAS No.123, the pro forma net loss will be increased to $197,309 and the basic and diluted net loss per share would be $0.01.

As of March 31, 2003, the Company has issued the following warrants:

Number of warrants	Exercise price	Expiry date

702,770	$2.20	June 2003
601,380	$1.50	June 2003
1,500,000	$0.15	March 2006
300,000	$0.25	December 2006

3,104,150

9.

Commitments

On January 27, 2003, the Company entered into an agreement with PGN Holdings Inc., under which PGN would lend CTI up to $250,000 US dollars. The loan has been structured as a borrowing facility, is unsecured and all advances bear interest at 8% per annum. PGN has the right to convert all or any portion of the principal sum and accrued and unpaid interest outstanding into fully paid and non-assessable common shares of CTI on the basis of one share for each US $0.50 of principal and interest outstanding. All advances, regardless of the date advanced, are due on January 1, 2004. As of May 9, 2003, the Company has not borrowed any funds under this facility.

On March 28, 2003, the Company entered into an agreement with the Howard Group under which the Howard Group would provide an investor and financial relations program. In consideration for these services, the Company has agreed to pay the Howard Group $5,000 in Canadian Funds per month to February 2004, and has agreed to grant an option to acquire 200,000 shares of the Company at an exercise price of $0. 20 US dollars per share expiring three years from the date of issue. As of March 31, 2003 this option has not been granted.

CTI DIVERSIFIED HOLDINGS, INC.
(Formerly Unique Bagel Co., Inc.)
(A Development Stage Enterprise)
(Unaudited)
Notes to the Consolidated Financial Statements
March 31, 2003
(Expressed in U.S. Dollars)

10.

Subsequent Events

In April 2003 and on May 7, 2003, AHC advanced the Company $67,725 CDN and $136,261 CDN respectively, by way of promissory note under the borrowing facility described in Note 7.

On May 7, 2003, the Company loaned $100,000 CDN to Flowray by way of a promissory note. The note is secured by a general security agreement and bears interest at a rate of 5% per annum.

11.	Related Party Transactions

	(a)	The aggregate amount of expenditures made to parties not at arm's length to the Company consist of the following:

	Three month	Three month
	period ended	period ended,
	March 31, 2003	March 31, 2002

Consulting fees paid or accrued to a director of the Company	-	6,000
Interest paid to shareholders and related parties	38,808	13,276

(b)	See notes 7 and 8(b).

Management is of the opinion that the terms and conditions of the above noted related party transactions are consistent with standard business practice.

ITEM 2. MANAGEMENT’S PLAN OF OPERATIONS

CTI Diversified Holdings, Inc. (formerly Unique Bagel Co., Inc.) was incorporated under the laws of the state of Delaware on August 11, 1998. On January 10, 2001 we changed our name to CTI Diversified Holdings, Inc. (referred to herein as “we”, “CTI”, “the Company” or “our Company”).

Subsequent to ceasing our primary operations in the third quarter of 2002, which we conducted through our 90% controlled subsidiary Sentry Telecom Systems Inc., we undertook a process of analyzing our future strategic direction and business plan for our Company. It became apparent that capital markets were no longer receptive to emerging high technology, telecommunications companies such as Sentry, and we began to revise our business plan to better position our company to take advantage of positive trends in the oil and gas industry.

Prior to the end of January 2003, we were successful in converting approximately $1,309,000 of our outstanding debt to equity, secured new financing of approximately $1,400,000 through an unsecured loan (See Part II Item II), and adopted a new business plan. Our new mandate is to realize enhanced capital appreciation for our stockholders, by providing our expertise to emerging companies offering timely product solutions and/or strategic investment opportunities in the petroleum production and service industries.

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

In order to continue with our revised business plan, we will require additional equity or debt funding within approximately 6 months if we do not complete any acquisitions, and we may require funding sooner if we identify and complete an acquisition or investment. There can be no assurance we will be successful in obtaining additional financing on favorable terms, if at all. We have limited funds to maintain our own ongoing expenses, and we currently have significant current liabilities that will need to be paid in the ordinary course of business. Without an infusion of new capital, the Company will not be able to maintain current operations beyond these periods.

We are also continuing to experience negative cash flows from operations. We will likely be required to place additional securities in new financings to make up for such negative cash flow. Such transactions may have a negative or depressing effect on the trading prices for our publicly-traded common stock.

Rapid growth often places considerable operational, managerial and financial strain on a company. To ensure the success of our new business plan, we must proactively adhere to the following:

1.	Improve, upgrade and expand our business infrastructure

2.	Hire, train and retain key management for our company and ensure any target company does the same

3.	Advance the commercialization development programs for target companies so they become cash flow positive as soon as is practically possible

4.	Maintain adequate financial resources

Our Company's future opportunities for success greatly depends on the continued employment of and performance by senior management, including the successful hiring of a permanent Chief Executive Officer experienced in the oil and gas industry, and any applicable key personnel employed by potential target companies. We would be materially adversely affected if one or more of the senior management team do not continue to perform in their present positions, if we are unable to hire an experienced President and CEO, or if we or potential targets are unable to hire and train a sufficient number of qualified management, professional, technical and regulatory personnel.

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

Proposed Acquisition

For purposes of this foregoing discussion regarding a proposed acquisition, we are assuming a currency conversion rate of 1 Canadian Dollar being equivalent to 0.71 US Dollar. This is the approximate exchange rate as of the date of this report.

On March 27, 2003 we announced our intention to proceed with our first acquisition. We entered into a Memorandum of Agreement dated March 27, 2003 with Flowray Inc. ("Flowray") and Flowstar Technologies Inc. ("Flowstar") under which we have advanced $1,290,000 Canadian dollars or approximately $915,000 by way of a loan to Flowray and Flowstar for operating purposes. Flowray and Flowstar, as borrowers, have provided our Company with a promissory note for each advance. The borrowers have agreed to pay us interest on the promissory notes at the rate of 5% per annum, calculated monthly on the last day of each month, not in advance, from the date of each promissory note on the outstanding balance. The promissory notes are due as follows: 25% of the outstanding balance of the promissory notes on March 30, 2004, a further 25% on September 30, 2004, a further 25% on March 30, 2005, and the balance together with all accrued interest on September 30, 2005.

As security for the repayment of the promissory notes, Flowray and Flowstar have granted us a security interest in all of their present and after-acquired personal property. The President, director and a shareholder of each of Flowray and Flowstar, has agreed to postpone his rights as holder of security interests and security agreements on the personal property of the borrowers to all rights and security interests of the Company. Notwithstanding the postponement, he is entitled to repayment of shareholders loans up to $65,032.70 Canadian dollars (approximately $46,000) advanced previously to the borrowers, and reimbursement from the borrowers of expenses incurred in the ordinary course of business.

If we close this intended acquisition, $540,000 of the existing $915,000 loan to Flowray and Flowstar will remain as a loan. The balance of the loan, or $375,000, will be applied to the purchase price for the acquisition of Flowray shares. In addition to the loan of $540,000, we have agreed to increase the loan by an additional $525,000, for a total loan of $1,065,000 or $1,500,000 Canadian dollars. The loan will be secured by the general security agreement already signed by the borrowers and will bear interest at 5% per annum. The loan may be repaid depending upon the cash flow of Flowray and Flowstar and at the discretion of the boards of directors of the borrowers.

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

The companies are currently in the process of field-testing the product. 25 DCR-900 units have recently been installed in customer applications for testing in western Canada. 12 additional installations are planned in the United States by June 30, 2003. There have been no commercial sales of the product as of the date hereof. The companies anticipate that they will be in a position to generate commercial sales in the next several months.

Flowstar has secured the right to manufacture, market and distribute the products that have been developed by Flowray, in exchange for a 10% royalty on sales. Flowstar also represents and distributes independent third party products, and is positioning itself to be a leading supplier of flow measurement equipment to the petroleum industry.

Flowray and Flowstar currently have no significant tangible assets. The intellectual property assets of Flowray include a US provisional patent application filed on or about March 3, 2003 for the technology used in the DCR-900 system. Flowray also has an exclusive worldwide marketing agreement with an unrelated party for a gas turbine under a private label arrangement with Flowstar. Flowray also holds the intellectual property for liquid based totalizers, burner igniters, and windows based gas flow calculation software, all of which Flowstar markets. Flowstar also markets a line of liquid turbines for which there is no intellectual property. The patents expired long ago.

Flowray has given Cal-Scan Services Ltd. ("Cal-Scan"), a private Canadian company, a right of first refusal to engineer, supply or manufacture the DCR-900 product according to Flowray's specifications. One of the shareholders of Flowray and Flowstar is also a principal of Cal-Scan. Cal-Scan is also the owner of a trade secret, which is incorporated in the design of Flowray's DCR-900 system. For each DCR-900 unit purchased from Cal-Scan, Flowray has agreed to pay Cal-Scan a $200 Canadian dollar (approximately $140) fee for use of the trade secret. Details of Cal-Scan's trade secret will be provided to a mutually agreeable trust agent, to be held in escrow and not disclosed to Flowray, except if any of the following events occur:

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

Details of intended acquisition of up to 51% of Flowray and Flowstar.

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

2.	the payment of an aggregate of $750,000 Canadian dollars or approximately $532,000, to Flowray in consideration of the issuance of treasury shares to the Company;

3.	the payment of an aggregate of $1,000,000 Canadian dollars or approximately $710,000 to the shareholders of Flowray in consideration of the transfer of certain of their shares of Flowray; and

4.

the issuance to the shareholders of Flowray and Flowstar of such number of additional shares of common stock of the Company equal in value to $500,000 Canadian dollars or $355,000, calculated at the average market price for two months prior to the date of issuance and discounted by 20%.

Two shareholders each hold 50% of the current issued share capital of Flowray and Flowstar. The acquisition of 51% of Flowray and Flowstar may complete in stages. The first closing of the transactions contemplated by the letter of intent will not occur we have signed a formal share purchase and subscription agreement and all closing conditions have been fulfilled or waived by the parties. We may make the cash payments in instalments required to be paid on or before certain deadlines over the period ending January 15, 2004. Should we proceed, we will issue the first allotment of 750,000 shares on the first closing date. The second allotment of shares worth $355,000 is due on or before January 15, 2004. See “Liquidity and Capital Resources” in this Section for our planned payments for this acquisition.

We have agreed that all of our common stock to be issued to the shareholders of Flowray and Flowstar are to be registered or qualified for sale under applicable securities laws within 120 days of the date of issuance.

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

Plan of Operation Overview

The following discussion of the plan of operation, financial condition, results of operations, cash flows and changes in financial position of our Company should be read in conjunction with our most recent financial statements and notes appearing elsewhere in this Form 10-QSB; and our 10-KSB filed on April 30, 2003.

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

Our plan over the next several weeks is to complete the Flowstar and Flowray acquisition on terms described previously. If we do complete, our company will require additional cash of $1,960,000 Canadian Dollars, or approximately $1,391,000 to fully complete the transaction. Cash payments are scheduled as follows:

$355,000 by June 1, 2003
$426,000 by July 1, 2003
$433,000 by August 1, 2003
$177,000 by January 1, 2004
$1,391,000

Additionally, we are currently experiencing a working capital deficiency of approximately $1,100,000. Our current cash on hand is $13,998 and we have approximately $348,000 remaining credit under the loan from AHC (See Part II, Item 2”). Our shortfall prior to operating requirements is therefore $2,129,000 should we draw the balance of the AHC loan, and should we complete the acquisition. We also anticipate that we will require $30,000 monthly for corporate costs or $360,000 annually, for all of which we will need to raise additional funding.

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

Results from Operations – 2003 Compared to 2002

We incurred a net loss for the first quarter ended March 31, 2003 of $128,936 compared to a net loss of $158,257 for the comparable period. This loss includes general and administrative costs totaling $130,109 compared to $137,533 for the first quarter ended March 31, 2002. In March 2003, the Company approved the issuance of 1,000,000 share purchase warrants to AHC, a company controlled by a Director of our Company, and 500,000 share purchase warrants to a Director of the Company in consideration for services rendered with respect to the placement of a loan facility with AHC.

The Company’s remaining operating costs for the period consisted primarily of legal and accounting fees relating to the preparation of the Company’s 10KSB, interest charges on it’s debt, and investor relations costs.

The Company had income from other items of $1,173 for the first quarter of 2003 compared to a net loss of

$20,724 for same period in fiscal 2002. The income from other items for the first quarter of 2003 consisted of interest earned on promissory notes. The loss of $20,724 in the same period of fiscal 2002 was a result of a recorded impairment in the Company’s investments of $27,420.

Liquidity and Capital Resources – 2003 Compared to 2002

Since inception, we have been dependent on investment capital and debt financing from our shareholders as our primary source of liquidity. We have not generated any revenue or income from our operations. We had an accumulated deficit at March 31, 2003 of $6,668,027.

During the first quarter of 2003, our cash position increased to $13,998 from $1,422. We used $96,941 of cash for operations in the first quarter of fiscal 2003 compared to $83,785 in the same period of fiscal 2002. We also used $888,506 in investing activities in the first quarter of 2003, which consisted of advances made and accrued interest charged to Flowstar for the period. The net cash used in operating and investing activities was financed by $1,031,244 from financing activities, resulting in a net increase in our cash position for the period of $12,576. The cashflow from financing activities is primarily a result of loan advances made to the Company by AHC (See Part II, Item 2).

During the year we issued stock valued at $34,525 in settlement of accounts payable.

The Company had $2,104,573 in total liabilities at March 31, 2003 compared to $1,109,082 at the end of fiscal 2002. The increase is a result of loan advances made by AHC to the Company during the first quarter of 2003. The loan advances from AHC were used to fund working capital requirements of the Company as well as to advance approximately $880,000 to Flowstar.

ITEM 3. CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures within 90 days of the filing date of this quarterly report, and, based on their evaluation, our principal executive officer and principal financial officer have concluded that these controls and procedures are effective. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

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

PART II – OTHER INFORMATION

ITEM 1.        LEGAL PROCEEDINGS

CTI and Cobratech, a subsidiary of our Company, have been sued by Rajesh Taneja in the Supreme Court of British Columbia, Canada. Mr. Taneja is a past contractor of Cobratech. The action was commenced on December 20, 2001. Mr. Taneja is suing the company for unspecified damages for wrongful dismissal. The Company disputes the claim and has filed a Statement of Defence denying the allegations of wrongful dismissal. We intend to vigorously defend the claim. No trial date has been set, and no Examinations for Discovery have been conducted.

ITEM 2.        CHANGES IN SECURITIES AND USE OF PROCEEDS

Effective December 2, 2002, we have agreed to issue 2,033,493 shares of our common stock at an agreed price of $0.50 per share, for an aggregate total of $1,016,746, for the settlement of debts owed by our Company. The price of $0.50 was significantly in excess of the trading price of our stock at the time of the transaction, and was an agreed price between the parties. 608,394 shares will be issued to a company beneficially holding 12.76% of our common stock, including the exercise of certain warrants. Mr. John Anderson, our President, CEO and Director, is to receive 215,484 shares. As of the date hereof, the shares have not yet been issued. We are planning to claim an exemption from registration under Regulation S when the shares are issued.

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

On May 12, 2003 our Board of Directors recinded the issuance of 1,000,000 common shares to each of Mr. Donald Farnell and Mr. John Anderson, previously approved on October 31, 2002. The decision to recind the proposed issuance was approved by Mr. Farnell and Mr. Anderson. Mr. Farnell was our President, CEO and Chairman until his resignation on March 31, 2003. Mr Anderson is our Interim President and CEO, and a Director. The Board also recinded the issuance of 80,000 common shares to a consultant, previously approved on February 28, 2003. None of these shares were issued as of May 12, 2003. The original transactions on October 31, 2002 and February 28, 2003 were previously described in our Form 10 KSB filed on April 30, 2003.

We did not pay any commissions for the above noted transactions.

On January 28, 2003 we entered into a loan agreement with AHC Holdings Inc., a private Alberta company wholly owned by Comeau Industries Ltd., of which Mr. Alfred Comeau is the majority shareholder. Mr. Comeau was appointed a Director of our Company on March 5, 2003. Under the terms of the loan agreement, AHC agreed to make available up to $2,000,000 Canadian dollars or approximately $1,370,000. As at May 9, 2003, we had borrowed $1,605,008 Canadian dollars, or approximately $1,140,000. All advances under the loan are secured by promissory notes. We have agreed to pay interest to AHC at the rate of 15% per annum. The principal and all accrued and unpaid interest are due on December 31, 2005. In connection with the loan, we issued AHC a warrant to purchase up to 1,000,000 shares of our common stock exercisable at a price of $0.15 per share until March 6, 2006. We also issued a warrant to Terry Mereniuk, of Edmonton, Alberta, for his services to the Company for a finders fee for the loan from AHC. The warrant entitles Mr. Mereniuk to purchase up to 500,000 shares of our common stock exercisable at a price of $0.15 per share until March 6, 2006. Mr. Mereniuk is a Director and CFO of our Company. We are claiming an exemption from registration under Regulation S for the warrants.

ITEM 3.        DEFAULTS UPON SENIOR SECURITIES

On January 15, 2003, $100,000 was due under a loan agreement dated July 3, 2001 with Sentry, our 90.7% controlled subsidiary. The loan was from an unrelated party and is secured by certain property of Sentry. The amount remains unpaid as of the date hereof. The lender has not yet issued a demand for payment. Two significant shareholders of our Company have personally guaranteed payment of the $100,000.

ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We submitted no matters to a vote of security holders during the quarter ended March 31, 2003.

ITEM 5.        OTHER INFORMATION

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

Terry Mereniuk was appointed Chief Financial Officer. On April 24, 2003, Mr. Anderson was appointed Secretary/Treasurer.

On May 12, 2003, we appointed Mr. Brad Belke as our Chief Technical Advisor to our Board of Directors. Mr. Belke is a Vice President for Flowstar.

ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K.

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

3.1.2*
Certificate of Amendment of the Certificate of Incorporation of Unique Bagel Co., Inc., a Delaware corporation dated January 10, 2001, changing the name Unique Bagel to CTI Diversified Holdings, Inc. ((incorporated by reference to Exhibit 3.1.2 to the Company’s Form 10-KSB filed on April 17, 2001)

3.1.3*
Memorandum of Incorporation of Cobra Energy Ltd., a British Columbia corporation, dated October 24, 1997. (Incorporated by reference to Exhibit 3.1.3 to the Company’s Form 10-KSB filed on April 17, 2001)

3.1.4*
Altered Memorandum of Cobra Energy Ltd., a British Columbia corporation, dated September 7, 1999, changing the name Cobra Energy Ltd., to Cobratech Industries Inc. ((incorporated by reference to Exhibit 3.1.4 to the Company’s Form 10-KSB filed on April 17, 2001)

3.2*
Bylaws of Unique Bagel Co., Inc. (now CTI Diversified Holdings, Inc., a Delaware corporation), dated August 11, 1998. (Incorporated by reference to Exhibit 3.1of the company’s Form 10SB12G, filed with the SEC on March 24, 2000)

3.2.1*	Bylaws/Articles of Cobra Energy Ltd., a British Columbia corporation, dated October 24, 1997. (Incorporated by reference to Exhibit 2.0 to the Company’s Form 10-KSB filed on April 17, 2001)

10.1*	Audit committee charter (incorporated by reference to the Company’s Form 10-KSB filedon April 29, 2003).

10.2*	Audit committee terms of reference (Incorporated by reference to the Company’s Form 10-KSB filed on April 29, 2003).

16.0*	David J. Maxwell Ltd - Letter re: Change in Certifying Accountant (incorporated by reference to the Company’s Form 10-KSB filed on April 17, 2001)

21.1*	Schedule of Subsidiaries of CTI Diversified Holdings, Inc. (incorporated by reference to Exhibit 21.1 to the Company’s Form 10-KSB filed on April 17, 2001)

23.1*	Consent of Moore Stephens Ellis Foster Ltd. Chartered Accountants (incorporated by reference to the Company’s Form 10-KSB filed on April 17, 2001)

* Previously filed

Reports on Form 8-K

April 29, 2003 reporting the loan from AHC, the loan to Flowstar and Flowray, the proposed transaction to acquire an interest in Flowstar and Flowray, the resignation of Mr. Donald Farnell, the appointment of Mr. John Anderson as President & CEO, and the appointment of Mr. Terry Mereniuk as CFO.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 15 day of May, 2003.

CTI DIVERSIFIED HOLDINGS INC.

Date: May 15, 2003	By: /s/ John Anderson

John Anderson, Chief Executive Officer and Director

By: /s/ Terry Mereniuk

Terry Mereniuk, Chief Financial Officer and Director

CERTIFICATIONS

I, John Anderson, certify that:

1.	I have reviewed this quarterly report on Form 10 QSB of CTI Diversified Holdings, Inc.;

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

Date: May 15, 2003

/s/John Anderson

John Anderson, President and CEO

I, Terry Mereniuk, certify that:

1.	I have reviewed this quarterly report on Form 10 QSB of CTI Diversified Holdings, Inc.;

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

d)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

	e)	evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

	f)	presented in this report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

c)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

	d)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.
I have indicated in this report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 15, 2003

/s/ Terry Mereniuk

Terry Mereniuk, Chief Financial Officer

CERTIFICATION OF CHIEF FINANCIAL OFFICER and CHIEF EXECUTIVE OFFICER
 PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Report of CTI Diversified Holdings, Inc. (the “Company”) on Form 10QSB for the quarter ended March 31, 2003, as filed with the Securities and Exchange Commission on the date hereof (the “Periodic Report”), I, John Anderson, Chief Executive Officer and I, Terry Mereniuk, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

1.	the Periodic Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and
2.	the information contained in the Periodic Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: May 15, 2003	/s/ John Anderson

John Anderson, CEO

/s/ Terry Mereniuk

Terry Mereniuk, CFO