Form 10QSB
period 2003-06-30
CTI DIVERSIFIED HOLDINGS INC
filed 2003-08-19
CIK 1069489

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

As filed with the Securities and Exchange Commission on August 19, 2003

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended June 30, 2003

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

Registrant’s telephone number, including area code (877) 644-6638

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
None	None

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, par value $.0001 per share
(Title of class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Number of shares outstanding of the registrant’s class of common stock as of August 14, 2003: 21,817,121.

Authorized share capital of the registrant: 50,000,000 common shares , par value of $0.0001

The Company recorded $nil revenue for the quarter ended June 30, 2003.

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

PART I - FINANCIAL INFORMATION

ITEM 1.      FINANCIAL STATEMENTS

Index

Consolidated Statements of Operations and Deficit for the six months ended June 30, 2003 and 2002

Consolidated Balance Sheet at June 30, 2003 and December 31, 2002

Consolidated Statement of Stockholders' Deficiency

Consolidated Statement of Cash Flows for the six months ended June 30, 2003 and 2002

Notes to Consolidated Financial Statements

CTI DIVERSIFIED HOLDINGS, INC.
(Formerly Unique Bagel Co., Inc.)
(A Development Stage Enterprise)
(Unaudited)
Consolidated Statements of Operations and Deficit
(Expressed in U.S. Dollars)

	August 31, 1998
	(inception) to	Six months ended	Six months ended
	June 30, 2003
	(cumulative)	June 30, 2003	June 30, 2002

Expenses
Advertising and promotion	4,122	-	2,190
Automotive	2,391	-	-
Consulting	363,756	56,359	89,723
Depreciation	24,159	1,176	6,202
Insurance	706	-	1,413
Amortization of deferred charges	2,526	2,526	-
Interest and bank charges	82,282	15,203	10,728
Interest paid to shareholders and related parties	254,070	96,061	28,547
Investor relations and reporting costs	216,304	53,206	53,647
Legal and accounting	242,529	94,017	64,284
Licenses, dues and subscriptions	2,829	-	233
Office	73,394	3,180	46,631
Rent	39,894	-	10,225
Telephone	14,518	-	1,759
Travel	147,509	3,368	48,141
Utilities	1,975	-	1,671
Stock based compensation	58,000	25,000	-
Wages and benefits	184,393	6,813	101,477

Loss from operations	(1,715,150)	(356,702)	(466,871)

Other items
Impairment of goodwill	(3,290,217)	-	(934,197)
Impairment of intangible assets	(472)	-	-
Impairment of investments	(560,850)	-	-
Loss on disposition of assets	(40,283)	-	-
Interest and other items	36,099	17,357	256
Forgiveness of debt	15,617	-	-
Loss on disposition of foreign subsidiaries	(1,323,180)	-	-

	(5,163,286)	17,357	(933,941)

Net loss for the period	(6,878,436)	(339,345)	(1,400,812)

Deficit, beginning of period		(6,539,091)	(4,836,052)

Deficit, end of period		$(6,877,436)	$(6,236,864)

Loss per share (Basic and diluted)		$(0.02)	$(0.34)

Weighted average number of common shares outstanding		21,817,121	18,397,051

CTI DIVERSIFIED HOLDINGS, INC.
(Formerly Unique Bagel Co., Inc.)
(A Development Stage Enterprise)
(Unaudited)
Consolidated Balance Sheets
(Expressed in U.S. Dollars)

	June 30, 2003	December 31, 2002

ASSETS

Current
Cash and cash equivalents	$13,595	$1,422

Total current assets	13,595	1,422
Notes receivable	1,215,279	-
Discount on long term debt, net of accumulated amortization	86,500	-
Deposit on Synenco Energy Inc. share purchase	173,048	-
Fixed assets	6,017	7,193

Total assets	$1,494,439	$8,615

LIABILITIES

Current
Accounts payable and accrued liabilities	$167,213	$574,194
Notes payable	-	330,541
Due to shareholders	173,048	204,347

Total current liabilities	340,261	1,109,082

Long term debt	1,413,680	-

Total liabilities	1,753,941	1,109,082

STOCKHOLDER'S EQUITY (DEFICIENCY)

Capital stock	2,182	1,962
Additional paid-in capital	6,594,717	5,414,303
Accumulated other comprehensive income (loss)	150,971	22,359
Deficit accumulated during development stage	(7,007,372)	(6,539,091)

Total shareholders' deficiency	(259,502)	(1,100,467)

Total liabilities and shareholders' deficiency	$1,494,439	$8,615

Commitments

APPROVED ON BEHALF OF THE BOARD: ____________________, Director   ____________________, Director

CTI DIVERSIFIED HOLDINGS, INC.
(Formerly Unique Bagel Co., Inc.)
(A Development Stage Enterprise)
(Unaudited)
Statement of Stockholders' Deficiency
From August 11, 1998 (Date of Inception) to June 30, 2003

						Accumulated
						other
				Compre-		compre-	Total
			Additional	hensive	Accumulated	hensive	stockholders'
	Common	Stock	paid-in	income	earnings	income	equity
	Shares	Amount	capital	(loss)	(deficit)	(loss)	(deficiency)

Shares issued to acquire 19% of New York Bagel Co., Inc. and to pay organization cost of $125 on August 11, 1998 valued at par value of $0.0001 per share	5,000,000	$500	$5,591	$-	$-	$-	6,091
Issuance of 500,000 common shares in August 1998 at $0.01 per share	500,000	50	4,950	-	-	-	5,000

Balance, December 31, 1998	5,500,000	550	10,541	-	-	-	11,091
Two for one stock split on March 31, 1999	5,500,000	550	(550)	-	-	-	-
Components of comprehensive income
- Net loss for the period	-	-	-	(2,994)	(2,994)	-	(2,994)

Total comprehensive income (loss)				(2,994)

Balance, December 31, 1999	11,000,000	1,100	9,991		(2,994)	-	8,097
Two for one stock split on March 17, 2000	11,000,000	1,100	(1,100)	-	-	-	-
Cancellation of shares March 2000	(15,000,000)	(1,500)	1,500	-	-	-	-
Issuance of 20,000 common shares on August 11, 2000 in consideration of directors	20,000	2	-	-	-	-	2
Stock dividend on December 12, 2000: 5.25 for one	29,835,000	2,983	(2,983)	-	-	-	-
Components of comprehensive income (loss)
- Net loss for the period	-	-	-	(9,474)	(9,474)	-	(9,474)

Total comprehensive income (loss)				(9,474)

Balance, December 31, 2000	36,855,000	3,685	7,408		(12,468)	-	(1,375)
Issuance of shares in consideration of legal services performed	5,000	1	9,999	-	-	-	10,000
Cancellation of shares	(26,355,000)	(2,635)	2,635	-	-	-	-
Issuance of shares in exchange for 11,413,700 shares of common stock of Cobratech Industries Inc.	5,999,591	600	1,686,297	-	-	-	1,686,897
Conversion of promissory notes into common stock, effective June 29, 2001	1,304,153	130	2,006,792	-	-	-	2,006,922
Components of comprehensive income (loss)
- Net loss for the period	-	-	-	(4,823,58)	(4,823,584)	-	(4,823,584)

Total comprehensive income (loss)				(4,823,58)

Balance, December 31, 2001	17,808,744	1,781	3,713,131		(4,836,052)	-	(1,121,140)

CTI DIVERSIFIED HOLDINGS, INC.
(Formerly Unique Bagel Co., Inc.)
(A Development Stage Enterprise)
(Unaudited)
Statement of Stockholders' Deficiency
From August 11, 1998 (Date of Inception) to June 30, 2003

						Accumulated
						other
				Compre-		compre-	Total
			Additional	hensive	Accumulated	hensive	stockholders'
	Common	Stock	paid-in	income	earnings	income	equity
	Shares	Amount	capital	(loss)	(deficit)	(loss)	(deficiency)

Balance, December 31, 2001	17,808,744	1,781	3,713,131		(4,836,052)	-	(1,121,140)
Stock based compensation	-	-	33,000	-	-	-	33,000
Shares issued on conversion of debt	1,020,879	102	257,715	-	-	-	257,817
Shares allotted pursuant to the debt settlement agreement in December	-	-	1,016,872	-	-	-	1,016,872
Shares issued in exchange for shares of Sentry	500,000	50	109,950	-	-	-	110,000
Shares issued in exchange for consulting services	100,000	10	22,990	-	-	-	23,000
Shares issued as the contingent consideration in connection with Cobratech	181,397	19	48,591	-	-	-	48,610
Forgiveness of debt	-	-	212,054	-	-	-	212,054
Components of comprehensive income (loss)
- Net Loss for the period	-	-	-	(1,703,039)	(1,703,039)	-	(1,703,039)
- Foreign currency adjustment	-	-	-	22,359	-	22,359	22,359
Total comprehensive income (loss)				(1,680,680)
Balance, December 31, 2002	19,611,020	1,962	5,414,303		(6,539,091)	22,359	(1,100,467)
Shares issued pursuant to debt settlement agreement	172,355	17	34,508		-	-	34,525
Stock based compensation	-	-	25,000		-	-	25,000
Warrants issued in conjunction with promissory notes	-	-	104,236	-	-	-	104,236
Components of comprehensive income (loss)
-Net Loss for the period	-	-	-	(128,936)	(128,936)	-	(128,936)
-Foreign currency adjustment	-	-	-	(33,221)	-	(33,221)	(33,221)
Total comprehensive income (loss)				(162,157)
Balance March 31, 2003	19,783,375	1,979	5,578,047		(6,668,027)	(10,862)	(1,098,863)

CTI DIVERSIFIED HOLDINGS, INC.
(Formerly Unique Bagel Co., Inc.)
(A Development Stage Enterprise)
(Unaudited)
Statement of Stockholders' Deficiency
From August 11, 1998 (Date of Inception) to June 30, 2003

						Accumulated
						other
				Compre-		compre-	Total
			Additional	hensive	Accumulated	hensive	stockholders'
	Common	Stock	paid-in	income	earnings	income	equity
	Shares	Amount	capital	(loss)	(deficit)	(loss)	(deficiency)

Balance, March 31, 2003	19,783,375	1,979	5,578,047		(6,668,027)	(10,862)	(1,098,863)
Shares issued pursuant to debt settlement agreements	2,033,746	203	1,016,670	-	-	-	1,016,873
Components of comprehensive income (loss)
-Net Loss for the period	-	-	-	(339,345)	(339,345)	-	(339,345)
-Foreign currency adjustment	-	-	-	161,833	-	161,833	161,833
Total comprehensive income (loss)				(177,512)
Balance June 30, 2003	21,817,121	2,182	6,594,717		(7,007,372)	150,971	(259,502)

CTI DIVERSIFIED HOLDINGS, INC.
(Formerly Unique Bagel Co., Inc.)
(A Development Stage Enterprise)
(Unaudited)
Consolidated statement of cash flows
(Expressed in U.S. Dollars)

	August 31, 1998
	(inception) to
	June 30, 2003	Six Months ended	Six Months ended
	(cumulative)	June 30, 2003	June 30, 2002

Cash flows from operating activities
Net loss	$(6,878,436)	$(339,345)	$(1,400,812)
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation	24,159	1,176	6,202
Stock-based compensation	58,000	25,000	-
Impairment of goodwill	3,290,217	-	934,197
Amortization of deferred charges and discount on promissory
notes	2,998	2,526	-
Impairment of investments	560,850	-	-
Loss on disposition of assets	40,183	-	-
Loss on disposition of subsidiaries	1,323,180	-	-
Forgiveness of debt	(15,617)	-	-
Shares issued for service	33,000	-	-

	(1,561,466)	(310,643)	(460,413)
Change in assets and liabilities:
Decrease (increase) in prepaid expenses	-	-	173
Increase (decrease) in accounts payable & accrued liabilities	1,191,439	617,191	(13,027)
Net liabilities acquired on acquisition of subsidiary	(779,625)	-	-

	(1,149,652)	306,548	(225,455)

Cash flows from (used in) financing activities
Issuance of promissory notes	3,626,960	1,413,680	-
Increase (decrease) in notes payable	87,800	(330,541)	323,511
Increase (decrease) in due to shareholders	712,057	(31,299)	55,864

	4,426,817	1,051,840	379,375

Cash flows (used in) investing activities
Capital expenditures	(74,161)	-	(4,473)
Proceeds on sale of New York Bagel Inc.	6,066	-	-
Investment in or advances to foreign subsidiaries	(1,329,057)	-	-
Investment in or advances to Sentry Telecom Systems Inc.	(567,449)	-	(33,226)
Investment in notes receivable	(1,301,779)	(1,301,779)	-
Deposit on Synenco Energy Inc. share purchase	(173,048)	(173,048)	-
Proceeds on sales of assets	24,886	-	-

	(3,414,542)	(1,474,827)	(37,699)

Effect of exchange rate changes	150,972	128,612	-
Increase in cash and cash equivalents	13,595	12,173	116,221
Cash and cash equivalents, beginning of period	-	1,422	949

Cash and cash equivalents, end of period	13,595	$13,595	$117,170

Supplementary disclosure - non-cash transactions
Cash flows from (used in) financing activities
Forgiveness of debt - related party	$(212,054)	$-	$-
Conversion of notes payable, amounts due to shareholders and
account payable to common stock	4,333,009	1,051,398	-
Shares allotted for debt settlement	1,016,872	-	-
Issuance of shares on acquisition of Subsidiary	1,851,598	-	-

	5,972,552	1,051,398	-

Cash flows (used in) investing activities
Investment in subsidiary	(1,851,598)	-	-

CTI DIVERSIFIED HOLDINGS, INC.
(Formerly Unique Bagel Co., Inc.)
(A Development Stage Enterprise)
(Unaudited)
Notes to the Consolidated Financial Statements
June 30, 2003
(Expressed in U.S. Dollars)

1.

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires the Company's management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported amounts of revenues and expenses during the reporting period. In the opinion of management, the accompanying financial statements includes all adjustments which are normal, recurring and necessary in order to make the interim financial statements not misleading. Operating results for interim periods are not necessarily indicative of the results that may be expected for the year.

For further information, refer to the audited financial statements and notes thereto included in the CTI annual report on Form 10-KSB for the fiscal year ended December 31, 2002.

The accompanying unaudited consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future. The Company has no current source of revenue. The future of the Company as a "going concern" is highly dependent upon the Company's ability to attract new equity or debt financing. The Company currently has no revenue from operations, is in a start-up phase with its existing assets and has no significant assets, tangible or intangible. There can be no assurance that the Company will generate revenues in the future, or that it will be able to operate profitably in the future, if at all. The Company has incurred significant net losses in each fiscal year since inception of operations. In order to continue with it's revised business plan, the Company will require additional equity or debt financing to fund its continued operations. There can be no assurance the Company will be successful in obtaining additional financing on favorable terms, it at all.

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
June 30, 2003
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

(e)

Fixed Assets

Fixed assets are recorded at historical cost. Depreciation of capital assets is calculated using the following methods and rates:

                     Computer equipment               - 30% declining balance basis

Fixed assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset (asset group) may not be recoverable. An impairment loss would be recognized when the carrying amount of an asset exceeds the estimated undiscounted future cash flow expected to result from the use of the asset and its eventual disposition. The amount of the impairment loss to be recorded is calculated as the excess of the assets' carrying value over its fair value. Fair value is generally determined using a discounted cash flow analysis.

(f)

Stock-based Compensation

The Company adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123 (SFAS No. 123), "Accounting for Stock-based Compensation". SFAS No. 123 encourages, but does not require, companies to adopt a fair value based method for determining expense related to stock-based compensation. The Company accounts for stock-based compensation issued to employees and directors using the intrinsic value method as prescribed under Accounting Principles Board Opinion (APB) No. 25, "Accounting for Stock Issued to Employees" and related interpretations. The Company has no stock options granted, issued and outstanding as at June 30, 2003.

(g)

Loss per share

Loss per share is computed using the weighted average number of common shares outstanding during the period. Diluted loss per share is equal to the basic loss per share as the warrants to acquire 2,800,000 common shares that are outstanding at June 30, 2003 are anti-dilutive.

CTI DIVERSIFIED HOLDINGS, INC.
(Formerly Unique Bagel Co., Inc.)
(A Development Stage Enterprise)
(Unaudited)
Notes to the Consolidated Financial Statements
June 30, 2003
(Expressed in U.S. Dollars)

2.	Summary of significant accounting policies, continued

	(h)	Cash equivalents The Company considers all highly liquid investments with maturities of three months or less when purchased, to be cash equivalents. There were no cash equivalents at June 30, 2003

	(i)	Advertising and promotion The Company expenses advertising and promotion costs as incurred.

	(j)	Discount on promissory notes The discount on promissory notes is being amortized using the interest method. (See notes 7 and 8(b))

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
(Formerly Unique Bagel Co., Inc.)
(A Development Stage Enterprise)
(Unaudited)
Notes to the Consolidated Financial Statements
June 30, 2003
(Expressed in U.S. Dollars)

3.

Notes receivable

On June 9, 2003, the Company signed a Share Purchase and Subscription Agreement (the “Agreement”) (that formalized a February 6, 2003 letter of intent) to purchase a 51% interest in Flowstar Technologies Inc. ("Flowstar") and Flowray Inc. ("Flowray"), two companies located in Alberta, Canada in exchange for 750,000 shares of common stock of the Company, a cash payment of CDN$1,750,000, advances by way of promissory notes bearing interest at 5% per annum and secured by a general security agreement totaling $1,500,000 CDN, and such number of additional common shares of the Company equal in value to CDN$500,000 calculated at the prior two months average market price after a discount of 20%. The acquisition will complete in stages, with each stage being subject to fulfillment of certain closing conditions. The first closing of the transactions contemplated by the Agreement will not occur until all closing conditions have been fulfilled or waived by the parties. As of August 14, 2003, not all conditions have been met and so the parties have extended the deadlines of some of the closing conditions in the Agreement to September 15, 2003.

The notes receivable consist of advances and accrued interest made to Flowray and Flowstar of $1,218,663 and acquisition related expenses of $10,489. The advances bear interest at 5% per annum, and are secured by a general security agreement covering the assets of Flowstar and Flowray. 25% of the advances are due on each of March 30, 2004, September 30, 2004, and March 30, 2005, with the balance plus accrued interest due on September 30, 2005.

4.	Fixed assets

		June 30, 2003		December 31, 2002

		Accumulated	Net book
	Cost	depreciation	value	Net book value

Computer equipment	$16,720	$10,565	$6,155	$7,193

	$16,720	$10,565	$6,155	7,193

5.

Notes payable

The notes payable bears interest at the Bank of Montreal prime rate plus 5% per annum, compounded monthly. The note is secured by certain assets of Sentry. On January 15, 2003, two shareholders of the Company personally guaranteed payment of $100,000 of the note. As of May 2003, the Company is in default of the repayment agreement. As at June 30, 2003, the Bank of Montreal prime rate was 4.75%.

6.	Due to shareholders The amounts due to shareholders consist of notes payable, which bear interest at rates ranging from 7% to prime plus 5% and expenses paid by shareholders on behalf of the Company.

CTI DIVERSIFIED HOLDINGS, INC.
(Formerly Unique Bagel Co., Inc.)
(A Development Stage Enterprise)
(Unaudited)
Notes to the Consolidated Financial Statements
June 30, 2003
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

8.	Stockholders' Equity (Deficiency)

	(a)	Common Stock During the three month period ended June 30, 2003, the Company issued the following common stocks:

(i)
In this quarter, the Company issued 2,033,493 shares of common stock to various creditors of the company in settlement of debts owed by the company of $1,016,746. The shares issued on the settlement were valued at $0.50 per share.

(b)

Warrants

In May 2003, the Company issued 1,000,000 share purchase warrants with an exercise price of $0.15 per share and an expiry date of May 2005. These warrants were issued to a current Director of the Company, for financial assistance provided to the Company prior to him being a director or an employee.

As of June 30, 2003, the Company has issued the following warrants:

Number of warrants	Exercise price	Expiry date

1,000,000	$ 0.15	May 2005
1,500,000	$ 0.15	March 2006
300,000	$ 0.25	December 2006

2,800,000

CTI DIVERSIFIED HOLDINGS, INC.
(Formerly Unique Bagel Co., Inc.)
(A Development Stage Enterprise)
(Unaudited)
Notes to the Consolidated Financial Statements
June 30, 2003
(Expressed in U.S. Dollars)

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

On March 28, 2003, the Company entered into an agreement with the Howard Group under which the Howard Group would provide an investor and financial relations program. In consideration for the full and adequate provision of these services, the Company had agreed to pay the Howard Group $5,000 in Canadian Funds per month to February 2004, and had agreed to grant an option to acquire 200,000 shares of the Company at an exercise price of $0.20 US dollars per share expiring three years from the date of issue. As of June 30, 2003 this option has not been granted.

On June 9, 2003, the Company signed an option agreement allowing the Company to purchase one million common shares of Synenco Energy Inc. (“Synenco”), a company involved in the potential development of an oil sands lease in the Athabasca Oil Sands area of northern Alberta, Canada. Under the terms of the option, the Company can acquire the Synenco shares upon payment in stages of five million Canadian dollars (approximately $3,550,000) by way of $3,800,000 Canadian ($2,698,000) in cash and $1,200,000 Canadian ($852,000) in Company stock at a price of $0.40 Canadian per share (approximately $0.284 per share) commencing March 31, 2004. To date, the Company has paid $254,000 Canadian dollars ($180,340) as a non-refundable deposit toward the purchase of the Synenco shares.

On July 8, 2003, the Company entered into a one year agreement with Business Consulting Group Unlimited (“BCG”) under which BCG would assist in strategic planning, developing a comprehensive shareholder management program, and identify and evaluate potential joint venture or strategic alliance targets. In consideration for these services, BCG is to be paid $6,000 per month.

On May __, 2003, the Company entered into consulting agreements with three companies, each controlled by or affiliated with a Company director, whereby the consulting companies will provide ongoing business and advisory services to the Company effective from April 1, 2003. In exchange, the Company will pay the companies monthly consulting fees of $5,000, $5,000 and $2,500 plus sales tax. These consulting fees will be paid in common shares of the Company. These shares to be issued in settlement will be valued at $0.20 per share, being the market price of the common stock at the time the consulting contracts were agreed upon. As of June 30, 2003, no shares have yet been issued on these consulting contracts.

CTI DIVERSIFIED HOLDINGS, INC.
(Formerly Unique Bagel Co., Inc.)
(A Development Stage Enterprise)
(Unaudited)
Notes to the Consolidated Financial Statements
June 30, 2003
(Expressed in U.S. Dollars)

10.	Subsequent Events On July 8, 2003, the company entered into a consulting agreement with Business Consulting Group Unlimited, as described in Note 9.

11.	Related Party Transactions

(a) The aggregate amount of expenditures made to parties not at arm's length to the Company consist of the following:

		Six month	Six month period
		period ended	ended,
		June 30, 2003	June 30, 2002

	Consulting fees paid or accrued to directors of the Company	56,359	25,056
	(see Note 9 above)
	Interest paid to shareholders and related parties	96,061	28,547

(b)	See notes 7 and 8(b).

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

In order to continue with our revised business plan, we will require additional equity or debt funding within approximately six months if we do not complete any acquisitions, and we may require funding sooner if we identify and complete an acquisition or investment. There can be no assurance we will be successful in obtaining additional financing on favorable terms, if at all. We have limited funds to maintain our own ongoing expenses, and we currently have significant current liabilities that will need to be paid in the ordinary course of business. Without an infusion of new capital, the Company will not be able to maintain current operations beyond these periods.

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

Rapid growth often places considerable operational, managerial and financial strain on a company. To ensure the success of our new business plan, we must proactively adhere to the following:

1	.	Improve, upgrade and expand our business infrastructure

2	.	Hire, train and retain key management for our company and ensure any target company does the same

3	.	Advance the commercialization development programs for target companies so they become cash flow positive as soon as is practically possible

4	.	Maintain adequate financial resources

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

On March 27, 2003 we announced our intention to proceed with our first acquisition. We entered into a Memorandum of Agreement dated March 27, 2003 with Flowray Inc. ("Flowray") and Flowstar Technologies Inc. ("Flowstar") under which we have advanced $1,790,000 Canadian dollars or approximately $1,270,000 by way of a loan to Flowray and Flowstar for operating purposes. Flowray and Flowstar, as borrowers, have provided our Company with a promissory note for each advance. The borrowers have agreed to pay us interest on the promissory notes at the rate of 5% per annum, calculated monthly on the last day of each month, not in advance, from the date of each promissory note on the outstanding balance. The promissory notes are due as follows: 25% of the outstanding balance of the promissory notes on March 30, 2004, a further 25% on September 30, 2004, a further 25% on March 30, 2005, and the balance together with all accrued interest on September 30, 2005.

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

If we close this intended acquisition, $682,000 of the existing $1,270,000 loan to Flowray and Flowstar will remain as a loan. The balance of the loan, or $588,000, will be applied to the purchase price for the acquisition of Flowray shares. In addition to the loan of $682,000, we have agreed to increase the loan by an additional $383,000, for a total loan of $1,065,000 or $1,500,000 Canadian dollars. The loan will be secured by the general security agreement already signed by the borrowers and will bear interest at 5% per annum. The loan may be repaid depending upon the cash flow of Flowray and Flowstar and at the discretion of the boards of directors of the borrowers.

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

Under a letter of intent dated February 6, 2003, and a formal purchase agreement dated June 9, 2003, we have agreed to acquire up to 51% of the issued and outstanding share capital of both Flowray and Flowstar. It is intended this will be accomplished by way of transfer of previously issued shares from the current shareholders of the companies and by the purchase of shares from treasury of Flowray. The consideration we are to pay pursuant to the acquisition includes:

1	.	the issuance to the shareholders of Flowstar of an aggregate of 750,000 shares of our common stock at a deemed price of $0.13 per share in exchange for the transfer of 51% of the issued shares of Flowstar;

2	.	the payment of an aggregate of $750,000 Canadian dollars or approximately $532,000, to Flowray in consideration of the issuance of treasury shares to the Company;

3	.	the payment of an aggregate of $1,000,000 Canadian dollars or approximately $710,000 to the shareholders of Flowray in consideration of the transfer of certain of their shares of Flowray; and

4	.
the issuance to the shareholders of Flowray and Flowstar of such number of additional shares of common stock of the Company equal in value to $500,000 Canadian dollars or $355,000, calculated at the average market price for two months prior to the date of issuance and discounted by 20%.

Two shareholders each hold 50% of the current issued share capital of Flowray and Flowstar. The acquisition of 51% of Flowray and Flowstar may complete in stages. The first closing of the transactions contemplated by the purchase agreement will not occur until all closing conditions to that date have been fulfilled or waived by the parties. We will make the cash payments in instalments that are required to be paid on or before certain deadlines over the period ending January 15, 2004. The parties have agreed to extend the deadlines for the instalments called for in the original purchase agreement. We will also issue the first allotment of 750,000 shares on the first closing date. The second allotment of shares worth $355,000 is due on or before January 15, 2004. See “Liquidity and Capital Resources” in this Section for our planned payments for this acquisition.

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

Upon our acquisition of 51% of the issued shares of Flowray and Flowstar, we will have the option to purchase the remaining 49% of the issued shares of Flowray or Flowstar, or both, at the fair market value based on a valuation prepared by an independent business valuator. Our option to purchase the remaining 49% may be exercised at any time between August 6, 2005 and February 6, 2006. If the existing shareholders of Flowstar and Flowray receive an offer from a third party to purchase their remaining 49% interest, we will have the right of first refusal to purchase the interest on the same terms as the third party offer.

Plan of Operation Overview

The following discussion of the plan of operation, financial condition, results of operations, cash flows and changes in financial position of our Company should be read in conjunction with our most recent financial statements and notes appearing elsewhere in this Form 10-QSB; and our 10-KSB filed on May 16, 2003.

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

Our plan over the next several months is to complete the Flowstar and Flowray acquisition on terms described previously. If we do complete, our company will require additional cash of $1,460,000 Canadian Dollars, or approximately $1,037,000 to fully complete the transaction. Cash payments are scheduled as follows:

$860,000 by September 15, 2003
$177,000 by January 1, 2004
$1,037,000

Additionally, we are currently experiencing a working capital deficiency of approximately $350,000. Our current cash on hand is $13,595 and we have no remaining credit under the loan from AHC (See Part II, Item 2”). Our shortfall prior to operating requirements is therefore approximately $1,400,000. We also anticipate that we will require $30,000 monthly for corporate costs or $360,000 annually, for all of which we will need to raise additional funding.

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

Over the next 12 months, we also plan to closely monitor and implement solutions to successfully manage our proposed future growth. This will include:

1	.	Improve, upgrade and expand our business infrastructure. Identify a permanent office and acquire all necessary office equipment to ensure smooth operations and minimize ongoing corporate operating costs

2	.	Ensure that all target acquisitions hire, train and retain key management to ensure future success and maximize cash flows

3	.	Promote the advancement of commercialization development programs for target companies so they become cash flow positive as soon as is practically possible

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

Results from Operations – 2003 Compared to 2002

We incurred a net loss for the first two quarters ended June 30, 2003 of $339,345 compared to a net loss of $1,400,812 for the comparable period. This loss includes general and administrative costs totaling $356,702 compared to $466,871 for the first two quarters ended June 30, 2002. In May 2003, the Company approved the issuance of 1,000,000 share purchase warrants to John Anderson, a current Company director and CEO, in consideration for loans and other services provided to the Company at a time prior to becoming a director or employee of the Company.

On May 16, 2003, the Company entered into consulting agreements with three companies, each controlled by a Company director, whereby the consulting companies will provide ongoing business and advisory services to the Company effective from April 1, 2003. In exchange, the Company will pay the companies monthly consulting fees of $5,000, $5,000 and $2,500 plus sales tax. These consulting fees will be paid in common shares of the Company. These shares to be issued in settlement will be valued at $0.20 per share, being the market price of the common stock at the time the consulting contracts were agreed upon.

The Company’s remaining operating costs for the period consisted primarily of legal and accounting fees relating to the preparation of the Company’s 10KSB, interest charges on its debt, the above noted consulting fees, and investor relations costs.

The Company had income from other items of $17,357 for the first half of 2003 compared to a net loss of $933,941 for same period in fiscal 2002. The income from other items for the first and second quarters of 2003 consisted of interest earned on promissory notes. The loss of $933,941 in the same period of fiscal 2002 was a result of a recorded impairment in the Company’s investments of $934,197 offset by interest income of $256.

Liquidity and Capital Resources – 2003 Compared to 2002

Since inception, we have been dependent on investment capital and debt financing from our shareholders as our primary source of liquidity. We have not generated any revenue or income from our operations. We had an accumulated deficit at June 30, 2003 of $6,877,436.

During the first half of 2003, our cash position increased to $13,595 from $1,422. We earned $310,643 of cash from operations in the first half of fiscal 2003 compared to a deficit of $225,455 in the same period of fiscal 2002. We also used $1,474,827 in investing activities in the first half of 2003, which consisted of advances made and accrued interest charged to Flowstar for the period, as well as the deposit on the purchase of shares of Synenco Energy Inc. The net cash used in operating and investing activities was financed by $1,051,840 from financing activities, resulting in a net increase in our cash position for the period of $12,173. The cashflow from financing activities is primarily a result of loan advances made to the Company by AHC (See Part II, Item 2).

During the first half of this year we issued stock valued at $203 in settlement of accounts payable, notes payable and shareholders loans of $1,016,873.

The Company had $1,753,941 in total liabilities at June 30, 2003 compared to $1,109,082 at the end of fiscal 2002. The increase is a result of loan advances made by AHC to the Company during the first quarter of 2003. The loan advances from AHC were used to fund working capital requirements of the Company as well as to advance approximately $1,270,000 to Flowstar, and make a deposit on the purchase of Synenco shares of $173,048.

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

ITEM 2.       CHANGES IN SECURITIES AND USE OF PROCEEDS

Effective December 2, 2002, we had agreed to issue 2,033,493 shares of our common stock at an agreed price of $0.50 per share, for an aggregate total of $1,016,746, for the settlement of debts owed by our Company. The price of $0.50 was significantly in excess of the trading price of our stock at the time of the transaction, and was an agreed price between the parties. This debt conversion occurred in the second quarter of 2003. 608,394 shares was issued to a company beneficially holding 12.76% of our common stock, including the exercise of certain warrants. Mr. John Anderson, our President, CEO and Director, received 215,484 shares.

On May 12, 2003 our Board of Directors recinded the issuance of 1,000,000 common shares to each of Mr. Donald Farnell and Mr. John Anderson, previously approved on October 31, 2002. The decision to recind the proposed issuance was approved by Mr. Farnell and Mr. Anderson. Mr. Farnell was our President, CEO and Chairman until his resignation on March 31, 2003. Mr Anderson is our Interim President and CEO, and a Director. The Board also recinded the issuance of 80,000 common shares to a consultant, previously approved on February 28, 2003. None of these shares were issued as of August 14, 2003. The original transactions on October 31, 2002 and February 28, 2003 were previously described in our Form 10 KSB filed on April 30, 2003. Mr Farnell is now proposing that certain debts of Sentry Telecom Systems, Inc. owed to him or a company under his control totaling $427,810 that were forgiven in prior periods are now due and payable. He is also contending that he may charge the Company for his time spent on Company business to the date of his March 31, 2003 resignation (which he estimates at $3,362), plus reimburseable expenses totaling $805. No other action has been taken on this.

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

3.2.1*	Bylaws/Articles of Cobra Energy Ltd., a British Columbia corporation, dated October 24, 1997. (Incorporated by reference to Exhibit 2.0 to the Company’s Form 10-KSB filed on April 17, 2001)

10.1*	Audit committee charter (incorporated by reference to the Company’s Form 10-KSB filed on April 29, 2003).

10.2*	Audit committee terms of reference (Incorporated by reference to the Company’s Form 10-KSB filed on April 29, 2003).

16.0*	David J. Maxwell Ltd - Letter re: Change in Certifying Accountant (incorporated by reference to the Company’s Form 10-KSB filed on April 17, 2001)

21.1*	Schedule of Subsidiaries of CTI Diversified Holdings, Inc. (incorporated by reference to Exhibit 21.1 to the Company’s Form 10-KSB filed on April 17, 2001)

23.1*	Consent of Moore Stephens Ellis Foster Ltd. Chartered Accountants (incorporated by reference to the Company’s Form 10-KSB filed on April 17, 2001)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Previously filed

Reports on Form 8-K

April 29, 2003 reporting the loan from AHC, the loan to Flowstar and Flowray, the proposed transaction to acquire an interest in Flowstar and Flowray, the resignation of Mr. Donald Farnell, the appointment of Mr. John Anderson as President & CEO, and the appointment of Mr. Terry Mereniuk as CFO.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 15 day of August, 2003.

CTI DIVERSIFIED HOLDINGS INC.

Date: August 15, 2003	By: /s/ John Anderson

John Anderson, Chief Executive Officer and Director

By: /s/ Terry Mereniuk

Terry Mereniuk, Chief Financial Officer and Director