Form 10QSB
period 2003-09-30
CTI DIVERSIFIED HOLDINGS INC
filed 2003-11-20
CIK 1069489

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

As filed with the Securities and Exchange Commission on November 18, 2003

(Mark One)

 ☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended September 30, 2003 OR

 ☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to ___________

Commission File Number 000-30095

CTI DIVERSIFIED HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

Delaware	33-0921967
State or other jurisdiction of	(I.R.S. Employer
incorporation or organization	Identification No.)

8709 – 50 Avenue, Edmonton AB., Canada T6E 5H4
(Address of principal executive offices) (Zip Code)

(877) 644-6638
Registrant’s telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
None	None

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, par value $.0001 per share
(Title of class)

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Number of shares outstanding of the registrant’s class of common stock as of November 14, 2003: 22,817,121.

Authorized share capital of the registrant: 50,000,000 common shares , par value of $0.0001

The Company recorded $nil revenue for the quarter ended September 30, 2003.

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

PART I - FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

Index

Consolidated Statements of Operations and Deficit for the nine months ended September 30, 2003 and 2002

Consolidated Balance Sheet at September 30, 2003 and December 31, 2002

Consolidated Statement of Stockholders' Deficiency

Consolidated Statement of Cash Flows for the nine months ended September 30, 2003 and 2002

Notes to Consolidated Financial Statements

CTI DIVERSIFIED HOLDINGS, INC.
(Formerly Unique Bagel Co., Inc.)
(A Development Stage Enterprise)
(Unaudited)
Consolidated Statements of Operations and Deficit
(Expressed in U.S. Dollars)

	August 31, 1998	Nine months	Nine months
	(inception) to	ended	ended
	September 30,	September 30,	September 30,
	2003 (cumulative)	2003	2002
Expenses
Advertising and promotion	19,951	15,829	50,373
Automotive	2,391	-	-
Consulting	444,469	137,072	97,243
Depreciation	24,036	1,053	7,940
Insurance	706	-	3,186
Amortization of deferred charges	2,746	2,746	-
Interest and bank charges	83,613	16,543	70,094
Interest paid to shareholders and related parties	335,512	177,503	39,160
Investor relations and reporting costs	223,058	59,960	33,859
Legal and accounting	282,692	134,180	180,296
Licenses, dues and subscriptions	2,977	148	435
Office	73,523	3,309	11,766
Rent	39,894	-	48,089
Telephone	14,518	-	12,016
Travel	157,045	12,904	-
Utilities	1,975	-	-
Stock based compensation	59,391	26,391	-
Wages and benefits	184,985	7,405	240,954

Loss from operations	(1,953,482)	(595,034)	(795,411)
Other items
Impairment of goodwill	(3,290,217)	-	(934,197)
Impairment of intangible assets	(472)	-	-
Impairment of investments	(560,850)	-	-
Loss on disposition of assets	(46,823)	(6,540)	-
Interest and other items	43,291	24,549	(6,365)
Forgiveness of debt	15,617	-	-
Loss on disposition of foreign subsidiaries	(1,313,636)	9,544	-
	(5,153,090)	27,553	(940,562)

Net loss for the period	(7,106,572)	(567,481)	(1,735,973)

Deficit, beginning of period		(6,539,091)	(4,836,052)

Deficit, end of period		$(7,106,572)	$(6,572,025)

Loss per share (Basic and diluted)		$(0.03)	$(0.10)

Weighted average number of common shares outstanding		21,007,159	18,790,009

CTI DIVERSIFIED HOLDINGS, INC.
(Formerly Unique Bagel Co., Inc.)
(A Development Stage Enterprise)
(Unaudited)
Consolidated Balance Sheets
(Expressed in U.S. Dollars)

	September 30,2003	December 31, 2002

ASSETS

Current
Cash and cash equivalents	$55,462	$1,422
Accounts receivable	14,774	-

Total current assets	70,236	1,422

Notes receivable	1,377,155	-

Discount on long term debt, net of accumulated amortization	86,114	-

Deposit on Synenco Energy Inc. share purchase	280,658	-

Fixed assets	-	7,193

Total assets	$1,814,163	$8,615

LIABILITIES

Current
Accounts payable and accrued liabilities	$212,876	$574,194
Notes payable	-	330,541
Due to shareholders	189,287	204,347
Current portion of long term debt	1,592,121

Total current liabilities	1,994,284	1,109,082

Long term debt	-	-

Total liabilities	1,994,284	1,109,082

STOCKHOLDER'S EQUITY (DEFICIENCY)

Capital stock	2,282	1,962

Additional paid-in capital	6,894,617	5,414,303

Accumulated other comprehensive income (loss)	29,552	22,359

Deficit accumulated during development stage	(7,106,572)	(6,539,091)

Total shareholders' deficiency	(180,121)	(1,100,467)

Total liabilities and shareholders' deficiency	$1,814,163	$8,615

Commitments

APPROVED ON BEHALF OF THE BOARD: ____________________________, Director ____________________________, Director

CTI DIVERSIFIED HOLDINGS, INC.
(Formerly Unique Bagel Co., Inc.)
(A Development Stage Enterprise)
(Unaudited)
Statement of Stockholders' Deficiency
From August 11, 1998 (Date of Inception) to September 30, 2003

						Accumulated	Total
			Additional	Compre-	Accumulated	other compre-	stockholders'
	Common	Stock	paid-in	hensive	earnings	hensive income	equity
	Shares	Amount	capital	income (loss)	(deficit)	(loss)	(deficiency)

Shares issued to acquire 19% of New York Bagel
Co., Inc. and to pay organization cost of $125 on
August 11, 1998 valued at par value of $ 0.0001 per	5,000,000	$500	$5,591	$-	$-	$-	6,091
share
Issuance of 500,000 common shares in August
1998 at $0.01 per share	500,000	50	4,950	-	-	-	5,000
Balance, December 31, 1998	5,500,000	550	10,541	-	-	-	11,091
Two for one stock split on March 31, 1999	5,500,000	550	(550)	-	-	-	-
Components of comprehensive income
-Net loss for the period	-	-	-	(2,994)	(2,994)	-	(2,994)
Total comprehensive income (loss)				(2,994)
Balance, December 31, 1999	11,000,000	1,100	9,991		(2,994)	-	8,097
Two for one stock split on March 17, 2000	11,000,000	1,100	(1,100)	-	-	-	-
Cancellation of shares March 2000	(15,000,000)	(1,500)	1,500	-	-	-	-
Issuance of 20,000 common shares on August 11,
2000 in consideration of directors	20,000	2	-	-	-	-	2
Stock dividend on December 12, 2000: 5.25 for one	29,835,000	2,983	(2,983)	-	-	-	-
Components of comprehensive income (loss)
-Net loss for the period	-	-	-	(9,474)	(9,474)	-	(9,474)
Total comprehensive income (loss)				(9,474)
Balance, December 31, 2000	36,855,000	3,685	7,408		(12,468)	-	(1,375)
Issuance of shares in consideration of legal services
performed	5,000	1	9,999	-	-	-	10,000
Cancellation of shares	(26,355,000)	(2,635)	2,635	-	-	-	-
Issuance of shares in exchange for 11,413,700
shares of common stock of Cobratech Industries	5,999,591	600	1,686,297	-	-	-	1,686,897
Inc.
Conversion of promissory notes into common
stock, effective June 29, 2001	1,304,153	130	2,006,792	-	-	-	2,006,922
Components of comprehensive income (loss)
Net loss for the period	-	-	-	(4,823,584)	(4,823,584)	-	(4,823,584)
Total comprehensive income (loss)				(4,823,584)
Balance, December 31, 2001	17,808,744	1,781	3,713,131		(4,836,052)	-	(1,121,140)

CTI DIVERSIFIED HOLDINGS, INC.
(Formerly Unique Bagel Co., Inc.)
(A Development Stage Enterprise)
(Unaudited)
Statement of Stockholders' Deficiency
From August 11, 1998 (Date of Inception) to September 30, 2003

						Accumulated	Total
			Additional	Compre-	Accumulated	other compre-	stockholders'
	Common	Stock	paid-in	hensive	earnings	hensive income	equity
	Shares	Amount	capital	income (loss)	(deficit)	(loss)	(deficiency)
Balance, December 31, 2001	17,808,744	1,781	3,713,131		(4,836,052)	-	(1,121,140)
Stock based compensation	-	-	33,000	-	-	-	33,000
Shares issued on conversion of debt	1,020,879	102	257,715	-	-	-	257,817
Shares allotted pursuant to the debt settlement
agreement in December	-	-	1,016,872	-	-	-	1,016,872
Shares issued in exchange for shares of Sentry	500,000	50	109,950	-	-	-	110,000
Shares issued in exchange for consulting	100,000	10	22,990	-	-	-	23,000
services
Shares issued as the contingent consideration in
connection with Cobratech	181,397	19	48,591	-	-	-	48,610
Forgiveness of debt	-	-	212,054	-	-	-	212,054
Components of comprehensive income (loss)
-Net Loss for the period	-	-	-	(1,703,039)	(1,703,039)	-	(1,703,039)
-Foreign currency adjustment	-	-	-	22,359	-	22,359	22,359
Total comprehensive income (loss)				(1,680,680)
Balance, December 31, 2002	19,611,020	1,962	5,414,303		(6,539,091)	22,359	(1,100,467)
Shares issued pursuant to debt settlement	172,355	17	34,508		-	-	34,525
agreement
Stock based compensation	-	-	25,000		-	-	25,000
Warrants issued in conjunction with promissory	-	-	104,236	-	-	-	104,236
notes
Components of comprehensive income (loss)
-Net Loss for the period	-	-	-	(128,936)	(128,936)	-	(128,936)
-Foreign currency adjustment	-	-	-	(33,221)	-	(33,221)	(33,221)
Total comprehensive income (loss)				(162,157)
Balance March 31, 2003	19,783,375	1,979	5,578,047		(6,668,027)	(10,862)	(1,098,863)

CTI DIVERSIFIED HOLDINGS, INC.
(Formerly Unique Bagel Co., Inc.)
(A Development Stage Enterprise)
(Unaudited)
Statement of Stockholders' Deficiency
From August 11, 1998 (Date of Inception) to September 30, 2003

						Accumulated	Total
			Additional	Compre-	Accumulated	other compre-	stockholders'
	Common	Stock	paid-in	hensive	earnings	hensive income	equity
	Shares	Amount	capital	income (loss)	(deficit)	(loss)	(deficiency)
Balance, March 31, 2003	19,783,375	1,979	5,578,047		(6,668,027)	(10,862)	(1,098,863)
Shares issued pursuant to debt settlement	2,033,746	203	1,016,670	-	-	-	1,016,873
agreements
Components of comprehensive income (loss)
-Net Loss for the period	-	-	-	(339,345)	(339,345)	-	(339,345)
-Foreign currency adjustment	-	-	-	161,833	-	161,833	161,833
Total comprehensive income (loss)				(177,512)
Balance June 30, 2003	21,817,121	2,182	6,594,717		(7,007,372)	150,971	(259,502)
Shares issued on a private placement
-1,000,000 shares at $0.30 per share	1,000,000	100	299,900	-	-	-	300,000
Components of comprehensive income (loss)
-Net Loss for the period	-	-	-	(99,200)	(99,200)	-	(99,200)
-Foreign currency adjustment	-	-	-	(121,419)	-	(121,419)	(121,419)
Total comprehensive income (loss)				(220,619)
Balance September 30, 2003	22,817,121	2,282	6,894,617		(7,106,572)	29,552	(180,121)

CTI DIVERSIFIED HOLDINGS, INC.
(Formerly Unique Bagel Co., Inc.)
(A Development Stage Enterprise)
(Unaudited)
Consolidated statement of cash flows
(Expressed in U.S. Dollars)

	August 31, 1998
	(inception) to	Nine Months	Nine Months
	September 30, 2003	September	September
	(cumulative)	30, 2003	30, 2002

Cash flows from operating activities
Net loss	$(7,106,572)	$(567,481)	$(1,400,812)
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation	24,036	1,053	6,202
Stock-based compensation	58,000	25,000	-
Impairment of goodwill	3,290,689	-	934,197
Amortization of deferred charges and discount on promissory
notes	2,700	2,746	-
Impairment of investments	560,850	-	-
Loss on disposition of assets	46,823	6,540	-
Loss on disposition of subsidiaries	1,313,636	(9,544)	-
Forgiveness of debt	(15,617)	-	-
Shares issued for service	33,000	-	-
	(1,792,455)	(541,686)	(460,413)
Change in assets and liabilities:
Increase in accounts receivable	(14,744)	(14,774)	-
Decrease (increase) in prepaid expenses	-	-	173
Increase (decrease) in accounts payable & accrued liabilities	212,876	(361,318)	(13,027)
Net liabilities acquired on acquisition of subsidiary	(779,625)	-	-
	(2,373,978)	(917,778)	(225,455)
Cash flows from (used in) financing activities
Issuance of long term debt	3,805,401	1,592,121	-
Increase (decrease) in notes payable	87,800	(330,541)	323,511
Increase (decrease) in due to shareholders	728,296	(15,060)	55,864
Issuance of shares	320	320	-
Increase in additional paid up capital	1,480,314	1,480,314	-
	6,102,131	2,727,154	379,375
Cash flows (used in) investing activities
Capital expenditures	(74,161)	-	(4,473)
Proceeds on sale of New York Bagel Inc.	6,066	-	-
Investment in or advances to foreign subsidiaries	(1,329,057)	-	-
Investment in or advances to Sentry Telecom Systems Inc.	(567,449)	-	(33,226)
Investment in notes receivable	(1,657,813)	(1,377,155)	-
Deposit on Synenco Energy Inc. share purchase	(280,658)	(280,658)	-
Proceeds on sales of assets	24,886	-	-
Proceeds on sale of subsidiary	9,544	9,544	-
	(3,587,984)	(1,648,269)	(37,699)
Effect of exchange rate changes	(84,707)	(107,067)	-
Increase in cash and cash equivalents	55,462	54,040	116,221
Cash and cash equivalents, beginning of period	-	1,422	949
Cash and cash equivalents, end of period	55,462	$55,462	$117,170
Supplementary disclosure - non-cash transactions
Cash flows from (used in) financing activities
Forgiveness of debt - related party	$(212,054)	$-	$-
Conversion of notes payable, amounts due to shareholders and	4,333,009	1,051,398	-
account payable to common stock
Shares allotted for debt settlement	1,016,872	-	-
Issuance of shares on acquisition of Subsidiary	1,851,598	-	-
	5,972,552	1,051,398	-
Cash flows (used in) investing activities
Investment in subsidiary	(1,851,598)	-	-

CTI DIVERSIFIED HOLDINGS, INC.
(Formerly Unique Bagel Co., Inc.)
(A Development Stage Enterprise)
(Unaudited)
Notes to the Consolidated Financial Statements
September 30, 2003
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

2.	Summary of significant accounting policies

(a)

Principles of Consolidation

The consolidated financial statements only include the accounts of CTI Diversified Holdings, Inc. Cobratech Industries Inc. ("Cobratech") and Sentry Telecom Systems Inc. ("Sentry"), both formerly majority owned subsidiaries, were sold near the end of the third quarter and so are no longer reflected in the September 30, 2003 balance sheet. However, Cobratech and Sentry are still included in the historical comparative financial statements. All significant intercompany accounts and transactions have been eliminated.

	(b)	Principles of Accounting These financial statements are stated in US dollars and have been prepared in accordance with accounting principles generally accepted in the United States of America.

CTI DIVERSIFIED HOLDINGS, INC.
(Formerly Unique Bagel Co., Inc.)
(A Development Stage Enterprise)
(Unaudited)
Notes to the Consolidated Financial Statements
September 30, 2003
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

(f)

Stock-based Compensation

The Company adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123 (SFAS No. 123), "Accounting for Stock-based Compensation". SFAS No. 123 encourages, but does not require, companies to adopt a fair value based method for determining expense related to stock-based compensation. The Company accounts for stock-based compensation issued to employees and directors using the intrinsic value method as prescribed under Accounting Principles Board Opinion (APB) No. 25, "Accounting for Stock Issued to Employees" and related interpretations. The Company has no stock options granted, issued and outstanding as at September 30, 2003.

(g)

Loss per share

Loss per share is computed using the weighted average number of common shares outstanding during the period. Diluted loss per share is equal to the basic loss per share as the warrants to acquire 2,800,000 common shares that are outstanding at September 30, 2003 (2,800,000 as at June 30, 2003) are anti-dilutive.

CTI DIVERSIFIED HOLDINGS, INC.
(Formerly Unique Bagel Co., Inc.)
(A Development Stage Enterprise)
(Unaudited)
Notes to the Consolidated Financial Statements
September 30, 2003
(Expressed in U.S. Dollars)

2.	Summary of significant accounting policies, continued

(h)

Cash equivalents

The Company considers all highly liquid investments with maturities of three months or less when purchased, to be cash equivalents. There were no cash equivalents at September 30, 2003

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
(Formerly Unique Bagel Co., Inc.)
(A Development Stage Enterprise)
(Unaudited)
Notes to the Consolidated Financial Statements
September 30, 2003
(Expressed in U.S. Dollars)

3.

Notes receivable

On June 9, 2003, the Company signed a Share Purchase and Subscription Agreement (the “Agreement”) (that formalized a February 6, 2003 letter of intent) to purchase a 51% interest in Flowstar Technologies Inc. ("Flowstar") and Flowray Inc. ("Flowray"), two companies located in Alberta, Canada in exchange for 750,000 shares of common stock of the Company, a cash payment of CDN$1,750,000, advances by way of promissory notes totaling $1,500,000 CDN bearing interest at 5% per annum and secured by a general security agreement, and such number of additional common shares of the Company equal in value to CDN$500,000 calculated at the prior two months average market price after a discount of 20%. The acquisition will complete in stages, with each stage being subject to fulfillment of certain closing conditions. The first closing of the transactions contemplated by the Agreement will not occur until all closing conditions have been fulfilled or waived by the parties. As of November 14, 2003, not all conditions have been met and so the parties have extended the deadlines of some of the closing conditions in the Agreement to December 31, 2003.

The notes receivable consist of advances and accrued interest made to Flowray and Flowstar of $1,377,155. The advances bear interest at 5% per annum, and are secured by a general security agreement covering the assets of Flowstar and Flowray. 25% of the advances are due on each of March 30, 2004, September 30, 2004, and March 30, 2005, with the balance plus accrued interest due on September 30, 2005.

4.	Fixed assets

		September 30,		December 31,
		2003		2002
		Accumulated	Net book	Net book
	Cost	depreciation	value	value
Computer equipment	$-	$-	$-	$7,193
	$-	$-	$-	$7,193

5.	Notes payable The Company had no notes payable as at the end of the third quarter.

6.

Due to shareholders

The amounts due to shareholders were converted to equity in the year. They formerly consisted of notes payable, and bore interest at rates ranging from 7% to prime plus 5%, and were unsecured.

CTI DIVERSIFIED HOLDINGS, INC.
(Formerly Unique Bagel Co., Inc.)
(A Development Stage Enterprise)
(Unaudited)
Notes to the Consolidated Financial Statements
September 30, 2003
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

8.	Stockholders' Equity (Deficiency)

	(a)	Common Stock During the three month period ended September 30, 2003, the Company issued the following common stocks:

(i)
On September 12, 2003, the Company completed a private placement of 1,000,000 units at the price of $0.30 per unit for total proceeds of $300,000. Each unit consists of one share of common stock and one share purchase warrant. Each warrant entitles the holder to purchase one additional common share at a price of $0.35 at any time until the close of business on September 12, 2005. The shares and warrants were issued to a non-U.S. person outside the United States in reliance upon an exemption from registration under Regulation S of the Securities Act of 1933, as amended. The Company intends to use the proceeds of the private placement for general working capital.

CTI DIVERSIFIED HOLDINGS, INC.
(Formerly Unique Bagel Co., Inc.)
(A Development Stage Enterprise)
(Unaudited)
Notes to the Consolidated Financial Statements
September 30, 2003
(Expressed in U.S. Dollars)

8.	Stockholders' Equity (Deficiency) continued

(b)

Warrants

In May 2003, the Company issued 1,000,000 share purchase warrants with an exercise price of $0.15 per share and an expiry date of May 2005. These warrants were issued to a current Director of the Company, for financial assistance provided to the Company prior to him being a director or an employee.

As of September 30, 2003, the Company has issued the following warrants:

	Number of warrants	Exercise price	Expiry date

	1,000,000	$0.15	May 2005
	1,500,000	$0.15	March 2006
	300,000	$0.25	December 2006
	2,800,000

9.

Commitments

On January 27, 2003, the Company entered into an agreement with PGN Holdings Inc., under which PGN would lend CTI up to $250,000 US dollars. The loan has been structured as a borrowing facility, is unsecured and all advances bear interest at 8% per annum. PGN has the right to convert all or any portion of the principal sum and accrued and unpaid interest outstanding into fully paid and non-assessable common shares of CTI on the basis of one share for each US $0.50 of principal and interest outstanding. All advances, regardless of the date advanced, are due on January 1, 2004. As of November 14, 2003, the Company has not borrowed any funds under this facility.

On March 28, 2003, the Company entered into an agreement with the Howard Group under which the Howard Group would provide an investor and financial relations program. In consideration for the full and adequate provision of these services, the Company had agreed to pay the Howard Group $5,000 in Canadian Funds per month to February 2004, and had agreed to grant an option to acquire 200,000 shares of the Company at an exercise price of $0.20 US dollars per share expiring three years from the date of issue. On September 29, 2003, the company cancelled the agreement with the Howard Group. As of September 30, 2003, this option has not been granted.

On June 9, 2003, the Company signed an option agreement allowing the Company to purchase one million common shares of Synenco Energy Inc. (“Synenco”), a company involved in the potential development of an oil sands lease in the Athabasca Oil Sands area of northern Alberta, Canada. Under the terms of the option, the Company can acquire the Synenco shares upon payment in stages of five million Canadian dollars (approximately $3,700,000) by way of $3,800,000 Canadian ($2,815,000) in cash and $1,200,000 Canadian ($885,000) in Company stock at a price of $0.40 Canadian per share (approximately $0.296 per share) commencing March 31, 2004. To date, the Company has paid $379,000 Canadian dollars ($280,740) as a non-refundable deposit toward the purchase of the Synenco shares.

As of July 2003, the Company is claimed to have entered into a “Strategic Business Services Agreement” with Business Consulting Group Unlimited (“BCG”) of San Diego, CA. As a part of that purported Agreement, the Company is alleged to have been obligated to deliver $36,000 in free trading shares to BCG for the first six months at a pricing of $0.20 per share. The Company has denied it entered into a valid Agreement with BCG, has nonetheless given notice of termination, and has refused to make any payments thereunder. Management of BCG has threatened suit; however management of CTI believes meritorious defenses would exist and if commenced, intends to resist vigorously.

CTI DIVERSIFIED HOLDINGS, INC.
(Formerly Unique Bagel Co., Inc.)
(A Development Stage Enterprise)
(Unaudited)
Notes to the Consolidated Financial Statements
September 30, 2003
(Expressed in U.S. Dollars)

As of July 1, 2003 the Board authorized a deferred compensation plan for two Officers (the President and CFO) and one director of the Company. Under the Plan, for the two year period commencing April 1, 2003 and ending March 31, 2005, in lieu of cash, the parties agreed to accept common shares at $0.20 per share (which was trading market price at the time). Under the Plan, said Officers agreed that 100% of their fees would be paid in common shares. Their fees were set at $5,000 per month plus sales tax for each of the President and CFO and $2,500 plus sales tax for the Director. If the Officers or Director declined for any reason to accept the shares, then no other salary for the period declined would be due and payable. Total shares in the amount of 1,800,000 common shares were to be issued and placed in Escrow to be released at the option of said individual at not more than 1/24 of the total for each month of accrued service at the time of the release. All shares are to be registered under Form S-8 or other registration prior to delivery into Escrow. In the event their services are terminated by the Company for any reason, the officers may continue to elect to receive the shares over the period as if employed. If the individual voluntarily terminates his services, the amount of total shares, times the fractional period remaining of 24 months, would be cancelled and returned to the Company, and the remainder can be withdrawn at the option of the Officer or Director.

As of September, 2002 the company approved a transaction with a legal services provider in recognition of a previous credit accommodation. The transaction provided for a direct grant of 100,000 S-8 registered common shares and an additional 100,000 shares in an S-8 registered common share Warrant for five years at $.50 per share exercise price, with a cashless exercise feature (increase in share price applied to option). As a part of the transaction, the party agreed to cap legal services costs at an agreed maximum from September 2003 to December 2004, amounting to a reduction of $100 US per hour. The company did not obligate itself to any particular level of legal services over that period with that provider.

CTI DIVERSIFIED HOLDINGS, INC.
(Formerly Unique Bagel Co., Inc.)
(A Development Stage Enterprise)
(Unaudited)
Notes to the Consolidated Financial Statements
September 30, 2003
(Expressed in U.S. Dollars)

10.	Subsequent Events No material events occurred subsequent to the end of the third quarter.

11.	Related Party Transactions

(a) The aggregate amount of expenditures made to parties not at arm's length to the Company consist of the following:

		Nine month	Nine month
		period ended	period ended,
		September 30,	September 30,
		2003	2002

	Consulting fees paid or accrued to directors of the Company	41,948	32,576
	(see Note 9 above)
	Interest paid to shareholders and related parties	169,597	48,754

(b)	See notes 7 and 8(b).

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

Proposed Acquisition

For purposes of this foregoing discussion regarding a proposed acquisition, we are assuming a currency conversion rate of 1 Canadian Dollar being equivalent to $0.74 US Dollars. This is the approximate exchange rate as of the date of this report.

On March 27, 2003 we announced our intention to proceed with our first acquisition. We entered into a Memorandum of Agreement dated March 27, 2003 with Flowray Inc. ("Flowray") and Flowstar Technologies Inc. ("Flowstar") under which we have advanced $1,840,000 Canadian dollars or approximately $1,361,600 by way of a loan to Flowray and Flowstar for operating purposes. Flowray and Flowstar, as borrowers, have provided our Company with a promissory note for each advance. The borrowers have agreed to pay us interest on the promissory notes at the rate of 5% per annum, calculated monthly on the last day of each month, not in advance, from the date of each promissory note on the outstanding balance. The promissory notes are due as follows: 25% of the outstanding balance of the promissory notes on March 30, 2004, a further 25% on September 30, 2004, a further 25% on March 30, 2005, and the balance together with all accrued interest on September 30, 2005.

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

If we close this intended acquisition, $287,000 of the existing $1,361,600 loan to Flowray and Flowstar will remain as a loan. The balance of the loan, or $1,074,100 (or $1,450,000 Canadian dollars), will be applied to the purchase price for the acquisition of Flowray shares. In addition to the loan of $287,000, we have agreed to increase the loan by an additional $1,083,400, for a total loan of $1,370,400 (or $1,850,000 Canadian dollars). The loan will be secured by the general security agreement already signed by the borrowers and will bear interest at 5% per annum. The loan may be repaid depending upon the cash flow of Flowray and Flowstar and at the discretion of the boards of directors of the borrowers.

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

The companies are currently in the process of field-testing the product. A number of units have been installed in customer applications for testing in Western Canada and in the Western United States.

Flowstar has secured the right to manufacture, market and distribute the products that have been developed by Flowray, in exchange for a royalty on sales. Flowstar also represents and distributes independent third party products, and is positioning itself to be a leading supplier of flow measurement equipment to the petroleum industry.

The intellectual property assets of Flowray include a US provisional patent application filed on or about March 3, 2003 for the technology used in the DCR-900 system. Flowray also holds the intellectual property for liquid based totalizers, burner igniters, and windows based gas flow calculation software, all of which Flowstar markets.

Flowray has given a private Canadian company, a right of first refusal to engineer, supply or manufacture the DCR-900 product according to Flowray's specifications. This company provides a technology which is incorporated in the design of Flowray's DCR-900 system. For each DCR-900 unit purchased from this company, Flowray has agreed to pay this company a fee for use of the technology. Details of this company’s technology will be provided to a mutually agreeable trust agent, to be held in escrow and not disclosed to Flowray, except in certain specific circumstances, designed to protect Flowray.

Flowray has also granted this company an irrevocable, exclusive license to use Flowray's technology related to differential pressure orifice plate system flow measurement, in oil field production well testing. The license will permit this company to manufacture, market, and sell flow measurement products, or sub-license or assign these rights, in markets other than turbine based flow measurement. The term of this license will continue for the life of Flowray’s patent. If Flowray fails to purchase a minimum number of units per year, then this company’s license to use Flowray's technology will be extended to its entire subject matter without any restriction on the market. If Flowray is declared bankrupt, Flowray has agreed to assign to this company all its rights to the flow measurement technology, including patents and patent applications. Flowray also granted this company a distributorship for the DCR-900 product.

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

Two shareholders each hold 50% of the current issued share capital of Flowray and Flowstar. The acquisition of 51% of Flowray and Flowstar may complete in stages. The first closing of the transactions contemplated by the purchase agreement will not occur until all closing conditions to that date have been fulfilled or waived by the parties. We will make the cash payments in installments that are required to be paid on or before certain deadlines over the period ending January 15, 2004. The parties have agreed to extend the deadlines for the installments called for in the original purchase agreement. We will also issue the first allotment of 750,000 shares on the first closing date. The second allotment of shares worth $355,000 is due on or before January 15, 2004. See “Liquidity and Capital Resources” in this Section for our planned payments for this acquisition.

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

Our plan over the next several months is to complete the Flowstar and Flowray acquisition on terms described previously. If we do complete, our company will require additional cash of $1,460,000 Canadian Dollars, or approximately $1,081,500 to fully complete the transaction. Cash payments are scheduled as follows:

          $  896,300 by December 31, 2003
          $   185,200 by January 15, 2004
          $1,081,500

Additionally, we are currently experiencing a working capital deficiency of approximately $213,000. We have no remaining credit under the loan from AHC (See Part II, Item 2”). Our shortfall prior to operating requirements is therefore approximately $1,924,000. We also anticipate that we will require $30,000 monthly for corporate costs or $360,000 annually, for all of which we will need to raise additional funding.

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

Financing

On September 12, 2003, CTI Diversified Holdings, Inc. (the "Company") completed the private placement of 1,000,000 units at the price of $0.30 per unit for total proceeds of $300,000. Each unit consists of one share of common stock and one share purchase warrant. Each warrant entitles the holder to purchase one additional common share at a price of $0.35 at any time until the close of business on September 12, 2005. The shares and warrants were issued to a non-U.S. person outside the United States in reliance upon an exemption from registration under Regulation S of the Securities Act of 1933, as amended. The Company intends to use the proceeds of the private placement for general working capital.

Results from Operations – 2003 Compared to 2002

We incurred a net loss for the three quarters ended September 30, 2003 of $567,481 compared to a net loss of $1,735,973 for the comparable period in 2002 This loss includes general and administrative costs totaling $595,034 compared to $795,411 for the three quarters ended September 30, 2002.

The Company’s remaining operating costs for the period consisted primarily of legal and accounting fees relating to the preparation of the Company’s 10KSB, interest charges on its debt, the above noted consulting fees, and investor relations costs.

The Company had income from other items of $27,553 for the first nine months of 2003 compared to a net loss of $940,562 for same period in 2002. The income from other items for the first three quarters of 2003 consisted primarily of interest earned on promissory notes. The loss of $940,562 in the same period of fiscal 2002 was a result of a recorded impairment in the Company’s investments of $934,197 offset by interest income of $6,365.

Liquidity and Capital Resources – 2003 Compared to 2002

Since inception, we have been dependent on investment capital and debt financing from our shareholders as our primary source of liquidity. We have not generated any revenue or income from our operations. We had an accumulated deficit at September 30, 2003 of $7,106,572.

During the first three quarters of 2003, our cash position increased to $55,462 from $1,422. We had a deficit of $917,778 of cash from operations in the first nine months of fiscal 2003 compared to a deficit of $385,817 in the same period of fiscal 2002. We also used $1,648,269 in investing activities in the first three quarters of

2003, which consisted of advances made and accrued interest charged to Flowstar for the period, as well as the deposit on the purchase of shares of Synenco Energy Inc. The net cash used in operating and investing activities was financed by $2,727,154 from financing activities, resulting in a net increase in our cash position for the period of $54,040. The cashflow from financing activities is primarily a result of loan advances made to the Company and the issuance of some common shares (see Part II, Item 2).

During the first three quarters of this year we issued stock valued at $203 in settlement of accounts payable, notes payable and shareholders loans of $1,016,873.

The Company had $1,994,284 in total liabilities at June 30, 2003 compared to $1,109,082 at the end of fiscal 2002. The increase is a result of loan advances made to the Company during the first part of 2003. The loan advances were used to fund working capital requirements of the Company as well as to advance approximately $1,377,000 to Flowstar, and make a deposit on the purchase of Synenco shares of $280,658.

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

PART II – OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

CTI and Cobratech, a subsidiary of our Company, have been sued by Rajesh Taneja in the Supreme Court of British Columbia, Canada. Mr. Taneja is a past contractor of Cobratech. The action was commenced on December 20, 2001. Mr. Taneja is suing the company for unspecified damages for wrongful dismissal. The Company disputes the claim and has filed a Statement of Defense denying the allegations of wrongful dismissal. We intend to vigorously defend the claim. No trial date has been set, and no Examinations for Discovery have been conducted.

ITEM 2.     CHANGES IN SECURITIES AND USE OF PROCEEDS

Effective December 2, 2002, we had agreed to issue 2,033,493 shares of our common stock at an agreed price of $0.50 per share, for an aggregate total of $1,016,746, for the settlement of debts owed by our Company. The price of $0.50 was significantly in excess of the trading price of our stock at the time of the transaction, and was an agreed price between the parties. This debt conversion occurred in the second quarter of 2003. 608,394 shares were issued to a company beneficially holding 12.76% of our common stock, including the exercise of certain warrants. Mr. John Anderson, our President, CEO and Director, received 215,484 shares.

On May 12, 2003 our Board of Directors recinded the issuance of 1,000,000 common shares to each of Mr. Donald Farnell and Mr. John Anderson, previously approved on October 31, 2002. The decision to recind the proposed issuance was approved by Mr. Farnell and Mr. Anderson. Mr. Farnell was our President, CEO and

Chairman until his resignation on March 31, 2003. Mr Anderson is our Interim President and CEO, and a Director. The Board also recinded the issuance of 80,000 common shares to a consultant, previously approved on February 28, 2003. None of these shares were issued as of August 14, 2003. The original transactions on October 31, 2002 and February 28, 2003 were previously described in our Form 10 KSB filed on April 30, 2003. Mr Farnell is now proposing that certain debts of Sentry Telecom Systems, Inc. owed to him or a company under his control totaling $427,810 that were forgiven in prior periods are now due and payable. He is also contending that he may charge the Company for his time spent on Company business to the date of his March 31, 2003 resignation (which he estimates at $3,362), plus reimburseable expenses totaling $805. No other action has been taken on this. The company has agreed in principal to settle these debts with Mr. Farnell, and it expects to have this settlement finalized in the fourth quarter of this year.

On September 12, 2003, CTI Diversified Holdings, Inc. (the "Company") completed the private placement of 1,000,000 units at the price of $0.30 per unit for total proceeds of $300,000. Each unit consists of one share of common stock and one share purchase warrant. Each warrant entitles the holder to purchase one additional common share at a price of $0.35 at any time until the close of business on September 12, 2005. The shares and warrants were issued to a non-U.S. person outside the United States in reliance upon an exemption from registration under Regulation S of the Securities Act of 1933, as amended. The Company intends to use the proceeds of the private placement for general working capital.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

There were no defaults of senior securities in the quarter.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We submitted no matters to a vote of security holders during the quarter ended September 30, 2003.

ITEM 5.     OTHER INFORMATION

On January 27, 2003, the Company entered into an agreement with PGN Holdings Inc., under which PGN would lend CTI up to $250,000 US dollars. The loan has been structured as a borrowing facility, is unsecured and all advances bear interest at 8% per annum. PGN has the right to convert all or any portion of the principal sum and accrued and unpaid interest outstanding into fully paid and non-assessable common shares of CTI on the basis of one share for each US $0.50 of principal and interest outstanding. All advances, regardless of the date advanced, are due on January 1, 2004. As of November 14, 2003, the Company has not borrowed any funds under this facility.

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

On May 12, 2003, we appointed Mr. Brad Belke as our Chief Technical Advisor to our Board of Directors. Mr. Belke is a Vice President for Flowstar.

As of July 1, 2003 the Board authorized a deferred compensation plan for two Officers (the President and CFO) and one director of the Company. Under the Plan, for the two year period commencing April 1, 2003 and ending March 31, 2005, in lieu of cash, the parties agreed to accept common shares at $0.20 per share (which was trading market price at the time). Under the Plan, said Officers agreed that 100% of their fees would be paid in common shares. Their fees were set at $5,000 per month plus sales tax for each of the President and CFO and $2,500 plus sales tax for the Director. If the Officers or Director declined for any reason to accept the shares, then no other salary for the period declined would be due and payable. Total shares in the amount of 1,800,000 common shares were to be issued and placed in Escrow to be released at the option of said individual at not more than 1/24 of the total for each month of accrued service at the time of the release. All shares are to be registered under Form S-8 or other registration prior to delivery into Escrow. In the event their services are terminated by the Company for any reason, the officers may continue to elect to receive the shares over the period as if employed. If the individual voluntarily terminates his services, the amount of total shares, times the fractional period remaining of 24 months, would be cancelled and returned to the Company, and the remainder can be withdrawn at the option of the Officer or Director.

As of September, 2002 the company approved a transaction with a legal services provider in recognition of a previous credit accommodation. The transaction provided for a direct grant of 100,000 S-8 registered common shares and an additional 100,000 shares in an S-8 registered common share Warrant for five years at $.50 per share exercise price, with a cashless exercise feature (increase in share price applied to option). As a part of the transaction, the party agreed to cap legal services costs at an agreed maximum from September 2003 to December 2004, amounting to a reduction of $100 US per hour. The company did not obligate itself to any particular level of legal services over that period with that provider.

On June 9, 2003, the Company signed an option agreement allowing the Company to purchase one million common shares of Synenco Energy Inc. (“Synenco”), a company involved in the potential development of an oil sands lease in the Athabasca Oil Sands area of northern Alberta, Canada. Under the terms of the option, the Company can acquire the Synenco shares upon payment in stages of five million Canadian dollars (approximately $3,700,000) by way of $3,800,000 Canadian ($2,815,000) in cash and $1,200,000 Canadian ($885,000) in Company stock at a price of $0.40 Canadian per share (approximately $0.296 per share) commencing March 31, 2004. To date, the Company has paid $379,000 Canadian dollars ($280,740) as a non-refundable deposit toward the purchase of the Synenco shares.

On June 9, 2003, the Company signed a Share Purchase and Subscription Agreement (the “Agreement”) (that formalized a February 6, 2003 letter of intent) to purchase a 51% interest in Flowstar Technologies Inc. ("Flowstar") and Flowray Inc. ("Flowray"), two companies located in Alberta, Canada in exchange for 750,000 shares of common stock of the Company, a cash payment of CDN$1,750,000, advances by way of promissory notes bearing interest at 5% per annum and secured by a general security agreement totaling $1,500,000 CDN, and such number of additional common shares of the Company equal in value to CDN$500,000 calculated at the prior two months average market price after a discount of 20%. The acquisition will complete in stages, with each stage being subject to fulfillment of certain closing conditions. The first closing of the transactions contemplated by the Agreement will not occur until all closing conditions have been fulfilled or waived by the parties. As of November 14, 2003, not all conditions have been met and so the parties have extended the deadlines of some of the closing conditions in the Agreement to December 31, 2003.

The notes receivable consist of advances made to Flowray and Flowstar of $1,362,963 plus accrued interest of $19,560 ($26,405 Canadian). The advances bear interest at 5% per annum, and are secured by a general security agreement covering the assets of Flowstar and Flowray. 25% of the advances are due on each of March 30, 2004, September 30, 2004, and March 30, 2005, with the balance plus accrued interest due on September 30, 2005.

As of July 2003, the Company is claimed to have entered into a “Strategic Business Services Agreement” with Business Consulting Group Unlimited (“BCG”) of San Diego, CA. As a part of that purported Agreement, the Company is alleged to have been obligated to deliver $36,000 in free trading shares to BCG for the first six months at a pricing of $0.20 per share. The Company has denied it entered into a valid Agreement with BCG, has nonetheless given notice of termination, and has refused to make any payments thereunder. Management of BCG has threatened suit; however management of CTI believes meritorious defenses would exist and if commenced, intends to resist vigorously.

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

3.2.1*	Bylaws/Articles of Cobra Energy Ltd., a British Columbia corporation, dated October 24, 1997. (Incorporated by reference to Exhibit 2.0 to the Company’s Form 10-KSB filed on April 17, 2001)

10.1*	Audit committee charter (incorporated by reference to the Company’s Form 10-KSB filed on April 29, 2003)

10.2*	Audit committee terms of reference (Incorporated by reference to the Company’s Form 10-KSB filedon April 29, 2003).

16.0*	David J. Maxwell Ltd - Letter re: Change in Certifying Accountant (incorporated by reference to the Company’s Form 10-KSB filed on April 17, 2001)

21.1*	Schedule of Subsidiaries of CTI Diversified Holdings, Inc. (incorporated by reference to Exhibit 21.1 to the Company’s Form 10-KSB filed on April 17, 2001)

23.1*	Consent of Moore Stephens Ellis Foster Ltd. Chartered Accountants (incorporated by reference to the Company’s Form 10-KSB filed on April 17, 2001)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Previously filed

Reports on Form 8-K

April 29, 2003 reporting the loan from AHC, the loan to Flowstar and Flowray, the proposed transaction to acquire an interest in Flowstar and Flowray, the resignation of Mr. Donald Farnell, the appointment of Mr. John Anderson as President & CEO, and the appointment of Mr. Terry Mereniuk as CFO.

September 24, 2003, reporting a private placement of 1,000,000 units at the price of $0.30 per unit for total proceeds of $300,000. Each unit consists of one share of common stock and one share purchase warrant. Each warrant entitles the holder to purchase one additional common share at a price of $0.35 at any time until the close of business on September 12, 2005. The shares and warrants were issued to a non-U.S. person outside the United States in reliance upon an exemption from registration under Regulation S of the Securities Act of 1933, as amended. The Company intends to use the proceeds of the private placement for general working capital.

September 30, 2003, reporting the sale to an arm’s length purchaser all shares held by the Company in three subsidiaries whose operations have ceased. The subsidiaries sold were (1) Cobratech Industries Inc., which in turn owned subsidiaries in Asia; (2) Sentry Telecom Systems Inc.; and (3) 626820 B.C. Ltd. whose sole asset was common shares in the capital of Sentry Telecom Systems Inc. The sale of these subsidiaries is consistent with the Company’s new business focus in the oil and gas sector in Alberta.

October 2, 2003 reporting to change its name to Wescorp Energy Inc. The name better reflects and is consistent with the Company’s new business focus in the oil and gas sector

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 14 day of November, 2003.

CTI DIVERSIFIED HOLDINGS INC.

Date: November 18, 2003	By: /s/ John Anderson
John Anderson, Chief Executive Officer and Director

By: /s/ Terry Mereniuk
Terry Mereniuk, Chief Financial Officer and Director