Form 10QSB/A
period 2003-09-30
WESCORP ENERGY INC
filed 2004-01-02
CIK 1069489

As filed with the Securities and Exchange Commission on January 2, 2004

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB
Amendment No. 1

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended September 30, 2003

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to ______________

Commission File Number 000-30095

WESCORP ENERGY INC.
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
(Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Number of shares outstanding of the registrant’s class of common stock as of December 09, 2003: 22,817,121.

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

PART I - FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

Index

Balance Sheet at September 30, 2003 and December 31, 2002

Statements of Operations and Deficit for the nine months ended September 30, 2003 and 2002

Statement of Stockholders' Deficiency

Statement of Cash Flows for the nine months ended September 30, 2003 and 2002

Condensed Notes to the Financial Statements

CTI DIVERSIFIED HOLDINGS, INC
(formerly Unique Bagel Co. , Inc.)
(A Development Stage Enterprise)
BALANCE SHEETS

	September 30,	December 31,
	2003	2002
	(Unaudited)	Restated
ASSETS
CURRENT ASSETS
Cash and equivalents	$14,777	$1,422
Cash trust accounts	40,686	-
Note receivable, current	332,426	-
GST tax receivable	14,774	-
TOTAL CURRENT ASSETS	402,663	1,422

OTHER CURRENT ASSETS
Notes receivable	997,279	-
Deposit on Syneco Energy Inc. share purchase	275,603	-
Property, plant and equipment	-	7,193
TOTAL OTHER CURRENT ASSETS	1,272,882	7,193

TOTAL ASSETS	$1,675,545	$8,615

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$172,115	$173,991
Notes payable	-	30,541
Due to shareholders	178,167	204,347
TOTAL CURRENT LIABILITIES	350,282	408,879

LONG TERM LIABILITIES
Note payable, related party, net of unamortized discount	1,453,693	-
TOTAL LONG TERM LIABILITIES	1,453,693	-

Net liabilities of discontinued operations	-	700,000

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock, 50,000,000 shares authorized, $ 0.0001
par value; 22,817,121 and 21,644,766 shares
issued and outstanding, respectively	2,283	2,165
Additional paid-in capital	5,877,947	5,414,303
Accumulated other comprehensive income (loss)	59,650	22,359
Accumulated deficit during development stage	(6,068,309)	(6,539,091)
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	(128,430)	(1,100,264)

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY (DEFICIT)	$1,675,545	$8,615

See the accompanying condensed notes

CTI DIVERSIFIED HOLDINGS, INC
(formerly Unique Bagel Co. , Inc.)
(A Development Stage Enterprise)
STATEMENTS OF OPERATIONS

					From
					August 31, 1998
	Three Months Ended		Nine Months Ended		(Inception) to
	September 30,		September 30,		September 30,
	2003	2002	2003	2002	2003
		Restated		Resatated	Restated

REVENUES	$-	$-	$-	$-	$-

COST OF GOODS SOLD	-	-	-	-	-

GROSS PROFIT	-	-	-	-	-

EXPENSES
Advertising and investor relations	19,673	28,395	72,879	84,232	240,099
Consulting	39,329	752	95,688	97,243	403,085
Depreciation	54	1,738	1,023	7,940	24,006
Amortization of deferred charges	75	-	2,601	-	2,601
Legal and accounting	36,397	116,012	130,414	180,296	278,926
Office	185	13,560	13,119	75,492	145,646
Travel	9,451	-	12,819	-	156,960
Wages and benefits	583	139,477	32,396	240,954	242,976
TOTAL OPERATING EXPENSES	105,747	299,934	360,939	686,157	1,494,299

LOSS FROM OPERATIONS	(105,747)	(299,934)	(360,939)	(686,157)	(1,494,299)

OTHER INCOME (EXPENSES)
Interest and bank charges	(584)	(59,366)	(15,817)	(70,094)	(82,896)
Interest paid to shareholders and related parties	(110,206)	(10,613)	(206,267)	(39,160)	(364,276)
Impairment of goodwill and intangibles	-	-	-	(934,197)	(3,290,689)
Impairment of investments	-	-	-	-	(560,850)
Loss on disposition of assets	(6,479)	-	3,306	-	(36,977)
Interest and other income	6,941	41,520	24,298	(6,365)	43,040
Forgiveness of debt	-	-	-	-	15,617
TOTAL OTHER INCOME (EXPENSES)	(110,328)	(28,459)	(194,480)	(1,049,816)	(4,277,031)

LOSS FROM CONTINUING OPERATIONS	(216,075)	(328,393)	(555,419)	(1,735,973)	(5,771,330)

GAIN (LOSS) FROM DISCONTINUED OPERATIONS, NET	1,026,201	-	1,026,201	-	(296,979)

LOSS BEFORE INCOME TAXES	810,126	(328,393)	470,782	(1,735,973)	(6,068,309)

INCOME TAXES	-	-	-	-	-

NET LOSS	847,417	(328,393)	$470,782	(1,735,973)	(6,008,659)

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation gain (loss)	37,291	-	37,291	-	59,650

COMPREHENSIVE GAIN (LOSS)	$884,708	$(328,393)	$508,073	$(1,735,973)	$(5,949,009)

NET LOSS PER COMMON SHARE
BASIC AND DILUTED	$0.04	$(0.02)	$0.02	$(0.09)

NET LOSS PER COMMON SHARE
BASIC AND DILUTED FROM DISCONTINUED OPERATIONS	$0.05	$-	$0.05	$-

WEIGHTED AVERAGE NUMBER
COMMON SHARES OUTSTANDING
BASIC AND DILUTED	22,150,754	18,397,050	20,457,767	18,790,009

See the accompanying condensed notes.

CTI DIVERSIFIED HOLDINGS, INC
(formerly Unique Bagel Co. , Inc.)
(A Development Stage Enterprise)
STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

				Deficit
	Common Stock			Accumulated	Accumulated
				During	Other	Total
	Number		Additional	Development	Comprehensive	Stockholders'
	of Shares	Amount	Paid-in Capital	Stage	Income (Loss)	Equity (Deficit)
Shares issued to acquire 19% of New York Bagel Co., Inc.
and to pay organization costs of $125 on August 11, 1998
valued at par value of $0.0001 per share	5,000,000	$500	$5,591	$-	$-	$6,091
Issuance of common stock for $0.01 per share	500,000	50	4,950	-	-	5,000
Balance December 31, 1998	5,500,000	550	10,541	-	-	11,091
Two for one stock split on March 31, 1999	5,500,000	550	(550)	-	-	-
Net loss for year ended December 31, 1999	-	-	-	(2,994)	-	(2,994)
Balance December 31, 1999	11,000,000	1,100	9,991	(2,994)	-	8,097
Two for one stock split on March 17, 2000	11,000,000	1,100	(1,100)	-	-	-
Cancellation of shares March 2000	(15,000,000)	(1,500)	1,500	-	-	-
Issuance of common stock in consideration of directors	20,000	2	-	-	-	2
Stock dividend issued for 5.25 to one common stock share	29,835,000	2,983	(2,983)	-	-	-
Net loss for year ending, December 31, 2000	-	-	-	(9,474)	-	(9,474)
Balance, December 31, 2000	36,855,000	3,685	7,408	(12,468)	-	(1,375)
Issuance of common stock for legal services at $2.00 per share	5,000	1	9,999	-	-	10,000
Cancellation of shares	(26,355,000)	(2,635)	2,635	-	-	-
Issuance of shares in exchange for 11,413.700 share of common						-
stock of Cobratech Industries	5,999,591	600	1,686,297	-	-	1,686,897
Conversion of promissory notes into common stock	1,304,153	130	2,006,792	-	-	2,006,922
Net loss for year ending, December 31, 2001	-	-	-	(4,823,584)	-	(4,823,584)
Balance, December 31, 2001	17,808,744	1,781	3,713,131	(4,836,052)	-	(1,121,140)
Common stock issued as debt settlement	2,033,746	203	1,016,872	-	-	1,017,075
Common stock issued as debt settlement	1,020,879	102	257,715
Common stock issued in exchange for 7,160,000 common stock
shares of Sentry	500,000	50	109,950	-	-	110,000
Common stock issued for consulting services for $0.23 per share	100,000	10	22,990	-	-	23,000
Common stock issued as the contingent consideration in						-
connection with Cobratech	181,397	19	48,591	-	-	48,610
Warrants issued as compensation			33,000			33,000
Forgiveness of debt, related party	-	-	212,054	-	-	212,054
Foreign currency gain (loss)	-	-	-	-	22,359	22,359
Net loss for year ending December 31, 2002	-	-	-	(1,703,039)	-	(1,703,039)
Balance, December 31, 2002	21,644,766	2,165	5,414,303	(6,539,091)	22,359	(1,100,264)
Shares issued pursuant to debt settlement agreement	172,355	17	34,508	-	-	34,525
Warrants issued as compensation	-	-	25,000	-	-	25,000
Warrants issued in conjunction with promissory notes	-		104,236	-	-	104,236
Common stock issued in private placement at $0.30 per share	1,000,000	100	299,900	-	-	300,000
Foreign currency adjustment	-	-	-		37,291	37,291
Net loss for the nine months ending September 30, 2003	-	-	-	470,782	-	470,782
Balance, September 30, 2003 (unaudited)	22,817,121	$2,283	$5,877,947	$(6,068,309)	$59,650	$(128,430)

See the accompanying condensed notes.

CTI DIVERSIFIED HOLDINGS, INC.
(formerly Unique Bagel Co. , Inc.)
(A Development Stage Enterprise)
STATEMENTS OF CASH FLOWS
(Unaudited)

			Period from
			August 31, 1998
	Nine Months Ended		(Inception) to
	September 30,		September 30,
	2003	2002	2003
			Restated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(555,419)	$(1,735,973)	$(5,771,330)
Discontinued operations	1,026,201	-	(296,979)
	470,782	(1,735,973)	(6,068,309)
Adjustments to reconcile net loss
to net cash used by operating activities:
Depreciation	1,023	7,940	24,006
Warrants issued as compensation	25,000	-	58,000
Shares issued for service	-	-	33,000
Warrants issued for financing fees	104,236	-	104,236
Impairment of goodwill	-	-	3,290,217
Impairment of intangible assets	-	-	472
Impairment of equipment	7,193	-	7,193
Impairment of investments	-	934,197	560,850
Gain (loss)on disposition of assets	6,479	27,338	46,662
Loss of disposition of subsidiaries	-	-	-
Forgiveness of debt	-	-	(15,617)
Gain on sale of assets
Decrease (increase) in accounts receivable	(14,774)	224,213	(14,774)
Decrease (increase) in prepaid expenses	-	261	-
Increase (decrease) in accounts payable and accrued
liabilities	(1,124)	156,207	573,070
Net liabilities acquired on acquisition of subsidiary	-	-	(795,443)
Net cash provided (used) by operating activities	598,815	(385,817)	(2,196,437)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	-	(4,473)	(74,161)
Proceeds on sale of New York Bagel Co., Inc.	-	-	6,066
Investment in or advances to subsidiaries	-	(33,226)	-
Investment in or advances to Sentry Telecom Systems Inc.	-	-	(567,449)
Investment in notes receivable	(1,329,705)	-	(1,329,705)
Deposit on Synenco Energy Inc share purchase	(275,603)	-	(275,603)
Proceeds from sale of subsidiary	-	-	-
Proceeds from sales of assets	-	-	24,886
Discontinued operations	(758,720)	-	(758,720)
Net cash used in investing activities	(2,364,028)	(37,699)	(2,974,686)

CASH FLOWS FROM FINANCING ACTIVITIES:
Bank overdrafts	-	4,941	4,941
Proceeds from borrowing	1,536,071	341,555	4,167,746
Payments on notes payable	-	-	-
Proceeds (payments) on notes payable, related parties	(26,198)	76,071	717,158
Sale of stock	300,000	-	305,000
Net cash provided by financing activities	1,809,873	422,567	5,194,845

Effect of exchange rates	9,381	-	31,741
Net increase (decrease) in cash	54,041	(949)	55,463
Cash, beginning of period	1,422	949	-
Cash, end of period	$55,463	$-	$55,463

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Cash paid for interest and income taxes:
Interest expense	$169,597	$48,754	$218,351
Income taxes	$-	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Forgiveness of debt	$-	$-	$(212,054)
Stock issued for conversion of notes payable, amounts due to share holders
and accounts payable	$-	$-	$2,090,074
Shares allotted for debt settlement	$34,525	$-	$1,017,075
Stock issued on acquisition of subsidiary	$-	$-	$1,802,988
Stock issued as compensation	$25,000	$-	$58,000
Warrants issued for financing fees	$104,236	$-	$104,236
Shares issued for services	$-	$-	$33,000

See the accompanying condensed notes.

CTI DIVERSIFIED HOLDINGS, INC.
(Formerly Unique Bagel Co., Inc.)
(A Development Stage Enterprise)
CONDENSED NOTES TO THE FINANCIAL STATEMENTS
(Expressed in U.S. Dollars)

NOTE 1 – BASIS OF PRESENTATION

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

The accompanying unaudited consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future. The Company has no current source of revenue. The future of the Company as a "going concern" is highly dependent upon the Company's ability to attract new equity or debt financing. The Company currently has no revenue from operations, is in a start-up phase and has no significant assets, tangible or intangible. There can be no assurance that the Company will generate revenues in the future, or that it will be able to operate profitably in the future, if at all. The Company has incurred significant net losses in each fiscal year since inception of operations. In order to continue with its revised business plan, the Company will require additional equity or debt financing to fund its continued operations. There can be no assurance the Company will be successful in obtaining additional financing on favorable terms, if at all.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES

Principles of Consolidation
The consolidated financial statements only include the accounts of CTI Diversified Holdings, Inc., Cobratech Industries Inc. ("Cobratech"), and Sentry Telecom Systems Inc. ("Sentry"), both formerly majority owned subsidiaries, which were sold near the end of the third quarter and so are no longer reflected in the September 30, 2003 balance sheet.

CTI DIVERSIFIED HOLDINGS, INC.
(Formerly Unique Bagel Co., Inc.)
(A Development Stage Enterprise)
CONDENSED NOTES TO THE FINANCIAL STATEMENTS
(Expressed in U.S. Dollars)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES (continued)

Restatement and Reclassification
Certain prior year amounts in the accompanying financial statements have been reclassified to conform to the September 30,l 2003 presentation. The reclassification principally consists of revised reporting of operating results of Cobratech Industries Inc. (Cobratech) and Sentry Telecom Systems Inc. (Sentry), which was discontinued in September 30, 2003 and is not included in discontinued operations in the prior periods. However, in the current period, the operating results of Cobratech and Sentry have been reclassified as discontinued operations for all periods presented.

The Company adopted SFAS No. 144 effective August 1, 2001. Consequently, the operating results of Cobratech and Sentry which were disposed of at September 30, 2003 are included in discontinued operations. Assets and liabilities of Cobratech and Sentry are included in net liabilities of discontinued operations at December 31, 2002.

Fixed Assets
Fixed assets are recorded at historical cost.

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

At September 30, 2003, all of the Company’s computer equipment was completely impaired.

Loss per share
Loss per share is computed using the weighted average number of common shares outstanding during the period. Diluted loss per share is equal to the basic loss per share as the warrants to acquire 2,800,000 common shares that are outstanding at September 30, 2003 are anti-dilutive.

Discount on promissory notes
The discount on promissory notes is being amortized using the interest method. See Notes 6 and 7.

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

CTI DIVERSIFIED HOLDINGS, INC.
(Formerly Unique Bagel Co., Inc.)
(A Development Stage Enterprise)
CONDENSED NOTES TO THE FINANCIAL STATEMENTS
(Expressed in U.S. Dollars)

The carrying value of cash and cash equivalents, accounts payable and accrued liabilities, notes payable and due to shareholders approximate their fair values because of the short-term maturity of these instruments.

New Accounting Pronouncements Recent Accounting Pronouncements
In May 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity” (hereinafter “SFAS No. 150”). SFAS No. 150 establishes standards for classifying and measuring certain financial instruments with characteristics of both liabilities and equity and requires that those instruments be classified as liabilities in statements of financial position. Previously, many of those instruments were classified as equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company has not yet determined the impact of the adoption of this statement.

New Accounting Pronouncements Recent Accounting Pronouncements (continued)
In April 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (hereinafter “SFAS No. 149”). SFAS No. 149 amends and clarifies the accounting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”. This statement is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The adoption of SFAS No. 149 is not expected to have a material impact on the financial position or results of operations of the Company.

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

CTI DIVERSIFIED HOLDINGS, INC.
(Formerly Unique Bagel Co., Inc.)
(A Development Stage Enterprise)
CONDENSED NOTES TO THE FINANCIAL STATEMENTS
(Expressed in U.S. Dollars)

NOTE 3 – NOTES RECEVIABLE

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

The notes receivable consist of advances and accrued interest made to Flowray and Flowstar of $1,329,705. The advances bear interest at 5% per annum, and are secured by a general security agreement covering the assets of Flowstar and Flowray. Twenty-five percent of the advances are due on each of March 30, 2004, September 30, 2004, and March 30, 2005, with the balance plus accrued interest due on September 30, 2005.

NOTE 4 – NOTES PAYABLE AND LONG-TERM DEBT

The Company settled a portion its notes payable at the end of the third quarter.

The Company’s long-term debt of $1,536,071 consists of notes payable due to AHC Holdings Inc., ("AHC") a private company beneficially owned and controlled by a director of the Company. The loan has been structured as a borrowing facility, is unsecured and bears interest at 15% per annum. All advances are due on December 31, 2005. The Company granted AHC warrants to purchase 1,000,000 shares of common stock at a price of $0.15 per share in connection with the loan. See Note 7.

NOTE 5 – DUE TO SHAREHOLDERS

The Company periodically converts amounts due to shareholders to equity. Amounts due to shareholders consist of notes payable and bear interest at rates ranging from 7% to prime plus 5%, and are unsecured.

CTI DIVERSIFIED HOLDINGS, INC.
(Formerly Unique Bagel Co., Inc.)
(A Development Stage Enterprise)
CONDENSED NOTES TO THE FINANCIAL STATEMENTS
(Expressed in U.S. Dollars)

NOTE 6 – COMMON STOCK AND WARRANTS

Common Stock
During the nine month period ended September 30, 2003, the Company issued the following common stock:

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

In March the Company issued 143,035 shares of common stock to a former employee of Sentry as settlement of debt in the amount of $28,661 and 29,320 common stock shares were issued for payment of consulting fees of $5,864.

Warrants
In May 2003, the Company issued 1,000,000 share purchase warrants with an exercise price of $0.15 per share and an expiration date of May 2005. These warrants were issued to a current director of the Company, for financial assistance provided to the Company prior to him being a director or an employee.

As of September 30, 2003, the Company has issued the following warrants:

Number of warrants	Exercise price	Expiration date
1,000,000	$0.15	May 2005
1,500,000	$0.15	March 2006
300,000	$0.25	December 2006
2,800,000

NOTE 7 – COMMITMENTS

On January 27, 2003, the Company entered into an agreement with PGN Holdings Inc., under which PGN would lend CTI up to $250,000. The loan has been structured as a borrowing facility, is unsecured and all advances bear interest at 8% per annum. PGN has the right to convert all or any portion of the principal sum and accrued and unpaid interest outstanding into fully paid and non-assessable common shares of CTI on the basis of one share for each $0.50 of principal and interest outstanding. All advances, regardless of the date advanced, are due on January 1, 2004. As of September 30, 2003, the Company has not borrowed any funds under this facility.

CTI DIVERSIFIED HOLDINGS, INC.
(Formerly Unique Bagel Co., Inc.)
(A Development Stage Enterprise)
CONDENSED NOTES TO THE FINANCIAL STATEMENTS
(Expressed in U.S. Dollars)

NOTE 7 – COMMITMENTS (continued)

On March 28, 2003, the Company entered into an agreement with the Howard Group under which the Howard Group would provide an investor and financial relations program. In consideration for the full and adequate provision of these services, the Company agreed to pay the Howard Group $5,000 CDN per month until February 2004, and agreed to grant an option to acquire 200,000 shares of the Company’s common stock at an exercise price of $0.20 per share, expiring three years from the date of issue. On September 29, 2003, the Company cancelled the agreement with the Howard Group. At September 30, 2003, the option has not been granted.

On June 9, 2003, the Company signed an option agreement allowing the Company to purchase one million common shares of Synenco Energy Inc. (“Synenco”), a company involved in the potential development of an oil sands lease in the Athabasca Oil Sands area of northern Alberta, Canada. Under the terms of the option, the Company can acquire the Synenco shares upon payment in stages of five million Canadian dollars (approximately $3,700,000) by way of $3,800,000 CDN ($2,815,000) in cash and $1,200,000 CDN ($885,000) in Company stock at a price of $0.40 CDN per share (approximately $0.30 per share) commencing March 31, 2004. To date, the Company has paid $379,000 CDN ($275,603) as a non-refundable deposit toward the purchase of the Synenco shares.

As of July 2003, the Company is claimed to have entered into a “Strategic Business Services Agreement” with Business Consulting Group Unlimited (“BCG”) of San Diego, CA. As a part of that purported agreement, the Company is alleged to have been obligated to deliver $36,000 in free trading shares to BCG for the first six months at a pricing of $0.20 per share. The Company has denied it entered into a valid agreement with BCG, has nonetheless given notice of termination, and has refused to make any payments thereunder. Management of BCG has threatened suit; however, management of CTI believes meritorious defenses exist and if litigation commences, intends to resist vigorously.

As of July 1, 2003, the Company’s board authorized a deferred compensation plan (hereinafter “Plan”) for two officers (the President and CFO) and one director of the Company. Under the Plan, for the two year period commencing April 1, 2003 and ending March 31, 2005, in lieu of cash, the parties agreed to accept common shares at $0.20 per share (which was the fair market value at July 1, 2003). Under the plan, said Officers agreed that 100% of their fees would be paid in common stock shares. Their fees were set at $5,000 per month plus tax for the President and CFO and $2,500 plus tax for the director. If the officers or director declined for any reason to accept the shares, then no other salary for the period declined would be due and payable. Total shares in the amount of 1,800,000 common shares were to be issued and placed in escrow to be released at the option of said individual at not more than 1/24 of the total for each month of accrued service at the time of the release. All shares are to be registered under Form S-8 or other registration prior to delivery into escrow. In the event the Company for any reason terminates their services, the officers may continue to elect to receive the shares over the period as if employed. If the individual voluntarily terminates his services, the amount of total shares, times

CTI DIVERSIFIED HOLDINGS, INC.
(Formerly Unique Bagel Co., Inc.)
(A Development Stage Enterprise)
CONDENSED NOTES TO THE FINANCIAL STATEMENTS
(Expressed in U.S. Dollars)

NOTE 7 – COMMITMENTS (continued)

the fractional period remaining of 24 months, would be cancelled and returned to the Company, and the remainder can be withdrawn at the option of the officer or director.

As of September 2002, the Company approved a transaction with a legal services provider in recognition of a previous credit accommodation. The transaction provided for a direct grant of 100,000 S-8 registered common shares and an additional 100,000 shares in an S-8 registered common share warrants for five years at an exercise price of $.50 per share, with a cashless exercise feature (increase in share price applied to the warrant). As a part of the transaction, the party agreed to cap legal services costs at an agreed maximum from September 2003 to December 2004, amounting to a reduction of $100 US per hour. The Company did not obligate itself to any particular level of legal services over that period with that provider.

NOTE 8 – SUBESQUENT EVENTS

No material events occurred subsequent to the end of the third quarter which effect CTI.

NOTE 9 – RELATED PARTY TRANSACTIONS

The aggregate amount of expenditures made to parties, not at arm's length to the Company, consist of the following:

	Nine month	Nine month
	period ended	period ended,
	September 30,	September 30,
	2003	2002
Consulting fees paid or accrued to directors of the
Company (see Note 9 above)	$41,948	$32,576

Interest paid to shareholders and related parties	$169,597	$48,754

See Notes 6 and 7.

Management is of the opinion that the terms and conditions of the above noted related party transactions are consistent with standard business practice.

ITEM 2.     MANAGEMENT'S PLAN OF OPERATIONS

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

Prior to the end of January 2003, we were successful in converting approximately $1,000,000 of our outstanding debt to equity, secured new financing of approximately $1,400,000 through an unsecured loan (See Part II Item II), and adopted a new business plan. Our new mandate is to realize enhanced capital appreciation for our stockholders, by providing our expertise to emerging companies offering timely product solutions and/or strategic investment opportunities in the petroleum production and service industries.

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

On March 27, 2003 we announced our intention to proceed with our first acquisition. We entered into a Memorandum of Agreement dated March 27, 2003 with Flowray Inc. ("Flowray") and Flowstar Technologies Inc. ("Flowstar") under which we have advanced $1,840,000 CDN dollars or approximately $1,310,000 by way of a loan to Flowray and Flowstar for operating purposes. Flowray and Flowstar, as borrowers, have provided our Company with a promissory note for each advance. The borrowers have agreed to pay us interest on the promissory notes at the rate of 5% per annum, calculated monthly on the last day of each month, not in advance, from the date of each promissory note on the outstanding balance. The promissory notes are due as follows: 25% of the outstanding balance of the promissory notes on March 30, 2004, a further 25% on September 30, 2004, a further 25% on March 30, 2005, and the balance together with all accrued interest on September 30, 2005.

As security for the repayment of the promissory notes, Flowray and Flowstar have granted us a security interest in all of their present and after-acquired personal property. The President, director and a shareholder of each of Flowray and Flowstar, has agreed to postpone his rights as holder of security interests and security agreements on the personal property of the borrowers to all rights and security interests of the Company. Notwithstanding the postponement, he is entitled to repayment of shareholders loans up to $65,032 CDN (approximately $46,000) advanced previously to the borrowers, and reimbursement from the borrowers of expenses incurred in the ordinary course of business.

If we close this intended acquisition, $936,000 ($1,310,000 CDN) of the existing $1,310,000 ($1,840,000 CDN) loan to Flowray and Flowstar will remain as a loan. The balance of the loan, or $374,000 (or $530,000 CDN), will be applied to the purchase price for the acquisition of Flowray shares. In addition to the loan of $936,000, we have agreed to increase the loan by an additional $379,000 ($540,000 CDN), for a total loan of $1,315,000 (or $1,850,000 CDN). The loan will be secured by the general security agreement already signed by the borrowers and will bear interest at 5% per annum. The loan may be repaid depending upon the cash flow of Flowray and Flowstar and at the discretion of the boards of directors of the borrowers.

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

2.	the payment of an aggregate of $750,000 CDN dollars or approximately $532,000, to Flowray in consideration of the issuance of treasury shares to the Company;

3.	the payment of an aggregate of $1,000,000 CDN dollars or approximately $710,000 to the shareholders of Flowray in consideration of the transfer of certain of their shares of Flowray; and

4.
the issuance to the shareholders of Flowray and Flowstar of such number of additional shares of common stock of the Company equal in value to $500,000 CDN dollars or $355,000, calculated at the average market price for two months prior to the date of issuance and discounted by 20%.

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

Our plan over the next several months is to complete the Flowstar and Flowray acquisition on terms described previously. If we do complete, our company will require additional cash of $1,460,000 CDN dollars, or approximately $1,060,000 to fully complete the transaction. Cash payments are scheduled as follows:

$875,000	by December 31, 2003
$185,000	by January 15, 2004
$1,060,000

Additionally, we are currently experiencing a working capital deficiency of approximately $294,819. We have no remaining credit under the loan from AHC (See Part II, Item 2”). Our shortfall prior to operating requirements is therefore approximately $1,924,000. We also anticipate that we will require $30,000 monthly for corporate costs or $360,000 annually, for all of which we will need to raise additional funding.

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

Results from Operations – 2003 Compared to 2002

We incurred a net operating loss for the three quarters ended September 30, 2003 of $555,419 compared to a net loss of $1,735,973 for the comparable period in 2002 This loss includes general and administrative costs totaling $230,525 compared to $505,861 for the three quarters ended September 30, 2002.

The Company’s remaining operating costs for the period consisted primarily of legal and accounting fees relating to the preparation of the Company’s 10KSB, interest charges on its debt, the above noted consulting fees, and investor relations costs.

The Company had a loss from other items of $194,480 for the first nine months of 2003 compared to a loss of $1,049,816 for same period in 2002. Income from other items for the first three quarters of 2003 consisted primarily of interest earned on promissory notes. The loss of $1,049,819 in the same period of fiscal 2002 was primarily a result of a recorded impairment in the Company’s investments of $934,197 offset by interest income of $6,365.

Liquidity and Capital Resources – 2003 Compared to 2002

Since inception, we have been dependent on investment capital and debt financing from our shareholders as our primary source of liquidity. We have not generated any revenue or income from our operations. We had an accumulated deficit at September 30, 2003 of $6,068,309.

During the first three quarters of 2003, our cash position increased to $55,462 from $1,422. We had cash provided by operations of $598,815 in the first nine months of fiscal 2003 compared to a deficit of $385,817 in the same period of fiscal 2002. We also used $2,364,028 in investing activities in the first three quarters of 2003, which consisted of advances made and accrued interest charged to Flowstar for the period, as well as the deposit on the purchase of shares of Synenco Energy Inc. The net cash used in operating and investing activities was financed by $1,809,873 from financing activities, resulting in a net increase in our cash position for the period of $54,041. The cashflow from financing activities is primarily a result of loan advances made to the Company and the issuance of some common stock shares (see Part II, Item 2).

During the first three quarters of this year we issued stock valued at $34,525 in settlement of notes payable.

The Company had $1,803,975 in total liabilities at September 30, 2003 compared to $1,108,879 at the end of fiscal 2002. The increase is a result of loan advances made to the Company during the first part of 2003. The loan advances were used to fund working capital requirements of the Company as well as to advance $1,329,705 to Flowstar, and make a deposit on the purchase of Synenco shares of $275,603.

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

ITEM 5.     OTHER INFORMATION

On January 27, 2003, the Company entered into an agreement with PGN Holdings Inc., under which PGN would lend CTI up to $250,000 dollars. The loan has been structured as a borrowing facility, is unsecured and all advances bear interest at 8% per annum. PGN has the right to convert all or any portion of the principal sum and accrued and unpaid interest outstanding into fully paid and non-assessable common shares of CTI on the basis of one share for each $0.50 of principal and interest outstanding. All advances, regardless of the date advanced, are due on January 1, 2004. As of November 14, 2003, the Company has not borrowed any funds under this facility, and the facility has been cancelled.

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

On March 28, 2003, the Company entered into an agreement with the Howard Group under which the Howard Group would provide an investor and financial relations program. In consideration for the full and adequate provision of these services, the Company had agreed to pay the Howard Group $5,000 in CDN Funds per month to February 2004, and had agreed to grant an option to acquire 200,000 shares of the Company at an exercise price of $0.20 dollars per share expiring three years from the date of issue. As of June 30, 2003 this option has not been granted.

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

As of September, 2002 the company approved a transaction with a legal services provider in recognition of a previous credit accommodation. The transaction provided for a direct grant of 100,000 S-8 registered common shares and an additional 100,000 shares in an S-8 registered common share Warrant for five years at $.50 per share exercise price, with a cashless exercise feature (increase in share price applied to option). As a part of the transaction, the party agreed to cap legal services costs at an agreed maximum from September 2003 to December 2004, amounting to a reduction of $100 per hour. The company did not obligate itself to any particular level of legal services over that period with that provider.

On June 9, 2003, the Company signed an option agreement allowing the Company to purchase one million common shares of Synenco Energy Inc. (“Synenco”), a company involved in the potential development of an oil sands lease in the Athabasca Oil Sands area of northern Alberta, Canada. Under the terms of the option, the Company can acquire the Synenco shares upon payment in stages of five million CDN dollars (approximately $3,700,000) by way of $3,800,000 CDN ($2,815,000) in cash and $1,200,000 CDN ($885,000) in Company stock at a price of $0.40 CDN per share (approximately $0.30 per share) commencing March 31, 2004. To date, the Company has paid $379,000 CDN dollars ($275,603) as a non-refundable deposit toward the purchase of the Synenco shares.

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

The notes receivable consist of advances made to Flowray and Flowstar of $1,362,963 plus accrued interest of $19,560 ($26,405 CDN). The advances bear interest at 5% per annum, and are secured by a general security agreement covering the assets of Flowstar and Flowray. 25% of the advances are due on each of March 30, 2004, September 30, 2004, and March 30, 2005, with the balance plus accrued interest due on September 30, 2005.

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

Subsequent to the period of this Report the Company engaged in various trasnactions which were reported on Form 8-k. Please see the Form 8-K’s listed beleow under Item 6, which may be reviewed in their entirety on the SEC EDGAR site, or a copy of which may be onbtained from the Company.

On December 9, 2003 the Company filed a definitve proxy statement for shareholders approval by consent of proposed Amended Articles; the proposed Amendments have been approved by the Directors and have been filed in Delaware with a stated effective date of December 22, 2003. Management intends to file an 8-k in the immediate future respecting receipt of said Consent Approval by a majority of the shareholders.

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

3.2.1*	Bylaws/Articles of Cobra Energy Ltd., a British Columbia corporation, dated October 24, 1997 (Incorporated by reference to Exhibit 2.0 to the Company’s Form 10-KSB filed on April 17, 2001)

10.1*	Audit committee charter (incorporated by reference to the Company’s Form 10-KSB filed on April 29, 2003).

10.2*	Audit committee terms of reference (Incorporated by reference to the Company’s Form 10-KSB filed on April 29, 2003).

16.0*	David J. Maxwell Ltd - Letter re: Change in Certifying Accountant (incorporated by reference to the Company’s Form 10-KSB filed on April 17, 2001)

21.1*	Schedule of Subsidiaries of CTI Diversified Holdings, Inc. (incorporated by reference to Exhibit 21.1 to the Company’s Form 10-KSB filed on April 17, 2001)

23.1*	Consent of Moore Stephens Ellis Foster Ltd. Chartered Accountants (incorporated by reference to the Company’s Form 10-KSB filed on April 17, 2001)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Previously filed

(b) Reports on Form 8-K

April 29, 2003 reporting the loan from AHC, the loan to Flowstar and Flowray, the proposed transaction to acquire an interest in Flowstar and Flowray, the resignation of Mr. Donald Farnell, the appointment of Mr. John Anderson as President & CEO, and the appointment of Mr. Terry Mereniuk as CFO.

September 25, 2003 reporting a private placement under Regulation S of 1,000,000 Units at $3.0/Unit;

September 30,2003 reporting the spin off and sale of three subsidiaries;

October 2,2003 reporting the intention to change the name to Wescorp Energy;

December 18, 2003 reporting a change of accountants;

December 29,2003 reporting a private placement of 2,783,494 Units for $835,048.50 under Regulation S

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 2 day of January, 2004.

WESCORP ENERGY INC.

Date: January 2, 2004	By:	/s/ John Anderson

John Anderson, Chief Executive Officer and Director

	By:	/s/ Terry Mereniuk

Terry Mereniuk, Chief Financial Officer and Director