Form 10KSB
period 2003-12-31
WESCORP ENERGY INC
filed 2004-04-13
CIK 1069489

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2003 OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to ______________

Commission File Number 000-30095

WESCORP ENERGY INC.
(Exact name of registrant as specified in its charter)

Delaware	33-0921967
State or other jurisdiction of	(I.R.S. Employer
incorporation or organization	Identification No.)

8711 – 50 Avenue, Edmonton, Alberta, Canada T6E 5H4
(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code (877) 247- 1975 or (780) 482 - 4200

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
None	None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, par value $.0001 per share (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

The aggregate market value of voting stock held by non-affiliates of the registrant was $36,316,326 on March 31, 2004.

Number of shares outstanding of the registrant’s class of common stock as of December 31, 2003 was 25,600,615. Number of shares outstanding of the registrant’s class of common stock as of April 7, 2004 was 28,642,615.

Authorized share capital of the registrant as of February 17, 2004, was 250,000,000 common shares, par value of $0.0001, and 50,000,000 preferred shares, par value of $0.0001.

FORWARD LOOKING STATEMENT

THIS ANNUAL REPORT ON FORM 10-KSB CONTAINS PREDICTIONS, PROJECTIONS AND OTHER STATEMENTS ABOUT THE FUTURE THAT ARE INTENDED TO BE “FORWARD-LOOKING STATEMENTS” WITHIN THE MEANING OF SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED (COLLECTIVELY, “FORWARD-LOOKING STATEMENTS”). FORWARD-LOOKING STATEMENTS INVOLVE RISKS AND UNCERTAINTIES. A NUMBER OF IMPORTANT FACTORS COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE IN THE FORWARD-LOOKING STATEMENTS. IN ASSESSING FORWARD-LOOKING STATEMENTS CONTAINED IN THIS ANNUAL REPORT ON FORM 10-KSB, READERS ARE URGED TO READ CAREFULLY ALL CAUTIONARY STATEMENTS – INCLUDING THOSE CONTAINED IN OTHER SECTIONS OF THIS ANNUAL REPORT ON THIS FORM 10-KSB. AMONG SAID RISKS AND UNCERTAINTIES IS THE RISK THAT THE COMPANY WILL NOT COMPLETE ITS PROPOSED ACQUISITIONS OR ANY OTHER SUITABLE ACQUISITIONS, THAT ITS MANAGEMENT IS ADEQUATE TO CARRY OUT ITS BUSINESS PLAN AND THAT THERE WILL BE ADEQUATE CAPITAL; IN ADDITION, IF SAID ACQUISITIONS ARE COMPLETED THEY MAY BE UNSUCCESSFUL FOR TECHNICAL, ECONOMIC OR OTHER REASONS. IN ADDITION, THE FLOWSTAR/FLOWRAY PRODUCTS DO NOT HAVE SUFFICIENT DISTRIBUTION AS YET TO ENSURE PROFITABILITY. THE PRODUCTION ARRANGEMENTS WITH A LICENSEE MAY NOT PERMIT PROFITABLE SALES AND INSUFFICIENT PRODUCTION THEREWITH COULD CAUSE LOSS OF USE OF THE PRODUCTION PATENT AND COULD CURTAIL OR ELIMINATE FLOWSTAR/FLOWRAY BUSINESS. IN ADDITION, IF REGISTERED SHARES TO BE DELIVERED TO THE HOLDERS OF VASJAR TRADING CANNOT BE REGISTERED WITHIN THE TIMES REQUIRED, OR FOR OTHER REASONS ARE NOT ISSUED, THE SELLERS OF VASJAR MAY, AFTER 182 DAYS, ELECT TO TERMINATE THE VASJAR SALE WITHOUT NOTICE OR OPPORTUNITY TO CURE. THE ELLYCRACK TECHNOLOGY MAY NOT BE TECHNICALLY EFFECTIVE OR COST EFFECTIVE IN THE MARKETS TARGETED BY MANAGEMENT.

CURRENCIES

All amounts expressed herein are in US dollars unless otherwise indicated.

PART I

ITEM 1. DESCRIPTION OF BUSINESS. GENERAL

Wescorp Energy Inc. (referred to herein as “we”, “Wescorp”, “the Company” or “our Company”) has the goal of acquiring companies that provide oil and gas technologies and information services to the petroleum industry. The Company seeks to invest in companies that own or have rights to technology that has emerged beyond research and development and is essentially market-ready. In 2003 we converted $1,054,873, being a significant portion of our outstanding debt, to equity at $0.50 per share. In 2003 we secured loan advances totalling approximately CDN$2,000,000 (approximately $1,370,000) and completed equity financing totalling $1,135,048 at $0.30 per share and also adopted a new business plan. Management’s goal is to realize enhanced capital appreciation for our stockholders, by providing our Management’s financing capabilities and business development expertise to emerging companies offering timely product solutions and/or strategic investment opportunities in the petroleum production and service industries.

In early 2003, the Company changed its business focus to the oil and gas industry. This resulted in the Company first acquiring an equity interest in Synenco Energy Inc., a private North American exploration company having a significant heavy oil reserve base in Northern Alberta, Canada. Wescorp then entered into an agreement, as amended effective January 14, 2004, to purchase 100% of the outstanding shares of two companies, Flowstar Technologies Inc. (“Flowstar”) and Flowray Inc. (“Flowray”). We completed the Flowstar and Flowray acquisitions on March 31, 2004, and are in the process of acquiring other companies (Vasjar Trading) related to Flowstar (collectively, the “Flowstar Group”) in transactions scheduled to complete contractually by April 30, 2004. Transfer of the Vasjar shares however may be subject to the delivery of SEC registered shares by Wescorp (this issue is under discussion by Management and the timing of the delivery of the SEC registered shares is uncertain) and thus the actual delivery and receipt of the Vasjar shares may be several months from the date hereof, assuming such a registration, if required, can be effected. The Flowstar Group are involved in the natural gas flow measurement and service industry in North America. Based on preliminary sales of the Flowstar principal product, Management believes it is possible there may be significant sales opportunities world-wide. Flowstar is engaged in the measurement of gas flow. There are several applications for the use of this product, including;

  Plunger lift applications

  Well head production

  Coal bed methane

  Fuel gas

  Flare gas

In 2003, the Company also invested in shares of a private Norwegian based company, Ellycrack AS (“Ellycrack”). Ellycrack also granted the Company an option exercisable until June 1, 2005 to acquire exclusive rights to use Ellycrack’s high intensive catalytic cracking technology and intellectual property and to design, manufacture, market and sell products or systems derived from or utilizing Ellycrack’s technology in Canada, the United States and Mexico as separate licenses. Wescorp has agreed to purchase an additional 400,000 treasury shares of Ellycrack in exchange for the issuance of 300,000 shares of common stock to Ellycrack, which would increase Wescorp’s interest in Ellycrack to 13.15%. As part of this arrangement, Wescorp has entered into an option agreement with a principal of Ellycrack to purchase that number of his outstanding shares of Ellycrack which together with Wescorp’s other shares of Ellycrack will represent 25% of all outstanding shares of Ellycrack on a fully diluted basis at the time of exercise of the share purchase option for an additional $592,500, the option being exercisable until June 30, 2004.

History

Wescorp Energy Inc. (formerly CTI Diversified Holdings, Inc.) was incorporated under the laws of the state of Delaware on August 11, 1998 as “Unique Bagel Co., Inc.” On January 10, 2001 we changed our name to CTI Diversified Holdings, Inc. ("CTI") and pursuant to a Share Purchase Agreement effective February 16, 2001, we acquired 100% of the total issued and outstanding shares of Cobratech Industries, Inc. ("Cobratech"), a private company incorporated in British Columbia, Canada. Cobratech was engaged in providing North American IT, ISP, and ASP products and services for introduction and distribution into the Asian e-security, e-business and e-financial markets as well as providing consulting services for IT security. Cobratech conducted its operations primarily through Cobratech Industries Limited, (“CIL”) a 100% controlled subsidiary incorporated in Hong Kong. CIL also had 100% control over Cobratech Industries Japan Limited (“CIJL”), a company incorporated in Japan to conduct Cobratech’s operations in Japan. The Company had sought to position itself in Asian markets through the offices in Hong Kong, SAR, and Tokyo, Japan. In 2002, we had reached the decision to cease all of our Asian operations in Cobratech. It was apparent that our plan to introduce Cobratech’s planned products and services into Asia were no longer the viable opportunity it was earlier thought to be. On September 25, 2003, the Company sold its shares of Cobratech and wrote down our investment to $nil from $1,198,911 and recorded a provision for the costs of winding up operations of $200,000.

In May 2001, we entered into a Purchase and Sale Agreement with Sentry Telecom Systems, Inc. (“Sentry”) to purchase a 34% equity interest. In January 2002, we acquired 7,160,000 common shares (80%) of Sentry, directly from the founding shareholders of Sentry, in exchange for 500,000 shares of common stock of the Company. Including the 1,000,000 shares of Sentry that were received pursuant to the conversion of a deposit in 2001, we then owned 90.7% of the outstanding common stock of Sentry. The final purchase agreement provided for the immediate issuance of 150,000 shares of the Company and the release of the balance of 350,000 shares over a period of one year, subject to the completion of certain milestones which were subsequently never met.

In late 2002, we ceased to continue to fund the operations of Sentry as it was late in delivering product to market in the telecom sector. As a result of the working capital of both Sentry and the Company being totally depleted due to the fact that Sentry was unable to proceed with its plan of operations, the directors of Sentry resigned from their positions. The Company ceased to carry on the business of Sentry and subsequently wrote off the carrying value of the assets. The effect of these actions is reflected in the interim financial statements of our Company for the nine months ended September 30, 2002. On September 25, 2003, the Company sold the shares of Sentry held directly and indirectly, for nominal value.

OUR REVISED BUSINESS PLAN

In late 2002, it appeared to Management that the capital markets were no longer receptive to emerging high technology companies such as Sentry, and we consequently ceased Sentry’s operations; thereafter we began to revise our business plan to better position our Company to take advantage of what Management believed were positive trends in the oil and gas industry.

During 2003, we were successful in converting $1,054,873 of outstanding debt to equity, and raised approximately $2.53 million in new working capital through an unsecured loan of approximately $1.4 million and new equity financing totalling $1,135,042 (See Item 12 “Interest of Management and Others in Certain Transactions” which will be filed as an amendment hereto when the Company files in the near future the Items required as a part of Part III).

As noted previously, our new goal is to realize enhanced capital appreciation for our stockholders, by providing our Management’s expertise to emerging companies offering timely product solutions and/or strategic investment opportunities in the petroleum production and service industries. Although there can be no assurance of future success, our business plan is to invest primarily in companies or products where early stage product development has been completed. Early stage product development generally means any basic research surrounding a potential product or service and the development of working prototypes. This may enable us to minimize risks associated with early stage start-ups and reduce both the time frame and amount of capital required for commercialization of proposed products, with the goal of maximizing any potential return to our stockholders. We will generally seek to acquire a controlling or majority equity position to fully participate in the target company’s strategic business plan and corporate governance. We will contribute our Management’s business expertise to assist in the further development of the target company’s business and operations. We believe that a combination of our Management’s skills in conjunction with the target’s skills will maximize the probability of potential success. As this is a business plan in development, it is subject to modification and may be so modified at any time.

To December 31, 2003, the Company had no revenue from operations as we were in the start-up phase of the above business plan, and we had no significant assets, tangible or intangible, other than (as noted above) loans to the Flowstar Group, an investment in Ellycrack and a deposit on the purchase of shares in Synenco (See Actual and Proposed Acquisitions below). Subsequent to the 2003 year-end, the Company completed the purchased of 100% of the shares of Flowstar and Flowray and negotiated the pending purchase of a group of companies related to Flowstar and Flowray, all of which are involved in the gas flow measurement and service industry in North America. With the consolidation of the Flowstar operations with Wescorp in the 2004 fiscal year, it is anticipated that the Company will have operating income in 2004. However, given the uncertainty in the oil and gas industry, there can be no assurance that we will generate significant revenues in the future, or that we will be able to operate profitably in the future, if at all. We have incurred significant net losses in each fiscal year since inception of our operations.

We are currently experiencing negative cash flows from operations. We anticipate that this will change over time, after the completion of the acquisition of the Flowstar group of companies. In order to finance the future operations of the Flowstar group, and to continue with our revised business plan, we will require additional equity or debt funding during the second quarter of the 2004 year-end. To the date of this report, the Company has raised approximately $2.48 million in equity financing toward this goal. Without the successful closing of the balance of the planned equity financing, or another infusion of new capital, the Company will not be able to maintain current operations beyond these periods. Such transactions may have a negative or depressing effect on the trading prices for our publicly-traded common stock.

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

Our Company's future opportunities for success greatly depends on the continued employment of and performance by senior management, including the successful hiring of a permanent Chief Executive Officer experienced in the oil and gas industry, and key personnel at potential target companies. We would be materially adversely affected if one or more of the senior management team do not continue to perform in their present positions, if we are unable to hire an experienced President and CEO, or if we or potential targets are unable to hire and train a sufficient number of qualified management, professional, technical and regulatory personnel.

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

Farnell, and Mr. Terry Mereniuk was appointed Chief Financial Officer. On April 24, 2003, Mr. Anderson was appointed Secretary/Treasurer.

ACTUAL AND PROPOSED ACQUISITIONS

For purposes of the following discussion regarding a corporate acquisition, unless otherwise stated, we are assuming a currency conversion rate of 1 Canadian Dollar being equivalent to $0.75 US Dollars. This is the approximate exchange rate as of the date of this report.

A. Flowstar and Flowray

Terms of Acquisition of Flowstar and Flowray

On March 31, 2004, Wescorp, through our Alberta subsidiary 1049265 Alberta Ltd., completed the acquisition of 100% of the outstanding shares of Flowstar and Flowray in consideration of cash payments to the selling shareholders totaling CDN$550,000 pursuant to the share purchase and subscription agreement dated June 9, 2003 as amended effective January 14, 2004. The acquisition was made retroactively effective as of January 14, 2004 as that was the date when Wescorp tendered its consideration as a good faith deposit to effect the proposed amended acquisition agreement.

Related Agreements to Acquire 100% of Vasjar Trading Ltd.

In connection with the acquisition of Flowstar and Flowray, Wescorp has also entered into share purchase agreements dated effective January 14, 2004 pursuant to which Wescorp’s 100% owned subsidiary, 1049265 Alberta Ltd. will acquire 100% of the outstanding shares of Vasjar Trading Ltd. (“Vasjar”), a British Virgin Islands corporation, Vasjar in turn owns 100% of the outstanding shares of Quadra Products International Inc. (“Quadra”) and Flowstar International, Inc. (formerly Penta Energy Products Inc.) (“Flowstar International”), both of which are Barbados corporations. {Pursuant to an agreement dated as effective August 30, 2003, Flowray had transferred to Quadra all of its intellectual property rights, including rights to the technology related to the DCR 900 system described below, in consideration of a promissory note in the principal amount of CDN$600,000 without interest. The promissory note is now the sole asset of Flowray}.

The acquisition of Vasjar is expected to be contractually concluded in April, 2004; the exchange of shares (and thus actual ownership of and consolidation with Wescorp) may however be delayed. This is due to issues related to the Company’s ability to issue SEC registered shares in a timely manner. These issues are under discussion between Management and Vasjar principals. In consideration of the purchase of all the outstanding shares of Vasjar from two shareholder entities (in which the selling shareholders of Flowstar/Flowray have interests), Wescorp will issue shares to said shareholders of Vasjar each as to 50% as follows:

(a) an aggregate 2,400,000 shares of common stock of the Company on or before April 30, 2004 (subject to a penalty of 10% additional shares if the shares are issued after that due date); and

(b) up to an aggregate 2,600,000 additional shares of common stock of the Company to be issued in stages as follows:

Stage One. On or before April 1, 2005, Wescorp will issue from 480,000 to 600,000 additional shares based on sales achieved in the 2004 calendar year; the lower figure being if sales are less than $3,000,000, and the upper figure being if sales are more than $3,750,000. Shares are required to be registered at delivery.

Stage Two. On or before April 1, 2006, Wescorp will issue from 800,000 to 1,000,000 additional shares based on sales achieved in the 2005 calendar year; the lower figure being if sales are less than $4,500,000 and the upper figure being if sales are more than $7,500,000. Shares are required to be registered at delivery.

and

Stage Three. On or before April 1, 2007, Wescorp will issue from 800,000 to 1,000,000 additional shares based on sales achieved in the 2006 calendar year; the lower figure being if sales are less than $6,000,000 and the upper figure being if sales are more than $11,250,000. Shares are required to be registered at delivery.

Any Wescorp shares not earned in a particular calendar year because the sales did not achieve the upper sales target will be carried over and added to the shares to be issued in the next calendar year, subject to achievement of the next year’s escalating sales volumes.

If Wescorp fails to deliver any of the Stage 2 shares, Wescorp will be subject to a penalty of 10% additional shares to be issued to the Vasjar shareholders each month of delay, with a cumulative provision. If any of the Wescorp shares to be issued to the Vasjar shareholders have not been delivered for a period of 182 days after the applicable due date, the Vasjar shareholders may at their option terminate the share purchase agreements, without notice or prior opportunity to cure. Wescorp has agreed to pledge to the Vasjar shareholders all the Vasjar shares as security to guarantee Wescorp’s performance under the share purchase agreements.

If Wescorp sells any of its Vasjar shares to any third party, all shares of Wescorp due to, and to be due to, the Vasjar shareholders must be issued by Wescorp.

Original Terms of Acquisition of Flowstar and Flowray

The Company had originally agreed to acquire up to 51% of the shares of Flowstar and Flowray by way of transfer of previously issued shares from the shareholders and by purchase of shares from the treasury of Flowray. The consideration originally to be paid by Wescorp pursuant to the acquisition included:

1.
the issuance on the first closing of an aggregate 750,000 shares of common stock of the Company to the Flowstar shareholders at a deemed price of $0.13 per share in exchange for the transfer of 51% of the outstanding shares of Flowstar;

2.	the payment by the Company of an aggregate CDN$750,000 cash to Flowray in consideration of the issuance of treasury shares to the Company;
3.	the payment by the Company of an aggregate CDN$1,000,000 cash to the Flowray shareholders in consideration of the transfer of certain of their shares of Flowray; and
4.
the issuance on or before January 15, 2004 to the Flowray shareholders of such number of additional shares of common stock of the Company equal in value to CDN$500,000 calculated at the average market price for two months prior to the date of issuance and discounted by 20%.

The acquisition of 51% of Flowstar and Flowray was to complete in stages, with each stage being subject to fulfillment of certain closing conditions. We were required to make cash payments in instalments on or before certain deadlines over the period ending January 15, 2004. All shares of common stock to be issued to the shareholders were to be registered or qualified for sale under applicable securities laws within 120 days of the date of issuance.

Wescorp had also agreed to advance to Flowstar and Flowray up to CDN$1,500,000 by way of loan (see Loan Advances to Flowstar Group below). All loan advances are secured by a general security agreement signed by the borrowers in favour of the Company and bear interest at 5% per annum. The loan was to be repaid depending upon the cash flow of Flowstar and Flowray and at the discretion of their boards of directors. See discussion below for particulars regarding the amended terms and conditions of the interim loan advanced by Wescorp to Flowstar and Flowray.

Pursuant to the terms of the original share purchase agreement prior to amendment, upon the Company acquiring 51% of the issued shares of Flowstar and Flowray, the Company had the right and option to purchase the remaining 49% of the issued shares of Flowstar and Flowray from the shareholders at the fair market value, based on a valuation prepared by an independent certified business valuator. Wescorp’s option to purchase the remaining 49% was exercisable at any time without an expiry date. If the shareholders received an offer from a third party to purchase their remaining 49% interest in Flowstar or Flowray, the Company had the right of first refusal to purchase the 49%interest on the same terms as the offer.

The amendment to the share purchase agreement provided for the purchase by the Company of 100% rather than only 51% of the outstanding shares of Flowstar and Flowray. All share issuances to the shareholders proposed as part of the original consideration for 51% of Flowstar and Flowray were eliminated under the amendment to the Share Purchase Agreement and the consideration changed to cash only. We acquired all the issued and outstanding shares of Flowstar and Flowray for a total of CDN$550,000 cash, which represents a reduction of CDN$1,200,000 from the original cash component of the purchase price for only 51%. Part of the reason for amending and reducing the purchase price paid by Wescorp for the acquisition of Flowstar and Flowray was that Wescorp was to acquire, in a separate acquisition to close on or before April 30, 2004, the technology originally owned by Flowray and now owned by Quadra (a subsidiary of Vasjar), as described above.

All funds paid by Wescorp in excess of the final reduced purchase price of CDN$550,000 for 100% of Flowstar and Flowray will remain a loan repayable to Wescorp on terms described below.

Loan Advances to Flowstar Group

We entered into a Memorandum of Agreement dated March 27, 2003 with Flowray Inc. ("Flowray") and Flowstar Technologies Inc. ("Flowstar") under which we have advanced $2,360,000 Canadian dollars (approximately $1,708,991 using the historical exchange rates at the times the advances were made) by way of a loan to Flowray and Flowstar for operating purposes. Approximately CDN$2,160,000 (approximately $1,648,296) plus US$195,000 is owed as at March 31, 2004.

Flowray and Flowstar, as borrowers, have provided our Company with a promissory note for each advance. The borrowers had originally agreed to pay us interest on the promissory notes at the rate of 5% per annum, calculated monthly on the last day of each month, not in advance, from the date of each promissory note on the outstanding balance. The promissory notes were originally due as follows: 25% of the outstanding balance of the promissory notes on March 30, 2004, a further 25% on September 30, 2004, a further 25% on March 30, 2005, and the balance together with all accrued interest on September 30, 2005.

As security for the repayment of the promissory notes, Flowstar and Flowray have provided the Company with a general security agreement dated March 27, 2003, which grants the Company a security interest in all of the present and after-acquired personal property of the borrowers. The Company's security interest has been registered under the Personal Property Security Act (Alberta) as a first charge and lien on all of the borrowers’ personal property and remains in effect. The President, director and a shareholder of each of Flowray and Flowstar has agreed to postpone his rights as holder of security interests and security agreements on the personal property of the borrowers to all rights and security interests of the Company.

As of January 14, 2004, the Company and Flowstar and Flowray amended the Memorandum of Agreement dated March 27, 2003. The promissory notes now accrue interest starting six months from the date the funds were advanced at the rate of 5% per annum, calculated monthly on the last day of the month, not in advance, on the outstanding balance owing on the promissory notes until the full amount owing on the promissory notes, including interest, is paid in full. However, upon amendment to the terms of the loan agreement effective January 14, 2004, Management decided to forgive the interest on the notes for the 2003 year. Interest accrued in 2004 will be payable quarterly commencing September 30, 2004. The original due date of the promissory notes has been extended such that the notes are now due and payable five years from the date each promissory note was or is signed. If the parties fail to agree on the due date, then the promissory notes will be due and payable five years from January 14, 2004. In the event of the sale or disposition of all the shares of either of the Flowstar Group to an unrelated third party, then the promissory notes will become due and payable forthwith on demand.

Upon the amendment to the Memorandum of Agreement regarding the loan effective January 14, 2004, $1,310,709 ($1,810,000 CDN) of the existing $1,708,991 ($2,360,000 CDN) loan to Flowray and Flowstar remained as a loan. The balance of the loan, or $398,282 ($550,000 CDN) as at January 14, 2004, was applied to the purchase price for the acquisition of Flowray shares. In addition to the loan of $1,310,709, Wescorp expects to fund the growing operations of Flowstar into the future until it is self-sufficient. The exact amount of the anticipated future funding needed for Flowstar is not known at this time. Any future advances will be secured by the general security agreement already signed by the borrowers and will bear interest at 5% per annum. The interest may be waived at the discretion of the board of directors. The loan may be repaid depending upon the cash flow of Flowray and Flowstar and at the discretion of the boards of directors of the borrowers. There are limited assets in Flowstar and Flowray with which to repay loans made by Wescorp. Flowstar will depend on profits from its sales as a source for repayment, and Flowray from such amounts as it may collect on its $600,000 promissory note received from Quadra. Quadra will become our indirectly controlled and indirectly wholly owned subsidiary when the Vasjar transaction is fully effected (see the discussion above).

Source of Proceeds to Company for Loans made to Flowray and Flowstar

We obtained the funds that were advanced to Flowray and Flowstar through equity financings and a loan from AHC Holdings Inc., a private Alberta company wholly owned by Comeau Industries Ltd., of which Mr. Alfred Comeau, a director of our Company, is the majority shareholder. Under the terms of a loan agreement, AHC agreed to make available up to $2,000,000 Canadian dollars or approximately $1,370,000. This was fully funded in the 2003 fiscal year and $150,000 was repaid to AHC during the first quarter of 2004. All advances under the loan are secured by promissory notes. We have agreed to pay interest to AHC at the rate of 15% per annum, compounded semi-annually, and paid annually on or before March 31. The principal and all accrued and unpaid interest are due on December 31, 2005. As a bonus for the loan, we issued AHC a warrant to purchase up to 1,000,000 shares of our common stock exercisable at a price of $0.15 per share until March 6, 2006. We also issued a warrant to Terry Mereniuk, of Edmonton, Alberta, for his services to the Company in facilitating the loan from AHC. The warrant entitles Terry Mereniuk to purchase up to 500,000 shares of our common stock exercisable at a price of $0.15 per share until March 6, 2006.

On March 5, 2003, we appointed both Alfred Comeau and Terry Mereniuk to our Board of Directors. On April 9, 2003 Mr. Mereniuk was appointed Chief Financial Officer of our Company.

Business of Flowstar and Flowray

Flowray and Flowstar are private companies incorporated in Alberta, Canada. Since inception, Flowray has been developing a new system for measuring the flow of gas at the wellhead. This system is known as the Digital Chart Recorder or “DCR-900”. The DCR-900 system consists of a turbine based flow measurement signal generating device, temperature and pressure probes and a flow computer, which performs all of the corrected flow calculations. In 2003, this system received approval from the Canadian Standards Association (CSA) and also received independent verification of accuracy from Southwest Research Institute in Houston Texas.

Flowstar successfully field-tested the product in 2003. Units were commercially sold in the 2003 year, and were installed in various customer applications.

By License Agreement dated December 6, 2001, Flowray granted Flowstar the non-exclusive worldwide license to use Flowray’s technology relating to certain flow meters and to manufacture market and sell products derived from the technology, including three major product lines used in measuring and recording natural gas flow. Flowstar has secured the license in exchange for a 10% royalty on sales to be paid to Flowray. Flowstar also represents and distributes independent third party products, and seeks to position itself to be a leading supplier of flow measurement equipment to the petroleum industry. Flowstar and Flowray are now wholly owned subsidiaries of Wescorp.

Flowray and Flowstar currently have no significant tangible assets. Flowray transferred all of its intellectual property rights and technology to Quadra as discussed above. As a result, Flowstar will now need to secure an agreement with Quadra or an affirmation of the agreement with Flowray to utilize its Flowray license. Upon completion of the Vasjar acquisition, Quadra will become a wholly owned subsidiary of Wescorp. Management intends to secure the appropriate licenses in the next several weeks, whether or not the acquisition closes as scheduled in April, 2004, or some later date. The intellectual property assets include a US provisional patent application filed on or about March 3, 2003 for the technology used in the DCR-900 system. Quadra also holds the intellectual property for liquid based totalizers, burner igniters, and windows based gas flow calculation software, all of which Flowstar markets. Flowstar also markets a line of liquid turbines for which there is no intellectual property, as the patents expired long ago.

Flowray has, pursuant to a Letter of Intent, given a private Canadian company, a right of first refusal to engineer, supply or manufacture the DCR-900 product according to Flowray's specifications. This company has agreed to manufacture the DCR 900 for the material costs plus labor costs plus a management fee (adjusted for inflation annually). An additional fee is payable by Flowstar to this company for each unit sold using the technology, wherever it is made This company provides a technology which is incorporated in the design of Flowray's DCR-900 system. Details of this company’s technology will be provided to a mutually agreeable trust agent, to be held in escrow and not disclosed to Flowray, except in certain specific circumstances, designed to protect Flowray.

Flowray has also granted this company an irrevocable, exclusive license to use Flowray's technology related to differential pressure orifice plate system flow measurement, in oil field production well testing. The license will permit this company to manufacture, market, and sell flow measurement products, or sub-license or assign these rights, in markets other than turbine based flow measurement. The term of this license will continue for the life of Flowray’s patent. If Flowray fails to purchase a minimum number of 100 units for the first two years, 200 units in year three and 300 units per year thereafter, then this company’s license to use Flowray's technology will be extended to its entire subject matter without any restriction on the market. If Flowray is declared bankrupt, Flowray has agreed to assign to this company all its rights to the flow measurement technology, including patents and patent applications. If either of these two conditions should occur, Flowray would lose all rights to use the technology granted to this company and the Flowstar/Flowray business unit would likely cease. Flowray also granted this company a non-exclusive distributorship for the DCR-900 product.

Quadra has no other assets aside from the intellectual property transferred to Quadra by Flowray. When the acquisition of Vasjar is concluded, scheduled for April 2004, but whose date is uncertain, Wescorp will own all the proprietary technology originally owned by Flowray related to the DCR 900 system and other products. Quadra is planning to grant Flowstar International a license to use the technology and to manufacture market and sell products derived from the technology, including the DCR 900 system, in all jurisdictions worldwide except Canada. Flowstar International plans to also own all the outstanding shares of a United States company named Flowstar USA, Inc., which will hold the rights to manufacture market and sell the DCR 900 system in the United States. Flowstar’s current worldwide license is to be amended so that Flowstar will retain the rights to manufacture market and sell the DCR 900 system only in Canada. The timing and execution of these plans will depend on the delivery and acceptance of Wescorp shares to the Vasjar shareholders, a subject currently being discussed by the parties, or an acceptable interim license arrangement.

B. Ellycrack AS

Pursuant to a letter of intent dated February 10, 2004 Ellycrack AS (“Ellycrack”), of Florø, Norway, has granted Wescorp or its subsidiary options to acquire three separate exclusive territorial licenses in Canada, the United States and Mexico to make, use, copy, develop and exploit Ellycrack’s technology and intellectual property and to design, manufacture, market and sell products or systems derived from or utilizing Ellycrack’s technology or sublicense others to do the same in each territory. Wescorp may exercise the option to acquire a license for any or all of the three territories on or before June 1, 2005, failing which the option will expire. The term of each license for which the Company has exercised the option will be 20 years from the date of execution of the formal license agreement and/or the lead time of granted or new patents related to the technology, with a ten year renewal provision. The license is terminable for failure to pay royalties, insolvency or bankruptcy, dissolution or liquidation of either party, or other uncured material breaches. Upon execution of a formal license agreement, Wescorp will pay Ellycrack a one-time non-refundable license fee of $750,000 for territorial license. Wescorp will also pay Ellycrack a royalty equal to 6% of Wescorp’s sales of products or systems derived from or utilizing the technology in the applicable territory, payable within 90 days of Wescorp’s financial year end.

Ellycrack has developed what is believed to be a cost effective technology in which heavy oil can be upgraded to a “lighter” more commercially saleable oil in a highly intensive cracking process which could be located directly at the oil field. By upgrading the oil in the field, it would allow oil companies to eliminate on-site storage tanks as well as the costly process of transporting the oil great distances to an upgrader. The oil could be transported directly to a refinery for refining into ordinary petroleum products.

While the Ellycrack process appears to us to have promise based on test results on certain crude oil samples provided by it, Management believes that test results and cost feasibility is required for various samples of crude taken from various sites in Canada and elsewhere in our North American market in order to assess the feasibility of the use of Ellycrack technology to our market. We have conducted a set of tests recently on various samples of Canadian crude oil and are analyzing the results therefrom.

Wescorp has purchased from treasury an aggregate 228,800 shares of Ellycrack representing 5.2% of Ellycrack's outstanding shares, in consideration of $100,000 that was paid in two instalments of $50,000 on December 29, 2003 and February 2, 2004. Wescorp has also agreed to purchase an additional 400,000 treasury shares of Ellycrack in exchange for 300,000 shares of common stock of Wescorp to be issued to Ellycrack, which would increase Wescorp’s equity interest to 13.15% of Ellycrack.

As part of this arrangement, pursuant to a share purchase option agreement dated February 10, 2004, Olav Ellingsen, a principal of Ellycrack, has granted to the Company an option to purchase that number of shares of common stock of Ellycrack now owned or to be owned by Mr. Ellingsen which together with Wescorp’s other shares of Ellycrack will represent up to 25% of the outstanding common voting shares of Ellycrack on a fully diluted basis at the time of exercise of the share purchase option. The option is exercisable until the later of June 30, 2004 and the date that is four months after the date of completion of the Company’s testing of Ellycrack’s technology. The purchase price for these Ellycrack shares will be approximately $592,500, which is equal to 11.85% of the total market value of $5,000,000 in respect of all the outstanding shares of Ellycrack as at June 30, 2004 as mutually agreed by the parties. That is, we may acquire the additional shares amounting to a 25% total interest in Ellycrack based on the capitalization agreed as of June 30, 2004 for an additional cash consideration of approximately $592,500. Upon exercise of the share purchase option by the Company, Mr. Ellingsen will, as long as he is a shareholder of Ellycrack, vote his Ellycrack shares to elect one representative of the Company to Ellycrack’s Board of Directors.

C. SYNENCO

Terms of Proposed Acquisition of Shares of Synenco

On June 9, 2003 the Company signed an option agreement allowing the Company to purchase 1,000,000 previously issued common shares of Synenco Energy Inc. ("Synenco") from PGN Holdings Inc., a shareholder of Synenco. Synenco is a company involved in the potential development of an oil sands lease in the Athabasca Oil Sands area of northern Alberta, Canada. Under the terms of the option, the Company can acquire the Synenco shares upon payment of $3,700,000 by way of $2,815,000 in cash and $885,000 ($0.30 per share) in Company stock commencing March 31, 2004. To date the Company has paid $350,463 which has been recorded as an investment. The option expired on March 31, 2004, but the parties are negotiating an extension of the term of exercise of the option and the terms and conditions of purchase of additional shares of Synenco.

PRODUCTS AND SERVICES

As noted above, the Company’s focus changed considerably in 2003. Our business plan is threefold: (i) We intend to invest primarily in companies or products where early stage product development has been completed (where early stage product development means any basic research surrounding a potential product or service and the development of working prototypes). This is intended to the minimize risks associated with early stage startups, to reduce both the time frame and amount of capital required for commercialization of proposed products, and thus maximize any potential return to our stockholders. (ii) We also intend to acquire a controlling or majority equity position to fully participate in the target company’s strategic business plan and corporate governance. (iii) And finally, we hope to contribute our business expertise to assist in the further development of the target company’s business and operations. We believe that a combination of our skills in conjunction with the target’s skills will maximize the probability of potential success.

We anticipate that all future business and research and development activities will be carried out by all of our potential target acquisitions, including Flowstar and Flowray. Consequently, all products and services to be offered by Wescorp will be conducted through our investments in our majority or minority owned subsidiaries. Based on our known current plans, in 2004, it is management’s intention to offer the DCR-900 and related units for sale and service in the US, Canada and throughout the world. The exact manner by which this is to be executed is currently under review by Management.

Finally, in all likelihood some of our activities will incur costs for environmental compliance, because our intended business focus is on the oil and gas industry. We have not yet fully assessed this aspect of our business.

As noted, there are arrangements between Flowstar and Flowray for licensing and production, as well as between Flowray and a private company, and we will need production licensing and other agreements executed with the Vasjar group. Flowstar management has identified alternative sources of supply for all critical components and services in the long term. We currently rely on one supplier for a major finished supply part of our Flowstar units, replacement of which may be difficult.

COMPETITION

Any competition experienced by our Company would be through our potential target companies, including Flowstar and Flowray, once the acquisition is completed. Current and anticipated competition for Flowstar and Flowray include the following:

1.
Wireless Matrix Corporation – offers remote data management hardware and services. Does not provide remote terminal units currently, but does offer the interface between the remote terminal units and the communication network along with a data manager and a web-based interface for displaying data.

2.
Barton Instrument Systems – have developed devices for the measurement of pressure, flow, temperature and level. Their solution is targeted at a broad spectrum of applications including oil and gas production and pipelines.

3.
Metrix Networks – offers hardware, software and wireless communications products used in remote monitoring. These devices are capable of measuring, interpreting, sending and displaying data but several pieces of equipment are needed to put together a complete system.

4.
Emerson Process Management – also has a wide range of products for the measurement of pressure, temperature, and flow, sold under various brand names (Brooks Instrument, Daniel, Micro Motion and Rosemount).

5.
Zed.i Solutions – since October 2001, have offered a comprehensive start-to-finish solution for collecting and delivering well measurement data from the well head through to the end user. Their package also includes a monthly service fee.

6.	Thermo Electron Corporation – developed a system similar to Zed.i Solutions. Their unit is capable of capturing data and transmitting it over a network back to the end user.

The petroleum service industry is populated with many specialized companies providing a host of services to producing companies. Many of these companies are significantly larger than our company, with far greater financial resources and widely accepted product and service offerings.

We have not yet concluded a competition assessment for the Ellycrack opportunity as we are considering the recent tests results thereof and cost effectiveness. With respect to our heavy oil opportunity, cost of extraction and delivery versus the market prices for equivalent oils at that time will affect competitiveness.

There can be no assurance that we will be successful in meeting any competition for any new future product and service offerings we may acquire or develop, or that we can successfully differentiate our offerings.

EMPLOYEES

We currently have nine employees of Flowstar, plus our executive officers. Mr. John Anderson, our President & CEO, and Mr. Terry Mereniuk our CFO, currently devote approximately 70% and 70% of their time to our business respectively, as we are progressing on the development of our revised business plan. We anticipate that this will continue to increase as we further develop our business plan and examine more business opportunities.

We have not concluded an employee assessment for the Ellycrack opportunity; however, as we grow, there will be a need to hire additional employees and consultants. There can be no assurances that we will be successful in attracting and retaining these required additional employees. Any delay in hiring these people could have a significant impact on our ability to complete the development of our business. The competition is intense for qualified executive and technical personnel and there can be no assurance that we will be successful in hiring the right individuals.

All of our past employees and consultants have executed non-disclosure agreements, and we maintain an ongoing policy that all new employees and consultants are required to execute our non-disclosure agreement prior to commencing work on our behalf.

INTELLECTUAL PROPERTY

We currently do not hold any intellectual property. However, Wescorp will be acquiring intellectual property that is currently in Quadra upon the successful completion of the acquisition of Vasjar as describe in Item 1.A under the heading Flowstar and Flowray. Quadra’s intellectual property includes a United States Provisional Patent filed by Flowray for a digital gas flow measurement and recording device. Given the nature of our revised business plan, it is likely that a potential target company will directly hold intellectual property, which may consist of patents, licences, copyright, industrial designs, drawings or other proprietary rights to the product or service. We expect research and development to be a significant expense item for both Flowstar/Flowray and Ellycrack (if exercised), but have not yet progressed sufficiently on our business plan to estimate the amounts required.

REGULATORY

As at our fiscal year end, we are not subject to any regulatory matters related to our business. This will change with the acquisition of Flowstar and Flowray, as we will be subject to the various legal and regulatory guidelines affecting the sale and service of oil and gas products in the US, Canada and elsewhere. Any potential acquisition of a target company or interest in a target in the oil and gas industry will be subject to standardized safety tests and must be certified as explosion proof prior to commercialization of any product. These tests are conducted by the Underwriters Laboratory, and if in Canada, the Canadian Standards Association. Any potential product that is involved in the measurement of flows or quantities of natural gas or petroleum liquids or products will also likely be subject to certification by regulatory authorities to ensure that the product accurately measures quantities in a production setting. In addition, any other potential acquisition of a target company or interest in a target in the oil and gas industry or in any related industry will be subject to the same and possibly additional rules and regulations.

ITEM 2. PROPERTIES

Principal Business Offices

Concurrent with the adoption of our revised business plan, we relocated our offices to 8711 – 50 Avenue, Edmonton, Alberta, Canada T6E 5H4. We currently occupy approximately 750 square feet and the premises are rent-free, as they are also the offices for Flowstar. Flowstar has entered into a lease for approximately 4,835 square feet of office space in Edmonton, Alberta for a term expiring January 30, 2005 at monthly rent of Cdn $3,390 (approximately $2,587). As we proceed with the further implementation of our business plan, we will likely relocate to larger premises under a commercial lease arrangement. There are no plans for this currently.

Neither Wescorp nor the Flowstar Group has any plant or equipment. Wescorp has minimal equipment for the operation of our office.

We do not intend to invest in real estate but may acquire interests in oil and gas properties.

ITEM 3. LEGAL PROCEEDINGS.

Wescorp, along with Cobratech, have been sued in the Supreme Court of British Columbia, Canada by Rajesh Taneja, an ex-contractor of Cobratech. The action was commenced on December 20, 2001. Mr. Taneja is suing the company for unspecified damages for wrongful dismissal, breach of fiduciary duty and conversion of his intellectual property. The Company disputes the claims and has filed a Statement of Defence denying all allegations. We intend to vigorously defend the claim and feel the claim against the Company has little prospect of succeeding. No trial date has been set, no Examinations for Discovery have been conducted, and no activity has taken place in 2003.

There is presently pending an action brought by Mark Baum against Wescorp (Baum v. Wescorp Energy Inc., f/k/a CTI Diversified Holdings, Inc., case number 50T 181 00033 04 - American Arbitration Association, International Centre for Dispute Resolution). The case was commenced January 15, 2004. The claim is for $300,000 plus attorney’s fees and costs. Principal parties are Baum and Wescorp. Baum’s claim is based on a purported agreement whereby he or an affiliate were to provide various services to Wescorp for payments of $6,000 per month in Wescorp stock payable six months in advance. (When the purported agreement was allegedly made in July 2003, the stock was trading at a much lower price than at this time). The Company is defending on the basis the purported agreement was not approved by it, no services were performed by Baum or his affiliates, and the purported agreement was cancelled when Management learned of its existence and other defences.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

We did not hold a stockholders meeting in 2003. However, we submitted a resolution to the shareholders of record on November 14, 2003 for their approval. On December 9, 2003, the Company filed a Definitive Proxy Statement with the U.S. Securities and Exchange Commission with respect to a proposed approval by Shareholders’ Consent of an Amended and Restated Certificate of Incorporation; such approval had already been made by the Board of Directors. Such an approval requires an absolute majority of the shares issued and outstanding and the consent becomes effective upon the requisite consents being received in accordance with Delaware law (no Meeting is held). The Amended and Restated Certificate, after such consent is obtained, becomes effective upon filing with the State of Delaware. The Amended and Restated Certificate was filed and became effective on February 17, 2004. The Restated Certificate changed the Corporate name from “CTI Diversified Holdings, Inc.” to “Wescorp Energy Inc.” (the new name was assumed and began to be used in Company communications on December 22, 2003). The Restated Certificate also authorized the issuance of up to 250,000,000 common shares, and up to 50,000,000 preferred shares; preferred shares rights and powers may be designated by Board Resolution without shareholder action or approval. There are also several other significant provisions added or changed from the original Certificate, as more fully set forth in said Definitive Proxy Statement and which should all be reviewed carefully for an understanding of the effect thereof.

The consent action required an absolute majority of the outstanding common shares to approve the action. That majority had been received before the consent action was filed and became effective. Some consents were received after the Amendments were filed. As of February 17, 2003, the effective date, there were: 11,957,976 shares voted for, 2,500 shares voted against, and no abstentions or withheld votes.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

On December 29, 2000 our common shares began trading on the NASD Over-the Counter Bulletin Board (“OTCBB”) under the symbol UNQB. In March 2001 our trading symbol changed to CDHI as a result of our corporate name change to CTI Diversified Holdings, Inc. Effective December 22, 2003, our trading symbol changed to “WSCE” when we adopted the name “Wescorp Energy Inc.” The following table sets forth the high and low bid prices for our common stock as reported by the OTCBB for each of the fiscal quarters in 2001, 2002, 2003 and for the first quarter ended March 31, 2004, being the most recent practical date for this report.

	OTCBB
	High (1)	Low (1)	Close (1)	Volume
2001
First Quarter	$2.81	$1.25	$1.62	831,200
Second Quarter	$1.68	$0.93	$1.01	886,500
Third Quarter	$1.01	$0.18	$0.36	3,715,700
Fourth Quarter	$0.37	$0.13	$0.21	1,662,500
2002
First Quarter	$0.41	$0.17	$0.39	5,320,852
Second Quarter	$0.40	$0.16	$0.18	2,802,249
Third Quarter	$0.21	$0.04	$0.13	1,893,100
Fourth Quarter	$0.15	$0.02	$0.13	3,224,263
2003
First Quarter	$0.31	$0.14	$0.22	5,156,200
Second Quarter	$0.33	$0.12	$0.26	5,003,600
Third Quarter	$0.60	$0.15	$0.54	6,152,800
Fourth Quarter	$0.62	$0.41	$0.50	2,976,045
2004
First Quarter	$1.34	$0.50	$1.28	5,479,121

As of April 7, 2004, the last reported sales price for shares of our common stock was $1.54.

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

At March 31, 2004, there were 28,642,615 common shares outstanding. At March 31, 2004, there were 100 holders of record of our common stock and 42 holders of 9,829,494 of our outstanding warrants.

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

Equity Compensation Plan Information

Plan Category	Number of securities to be issued on exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance
Equity compensation plans approved by security holders	None	None	None
Equity compensation plans not approved by security holders	7,242,500 (1)	$0.27 per share	562,500 (1)
Total	7,242,500	$0.27 per share	$.20 per share

Notes: The above includes:

(1)	Three directors are to receive shares in lieu of compensation payments valued @ $0.20/share amounting to 62,500 shares per month for a two year period commencing April 2003; shares to be registered; no shares have as yet been issued, 812,500 shares have been earned to date. If there is a termination, depending on whether it is voluntary or not, the remaining amounts are adjusted. The total amount remaining is 687,500 shares. See the Company Form 10-Q for the period ending September 30, 2003 for more detailed information.

(2)	Former CFO, 80,000 shares, bonus.
(3)	Director, President: 150,000 warrant shares @ 0.25/share issued February 2002, expiring December 2006;
(4)	Former President 150,000 warrant shares @ $0.25/share issued February 2002, expiring December 2006;
(5)	Director/CFO 500,000 warrant shares @$0.15/share issued March 2003, expiring June 2006;
(6)	Director/lender 1,000,000 warrant shares @$0.15/share issued March 2003, expiring June 2006;

(7)	Director, President: 1,000,000 warrant shares @ $0.15/share issued January 2003, expiring January 2008;
(8)	Legal Services provider: 100,000 registered shares, for $100/hr reduction in fees for 16 months and 100,000 registered warrant shares @$0.50/share both authorized September 2003, expiring (warrants only) September 2008, none issued (see September 30, 2003 Form 10-Q for details);

(9)	Four Service Providers: 250,000 shares and 1,400,000 warrant shares @ $0.25/share issued December 2003, expiring (warrants only) January 2006;
(10)	Three Service Providers: 1,600,000 shares @ $0.50/share (not issued ;)
(11)	One Service Provider: 100,000 warrant shares @$0.50/share, not yet issued, no expiry date set.

An S-8 registration is proposed to be filed soon respecting shares required to be registered; additional shares or warrants among those listed above as not registered may be registered and additional employee or consultant shares may from time to time be issued and registered. The above does not include shares issued or to be issued in conjunction with the Flowstar/Flowray, Vasjar, or Ellycrack acquisitions (See Business), although said parties or affiliates may also act as service providers after said acquisitions are effected. Also not included are conversions of debt for shares by persons who were service providers for other than goods or services.

RECENT SALES OF UNREGISTERED SECURITIES

The following is a history of our sales of unregistered securities over the last three fiscal years to date.

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

In June 2001, 1,304,153 common shares were issued on conversion of $2,006,923 of promissory notes. After the conversion, and at year-end, there were 17,808,744 common shares outstanding. The details of the notes conversion was as follows:

	Balance Converted	Shares issued
		on conversion

Manado Development Ltd., convertible promissory notes, interest at 8% per annum, convertible into common stock of the Company at a price of $2.00 per share. Upon conversion of the promissory notes the Company issued an equal number of warrants which entitle the lender to purchase one share of common stock of the Company at $2.20 per share.	$1,405,539	702,770

Manado Development Ltd., convertible promissory notes, interest at the Bank of Montreal prime lending rate plus 5% per annum, convertible into common stock of the Company at a price of $1.00 per share. Upon conversion of the promissory notes, the Company issued an equal number of warrants which entitle the lender to purchase one share of common stock of the Company at $1.50 per share.	601,383	601,383

	$2,006,922	$1,304,153

In March 2002, we issued 150,000 share purchase warrants each, to two Directors. See Item 10 “Executive Compensation”. The Company has claimed exemptions from registration under Section 5 of the Act based on Regulations S and D.

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

On April 29, 2002, we issued 500,000 shares of common stock in exchange for 7,160,000 common shares of Sentry from the founding shareholders. The purchase agreement provided for the immediate issuance of 150,000 shares and the release of the balance of 350,000 shares over a period of one year, subject to the completion of certain milestones. These milestones were never met and the shares have not been released.

On April 29, 2002 we issued 50,000 shares to Mr. Jack Huber for investor relations consulting services, at a price per share of $0.23. The shares were valued at the trading closing price of our common stock on April 29, 2002.

On May 14, 2002, we issued 592,826 shares of our common stock to the British Columbia Advanced Systems Foundation (“ASI”), on conversion of a loan to a subsidiary, Sentry secured by all of the Phonewall intellectual property developed by Sentry. The balance of the loan at the time of conversion was $270,000 Canadian dollars or $171,920. The common stock issued under the transaction was valued at $0.29 per share, being the average closing price of our shares for 20 days prior to April 30, 2002, as agreed to by ASI. Due to a possible defect in the corporate approval of this transaction (possible issuance without Directors approval), this issuance may be void and is under review by the Board of Directors and counsel.

On August 4, 2002, we issued 428,053 shares of our common stock to Unity Wireless Corporation (See Item 3 “Legal Proceedings” and Item 12 “Interest of Management and Others in Certain Transactions”) as settlement of debt and a legal action dated October 24, 2001. The common stock issued under the transaction was valued at $85,611 or $0.20 per share, being the midpoint of the bid and ask on the day immediately preceding the date of the conversion.

On February 28, 2003, we agreed to issue 80,000 shares of our common stock to a consultant to our Company, for services rendered up to 2003. We have not yet issued the shares and will value this transaction on the actual date of issuance.

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

On March 4, 2003, we issued 143,035 shares of our common stock to a past employee of Sentry who provided subsequent consulting to the Company as a settlement of debt of $28,661 and 29,320 shares of our common stock to a consultant as a settlement of debt of $5,864. The common stock issued under these transactions was valued at $0.20, being the midpoint of the bid and ask on the date of the transaction.

On May 14, 2003, we issued 2,033,746 shares of our common stock at an agreed price of $0.50 per share, for an aggregate total of $1,016,873, for the settlement of debts owed by our Company. The price of $0.50 was significantly in excess of the trading price of our stock at the time of the transaction, and was an agreed price between the parties. This issuance included Manado Developments Ltd. which received 608,394 shares (See Item 11 and 12). Mr. John Anderson, our President, CEO and Director, who received

215,485 shares, and BGC Consultants, a company owned by a former insider of our Company, which received 483,219 shares (See Item 12).

On June 1, 2003 we issued a 1,000,000 share purchase warrants to Mr. John Anderson, our President, CEO and Director. The warrants are exercisable at a price of $0.15 per share until June 1, 2008. The warrants were issued to Mr. Anderson in consideration of providing us with loans in the past (See Item 11 and 12).

On September 12, 2003, we completed the private placement of 1,000,000 units at the price of $0.30 per unit for total proceeds of $300,000. Each unit consisted of one share of common stock and one share purchase warrant. Each warrant entitles the holder to purchase one additional share of our common stock at a price of $0.35 at any time until the close of business on September 12, 2005. The shares and warrants were issued to a non-U.S. person outside the United States in reliance upon an exemption from registration under Regulation S of the Securities Act of 1933, as amended.

On December 1, 2003 we issued an aggregate 1,400,000 share purchase warrants to three persons in consideration of services provided to our Company. The warrants are exercisable at a price of $0.25 per share until December 1, 2008. The warrants were issued to non-U.S. persons outside the United States in reliance upon an exemption from registration under Regulation S of the Securities Act of 1933, as amended.

On December 1, 2003 we issued 250,000 shares of our common stock at a deemed price of $0.25 per share to one person in consideration of foreign consulting services provided to our Company. The shares were issued to a non-U.S. person outside the United States in reliance upon an exemption from registration under Regulation S of the Securities Act of 1933, as amended.

On December 1, 2003, we issued 76,000 shares of our common stock at an agreed price of $0.50 per share, for an aggregate total of $38,000, for the settlement of debts owed by our Company to consultants and to a former Director and Officer of our Company, who received 32,000 shares.

On December 17, 2003, we completed the private placement of 2,783,494 units at the price of $0.30 per unit for total proceeds of $835,048. On January 27, 2004, we completed the balance of the private placement by issuing the final 50,000 units at the price of $0.30 per unit for total proceeds of $15,000. Each unit consisted of one share of common stock and one share purchase warrant. Each warrant entitles the holder to purchase one additional share of our common stock at a price of $0.35 at any time until the close of business on December 17, 2005. The shares and warrants were issued to non-U.S. persons outside the United States in reliance upon an exemption from registration under Regulation S of the Securities Act of 1933, as amended.

Unless otherwise indicated, no commissions were paid for these transactions.

DESCRIPTION OF SECURITIES

Common Stock

We are authorized to issue up to 250,000,000 shares of Common Stock, $.0001 par value. The holders of our Common Stock are entitled to one vote per share held and have the sole right and power to vote on all matters on which a vote of stockholders is taken. Voting rights are non-cumulative. The holders of Common Stock are entitled to receive dividends when, as, and if declared by the Board of Directors, out of funds legally available therefore and to share pro rata in any distribution to stockholders. Upon liquidation, dissolution, or the winding up of our company, the holders of the Common Stock are entitled to receive the net assets of the Company in proportion to the respective number of shares held by them after payment of liabilities which may be outstanding. The holders of Common Stock do not have any preemptive right to subscribe for or purchase any shares of any class of stock of the Company. The outstanding shares of Common Stock will not be subject to further call or redemption and are fully paid and non-assessable.

We are authorized to issue up to 50,000,000 Preferred Stock, $0.0001 par value. Preferred Stock may be issued in series and shall have such voting powers or no voting powers, rights, limitations, being subject to limitations and provisions contained in subsequent or previous classes and series, conversion rights, other rights, preferences, designations and other characteristics as may from time to time be set forth in a designation set forth as to all preferred shares, a class or series thereof, which may be derived by formula or otherwise determined by facts outside the resolution by resolution of the Board of Directors and duly filed as provided by law. Consideration received for such shares shall be solely at the discretion of the Board of Directors. There shall be no preferential rights or cumulative voting rights. The authorized shares or a class or series of stock may be increased or decreased without the approval of the shares of said class or series but not below those issued allowing for any combination or dividend thereof.

(a) Stock Purchase Warrants

We have authorized and issued a total of 8,033,494 Common Stock Purchase Warrants. The following table sets forth the terms and exercise price of all issued and outstanding warrants.

Date issued	Number of Warrants	Exercise price	Expiry date
February 2002	300,000	$0.25	December 2006
March 2003	1,500,000	$0.15	March 2006
June 2003	1,000,000	$0.15	June 2008
September	1,000,000	$0.35	September 2005
2003
December 2003	1,400,000	$0.25	December 2006
December 2003	2,833,494	$0.35	December 2005
	8,033,494

(b) Stock Purchase Options

We have granted an option to acquire 200,000 shares of our common stock to an unrelated party providing investor relations services on our behalf. The shares may be acquired at any time prior to February 15, 2006 at an exercise price of $0.20 per share. These options were subsequently cancelled.

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

Our plan over the next several months is to integrate the operations of Flowstar and Flowray into our corporate structure, and to prepare a comprehensive updated plan to capitalize on the competitive advantages of the DCR-900 product, and to implement a plan of action to manufacture and distribute the DCR-900 product throughout North America and the rest of the world. The acquisition of Flowstar and Flowray is described previously (See Item 1 “Proposed Acquisition”). As a result of this business acquisition, Management has estimated it will require additional cash of approximately $750,000 to fully finance the proposed plan of action for the business. Additionally, we are currently experiencing a working capital deficiency of approximately $145,299. The Flowstar Group is estimated to require approximately $100,000 monthly for working capital purposes until it becomes self-sufficient, which is estimated to be by July, 2004. We also anticipate that Wescorp will require approximately $20,000 monthly for corporate costs or $240,000 annually, for all of which we will need to raise additional funding. The Company is currently in the process of finalizing the second closing of a private placement of Wescorp units at $0.50 per unit. The first closing of the private placement took place on March 15, 2004. Each unit consists of one share of common stock with a par value of $0.0001 and one-half of one non-transferable share purchase warrant to certain non “U.S. Persons”. Each whole warrant entitles the subscriber to subscribe for one additional Common Share of Wescorp at a price of $1.00 per share at any time up to 4:00 pm on the first anniversary of the Closing Date. These estimates may differ significantly after our needs are more fully developed. Our operations have been funded to date by debt and equity financing. We are relying on these sources of funding in order to provide our Company with sufficient capital to continue our development and operational plans. There can be no assurance that the past trend will continue, which would significantly affect the financial condition of our Company and our ability to effectively implement the proposed business plan for Flowstar and Flowray.

Over the next 12 months, we also plan to closely monitor and implement solutions to successfully manage our proposed future growth. This will include:

1.
Improve, upgrade and expand our business infrastructure. We now have a permanent office and have acquired all necessary office equipment to ensure smooth operations and minimize ongoing corporate operating costs;

2.	Ensure that all target acquisitions hire, train and retain key management to ensure future success and maximize cash flows; and
3.	Promote the advancement of commercialization development programs for target companies so they become cash flow positive as soon as is practically possible.

Until the Flowstar and Flowray operations become cash flow positive, Wescorp’s cash on hand is currently our only source of liquidity. We do not have any lending arrangements in place with banking or financial institutions. We hope to secure conventional bank financing (line of credit) for Flowstar and Flowray in the near future, although we are uncertain as to the exact timing.

We believe that, with the successful completion of our current financing, our cash balances will be sufficient to carry our normal operations for the next twelve months, before any cash requirements that may be needed for target investments or acquisitions, which will accelerate our need to raise additional cash. To the extent that we require additional funds to support our operations or the expansion of our business, we may sell additional equity or issue debt. Any sale of additional equity securities will result in dilution to our stockholders. There can be no assurance that additional financing, if required, will be available to our company or on acceptable terms.

We do not anticipate making any major purchases of capital assets in the next 12 months. However, there may be some puchases of office equipment for Wescorp, and shop equipment for Flowstar and Flowray. Also, Flowray will be conducting some research and development in its ongoing program to maintain the competitive advantage of its products. Wescorp’s current corporate employee count is expected to remain the same for the next 12 months. There may be some services that Wescorp will contract out for, given the specialized nature of the business of Flowstar and Flowray. With the change in our business plan, we anticipate that any change in capital assets, research and development and employees would be subject to change in any targeted operating business that we may acquire, including that of Flowstar and Flowray.

Summary Financial Information – Fiscal Years 2001 - 2003

The following table sets forth selected financial data of the Company for the periods indicated. The selected financial data for the years ended December 31, 2001, 2002 and 2003. The 2002 and 2003 results have been derived from the Company’s audited financial statements, which appear elsewhere in this Annual Report. The following unaudited summary financial information, in the opinion of management, has been prepared on the same basis as the audited financial statements and contains all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial condition and results of operations for such periods. The table sets forth, in U.S. dollars, the selected financial data as prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”).

The results for the periods presented are not necessarily indicative of the results that may be expected for any future period. The financial data should be read in conjunction with the Financial Statements of the Company and Notes thereto included elsewhere in our Form 10 KSB.

	Year ended December 31,
Statement of Losses	2003	2002	2001
Revenue	$-	$-	$-
Operating expenses	785,345	566,113	650,819
Loss from operations	(785,345)	(566,113)	(650,819)
Net loss for the year	(259,934)	(1,703,039)	(4,823,584)
Weighted average shares	22,946,766	18,930,627	16,676,015
outstanding
Loss from operations per share	$(0.05)	$(0.04)	$(0.04)
Net income (loss) per share	$(0.05)	$(0.09)	$(0.29)

	As at December 31,
Balance Sheet	2003	2002	2001
Total assets	$2,223,340	$8,615	$37,046
Current liabilities	259,185	408,881	520,168
Long term liabilities	1,677,227	684,837	638,018
Total stockholders equity (deficiency)	286,928	(1,085,103)	(1,121,140)

Note that a substantial part of the assets shown for 2003 are notes from companies that have become or are to become wholly owned susbsidiaries in 2004, and consequenlty when consolidated will no longer be carried as assets.

Results from Operations – 2003 Compared to 2002

The 2002 fiscal year financial statements have been restated. The figure for the loss on discontinued operations on the income statement has been restated, as has certain other figures. However, there was no change in the net loss for 2002. The Stockholders’ Equity has also been restated to correct the recording of debts converted to equity in that year. The value attributable to the common stock and to the additional paid in capital for 2002 has been adjusted from $1,962 and $5,414,303 to $2,165 and

$5,429,465 respectively. Total liabilities decreased by $15,364 (from $1,109,082 to $1,093,718) as a result of this restatement of Stockholders’ Equity.

We incurred a loss from continuing operations in 2003 of $785,345 as compared to a loss of $566,113 in 2002. Total other expenses in 2003 totaled $381,463 (2002 - $97,531). However, as a result of the sale of its two subsidiaries in the year, Wescorp realized a net gain of $598,537 (2002 showed a loss from discontinued operations of $1,039,395). This caused the company to show net loss for the 2003 fiscal year of $259,934 (net of an income tax benefit of $308,337) as compared to a net loss of $1,703,039 for 2002.

The Company's operating loss for fiscal 2003 consists of general and administrative costs totalling $785,345 as compared to $566,113 for fiscal 2002. The increase was primarily due to higher consulting, legal/accounting and office costs (with the closing of the office in the year) net of a reduction in travel and wage costs. Company management endeavoured to minimize any ongoing administrative costs in the year.

The Company had a loss from other items of $381,463 for the 2003 fiscal year compared to $97,531 for fiscal 2002. The loss from other items for fiscal 2003 consists primarily of interest paid on the loan received early in the year.

Liquidity and Capital Resources – 2003 Compared to 2002

Since inception, we have been dependent on investment capital and debt financing from our shareholders as our primary source of liquidity. We have not generated any revenue or income from our operations. We had an accumulated deficit at December 31, 2003 of $6,799,025, primarily as a result of a loss for the year ended December 31, 2001 of $4,823,584. Our net loss for fiscal 2002 was $1,703,039, and as noted above we showed a loss for 2003 of $259,934. The significant loss from operations in fiscal 2001 reflects the Company's decision to write down several of its long term investments to their estimated market values, as well as the closure of the foreign operations of our subsidiary, Cobratech.

During 2003, our cash position increased to $113,886 from $1,422. We used $495,257 for operations in fiscal 2003 compared to net inflows of $446,067 in 2002. We also used $2,109,454 in investing activities for the purchase of investments during the 2003 year versus $1,019,411 in 2002. The net cash used in operating and investing activities was financed by $2,727,405 from financing activities ($551,457 in 2002), resulting in a net increase in our cash position for the year of $122,694. The sources of cashflow from financing activities for the year consisted of a net increase in notes payable of $1,677,227, net of a reduction in advances from shareholders of $128,572.

During 2002 we issued stock valued at $72,525 in settlement of notes payable of $72,525. In 2002, we issued stock valued at $1,289,852 in settlement of notes payable of $586,399, in settlement of amounts due to shareholders of $670,419 and $33,034 in settlement of accounts payable. Also in 2002, we issued stock valued at $110,000 in exchange for common stock of Sentry and $48,610 to seed capital shareholders of Cobratech.

At the end of fiscal 2003, we had current assets totalling $113,886 compared to $1,422 at the end of fiscal 2002. Our fixed assets at the end of fiscal 2003 were $NIL compared to $7,193, reflecting our decision to write down our abandoned assets in 2002. We showed investments of $2,109,454 in 2003 compared to $NIL in 2002.

The Company had $259,185 in current liabilities at the end of fiscal 2003 compared to $408,881 at the end of fiscal 2002. The figure for 2002 was high is due to the inclusion of net liabilities acquired on the acquisition of Sentry in that year. The liabilities of Sentry were disposed of in 2003 when the shares of Sentry were sold by Wescorp. We had long term liabilities of $1,677,227 at the end of fiscal 2003 compared to $NIL at the end of fiscal 2002. The increase in long term liabilities is a result of receiving a loan from a director in the year.

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

ITEM 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The financial statements required by this Item begin on Page F-1 of this Form 10-KSB, and include:

-	the report of independent accountants

-	consolidated balance sheets as of December 31, 2003 and 2002

-	consolidated statements of operations, cash flows and stockholders' deficiency for the years ended 2003 and 2002 and the period from August 31, 1998 (inception) to December 31, 2003

-	notes to the consolidated financial statements.

ITEM 8A. CONTROLS AND PROCEDURES.

John Anderson, our Principal Executive Officer and Terry Mereniuk, our Principal Financial Officer, have established and are currently maintaining disclosure controls and procedures for our Company. The disclosure controls and procedures have been designed to ensure that material information relating to our Company is made known to them as soon as it is known by others within our Company.

Our Principal Executive Officer and Principal Financial Officer conduct an update and a review and evaluation of the effectiveness of the Company's disclosure controls and procedures and have concluded, based on their evaluation within 90 days of the filing of this Report, that our disclosure controls and procedures are effective for gathering, analyzing and disclosing the information we are required to disclose in our reports filed under the Securities Exchange Act of 1934. There have been no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the previously mentioned evaluation.

PART III

The Items contained in this Part III will be updated to the end of the current fiscal year by either a Definitive Proxy or Information Statement, or an amendment to this Report made within 120 days of the end of the fiscal year, as provided in General Instruction E-3 to the Form.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 13th day of April, 2004.

WESCORP ENERGY SERVICES INC.

Date: April 13, 2004	By: /s/ John Anderson
John Anderson, Chief Executive Officer and
Director

By: /s/ Terry Mereniuk
Terry Mereniuk, Chief Financial Officer and
Director

WESCORP ENERGY INC.
(Formerly CTI Diversified Holdings, Inc.)
Financial Statements
December 31, 2003

WILLIAMS & WEBSTER PS
Certified Public Accountants
Bank of America Financial Center
W 601 Riverside, Suite 1940
Spokane, WA 99201
(509) 838-5111

F-i

WESCORP ENERGY INC.

F-ii

To the Board of Directors and Stockholders
of Wescorp Energy Inc. (formerly CTI Diversified Holdings, Inc.)

We have audited the accompanying consolidated balance sheet of Wescorp Energy Inc., (formerly CTI Diversified Holdings, Inc.), a Delaware corporation and subsidiaries as of December 31, 2003, and the related consolidated statements of income, retained earnings, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. The consolidated financial statements of Wescorp Energy Inc. as of December 31, 2002, were audited by other auditors whose report dated April 17, 2003, expressed an unqualified opinion on those statements.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Wescorp Energy Inc. and subsidiaries as of December 31, 2003, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has generated no revenue in the past years, and has suffered recurring losses from operations resulting in an accumulated deficit of $6,799,025 at December 31, 2003. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans regarding this issue are also discussed in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Williams & Webster, P.S.
Certified Public Accountants
Spokane, Washington

March 30, 2004

WESCORP ENERGY INC.
(formerly CTI Diversified Holdings, Inc.)
(A Development Stage Enterprise)
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2003	2002
		(Restated)
ASSETS
CURRENT ASSETS
Cash and equivalents	$2,064	$1,422
Cash trust accounts	111,822	-
TOTAL CURRENT ASSETS	113,886	1,422

OTHER ASSETS
Investments	400,463	-
Note receivable	1,708,991	-
Property, plant and equipment	-	7,193
TOTAL OTHER ASSETS	2,109,454	7,193

TOTAL ASSETS	$2,223,340	$8,615

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$183,410	$173,993
Notes payable	-	30,541
Due to shareholders	75,775	204,347
TOTAL CURRENT LIABILITIES	259,185	408,881

LONG-TERM LIABILITIES
Note payable, related party, net of unamortized discount	1,677,227	-
TOTAL LONG-TERM LIABILITIES	1,677,227	-

NET LIABILITIES OF DISCONTINUED OPERATIONS	-	684,837

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, 50,000,000 shares authorized, $.0001
par value; no shares issued	-	-
Common stock, 250,000,000 shares authorized, $0.0001
par value; 25,926,615 and 21,644,766 shares
issued and outstanding, respectively	2,592	2,165
Additional paid-in capital	7,083,347	5,429,465
Accumulated other comprehensive income	14	22,358
Accumulated deficit during development stage	(6,799,025)	(6,539,091)
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	286,928	(1,085,103)

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY (DEFICIT)	$2,223,340	$8,615

The accompanying notes are an integral part of these financials statements.

WESCORP ENERGY INC.
(formerly CTI Diversified Holdings, Inc.)
(A Development Stage Enterprise)
CONSOLIDATED STATEMENTS OF OPERATIONS

			From
			August 31, 1998
	Years Ended December 31,		(Inception) to
	2003	2002	December 31,
		(Restated)	2003

REVENUES	$-	$-	$-

EXPENSES
Advertising and investor relations	92,891	64,542	260,111
Consulting	321,635	97,243	629,032
Depreciation	-	9,240	22,983
Amortization of loan discount	28,927	-	28,927
Legal and accounting	194,857	70,247	327,369
Office	100,637	67,150	233,164
Travel	14,003	47,111	158,144
Wages and benefits	32,395	210,580	242,975
TOTAL OPERATING EXPENSES	785,345	566,113	1,902,705

LOSS FROM OPERATIONS	(785,345)	(566,113)	(1,902,705)

OTHER INCOME (EXPENSES)
Interest and bank charges	(106,038)	(52,981)	(173,117)
Interest, shareholders and related parties	(269,505)	(60,167)	(427,514)
Impairment of investments	-	-	(560,850)
Loss on disposition of assets	(10,103)	-	(10,103)
Interest and other income	4,183	-	22,925
Forgiveness of debt	-	15,617	15,617
TOTAL OTHER INCOME (EXPENSES)	(381,463)	(97,531)	(1,133,042)

LOSS FROM CONTINUING OPERATIONS	(1,166,808)	(663,644)	(3,035,747)

GAIN (LOSS) FROM DISCONTINUED OPERATIONS, NET	598,537	(1,039,395)	(4,071,615)

INCOME (LOSS) BEFORE INCOME TAXES	(568,271)	(1,703,039)	(7,107,362)

INCOME TAX BENEFIT	308,337	-	308,337

NET LOSS	(259,934)	(1,703,039)	(6,799,025)

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation gain (loss)	(22,344)	22,358	14

COMPREHENSIVE INCOME (LOSS)	$(282,278)	$(1,680,681)	$(6,799,011)

BASIC AND DILUTED	$(0.05)	$(0.04)

NET INCOME (LOSS) PER COMMON SHARE,
BASIC AND DILUTED FROM DISCONTINUED OPERATIONS	$0.03	$(0.05)

WEIGHTED AVERAGE NUMBER
COMMON SHARES OUTSTANDING
BASIC AND DILUTED	22,946,766	18,930,627

The accompanying notes are an integral part of these financial statements.

WESCORP ENERGY INC.
(formerly CTI Diversified Holdings, Inc.)
(A Development Stage Enterprise)
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

				Deficit
	Common Stock			Accumulated	Accumulated
				During	Other	Total
	Number		Additional	Development	Comprehensive	Stockholders'
	of Shares	Amount	Paid-in Capital	Stage	Income (Loss)	Equity (Deficit)

Shares issued to acquire 19% of New York Bagel Co., Inc.
and to pay organization costs of $125 on August 11, 1998
valued at par value of $0.0001 per share	105,000,000	$10,500	$(4,409)	$-	$-	$6,091

Issuance of common stock for $0.01 per share	10,500,000	1,050	4,152	-	-	5,202

Balance December 31, 1998	115,500,000	11,550	(257)	-	-	11,293

Net loss for year ended December 31, 1999	-	-	-	(2,994)	-	(2,994)

Balance December 31, 1999	115,500,000	11,550	(257)	(2,994)	-	8,299

Cancellation of shares, March 2000	(78,750,000)	(7,875)	7,875	-	-	-

Issuance of common stock in consideration of directors fees	105,000	11	(9)	-	-	2

Net loss for year ending, December 31, 2000	-	-	-	(9,474)	-	(9,474)

Balance, December 31, 2000	36,855,000	3,686	7,609	(12,468)	-	(1,173)

Issuance of common stock for legal services at $2.00 per share	5,000	1	9,999	-	-	10,000

Cancellation of shares	(26,355,000)	(2,636)	2,636	-	-	-

Issuance of shares in exchange for 11,413.700 share of common
stock of Cobratech Industries, February 16, 2001	5,999,591	600	1,686,297	-	-	1,686,897

Conversion of promissory notes into common stock	1,304,153	130	2,006,792	-	-	2,006,922

Net loss for year ending, December 31, 2001	-	-	-	(4,823,584)	-	(4,823,584)

Balance, December 31, 2001	17,808,744	1,781	3,713,333	(4,836,052)	-	(1,120,938)

Common stock issued as debt settlement , December	2,033,746	203	1,016,670	-	-	1,016,873

Common stock issued as debt settlement,	1,020,879	102	272,877	-	-	272,979

Common stock issued in exchange for 7,160,000 common stock
shares of Sentry, April 5, 2002	500,000	50	109,950	-	-	110,000

Common stock issued for consulting services at $0.23 per share	100,000	10	22,990	-	-	23,000

Common stock issued as the contingent consideration in
connection with Cobratech	181,397	19	48,591	-	-	48,610

Warrants issued for consulting services	-	-	33,000	-	-	33,000

Forgiveness of debt, related party	-	-	212,054	-	-	212,054

Foreign currency translation gain (loss)	-	-	-	-	22,358	22,358

Net loss for year ending December 31, 2002	-	-	-	(1,703,039)	-	(1,703,039)

Balance, December 31, 2002	21,644,766	$2,165	$5,429,465	$(6,539,091)	$22,358	$(1,085,103)

The accompanying notes are an integral part of these financial statements.

WESCORP ENERGY INC.
(formerly CTI Diversified Holdings, Inc.)
(A Development Stage Enterprise)
CONSOLIDATED STATEMENTSOF STOCKHOLDERS' EQUITY (DEFICIT)

				Deficit
	Common Stock			Accumulated	Accumulated
				During	Other	Total
	Number		Additional	Development	Comprehensive	Stockholders'
	of Shares	Amount	Paid-in Capital	Stage	Income (Loss)	Equity (Deficit)

Balance, December 31, 2002	21,644,766	$2,165	$5,429,465	$(6,539,091)	$22,358	$(1,085,103)

Shares issued pursuant to debt settlement agreement in
March and September	248,355	24	72,501	-	-	72,525

Shares issued for services in December	250,000	25	62,475	-	-	62,500

Warrants issued in conjunction with promissory notes	-	-	104,236	-	-	104,236

Warrants issued for consulting services	-	-	190,000	-	-	190,000

Warrants issued for financing fees	-	-	90,000	-	-	90,000

Common stock issued in private placement at $0.25 per share
and warrants at $0.05 each in December	3,783,494	378	1,134,670	-	-	1,135,048

Foreign currency translation loss	-	-	-	-	(22,344)	(22,344)

Net loss for the year ended December 31, 2003	-	-	-	(259,934)	-	(259,934)

Balance, December 31, 2003	25,926,615	$2,592	$7,083,347	$(6,799,025)	$14	$286,928

The accompanying notes are an integral part of these financial statements.

WESCORP ENERGY INC.
(formerly CTI Diversified Holdings, Inc.)
(A Development Stage Enterprise)
CONSOLIDATED STATEMENTS OF CASH FLOWS

				Period from
				August 31, 1998
		Years Ended December 31,		(Inception) to
			2002	December 31,
		2003	(Restated)	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss		$(259,934)	$(1,703,039)	$(6,799,025)
Net (gain) loss from discontinued operations		(906,874)	1,039,395	3,763,278
		(1,166,808)	(663,644)	(3,035,747)
Adjustments to reconcile net loss
to net cash used by operating activities:
Depreciation		-	9,240	22,983
Shares issued for services		62,500	23,000	95,502
Warrants issued for services		190,000	33,000	190,000
Warrants issued for financing fees		194,236	-	194,236
Amortization on discount of note payable		28,927	-	28,927
Impairment of intangible assets		-	472	472
Impairment of investments		-	-	560,850
Impairment of equipment		7,193	-	7,193
Forgiveness of debt		-	(15,617)	(15,617)
Decrease (increase) in prepaid expenses		-	340	-
Increase (decrease) in accounts payable and accrued
liabilities		(9,417)	227,658	564,774
Cash used in discontinued operations		198,115	831,618	3,528,515
Net cash provided (used) by operating activities		(495,257)	446,067	2,142,088

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures		-	(2,375)	(74,161)
Investments		(50,000)	-	(50,000)
Investment in target company		(1,708,991)	-	(1,708,991)
Deposit on Synenco Energy Inc share purchase		(350,463)	-	(350,463)
Proceeds from sales of assets		-	-	24,886
Investments in discontinued operations		-	(1,017,036)	(5,996,170)
Net cash used in investing activities		(2,109,454)	(1,019,411)	(8,142,768)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowing		1,751,472	495,568	4,383,093
Payments on notes payable		(30,541)	-	(30,542)
Proceeds (payments) on notes payable, related parties		(128,572)	55,889	614,836
Sale of stock		1,135,048	-	1,135,048
Net cash provided by financing activities		2,727,404	551,457	6,102,435

Effect of exchange rates		(10,229)	22,360	12,131

Net increase (decrease) in cash		122,693	(21,887)	113,886

Cash, beginning of period		1,422	949	-

Cash, end of period		$113,886	$1,422	$113,886

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Cash paid for interest and income taxes:
Interest expense		$202,068	$48,754	$218,351
Income taxes	$		$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Forgiveness of debt before discontinued operations		$-	$212,054	$212,054
Stock issued for conversion of notes payable, amounts due
to shareholders and accounts payable		$72,525	$1,289,852	$3,369,299
Stock issued on acquisition of subsidiary		$-	$110,000	$1,845,507
Warrants issued for services		$190,000	$33,000	$190,000
Warrants issued for financing fees		$194,236	$-	$194,236
Shares issued for services		$62,500	$23,000	$95,502

The accompanying notes are an integral part of these financial statements.

WESCORP ENERGY INC. (formerly CTI Diversified Holdings, Inc.) (A Development Stage Enterprise) NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS December 31, 2003 and 2002

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

Wescorp Energy Inc. (“Wescorp”) (formerly CTI Diversified Holdings, Inc.) was incorporated in Delaware on August 11, 1998. Although Wescorp changed its business focus in early fiscal 2003, it is considered a development stage enterprise. The Company provides expertise to emerging companies by offering timely product solutions and/or strategic investment opportunities in the petroleum production and service industries. Wescorp intends to carry out its new mandate through investments in companies or products where early stage product development has been completed. During the year ended December 31, 2003, the Company entered into a letter of intent to purchase a 51% interest in two companies involved in the development of products for the petroleum industry. The agreement was amended after December 31, 2003 in order to increase the interest to be acquired by Wescorp from 51% to 100% of the two companies. (See Note 10). The target companies are in the start-up phase of operations, and have not yet realized any significant revenues from their proposed products or services.

On February 6, 2001, the Company acquired 100% of the total issued and outstanding shares of Cobratech Industries Inc. (“Cobratech”), a private company incorporated in British Columbia, Canada. Cobratech conducted its operations primarily through Cobratech Industries Limited (“CIL”), a 100% controlled subsidiary incorporated in Hong Kong. The Company sold its shares of Cobratech during the year ended December 31, 2003. See Note 6.

In May 2001, the Company purchased a 34% equity interest in Sentry Telecom Systems, Inc. (“Sentry”). In January 2002, the Company acquired 90.7% of Sentry in exchange for 500,000 common stock shares of Wescorp. During 2003, the Company sold the shares of Sentry held directly, and indirectly. See Note 6.

The Company’s year end is December 31.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

This summary of significant accounting policies is presented to assist in understanding the financial statements. The financial statements and notes are representations of the Company’s management, which is responsible for their integrity and objectivity. These accounting policies conform to accounting principles generally accepted in the United States of America and have been consistently applied in the preparation of the financial statements.

WESCORP ENERGY INC. (formerly CTI Diversified Holdings, Inc.) (A Development Stage Enterprise) NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS December 31, 2003 and 2002

Accounting Methods
The Company’s financial statements are prepared using the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America.

Recent Accounting Pronouncements
In May 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity” (hereinafter “SFAS No. 150”). SFAS No. 150 establishes standards for classifying and measuring certain financial instruments with characteristics of both liabilities and equity and requires that those instruments be classified as liabilities in statements of financial position. Previously, many of those instruments were classified as equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of this statement has had no impact on the Company’s financial condition or results of operations.

Stock-Based Compensation
In December 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure” (hereinafter “SFAS No. 148”). SFAS No. 148 amends SFAS No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, the statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosure in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The provisions of the statement are effective for financial statements for fiscal years ending after December 15, 2002. As the Company accounts for stock-based compensation using the intrinsic value method prescribed in APB No. 25, “Accounting for Stock Issued to Employees”, the adoption of SFAS 148 has had no impact on the Company’s financial condition or results of operations.

Exit and Disposal Activities
In June 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (hereinafter “SFAS No. 146”). SFAS No. 146 addresses significant issues regarding the recognition, measurement, and reporting of costs associated with exit and disposal activities, including restructuring activities. SFAS No. 146 also addresses recognition of certain costs related to terminating a contract that is not a capital lease, costs to consolidate facilities or relocate employees, and termination benefits provided to

WESCORP ENERGY INC. (formerly CTI Diversified Holdings, Inc.) (A Development Stage Enterprise) NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS December 31, 2003 and 2002

employees that are involuntarily terminated under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred-compensation contract. SFAS No. 146, which was issued in June 2002 and is effective for activities after December 31, 2002, has not materially impacted the Company’s financial statements for the periods presented. See Note 6.

Impairment or Disposal of Long-Lived Assets
In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (hereinafter “SFAS No. 144”). SFAS No. 144 replaces SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.” This standard establishes a single accounting model for long-lived assets to be disposed of by sale, including discontinued operations. SFAS No. 144 requires that these long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or discontinued operations. This statement is effective beginning for fiscal years after December 15, 2001, with earlier application encouraged. The Company adopted SFAS No. 144 which did not have a material impact on the financial statements of the Company for the years presented. All of the Company’s long-lived assets were disposed of during 2002 and 2003.

Asset Retirement Obligations
In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations” (hereinafter “SFAS No. 143”). SFAS No. 143 establishes guidelines related to the retirement of tangible long-lived assets of the Company and the associated retirement costs. This statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived assets. This statement is effective for financial statements issued for the fiscal years beginning after June 15, 2002 and with earlier application encouraged. The Company adopted SFAS No. 143 and that adoption of this standard did not have a material impact on the financial statements of the Company at December 31, 2003 or 2002.

Intangible Assets
In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141, "Business Combinations" (hereinafter “SFAS No. 141”) and Statement of Financial Accounting Standard No. 142, "Goodwill and Other Intangible Assets" (hereinafter “SFAS No. 142”). SFAS No. 141 provides for the elimination of the pooling-of-interests method of accounting for business combinations with an acquisition date of July 1, 2001 or later. SFAS No. 142 prohibits the amortization of goodwill and other intangible assets with indefinite lives and requires

WESCORP ENERGY INC. (formerly CTI Diversified Holdings, Inc.) (A Development Stage Enterprise) NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS December 31, 2003 and 2002

periodic reassessment of the underlying value of such assets for impairment. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. The Company adopted SFAS No. 142. During 2002, the Company fully impaired its intangible assets which were charged to in discontinued operations expense and subsequently disposed of during 2003.

Transfers and Servicing of Financial Assets and Extinguishment of Liabilities
In September 2000, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities” (hereinafter “SFAS No. 140”). This statement provides accounting and reporting standards for transfers and servicing of financial assets and extinguishment of liabilities and also provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. SFAS No. 140 is effective for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000, and is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. The adoption of this standard did not have a material effect on the Company’s results of operations or financial position.

Variable Interest Entities
In January 2003, the Financial Accounting Standards Board issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51” (hereinafter “FIN 46”). FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. The provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. The Company does not have any entities that require disclosure or new consolidation as a result of adopting the provisions of FIN 46.

Advertising Expenses
Advertising expenses consist primarily of costs incurred in the design, development, and printing of Company literature and marketing materials. The Company expenses all advertising expenditures as incurred. The Company's advertising expenses were $92,891 and $64,542, for the years ended December 31, 2003 and 2002, respectively.

Cash and Cash Equivalents
For purposes of the statements of cash flows, the Company considers all highly liquid investments (or short-term debt) with original maturities of three months or less to be

WESCORP ENERGY INC. (formerly CTI Diversified Holdings, Inc.) (A Development Stage Enterprise) NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS December 31, 2003 and 2002

cash equivalents. Cash trust accounts are funds received from stock sales and administered by the Company’s corporate counsel. These funds are not restricted.

Concentration of Credit Risk
The Company maintains its cash in a commercial account at a major Canadian financial institution.

Derivative Instruments
The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (hereinafter “SFAS No. 133”), as amended by SFAS No. 137, “Accounting for Derivative Instruments and Hedging Activities – Deferral of the Effective Date of FASB No. 133”, and SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities”. In April 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (hereinafter “SFAS No. 149”). SFAS No. 149 amends and clarifies the accounting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133. This statement is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The adoption of SFAS No. 149 is not expected to have a material impact on the financial position or results of operations of the Company.

If certain conditions are met, a derivative may be specifically designated as a hedge, the objective of which is to match the timing of gain or loss recognition on the hedging derivative with the recognition of (i) the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk or (ii) the earnings effect of the hedged forecasted transaction. For a derivative not designated as a hedging instrument, the gain or loss is recognized in income in the period of change.

Historically, the Company has not entered into derivatives contracts to hedge existing risks or for speculative purposes.

Development Stage Activities
The Company has been in the development stage since its formation on August 31, 1998. It is primarily engaged in acquiring companies with products and expertise used in the oil and gas industries.

Earnings Per Share
On January 1, 1998, the Company adopted Statement of Financial Accounting Standard No. 128, which provides for calculation of "basic" and "diluted" earnings per share. Basic earnings per share includes no dilution and is computed by dividing net income

WESCORP ENERGY INC. (formerly CTI Diversified Holdings, Inc.) (A Development Stage Enterprise) NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS December 31, 2003 and 2002

available to common shareholders by the weighted average common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity similar to fully diluted earnings per share. Although there were common stock equivalents outstanding at December 31, 2003 and 2002, they were not included in the calculation of earnings per share because they would have been considered anti-dilutive.

Fair Value of Financial Instruments
The Company's financial instruments as defined by Statement of Financial Accounting Standard No. 107, "Disclosures about Fair Value of Financial Instruments," include cash, investments, a note receivable, accounts payable, accrued expenses and notes payable. All instruments are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at December 31, 2003 and 2002.

Foreign Currency Translation Gains/Losses
The Company has adopted Financial Accounting Standard No. 52. Monetary assets and liabilities denominated in foreign currencies are translated into United States dollars at rates of exchange in effect at the balance sheet date. Gains or losses are included in income for the year, except gains or losses relating to long-term debt which are deferred and amortized over the remaining term of the debt. Non-monetary assets, liabilities and items recorded in income arising from transactions denominated in foreign currencies are translated at rates of exchange in effect at the date of the transaction.

Going Concern
These consolidated financial statements have been prepared with the assumption being that the Company will continue on a going concern basis and that it will be able to realize assets and discharge liabilities in the normal course of business. As shown in the accompanying financial statements, the Company has incurred an accumulated deficit of $6,799,025 through December 31, 2003. The Company has changed its focus to provide expertise to emerging companies, offering timely product solutions and/or strategic investment opportunities in the oil and gas industries which will, if successful, mitigate these factors which raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

Management intends to seek additional capital from new equity securities offerings that will provide funds needed to increase liquidity, fund internal growth and fully implement its business plan.

WESCORP ENERGY INC. (formerly CTI Diversified Holdings, Inc.) (A Development Stage Enterprise) NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS December 31, 2003 and 2002

An estimated $300,000 is believed necessary to continue operations and increase development through the next fiscal year. The timing and amount of capital requirements will depend on a number of factors, including demand for products and services and the availability of opportunities for international expansion through affiliations and other business relationships.

Investments
The Company’s investments consist of nonmarketable equity securities. These investments, for which the Company does not have the ability to exercise significant influence in the underlying company, are accounted for under the cost method of accounting. Dividends and other distributions of earnings, if any, are included in income when declared. The Company periodically evaluates the carrying value of its investments, which are recorded at the lower of cost or estimated net realizable value.

Principles of Consolidation
The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, after elimination of the intercompany accounts and transactions. Wholly owned subsidiaries of the Company are listed in Note 6.

Property and Equipment
Property and equipment are stated at cost. Depreciation is provided using the straight-line method over the estimated useful lives of the assets. The Company evaluates the recoverability of property and equipment when events and circumstances indicate that such assets might be impaired. The Company determines impairment by comparing the undiscounted future cash flows estimated to be generated by these assets to their respective carrying amounts. Maintenance and repairs are expensed as incurred. Replacements and betterments are capitalized. The cost and related reserves of assets sold or retired are removed from the accounts, and any resulting gain or loss is reflected in results of operations. During the year ended December 31, 2003, the Company fully impaired its remaining property which resulted in a loss of $7,193.

	2002
		Accumulated	Net book
	Cost	depreciation	value
Furniture & equipment	$-	$-	$-

Computer equipment	16,720	9,527	7,193

	$16,720	$9,527	$7,193

Provision for Taxes
Income taxes are provided based upon the liability method of accounting pursuant to Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes.”

WESCORP ENERGY INC. (formerly CTI Diversified Holdings, Inc.) (A Development Stage Enterprise) NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS December 31, 2003 and 2002

Under this approach, deferred income taxes are recorded to reflect the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each year-end. A valuation allowance is recorded against deferred tax assets if management does not believe the Company has met the “more likely than not” standard imposed by SFAS No. 109 to allow recognition of such an asset.

At December 31, 2003, the Company had net deferred tax assets calculated at an expected rate of 34% of approximately $2,100,000 principally arising from net operating loss carryforwards for income tax purposes. As management of the Company cannot determine that it is more likely than not that the Company will realize the benefit of the net deferred tax asset, a valuation allowance equal to the net deferred tax asset has been established. The significant components of the deferred tax asset at December 31, 2003 and 2002 were as follows:

	December 31,	December 31,
	2003	2002

Net operating loss carryforward	$6,300,000	$6,400,000

Fair market value of warrants issued:
For the year ended December 31, 2003 and 2002	$384,236	$56,000

Deferred tax asset	$2,100,000	$2,200,000

Deferred tax asset valuation allowance	$(2,100,000)	$(2,200,000)

At December 31, 2003, the Company has net operating loss carryforwards of approximately $6,300,000, which expire in the years 2015 through 2021. The Company recognized approximately $384,236 of losses from issuance of warrants for services and expenses in fiscal 2003, which are not deductible for tax purposes and are not included in the above calculation of deferred tax assets. The change in the allowance account from December 31, 2002 to December 31, 2003 was $(100,000).

Restatement and Reclassification
Certain amounts from prior periods have been reclassified to conform to the current period presentation. The reclassifications and restatements principally consist of revised reporting of operating results of the discontinued operations of the Company’s subsidiaries in the prior fiscal period. This reclassification has resulted in no changes to the Company’s accumulated deficit or net losses presented.

Use of Estimates
The process of preparing financial statements in conformity with accounting principles generally accepted in the United States of America requires the use of estimates and assumptions regarding certain types of assets, liabilities, revenues, expenses and common

WESCORP ENERGY INC. (formerly CTI Diversified Holdings, Inc.) (A Development Stage Enterprise) NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS December 31, 2003 and 2002

stock equivalents. Such estimates primarily relate to unsettled transactions and events as of the date of the financial statements. Accordingly, upon settlement, actual results may differ from estimated amounts.

NOTE 3– COMMON STOCK AND WARRANTS

Common Stock
The Company is authorized to issue 250,000,000 shares of $0.0001 par value common stock and 50,000,000 shares of $0.0001 par value preferred stock. All common stock shares have equal voting rights, are non-assessable and have one vote per share. Voting rights are not cumulative and, therefore, the holders of more than 50% of the common stock could, if they choose to do so, elect all of the directors of the Company. The preferred shares may be issued in series, with the powers, rights and limitations of the preferred shares to be determined by the Board.

Reverse Stock Split
During the year ended December 31, 2000, the Company’s board of directors authorized a 5.25 for 1 stock split of its $0.0001 par value common stock. All references in the accompanying financial statements to the number of common shares outstanding and per share amounts have been restated to reflect the stock split

Private Placement
On August 25, 2003, the Company’s board of directors approved a private placement of up to 5,000,000 shares of common stock with a non-transferable share purchase warrant attached. The warrant will entitle the holder to purchase one additional share of common stock at $0.35 at any time up to two years after the date of the stock purchase.

From September 12 through December 31, 2003, the Company completed a private placement of 3,783,494 units at the price of $0.30 per unit for total proceeds of $1,135,048. Each unit consists of one share of common stock and one common stock warrant. One warrant entitles the holder to purchase one additional common share at a price of $0.35 per share at any time until the close of business on September 12, 2005. The balance of the warrants entitles the holders to purchase up to 2,783,494 additional common shares at a price of $0.35 per hare at any time until the close of business on December 17, 2005. The shares and warrants were issued to non-U.S. persons outside the United States in reliance upon an exemption from registration under Regulation S of the Securities Act of 1933, as amended. The Company intends to use the proceeds of the private placement for general working capital.

In December 2003, the Company issued 250,000 shares of common stock for services valued at $62,500.

WESCORP ENERGY INC. (formerly CTI Diversified Holdings, Inc.) (A Development Stage Enterprise) NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS December 31, 2003 and 2002

In September 2003, the Company issued 76,000 shares of common stock for debt of $38,000.

In March 2003, the Company issued 143,035 shares of common stock to a former employee of Sentry as settlement of debt in the amount of $28,661 and 29,320 common stock shares were issued for payment of consulting fees of $5,864.

The Company issued the following common shares during the year ended December 31, 2002: 500,000 shares of common stock in exchange for 7,160,000 common shares of Sentry with a fair market valued at $110,000 ($0.22 per share) at the date the stock purchase agreement was signed; 100,000 shares of common stock to two stockholders with a fair market value of $23,000 at the date of issue, in exchange for financial consulting and corporate public relations services performed during the year; 181,397 shares of common stock to seed capital investors of Cobratech as a contingent consideration in connection with the purchase of Cobratech. The shares’ fair market value at the date of issue was $48,610.

The Company converted certain amounts owing by Sentry to British Columbia Advanced Systems Institute (“ASI”) into shares of common stock of Wescorp. ASI advanced Sentry $172,206 to assist in performing specified research and development work. In May, ASI converted the outstanding balance into 592,826 common shares of Wescorp. The shares issued for the conversion were valued at $0.29 per share, the average closing price for Wescorp shares for the 20 days prior to April 30, 2002.

The Company converted amounts owing to Unity Wireless Corporation into 428,053 shares of common stock of Wescorp. The shares issued in the conversion were valued at $0.20 per share, being the fair market value of the common stock at the date of issue in December 2002.

The Company entered into various share for debt settlement agreements and issued 2,033,746 shares of common stock of the Company for settlement of promissory notes payable and amounts due to shareholders totaling $1,016,872 in December 2002.

Warrants
In February 2002, the Company issued 300,000 common stock warrants, with an exercise price of $0.25 per share and an expiration date of December 2006, to two directors of the Company. In lieu of exercising this warrant, the holder may elect to receive shares of common stock equal to the value of the warrant, calculated based on the fair market value of the shares in excess of the market price. The Company recorded $33,000 as a consulting expense.

WESCORP ENERGY INC. (formerly CTI Diversified Holdings, Inc.) (A Development Stage Enterprise) NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS December 31, 2003 and 2002

The weighted average fair value of share purchase warrants granted to the directors of the Company during the year ended December 2002, was $0.31 based on the Black-Scholes model. Assumptions used were as follows: risk-free interest rate of 5.5%, dividend yield 0%, volatility of 135% and expected lives of approximately 4 years.

In March 2003, the Company issued 500,000 common stock warrants with an exercise price of $0.15 per share and an expiration date of March 2006, to a director for services. The fair market value of the warrants was recorded at $45,000.

In March 2003, the Company issued 1,000,000 common stock warrants with an exercise price of $0.15 per share and an expiration date of March 2006, to AHC Holdings Inc. as financing fee for providing the Company with working capital. The estimated fair market value of the warrants issued in conjunction with the promissory note due to AHC Holdings, has been recognized as a discount on long-term debt and is being amortized as interest over the three year term of the loan. Amortized interest expense for 2003 was $28,927. See Note 9.

In June 2003, the Company issued 1,000,000 share purchase warrants with an exercise price of $0.15 per share and an expiration date of March 2006. These warrants were issued to a current director of the Company, for financial assistance provided to the Company prior to him becoming a director. The fair market value of these options was recorded at $90,000.

In September 2003, the Company completed a private placement of 1,000,000 units. Each unit consisted of one share of common stock and one common stock warrant, exercisable at $0.35 with an expiration of September 12, 2005.

In December 2003, the Company issued 1,400,000 common stock warrants to three consultants for providing services. The warrants are exercisable at $0.25 per share and expire December 1, 2006. The fair market value of these warrants has been estimated at $120,000.

As of December 31, 2003, the Company has the following warrants outstanding:

Number of	Exercise	Expiration
warrants	price	date

1,000,000	$0.15	March 2006
1,500,000	$0.15	March 2006
300,000	$0.25	December 2006
1,000,000	$0.35	September 2005
1,400,000	$0.25	December 2006
2,883,494	$0.35	December 2005
8,083,494

WESCORP ENERGY INC. (formerly CTI Diversified Holdings, Inc.) (A Development Stage Enterprise) NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS December 31, 2003 and 2002

The fair value of each warrant granted is estimated on the grant date using the Black-Scholes Option Price Calculation. The following assumptions were made in estimating fair value: risk-free interest rate is 4%, volatility is 95%, and expected life is three to five years. During the year ending December 31, 2003, the Company issued 2,500,000 common stock warrants that may be exercised at $0.15 per share at various dates before March 2006.

NOTE 4 - NOTE RECEIVABLE

The Company advanced to Flowstar and Flowray $1,708,990. The loan is secured by all tangible and intangible assets of Flowstar and Flowray. The interest rate on the loan is 5% compounded monthly and the principal with interest repaid as follows: 25% at March 30, 2004, 25% at September 30, 2004, 25% at March 30, 2005 and the balance with accrued interest at September 30, 2005. This note has been recorded as a long-term asset on the balance sheet. See Note 10.

NOTE 5 - INVESTMENTS

Agreement with Ellycrack AS
During December 2003, the Company paid $50,000 for 112,050 shares of Ellycrack AS.

In March of 2004, Ellycrack AS (“Ellycrack”) of Norway granted the Company an option exercisable until June 1, 2005 to acquire exclusive rights to use Ellycrack’s high intensive catalytic cracking technology and intellectual property. This would also include the exclusive rights to manufacture, and sell products or systems derived from or utilizing Ellycrack’s technology in North America. See Note 10.

Synenco Energy Inc.
On June 9, 2003 the Company signed an option agreement allowing the Company to purchase 1,000,000 common stock shares of Synenco Energy Inc. (“Synenco”), a company involved in the potential development of an oil sands lease in the Athabasca Oil Sands area of northern Alberta, Canada. Under the terms of the option, the Company can acquire the Synenco shares upon payment of $3,700,000 as follows: $2,815,000 in cash and $885,000 ($0.30 per share) in Company stock commencing March 31, 2004. To date, the Company has paid $350,463 which has been recorded as an investment.

WESCORP ENERGY INC. (formerly CTI Diversified Holdings, Inc.) (A Development Stage Enterprise) NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS December 31, 2003 and 2002

NOTE 6 - ACQUISIITONS AND DISPOSITIONS OF SUBSIDIARIES

Cobratech Industries Inc.
On February 16, 2001, the Company acquired all of the outstanding common stock of Cobratech Industries Inc. (“Cobratech”), a British Columbia private company involved in the security consulting industry. The total purchase price consisted of 5,999,591 shares of common stock with a fair market value and $1,686,897, and other acquisition related expenses of approximately $10,000. The acquisition was accounted for using the purchase method of accounting and accordingly, the purchase price was allocated to the tangible and intangible net assets acquired on the basis of their respective fair values on the acquisition date as follows:

Current assets	$656,791
Other assets	26,255
Property plant and equipment	305,426
Intangible assets	217,951
Current liabilities	(1,772,172)
Long-term liabilities	(44,931)

Net liabilities acquired	610,680
Consideration	1,696,897

Goodwill recorded	$2,307,577

In accordance with SFAS No. 142, during 2002, the Company fully impaired the goodwill arising from the acquisition of Cobratech Industries Inc. in 2001.

During fiscal year 2002, the Company issued 181,397 shares of common stock as part of the contingent consideration issued in connection with the acquisition of Cobratech with an estimated fair market valued at $48,610. In accordance with SFAS No. 142, the goodwill arising from the contingent consideration has been fully impaired during the year ended December 31, 2003. Also, in 2003, the Company sold all of its shares of Cobratech. The Company realized a gain of $193,494 from the discontinued operations of Cobratech.

Sentry Telecom Systems, Inc. (“Sentry”)
On April 15, 2002, the Company acquired 90.7% of the outstanding common stock of Sentry (a company related under common control), a British Columbia private company involved in the telecommunications security industry. The total purchase price of $168,945 consisted of 500,000 shares of common stock with a fair market value of $110,000, cash advances of $37,083 and other acquisition related expenses of approximately $21,862. The acquisition was accounted for using the purchase method of

WESCORP ENERGY INC. (formerly CTI Diversified Holdings, Inc.) (A Development Stage Enterprise) NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS December 31, 2003 and 2002

accounting and accordingly, the purchase price was allocated to the tangible and intangible net assets acquired on the basis of their respective fair values on the acquisition date as follows:

Current assets	$258,885
Property plant and equipment	18,134
Intangible assets	472
Current liabilities	(752,480)
Long-term liabilities	(290,096)

Net liabilities acquired	765,085
Consideration	168,945

Goodwill recorded	$934,030

The Company’s consolidated financial statements include the results of Sentry’s operations since April 15. 2002. During the year ended December 31, 2003, the Company sold its shares of Sentry. The Company realized a gain of $713,380 from the discontinued operations of Sentry.

In accordance with SFAS No. 142, during 2002, the Company fully impaired the goodwill arising from the acquisition of Sentry Telecom Systems Inc.

As at December 31, 2002, 350,000 shares of common stock were held in trust by agreed upon legal counsel, pending the satisfaction of certain performance criteria. The performance criteria were not met during 2003 and the shares were never issued.

NOTE 7 – NOTES PAYABLE AND LONG-TERM DEBT

The following comprise the Company’s notes payable at December 31:

	2003	2002

Note payable –Interest at the Bank of Montreal prime rate plus 5% per annum, compounded monthly, and secured by certain assets of Sentry and by personal guarantees of $ 100,000 by two shareholders. As of April 2003, the Company is in default of the repayment agreement. This note was assumed by the purchaser of Sentry in September 2003.	$-	$330,541

Total notes payable	$-	$330,541

WESCORP ENERGY INC. (formerly CTI Diversified Holdings, Inc.) (A Development Stage Enterprise) NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS December 31, 2003 and 2002

The terms of the amounts due to shareholders are as follows:

	2003	2002

Notes payable –Interest at rates ranging from 0% to prime plus 5%, unsecured, due to shareholders.	$-	$204,347

Note payable –Interest at 15%, compounded semi-annually, paid annually with a maturity date of December 31, 2005, unsecured, due to shareholder.	1,677,227	-

Advances from shareholders, non-interest bearing with no set terms of repayment.	75,775	-

Total notes payable to shareholders	$1,753,002	$204,347

NOTE 8 – COMMITMENTS AND CONTINGENCIES

The Company has three consulting agreements. The agreements are effective from April 1, 2003 through March 31, 2005 unless terminated by the Company. The consultants are to be paid in cash or common stock, with a deemed price of $0.20 per share. The monthly fee for two consultants is $5,000 each and the other consultant receives $2,500 per month. Consultant expense for the year ended December 31, 2003 under these agreements was $112,500.

On January 27, 2003, the Company entered into an agreement with PGN Holdings Inc., under which PGN would lend Wescorp up to $250,000. The loan has been structured as a borrowing facility, is unsecured and all advances bear interest at 8% per annum. PGN has the right to convert all or any portion of the principal sum and accrued and unpaid interest outstanding into fully paid and non-assessable common shares of Wescorp on the basis of one share for each $0.50 of principal and interest outstanding. All advances, regardless of the date advanced, are due on January 1, 2004. As of December 31, 2003, the Company has not borrowed any funds.

On March 28, 2003, the Company entered into an agreement with the Howard Group under which the Howard Group would provide an investor and financial relations program. In consideration for these services, the Company has agreed to pay the Howard Group $5,000 in Canadian dollars per month to February 2004 and grant an option to acquire 200,000 shares of the Company at an exercise price of $0.20 per share expiring three years from the date of issue.

WESCORP ENERGY INC. (formerly CTI Diversified Holdings, Inc.) (A Development Stage Enterprise) NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS December 31, 2003 and 2002

On February 28, 2003, the Company’s board of directors approved the issuance of 80,000 shares to a past employee of the Company as a bonus. At December 31, 2003, these shares have not been issued.

On September 3, 2003, the Company signed an agreement to settle its indebtedness to a former officer of the Company. At the date of the agreement, the individual received $15,000 and is to receive $7,500 per month and 3% of the gross proceeds of any equity financing completed by the Company after the date of the agreement subject to a maximum payment of $37,500 in respect to each financing. The total payment in aggregate will not exceed $150,000.

At September 2003, the Company approved a transaction with a legal service provider in recognition of a previous credit accommodation. The transaction provided for a direct grant of 100,000 common stock and an additional 100,000 common stock warrants exercisable at $0.50 for five years and with a cashless exercise feature. As part of the transaction, the party agreed to cap legal service costs at an agreed maximum from September 2003 to December 2004, amounting to a reduction of $100 per hour. At December 31, 2003, the Company had not issued this stock or warrants.

On October 31, 2002, the Company’s board of directors approved the issuance of 1,000,000 shares to each of the Company’s two directors subject to their continued service as directors until February 28, 2003. As of December 31, 2003, the shares have not been issued and the directors of the Company have agreed to cancel the proposed issuance.

NOTE 9 - RELATED PARTY TRANSACTIONS

Summary of related party transactions as follows for the years ending December 31:

	2003	2002

Consulting fees paid or accrued to a director
of the Company	$112,500	$39,912

Interest paid or accrued to shareholders	$269,267	$55,899

Investor relations fees paid to shareholders
of the Company	$-	$23,300

Forgiveness of debt by a corporation owned
by a director and stockholder of the Company	$-	$(212,054)

WESCORP ENERGY INC. (formerly CTI Diversified Holdings, Inc.) (A Development Stage Enterprise) NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS December 31, 2003 and 2002

On January 28, 2003, the Company entered into an agreement with AHC Holdings, Inc., under which AHC would lend Wescorp up to $1,750,000. AHC is a private company beneficially owned and controlled by a director of the Company. The loan has been structured as a borrowing facility, is unsecured and all advances bear interest at the rate of 15% per annum. All advances, regardless of the date advanced, are due on December 31, 2005. As of December 31, 2003, the Company has borrowed approximately $1,697,000. Further, the Company granted AHC warrants to purchase 1,000,000 shares of common stock at a price of $0.15 per share in connection with the above stated loan. The warrants expire on March 6, 2006. These warrants have a fair market value of $104,236. See Note 3.

On January 15, 2003, a shareholder advanced the Company $5,000 in Canadian funds by way of a promissory note. The note bears interest at the rate of 12% per annum. The advance was repaid during the year ended December 31, 2003.

On January 15, 2003, two shareholders of the Company personally guaranteed the payment of $100,000, which was a portion of a loan to Sentry originally advanced under a loan agreement dated July 3. 2001. The loan was from an unrelated party and secured by certain property of Sentry. This liability was assumed by the purchaser of Sentry.

During the year ended December 31, 2003, the Company entered into various debt settlement agreements with shareholders and directors of the Company and allotted 1,340,589 shares of common stock of the Company for settlement of certain promissory notes payable and amounts due to stockholders or directors of the Company totaling $670,419.

Management is of the opinion that the terms and conditions of the above noted related party transactions Wescorp are consistent with standard business practice.

NOTE 10— SUBSEQUENT EVENTS

Agreement with Vasjar Trading Ltd.
In January of 2004, the Company entered into an agreement to acquire 100% of the common stock of Vasjar Trading Ltd. (“Vasjar”), a British Virgin Islands corporation. Vasjar has two Barbados corporate subsidiaries, one of which holds intellectual property rights, including technology rights to the DCR-900 system originally owned by Flowray.

As part of this transaction, the Company expects to issue to Vasjar’s two shareholders 2,400,000 shares of its common stock by April 30, 2004 and to also issue up to an aggregate additional 2,600,000 shares of stock over the years 2005-2007 for the achievement of Vasjar’s minimum annual sales volumes during the years 2004-2006. In

WESCORP ENERGY INC. (formerly CTI Diversified Holdings, Inc.) (A Development Stage Enterprise) NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS December 31, 2003 and 2002

the event that earned shares are not timely delivered, the agreement provides for “penalty” shares to be issued and also provides Vasjar’s two shareholders with the right to rescind the agreement and receive back their original shares.

Acquisition of Flowstar and Flowray
In the months following its year ended December 31, 2003, the Company completed negotiations to acquire 100% of the common stock of Flowstar Technologies Inc. (“Flowstar”) and Flowray Inc. (“Flowray”), hereinafter called the “Flowray Group” for the purchase price of $398,282.

Flowstar and Flowray are private companies, incorporated in Alberta, Canada, with no significant tangible assets. The intellectual property assets of Flowray include a U.S. provisional patent application filed in 2003 for the technology used in a proprietary system known as the Digital Chart Recorder or “DCR-900”.

The Company originally agreed to acquire up to 51% of the shares of the Flowray Group through share acquisitions from the shareholders and the Company. The consideration originally to be paid by the Company included: the issuance of 750,000 shares of common stock of Wescorp to the shareholders of Flowstar at a deemed price of $0.13 per share in exchange for the transfer of 51% of the outstanding shares of Flowstar. The Company was to pay approximately $563,000 in cash to Flowray in consideration of the issuance of treasury shares to Wescorp and payment to the shareholders of Flowray of approximately $750,000 in consideration of the transfer of their shares of Flowray. Additionally, on or before January 15, 2004, the Company was to issue an additional number of common stock shares equal to approximately $375,000 discounted by 20% of the average market price for two months prior to the date of issuance.

The acquisition of Flowstar and Flowray was to be completed in stages, with each stage being subject to fulfillment of certain closing conditions. The Company was required to make cash payments in installments on or before certain deadlines over the period ending January 15, 2004.

The terms of the original share purchase agreement, prior to amendment were as follows: Upon acquiring 51% of the issued shares of the Flowstar Group, the Company had the right and option to purchase the remaining 49% of the issued shares of the Flowstar group from the shareholders at the fair market value based on a valuation prepared by an independent certified business valuator. The Company’s option and right of first refusal to purchase the remaining 49% was exercisable at any time without expiration.

As of December 31, 2003, the Company loaned the Flowstar Group $1,708,990 which subsequent to year end has been allocated as follows: $398,282 to the purchase price of the Flowstar Group’s common stock and the balance of $1,310,700 to the intercompany

WESCORP ENERGY INC. (formerly CTI Diversified Holdings, Inc.) (A Development Stage Enterprise) NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS December 31, 2003 and 2002

loan to the Flowstar Group. As of January 14, 2004, the Company and the Flowstar Group amended the Memorandum agreement dated March 27, 2003 pursuant to which the Company has loaned the above referenced funds.

The Company has been provided with a promissory note for each advance to the Flowstar Group. Under the amended terms of the Memorandum of Agreement, the promissory notes accrue interest starting six months from the date the funds were advanced at the rate of 5% per annum. Interest is payable quarterly commencing September 30, 2004. These notes are due at various dates through 2008 and 2009.

To complete the acquisition of all of the technology rights for the intellectual property originally owned by the Flowstar Group, the Company will acquire Vasjar Trading Ltd., the parent of Quadra Products International Inc. (‘Quadra”). All of Quadra’s intellectual and technology property rights related to the DCR-900 system are expected to be acquired by Wescorp in a separate acquisition transaction in April 2004.

Agreement with Ellycrack AS
Wescorp has purchased as an aggregate 228,800 shares of Ellycrack common stock in consideration of $100,000 that was paid in two installments of $50,000 each on December 29, 2003 and February 2, 2004. The Company has agreed to purchase an additional 400,000 shares of Ellycrack in exchange for 300,000 shares of common stock of the Company.

Pursuant to a share purchase option agreement dated February 10, 2004, the Company has been granted an option to purchase additional shares to increase the Company’s ownership up to 25% of the outstanding common voting shares of Ellycrack on a fully diluted basis as at June 30, 2004. The option is exercisable until the later of June 30, 2004 or the date that is four months after the completion date of the Company’s testing of Ellycrack’s technology. The purchase price for these Ellycrack shares will be equal to 11.85% of the total market value of $5,000,000 in respect of all the outstanding shares of Ellycrack as at June 30, 2004 as mutually agreed by the parties or approximately $592,500.

Taneja Litigation
In December 2001, the Company together with its former subsidiary, Cobratech Industries, Inc. was sued by R. Taneja, an ex-contractor of Cobratech for unspecified damages for wrongful dismissal. The Company disputes the claim and has filed a Statement of Defense denying the allegations. No trial date has been set.

ASI Claim

WESCORP ENERGY INC. (formerly CTI Diversified Holdings, Inc.) (A Development Stage Enterprise) NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS December 31, 2003 and 2002

The Company is in discussions with representatives of Advanced Systems Foundation (“ASI”) regarding ASI’s claim of entitlement to shares of Wescorp stock in settlement of unpaid debts from Sentry Telecom Systems, Inc., a former subsidiary of the Company. Although the outcome of this matter is uncertain, the Company disputes the claim and expects to prevail.