Form 10KSB/A
period 2003-12-31
WESCORP ENERGY INC
filed 2004-05-13
CIK 1069489

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB/A

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

Number of shares outstanding of the registrant’s class of common stock as of December 31, 2003 was 25,600,615. Number of shares outstanding of the registrant’s class of common stock as of April 23, 2004 was 34,937,615.

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

PART I

ITEM 1. DESCRIPTION OF BUSINESS. GENERAL

Wescorp Energy Inc. (referred to herein as “we”, “Wescorp”, “the Company” or “our Company”) has the goal of acquiring companies that provide oil and gas technologies and information services to the petroleum industry. The Company seeks to invest in companies that own or have rights to technology that has emerged beyond research and development and is essentially market-ready. In 2003 we converted $1,054,873, being a significant portion of our previously outstanding debt, to equity at $0.50 per share. In 2003 we adopted a new business plan and to implement it, we secured new loan advances totaling approximately CDN$2,000,000 (approximately $1,370,000) and also completed equity financing totaling $1,135,048 at $0.30 per share. Management’s goal is to realize enhanced capital appreciation for our stockholders, by providing our Management’s financing capabilities and business development expertise to emerging companies offering timely product solutions and/or strategic investment opportunities in the petroleum production and service industries.

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

History

Wescorp Energy Inc. (formerly CTI Diversified Holdings, Inc.) was incorporated under the laws of the state of Delaware on August 11, 1998 as “Unique Bagel Co., Inc.” On January 10, 2001 we changed our name to CTI Diversified Holdings, Inc. ("CTI") and pursuant to a Share Purchase Agreement effective February 16, 2001, we acquired 100% of the total issued and outstanding shares of Cobratech Industries, Inc. ("Cobratech"), a private company incorporated in British Columbia, Canada. Cobratech was engaged in providing North American IT, ISP, and ASP products and services for introduction and distribution into the Asian e-security, e-business and e-financial markets as well as providing consulting services for IT security. Cobratech conducted its operations primarily through Cobratech Industries Limited, (“CIL”) a 100% controlled subsidiary incorporated in Hong Kong. CIL also had 100% control over Cobratech Industries Japan Limited (“CIJL”), a company incorporated in Japan to conduct Cobratech’s operations in Japan. The Company had sought to position itself in Asian markets through the offices in Hong Kong, SAR, and Tokyo, Japan. In 2002, we had reached the decision to cease all of our Asian operations in Cobratech. It was apparent that our plan to introduce Cobratech’s planned products and services into Asia were no longer the viable opportunity it was earlier thought to be. On September 25, 2003, the Company sold its shares of Cobratech and wrote down our investment to $nil from $1,198,911.

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

During 2003, we were successful in converting $1,054,873 of outstanding debt to equity, and raised approximately $2.53 million in new working capital through an unsecured loan of approximately $1.4 million and new equity financing totaling $1,135,042 (See Item 12 “Interest of Management and Others in Certain Transactions”.

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

We are currently experiencing negative cash flows from operations. We anticipate that this will change over time, after the completion of the acquisition of the Flowstar group of companies. In order to finance the future operations of the Flowstar group, and to continue with our revised business plan, we will require additional equity or debt funding during the second quarter of the 2004 year-end. To the date of this report, the Company has raised approximately $2.8 million in equity financing toward this goal. Without the additional planned equity financing, or another infusion of new capital, the Company will not be able to maintain current operations beyond these periods. Such transactions may have a negative or depressing effect on the trading prices for our publicly-traded common stock.

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

Related Agreements to Acquire 100% of Vasjar Trading Ltd.

In connection with the acquisition of Flowstar and Flowray, Wescorp has also entered into share purchase agreements dated effective January 14, 2004 pursuant to which Wescorp will acquire 100% of the outstanding shares of Vasjar Trading Ltd. (“Vasjar”), a British Virgin Islands corporation, Vasjar in turn owns 100% of the outstanding shares of Quadra Products International Inc. (“Quadra”) and Flowstar International, Inc. (formerly Penta Energy Products Inc.) (“Flowstar International”), both of which are Barbados corporations. (Pursuant to an agreement dated as effective August 30, 2003, Flowray had transferred to Quadra all of its intellectual property rights, including rights to the technology related to the DCR 900 system described below, in consideration of a promissory note in the principal amount of CDN$600,000 without interest. The promissory note is now the sole asset of Flowray).

The acquisition of Vasjar is expected to be contractually concluded in May, 2004; the exchange of shares (and thus actual ownership of and consolidation with Wescorp) may however be delayed. This is due to issues related to the Company’s ability to issue SEC registered shares in a timely manner. The Company has recently tendered the first tranche, 2,400,000, as restricted (unregistered) shares, but these have not been as yet accepted in lieu of registered shares and the resolution of this issue is still open. These issues are under discussion between Management and Vasjar principals. In consideration of the purchase of all the outstanding shares of Vasjar from two shareholder entities (in which the selling shareholders of Flowstar/Flowray have interests), Wescorp is to issue shares to said shareholders of Vasjar each as to 50% as follows:

(a) an aggregate 2,400,000 shares of common stock of the Company on or before April 30, 2004 (subject to a penalty of 10% additional shares if the shares are issued after that due date, see comment on this issue above); and

(b) up to an aggregate 2,600,000 additional shares of common stock of the Company to be issued in stages as follows:

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

Loan Advances to Flowstar Group

We entered into a Memorandum of Agreement dated March 27, 2003 with Flowray Inc. ("Flowray") and Flowstar Technologies Inc. ("Flowstar") under which we have advanced $2,360,000 Canadian dollars (approximately $1,708,991 using the historical exchange rates at the times the advances were made) by way of a loan to Flowray and Flowstar for operating purposes. CDN$2,160,000 (approximately $1,558,420) is owed as at March 31, 2004.

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

Flowray and Flowstar currently have no significant tangible assets. Flowray transferred all of its intellectual property rights and technology to Quadra as discussed above. As a result, Flowstar will now need to secure an agreement with Quadra or an affirmation of the agreement with Flowray to utilize its Flowray license. Upon completion of the Vasjar acquisition, Quadra will become a wholly owned subsidiary of Wescorp. Management intends to secure the appropriate licenses in the next several weeks, whether or not the acquisition closes as scheduled in April, 2004, or some later date. The intellectual property assets include a US provisional patent application filed on or about March 3, 2003 for the technology used in the DCR-900 system. Quadra also holds the intellectual property for liquid based totalizers, burner igniters, and Windows™ based gas flow calculation software, all of which Flowstar markets. Flowstar also markets a line of liquid turbines for which there is no intellectual property, as the patents expired long ago.

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

Quadra has no other assets aside from the intellectual property transferred to Quadra by Flowray. When the acquisition of Vasjar is concluded, scheduled for April 2004, but whose date is uncertain, Wescorp will own all the proprietary technology originally owned by Flowray related to the DCR 900 system and other products. Quadra is planning to grant Flowstar International a license to use the technology and to manufacture market and sell products derived from the technology, including the DCR 900 system, in all jurisdictions worldwide except Canada. Wescorp plans to also own all the outstanding shares of a United States company named Flowstar USA, Inc., which will hold the rights to manufacture market and sell the DCR 900 system in the United States. Flowstar’s current worldwide license is to be amended so that Flowstar will retain the rights to manufacture market and sell the DCR 900 system only in Canada. The timing and execution of these plans will depend on the delivery and acceptance of Wescorp shares to the Vasjar shareholders, a subject currently being discussed by the parties, or an acceptable interim license arrangement.

B. Ellycrack AS

Pursuant to a letter of intent dated February 10, 2004 Ellycrack AS (“Ellycrack”), of Florø, Norway, has granted Wescorp or its subsidiary options to acquire three separate exclusive territorial licenses in Canada, the United States and Mexico to make, use, copy, develop and exploit Ellycrack’s technology and intellectual property and to design, manufacture, market and sell products or systems derived from or utilizing Ellycrack’s technology or sublicense others to do the same in each territory. Wescorp may exercise the option to acquire a license for any or all of the three territories on or before June 1, 2005, failing which the option will expire. The term of each license for which the Company has exercised the option will be 20 years from the date of execution of the formal license agreement and/or the lead time of granted or new patents related to the technology, with a ten year renewal provision. The license is terminable for failure to pay royalties, insolvency or bankruptcy, dissolution or liquidation of either party, or other uncured material breaches. Upon execution of a formal license agreement, Wescorp will pay Ellycrack a one-time non-refundable license fee of $750,000 for each territorial license. Wescorp will also pay Ellycrack a royalty equal to 6% of Wescorp’s sales of products or systems derived from or utilizing the technology in the applicable territory, payable within 90 days of Wescorp’s financial year end.

Ellycrack has developed what is believed to be a cost effective technology in which heavy oil can be upgraded to a “lighter” more commercially saleable oil in a highly intensive cracking process which could be located directly at the oil field. By upgrading the oil in the field, it would allow oil companies to eliminate on-site storage tanks as well as the costly process of transporting the heavy oil great distances to an upgrader. The oil could be transported directly to a refinery for refining into ordinary petroleum products.

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

Please see the Form 10-QSB for the period ending March 31, 2004, and our Form 8-Ks filed during May 2004 for more current information on our acquisitions and other current issues.

PRODUCTS AND SERVICES

As noted above, the Company’s focus changed considerably in 2003. Our business plan is threefold: (i) We intend to invest primarily in companies or products where early stage product development has been completed (where early stage product development means any basic research surrounding a potential product or service and the development of working prototypes). This is intended to minimize risks associated with early stage startups, to reduce both the time frame and amount of capital required for commercialization of proposed products, and thus maximize any potential return to our stockholders. (ii) We also intend to acquire a controlling or majority equity position to fully participate in the target company’s strategic business plan and corporate governance. (iii) And finally, we hope to contribute our business expertise to assist in the further development of the target company’s business and operations. We believe that a combination of our skills in conjunction with the target’s skills will maximize the probability of potential success.

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

INTELLECTUAL PROPERTY

We currently do not hold any intellectual property. However, Wescorp will be acquiring intellectual property that is currently in Quadra upon the successful completion of the acquisition of Vasjar as described in Item 1.A under the heading Flowstar and Flowray. Quadra’s intellectual property includes a United States Provisional Patent filed by Flowray for a digital gas flow measurement and recording device. Given the nature of our revised business plan, it is likely that a potential target company will directly hold intellectual property, which may consist of patents, licences, copyright, industrial designs, drawings or other proprietary rights to the product or service. We expect research and development to be a significant expense item for both Flowstar/Flowray and Ellycrack (if exercised), but have not yet progressed sufficiently on our business plan to estimate the amounts required.

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

There is presently pending an action brought by Mark Baum against Wescorp (Baum v. Wescorp Energy Inc., f/k/a CTI Diversified Holdings, Inc., case number 50T 181 00033 04 - American Arbitration Association, International Centre for Dispute Resolution). The case was commenced January 15, 2004 and the hearing thereon has been set for October 2004. The claim is for $300,000 plus attorney’s fees and costs. Principal parties are Baum and Wescorp. Baum’s claim is based on a purported agreement whereby he or an affiliate were to provide various services to Wescorp for payments of $6,000 per month in Wescorp stock payable six months in advance. (When the purported agreement was allegedly made in July 2003, the stock was trading at a much lower price than at this time). The Company is defending on the basis the purported agreement was not approved by it, no services were performed by Baum or his affiliates, and the purported agreement was cancelled when Management learned of its existence and other defenses.

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

As of May 12, the last reported sales price for shares of our common stock was $.91.

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

At May 12, 2004, there were 34,037,615 common shares outstanding. At March 31, 2004, there were 100 holders of record of our common stock and 42 holders of 9,829,494 of our outstanding warrants.

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

Equity Compensation Plan Information

Plan Category	Number of securities to be issued on exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance
Equity compensation plans approved by security holders	None	None	None
Equity compensation plans not approved by security holders	5,455,000(1)	$0.205 per share	625,00(1)
Total	5,455,000	$0.205per share	$.20 per share

Notes: The above includes:

(1)
Three directors are to receive shares in lieu of compensation payments valued @ $0.20/share amounting to 62,500 shares per month for a two year period commencing April 2003; shares to be registered; no shares have as yet been issued, 875,000 shares have been earned to date. If there is a termination, depending on whether it is voluntary or not, the remaining amounts are adjusted. The total amount remaining is 625,000shares. See the Company Form 10-Q for the period ending September 30, 2003 for more detailed information.

(2)	Former CFO, 80,000 shares, bonus.
(3)	Director, President: 150,000 warrant shares @ 0.25/share issued February 2002, expiring December 2006;
(4)	Former President 150,000 warrant shares @ $0.25/share issued February 2002, expiring December 2006;
(5)	Director/CFO 500,000 warrant shares @$0.15/share issued March 2003, expiring March 2006;
(6)	Director/lender 1,000,000 warrant shares @$0.15/share issued March 2003, expiring March 2006;

(7)	Director, President: 1,000,000 warrant shares @ $0.15/share issued June 1, 2003, expiring June 2008;
(8)	Legal Services provider: 100,000 registered shares, for $100/hr reduction in fees for 16 months and 100,000 registered warrant shares @$0.50/share both authorized September 2003, expiring (warrants only) September 2008, none issued (see September 30, 2003 Form 10-Q for details);

(9)	Four Service Providers: 1,400,000 warrant shares @ $0.25/share issued December 2003, expiring (warrants only) December 2006;
(10)	One Service Provider: 100,000 warrant shares @$0.50/share issued April 2004, expiring (warrants only) April 2007.

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

RECENT SALES OF UNREGISTERED SECURITIES

The following is a history of our sales of unregistered securities over the last three fiscal years to date (please see our 8-K’s filed in May, 2004, and 10-QSB for the quarter ended March 31, 2004, which is to be filed immediately after this Amendment, for more current information.

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

In June 2001, 1,304,153 common shares were issued on conversion of $2,006,923 of promissory notes. After the conversion, and at year-end, there were 17,808,744 common shares outstanding. The details of the notes conversion was as follows:

	Balance	Shares issued
	Converted	on
		conversion

Manado Development Ltd., convertible promissory notes, interest at 8% per annum, convertible into common stock of the Company at a price of $2.00 per share. Upon conversion of the promissory notes the Company issued an equal number of warrants which entitle the lender to purchase one share of common stock of the Company at $2.20 per share.	$1,405,539	702,770

Manado Development Ltd., convertible promissory notes, interest at the Bank of Montreal prime lending rate plus 5% per annum, convertible into common stock of the Company at a price of $1.00 per share. Upon conversion of the promissory notes, the Company issued an equal number of warrants which entitle the lender to purchase one share of common stock of the Company at $1.50 per share.	601,383	601,383

	$2,006,922	$1,304,153

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

On March 6, 2003 we issued 1,000,000 and 500,000 share purchase warrants to AHC Holdings Inc. and Mr. Terry Mereniuk respectively. The warrants are exercisable at a price of $0.15 per share until March 6, 2006. AHC Holdings Inc. is a private company wholly owned by Comeau Industries Ltd., which in turn is controlled by Mr. Alfred Comeau, a Director of our Company. The warrants were issued to AHC as a bonus for providing us with a working capital loan facility of approximately $1.4 million (See Item 11 and 12). Mr. Terry Mereniuk is a Director and CFO of our Company and warrants were issued to him for a finder’s fee for the loan from AHC.

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

Please see our Form 10-QSB for the period ending March 31, 2004 for more current information regarding sales of unregistered securities during 2004.

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

(a) Stock Purchase Warrants

We have authorized and issued a total of 8,033,494 Common Stock Purchase Warrants as at December 31, 2003. The following table sets forth the terms and exercise price of all issued and outstanding warrants.

Date issued	Number of Warrants	Exercise price	Expiry date
February 2002	300,000	$0.25	December 2006
March 2003	1,500,000	$0.15	March 2006
June 2003	1,000,000	$0.15	June 2008
September 2003	1,000,000	$0.35	September 2005
December 2003	1,400,000	$0.25	December 2006
December 2003	2,833,494	$0.35	December 2005
	8,033,494

Please see our Form 10-QSB for the period ending March 31, 2004 for more current information regarding Common Stock Purchase Warrants issued during 2004.

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

In addition, we are also including some additional summary analysis and information regarding our financial condition, liquidity and capital resources. This analysis should be read jointly with the financial statements, related notes, and the cautionary statement regarding forward-looking statements, which appear elsewhere in this filing.

Please see our Form 10-QSB for the period ending March 31, 2004 for more current information.

Plan of Operation for the Next Twelve Months

Our future operations are dependent upon the identification and successful completion of additional long-term or permanent equity financing, the continued support of creditors and shareholders, and, ultimately, the achievement of profitable operations. There can be no assurances that we will be successful which would significantly affect our ability to roll out our revised business plan. If not, we will likely be required to reduce operations or liquidate assets. We will continue to evaluate our projected expenditures relative to its available cash and to seek additional means of financing in order to satisfy its working capital and other cash requirements. Please see this section in our Form 10-QSB for the Quarter ended March 31, 2004, which is to be filed immediately hereafter for more current information on this Item 6.

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

The Company has recently closed a private placement of an aggregate 3,231,000 Wescorp units at a price of $0.50 per unit. The first closing of the private placement took place on March 15, 2004 and the second closing took place on April 16, 2004. Each unit consisted of one share of common stock with a par value of $0.0001 and one-half of one non-transferable share purchase warrant to certain “non U.S. Persons”. Each whole warrant entitles the subscriber to subscribe for one additional Common Share of Wescorp at a price of $1.00 per share at any time up to 4:00 pm on the first anniversary of the closing date. Our operations have been funded to date by debt and equity financing. We are relying on these sources of funding in order to provide our Company with sufficient capital to continue our development and operational plans. There can be no assurance that the past trend will continue, which would significantly affect the financial condition of our Company and our ability to effectively implement the proposed business plan for Flowstar and Flowray.

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

We do not anticipate making any major purchases of capital assets in the next 12 months. However, there may be some purchases of office equipment for Wescorp, and shop equipment for Flowstar and Flowray. Also, Flowray will be conducting some research and development in its ongoing program to maintain the competitive advantage of its products. Wescorp’s current corporate employee count is expected to remain the same for the next 12 months. There may be some services that Wescorp will contract out for, given the specialized nature of the business of Flowstar and Flowray. With the change in our business plan, we anticipate that any change in capital assets, research and development and employees would be subject to change in any targeted operating business that we may acquire, including that of Flowstar and Flowray.

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

Note that a substantial part of the assets shown for 2003 are notes from companies that have become or are to become wholly owned subsidiaries in 2004, and consequently when consolidated will no longer be carried as assets.

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

The Company's operating loss for fiscal 2003 consists of general and administrative costs totaling $785,345 as compared to $566,113 for fiscal 2002. The increase was primarily due to higher consulting, legal/accounting and office costs (with the closing of the office in the year) net of a reduction in travel and wage costs. Company management endeavored to minimize any ongoing administrative costs in the year.

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

During 2003, our cash position increased to $113,886 from $1,422. We used $495,257 for operations in fiscal 2003 compared to net inflows of $446,067 in 2002. We also used $2,109,454 in investing activities for the purchase of investments during the 2003 year versus $1,019,411 in 2002. The net cash used in operating and investing activities was financed by $2,727,404 from financing activities ($551,457 in 2002), resulting in a net increase in our cash position for the year of $122,693. The sources of cash flow from financing activities for the year consisted of a net increase in notes payable of $1,677,227, net of a reduction in advances from shareholders of $128,572.

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

At the end of fiscal 2003, we had current assets totaling $113,886 compared to $1,422 at the end of fiscal 2002. Our fixed assets at the end of fiscal 2003 were $NIL compared to $7,193, reflecting our decision to write down our abandoned assets in 2002. We showed investments and notes receivable totaling $2,109,454 in 2003 compared to $NIL in 2002.

The Company had $259,185 in current liabilities at the end of fiscal 2003 compared to $408,881 at the end of fiscal 2002. The figure for 2002 was high is due to the inclusion of net liabilities acquired on the acquisition of Sentry in that year. The liabilities of Sentry were disposed of in 2003 when the shares of Sentry were sold by Wescorp. We had long term liabilities of $1,677,227 at the end of fiscal 2003 compared to $NIL at the end of fiscal 2002. The increase in long term liabilities is a result of receiving a loan from a director in the year. The year 2002 also showed net liabilities of discontinued operations of $684,837, which, as noted above, were eliminated on the sale in 2003 of the two discontinued subsidiaries.

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

ITEM 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The financial statements required by this Item begin on Page F-1 of this Form 10-KSB, and include:

-	the report of independent accountants

-	consolidated balance sheets as of December 31, 2003 and 2002

-	consolidated statements of operations, cash flows and stockholders' deficiency for the years ended December 31, 2003 and 2002 and the period from August 31, 1998 (inception) to December 31, 2003

-	notes to the consolidated financial statements.

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

PART III

ITEM 9. DIRECTORS, EXECUTVE OFFICERS, PROMOTERS AND CONTROL PERSONS

The following table sets forth the names, ages and positions of the current and nominee directors and executive officers of the Company.

Name	Age	Position
John Anderson	40	Director
		President & CEO, Secretary, Treasurer

Alfred Comeau	58	Director
Terry Mereniuk	44	Director and CFO
Donald Farnell	60	Director March 26, 2002 – March 31, 2003
		Chairman June 26, 2002 – March 31, 2003
		President & CEO, Secretary, Treasurer March 26, 2002 – March 31, 2003
		Acting CFO June 28, 2002 – February 28, 2003

Mr. John Anderson

John Anderson was appointed director of Wescorp on October 4, 2001, President and CEO on April 9, 2003 and Secretary/Treasurer on April 24, 2003.

His term as a Director of the Company runs until the next annual meeting of the shareholders unless earlier terminated. Mr. Anderson has over twelve years' experience in financial consulting, investor relations, and real estate management positions. Previously Mr. Anderson held the position of Director of Investor Relations of Bema Gold Corp. and its subsidiary, and was a Director of Hong Kong based Meyers Capital Inc. He has also held positions with Manulife Real Estate and W.H. Bosley & Co., managing commercial real estate portfolios in Seattle, Washington as well as Vancouver and Toronto, Canada. He is presently a Director of Brett Resources Inc. and Axiom Consulting Corp. Mr. Anderson holds a B.A. from the University of Western Ontario.

Mr. Alfred Comeau, B.Sc. Electrical Engineering

Mr. Comeau was appointed as a Director on March 5, 2003. From 1976 to 2002, Mr. Comeau was the President and CEO of A. Comeau & Associates Ltd., a private company owned by himself and his spouse. A. Comeau & Associates Ltd. was an electrical engineering firm with over 100 employees, specializing in the design and installation of electrical and instrumentation control systems for various processing plants in the petroleum and petrochemical industries. In April, 2002 he sold his interest in the company to a large public entity focused in the petroleum industry. Mr. Comeau received his B.Sc. in Electrical Engineering from the University of Alberta in 1969 and is a member of APEGGA, an association of professional engineers.

Mr. Terry Mereniuk, B Comm, CA, CMC

Mr. Mereniuk was appointed as a Director on March 5, 2003 and as our Chief Financial Officer on April 9, 2003. He served as the Chief Financial Officer for A. Comeau & Associates Ltd. from December 1999 until the buyout in April 2002. He became the Finance Manager for the successor company, providing financial and transitional assistance until early 2003. He is currently acting CFO for another oil industry firm. From 1991 until December, 1999 he served as an Associate with Williams Krull Chartered Accountants, a public accounting firm, where he provided a full complement of financial services to his clients. Mr. Mereniuk received his B.Comm. from the University of Alberta in 1981 and is also a Chartered Accountant and a Certified Management Consultant.

Mr. Donald Farnell

Don Farnell was appointed President, Chief Executive Officer, Secretary, Treasurer and a member of the board of directors of Wescorp on March 26, 2002. He replaced Mr. Godsy as chairman on June 26, 2002, and became acting CFO on June 28, 2002, replacing Marlene Gaudry. He resigned as acting CFO on February 28, 2003 and from his other positions on March 31, 2003.Mr. Farnell has over 35 years of corporate finance, venture capital, investment banking and executive management experience, with a background in the technology and telecommunications arena. He has over 15 years of consulting experience, providing management advice to various high tech companies and conducting due diligence on high tech companies for institutional venture capital groups.

Audit Committee

We do not have a separately-designated audit committ of the Board or any other Board-designated committee. Audit committee functions are performed by our Board of Directors.

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

Section 16(a) Beneficial Ownership Reporting

Based on filings reported to the Company or otherwise known directly to Management, we believe the following persons either filed certain Sec. 16(a) Forms late or they were omitted and the material was to be filed in the Form 5 filed for the fiscal year ended 2003. John Anderson, late Form 5, fiscal 2002, 2003, omitted Form 4s for 1,000,000 share warrant acquired in 2003, Director Compensation Shares in lieu of salary (option) @ 25,000/shares per month commencing April 2003 (see Equity Compensation Item 5); Terry Mereniuk, late Form 3,5-fiscal 2002, 2003 for shares acquired in open market in 2002 prior to becoming Director, 500,000 share Warrant acquired in conjunction with a financing transaction, omitted Form 4 for Director Compensation Shares (see above); Alf Comeau late Form 3, Form 5-fiscal 2003 for 1,000,000 share Warrant acquired in conjunction with a financing transaction, omitted Form 4 for Director Compensation Shares (see above).

Code of Ethics

We have not yet prepared written code of ethics and employment standards for our company. We have not prepared such a code due to our recent change in business direction and the addition of our new Board Members and management.

ITEM 10: EXECUTIVE COMPENSATION

The following table sets forth information with respect to the annual and long term compensation for the last three fiscal years for our President and Chief Executive Officer and our other executive officers, including former executive officers and executive officers of our wholly owned and controlled subsidiaries during the fiscal years ended December 31, 2003, 2002, and 2001. None of our other officers or those of any of our subisidiaries earned greater than $100,000 in total salary and bonus during the years ended December 31, 2003, 2002, 2001 and 2000.

Summary Compensation Table

Annual Compensation	Long Term Compensation

Name and Principal Position	Year	Salary ($)	Other Annual Compensation ($)	Restricted Stock Awards	Securities Underlying Options/SAR	All other Compensation ($)
John Anderson, Chief Executive Officer (1)	2003	$40,000(1)	$120,000(1)	(1)	1,000,000 shares (see Compensation of Directors) (1)	(see Compensation of Directors) (1)
	2002			-	150,000 shares (see Compensation of Directors) (1)	-
	2001			-	-	-
Donald Farnell, Chief Executive Officer (2)	2003		$15,000(2)	-	-	(see Compensation of Directors)
	2002		$33,912(2)	-	-	(see Compensation of Directors)
	2001		$84,780(2)	-	-	-
Terry Mereniuk , CFO (3)	2003	$40,000(3)	$60,000(3)	(3)	500,000(3)	(see Compensation of Directors)

(1) Mr. Anderson has served as President and Chief Executive Officer since April 9, 2003. Mr. Anderson, along with Rene Palsenbarg, another Director was awarded 150,000 share purchase warrants expiring December 2006 on February 21, 2002, exercise price $.25/share for services as a Director; closing market price on date of grant was $.33/share. His 1,000,000 share Warrant, received June 1, 2003, expiring June 2008, exercise price $.15/share was in exchange for services; closing market prices on May 31, 2003 was $.24/share; based on that date he received “Other Annual Compensation” thereon of $.09x1,000,000=$90,000. The $40,000 salary was only receivable in the form of common shares at $.20/share, registered under Form S-8, see Item 4, Equity Compensation for details; closing market price on date of grant (July 1, 2003) was $.26/share, on effective date (4/1/03) was $.21/share. Based on date of grant, he received “Other Annual Compensation” of $.05x600,000=$30,000.

(2) Mr. Farnell served as Chief Executive Officer of Wescorp during the period June 8, 2001 to October 3, 2001. He was re-appointed Chief Executive Officer of Wescorp on March 26, 2002, until his resignation on March 31, 2003. He was paid $8,478 per month for April 2002 through July 2002. He was paid through Communication Management Group Ltd. (“CMGL”), a company owned by his wife.

Mr. Farnell served as President and CEO for Sentry from September 12, 2000 until October 3, 2001 under a monthly contract of $12,000 Canadian dollars per month (approximately $8,478) with CMGL. As at October 31, 2002, CMGL was owed approximately $211,000 for these services. The Company paid Mr. Farnell $15,000 during December 2003 and amounts are to be paid in 2004 as part of a settlement on the consulting fees owed to Mr. Farnell (See Compensation of Directors).

(3) Terry Mereniuk, CFO joined Wescorp in 2003 and served a partial year. His salary, as was Mr. Anderson’s, was in his capacity as Director rather than Officer and was in the form of payment of consulting fees rather than as a salary per se; closing market price on date of grant (July 1, 2003) was $.26/share, on effective date (4/1/03) was $.21/share. Based on date of grant, he received “Other Annual Compensation” of.05x600,000=$30,000; Mr. Comeau received $.05x300,000=$15,000. See Item 4, Equity Compensation for details. His Warrant was for his services in arranging for a loan from a Company owned by Mr. Comeau, who thereafter also became a Director. His Warrant for 500,000 shares was granted March 3, 2003, as was Mr. Comeau’s (a Director) for 1,000,000; both were priced @

$.15/share, and the closing market price at the date of grant was $.21/share, which accounted for “Other Annual Compensation” for Mr. Mereniuk of $.06x500,000=$30,000, and Mr. Comeau of $.06x1,000,000=$60,000. Both Warrants expire June 2006.

(4) Officers and Directors as of year-end had 4,150,000 shares of restricted stock subject to option if the entire amount earned in lieu of salary (1,500,000 shares over two years) was included. Market value as of December 31, 2003 was $.50x 4,150,000=$2,075,000.

Compensation of Directors

On February 21, 2002, Mr. John Anderson and Mr. Rene Palsenbarg, as Directors were issued 150,000 stock purchase warrants at $0.25 per share, for services rendered as directors; closing market price at date of grant was $..33/share. The warrants have a cashless exercise price. In lieu of exercising this warrant, the holder may elect to receive shares of common stock equal to the “Value” of the warrant. “Value” is calculated as follows;

X = Y(A-B)/A
X = the number of shares of common stock to be issued to the holder

Y = the number of shares of common stock purchasable under this warrant
A = the fair market value of one share of common stock. The fair market value is based on the average of the closing bid and asks prices for the stock for the 5 trading days prior to the date of the determination of fair value if quoted on an exchange; otherwise the fair market value is determined by an independent appraiser.
B = Warrant price

The exercise prices of all such warrants are subject to adjustment to protect against dilution in the event of stock dividends, splits, combinations, subdivisions, and reclassification.

(1), (2) On October 31, 2002, the Board of Directors approved the issuance of 1,000,000 shares to each of Mr. Donald Farnell and Mr. John Anderson, for services rendered as Directors. The issuance was valued at $0.01 per share, and the value was determined by reference to the $0.04 price paid on October 30, 2002 for small volumes of unrestricted shares. Prior to the end of 2002, Mr. Farnell and the Company mutually agreed to cancel the share issued to Mr. Farnell. As of the date hereof, the shares approved for issue to Mr. Anderson have not yet been issued and he has agreed to cancel the share issuance.

(3) On March 6, 2003 we issued 1,000,000 and 500,000 share purchase warrants to AHC Holdings Inc. and Mr. Terry Mereniuk respectively. The warrants are exercisable at a price of $0.15 per share until March 6, 2006. AHC Holdings Inc. is a private company wholly owned by Comeau Industries Ltd., which in turn is controlled by Mr. Alfred Comeau, a Director of our Company. The warrants were issued to AHC as a bonus for providing us with a working capital loan facility of approximately $1.4 million. Mr Terry Mereniuk is a Director and CFO of our Company and warrants were issued to him for a finder’s fee for the loan from AHC. See Note 3 above for details and market prices when granted.

(1), (3) The Company as of July 1, 2003 (see our Form 10-QSB Item 5 for the period ending 9/30/2003 for details) entered into a consulting agreement with each our three Directors, namely Mssrs. John Anderson, Terry Mereniuk and Alfred Comeau. The agreements became effective for the period from April 1, 2003 and with an initial term of two years unless terminated by the Company. The monthly fee for two consultants is $5,000 each and the other consultant receives $2,500 per month. The consultants are to be paid in common stock, with a deemed price of $0.20 per share; closing market price on date of grant (July 1, 2003) was $.26, which was $.05 less than market, as of April 1, 2003 was $.21/share, which was $.01 less than market.. The shares have not yet been issued and are to be issued under an S-8 registration. See Item 4, Equity Compensation.

(3) Pursuant to a settlement agreement dated November 13, 2003, Mr. Donald Farnell received Cdn $25,000 (approximately $15,000) in December 2003 and is to receive Cdn$10,000 (approximately $7,500) per month and 3% of the gross proceeds of any equity financing completed by the Company subject to a maximum payment of Cdn$50,000 (approximately $37,500) in respect to each financing. The total payments in aggregate will not exceed Cdn $200,000 (approximately $150,000). To December 31, 2003, consulting fees paid to Mr. Farnell totaled Cdn$25,000 (approximately $15,000).

We do not regularly compensate our directors for their time spent on behalf of our company, but they are entitled to receive reimbursement for all out of pocket expenses incurred for attendance at our Board of Directors meetings.

Option/SAR Grants Table

Option/SAR Grants in Last Fiscal Year
(a)	(b)	(c)	(d)	(e)	(f)
Name	Number of Securities Underlying Options/SAR Granted (#)	% of Total Options/SAR Granted to Employees in Fiscal Year	Exercise or Base Price ($/Sh)	Market price on date of Grant	Expiration Date
John Anderson CEO	600,000 1,000,000	50% See Notes	$.20 $.15	$.26 $.14	--------------- June 1, 2008
Terry Mereniuk CFO	600,000 500,000	50% See Notes	$.20 $.15	$.26 $.21	--------------- March 6, 2006

Please see Item 4 “Equity Compensation Plans” for more detail on the vesting of these Shares for salary granted to the three Directors. There were no options granted to employees during 2003. There were various grants to conultants and independed contractors as specified in Item 4 and Item 12. Mr. Anderson received his options for services, see above. Mr. Mereniuk was awarded his Warrant for arranging the AHC loan, and AHC (Mr. Alfred Comeau’s company) received a Warrant to purchase 1,000,000shares on the same basis. The AHC Warrant also expires March 6, 2006.

Aggregated Option/SAR Exercises in Last Fiscal Year and FY-End Option/SAR Value Table

Aggregate Option/SAR Exercises in Last Fiscal Year and FY-End Option/SAR Values
(a)	(b)	(c)	(d)	(e)
Name	Shares Acquired on Exercise (#)	Value Realized ($)	Number of Securities Underlying Unexercised Options/SARs at FY- End (#) Exercisable/Unexercisable	Value of Unexercised In-the Money Options/SARs at FY-End ($) Exercisable/Unexercisable
John Anderson CEO	-------------	-------------	1,225,000/ 375,000	$395,000/$112,500
Terry Mereniuk CFO	--------	--------	725,000/ 375,000	$220,000/$112,500

Closing share price in determining the net value (Closing share price less exercise price) was $.50/share. At the current share price, the above values would be considerably greater. AHC, an affiliate of Mr. Comeau at year end had 1,000,000 shares subject to a Warrant (see above) with a net vlaue of $350,000, and Mr. Comeau had 112,500 shares due for Directors fees with net vlaue of $33,750, and 187,500 unearned shares for fees with year end net value of $56,250.

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

Employment Agreements

We do not have written employment agreements with any of our key employees. However share being received in lieu of salary by Directors have a different vesting schedule depending upon whther a Directort volunatarily resgins, in which case the salaray and shares therefor cease, or is termianted, in which case the salary cotinues for th entire two year term and the shares in liue of also continues. Also see Item 4 “Equity Compensation”

Audit Committee

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information, as of April 23, 2004 with respect to any person (including any “group”, as that term is used in Section 13(d)(3) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) who is known to the Company to be the beneficial owner of more than five % of any class of the Company’s voting securities, and as to those shares of the Company’s equity securities beneficially owned by each its director, the executive officers of the company and all of its directors and executive officers of the Company and all of its directors and executive officers as a group. Unless otherwise specified in the table below, such information, other than information with respect to the directors and officers of the Company, is based on a review of statements filed, with the Securities and Exchange commission (the “Commission”) pursuant to Sections 13 (d), 13 (f), and 13 (g) of the Exchange Act with respect to the Company’s Common Stock. As of May 12, 2004, there were 34,037,615 shares of Common Stock outstanding, which was the same amount outstanding on April 23, 2004.

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

The table also shows the number of shares beneficially owned as of May 12, 2004 by each of the individual directors and executive officers and by all directors and executive officers as a group.

Beneficial Ownership Table
(Management)

Title of Class	Name and address	Principal Position	Number of shares beneficially owned	% of Class (6)
Common Stock	Donald Farnell (1) 507 Jefferson Avenue Coquitlam, British Columbia V3J 3T7	Past President & CEO, Director, Past CEO, Director and President of Sentry	0	0.0%
Common Stock and Warrants	John Anderson (2) (3) 1300 – 885 West Georgia Street Vancouver, British Columbia V6C 1L2	Director, President & CEO, Secretary and Treasurer	1,765,488	4.96%
Common Stock and Warrants	Terry Mereniuk (3) (4) 9023 146A Street Edmonton, Alberta T5R 0X2	Director, CFO	922,000	2.57%
Common Stock and Warrants	Alfred Comeau (3) (5) 52023 Range Road 231 Sherwood Park, Alberta T8B 1A2	Director	1,200,000	3.40%
		Officers and Directors as a Group	3,887,488	10.31%

(1)
Mr. Farnell resigned his positions on March 31, 2003. The Company agreed to pay to Mr. Farnell unpaid consulting fees up to a maximum of $150,000 earned while he was with the company. (See Compensation of Directors).

(2)
Pursuant to a consulting agreement effective April 1, 2003, the Company has agreed to issue Mr. Anderson 25,000 common shares at a deemed price of $0.20 per share ($5,000 per month) for services as a consultant. The above noted total includes these shares benefically owned as of the date hereof. As of the date hereof, the shares have not been issued. The amount also includes warrants exercisable under terms disclosed in Item 10 “Compensation of Directors”.

(3)	The address for all of our Directors and Officers is 8711 – 50 Avenue, Edmonton Alberta Canada T6E 5H4.

(4)
Pursuant to a consulting agreement effective April 1, 2003, the Company has agreed to issue Mr. Mereniuk 25,000 common shares at a deemed price of $0.20 per share ($5,000 per month) for services as a consultant. The above noted total includes these shares benefically owned as of the date hereof . As of the date hereof, the shares have not been issued. Includes the exercise of warrants to purchase 500,000 shares of common stock at a price of $0.15 at any time prior to March 6, 2006.

(5)
Pursuant to a consulting agreement effective April 1, 2003, the Company has agreed to issue Mr. Comeau 12,500 common shares at a deemed price of $0.20 per share ($2,500 per month) for services as a consultant. The above noted total includes these shares benefically owned as of the date hereof . As of the date hereof, the shares have not been issued. Includes the exercise of warrants to purchase 1,000,000 shares of common stock at a price of $0.15 at any time prior to March 6, 2006.

Equity Compensation Plan Information

Plan Category	Number of securities to be issued on exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance
Equity compensation plans approved by security holders	None	None	None
Equity compensation plans not approved by security holders	5,455,000(1)	$0.205 per share	625,000(1)
Total	5,455,000	$0.205 per share	$.20 per share

Notes: The above includes:

(1)
Three directors are to receive shares in lieu of compensation payments valued @ $0.20/share amounting to 62,500 shares per month for a two year period commencing April 2003; shares to be registered; no shares have as yet been issued, 875,000 shares have been earned to date. If there is a termination, depending on whether it is voluntary or not, the remaining amounts are adjusted. The total amount remaining is 625,000shares. See the Company Form 10-Q for the period ending September 30, 2003 for more detailed information.

(2)	Former CFO, 80,000 shares, bonus.

(3)	Director, President: 150,000 warrant shares @ 0.25/share issued February 2002, expiring December 2006;

(4)	Former President 150,000 warrant shares @ $0.25/share issued February 2002, expiring December 2006;

(5)	Director/CFO 500,000 warrant shares @$0.15/share issued March 2003, expiring March 2006;

(6)	Director/lender 1,000,000 warrant shares @$0.15/share issued March 2003, expiring March 2006;

(7)	Director, President: 1,000,000 warrant shares @ $0.15/share issued June 1, 2003, expiring June 2008;

(8)	Legal Services provider: 100,000 registered shares, for $100/hr reduction in fees for 16 months and 100,000 registered warrant shares @$0.50/share both authorized September 2003, expiring (warrants only) September 2008, none issued (see September 30, 2003 Form 10-Q for details);

(9)	Four Service Providers: 1,400,000 warrant shares @ $0.25/share issued December 2003, expiring (warrants only) December 2006;

(10)	One Service Provider: 100,000 warrant shares @$0.50/share issued April 2004, expiring (warrants only) April 2007.

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

ITEM 12. INTEREST OF MANAGEMENT AND OTHERS IN CERTAIN TRANSACTIONS

In February 2002, Mr. Anderson received 150,000 warrants to purchase our common stock for services rendered as Directors. (See Item 10 “Executive Compensation”).

Under an agreement in January 2002, we acquired 7,160,000 common shares (80%) of Sentry, directly from Dr. Neil Cox and his spouse, in exchange for 500,000 shares of our common stock, of which 150,000 shares were released immediately. The purchase agreement also provided for the release of the remaining 350,000 shares over a period of one year, subject to the completion of certain milestones. These milestones were not met and the shares have not been released. Dr. Cox and his spouse were the founding shareholders of Sentry. As noted, the Company sold its shares in Sentry on Spetember 29, 2003 and wrote down its investment in Sentry in 2002.

On October 31, 2002, the Board of Directors approved the issuance of 1,000,000 shares to Mr. John Anderson, for services rendered as a Director. The issuance was valued at $0.01 per share, or $10,000. As of the date hereof, the shares have not yet been issued and Mr. Anderson has agreed to cancel the proposed issuance.

On December 2, 2002, Mr. John Anderson, a shareholder, Director, President and CEO, Secretary and Treasurer of our Company, agreed to convert $107,742 of loans and accrued interest advanced to our Company into 215,484 common shares, which were issued in May 2003. The advances were subject to interest at Canadian bank prime plus 5% per annum, compounded monthly and were due on demand. The interest accrued on these advances was $8,242. The conversion was valued at an agreed price of $0.50 per share, which was significantly in excess of the trading price at the time of conversion.

On January 28, 2003, we entered into an agreement with AHC Holdings Inc., under which AHC would lend our Company up to $2.0 million Canadian dollars or the approximate equivalent of $1,273,000 US dollars. AHC is a private company beneficially owned and controlled by Mr. Alfred Comeau, a Director of our Company. The loan has been structured as a borrowing facility, is unsecured and all advances bear interest at 15% per annnum, compounded semi-annually. All advances, regardless of the date advanced, are due on December 31, 2005. As of the date hereof, we have borrowed the full amount (2002 - $1,435,161 Canadian dollars or approximately $913,000). As a bonus for providing the loan, AHC also received a warrant to purchase 1,000,000 common shares of our stock at a price of $0.15 per share. The warrant is exercisable at any time prior to March 6, 2006.

On March 6, 2003 we issued a warrant to purchase 500,000 common shares of our stock to Mr. Terry Mereniuk, the CFO and a Director of our Company. The warrant is exercisable at a price of $0.15 per share at any time prior to March 6, 2006. The warrant was issued as a finders fee for the AHC loan noted above.

Mr. Farnell a Director, and President, and CEO of Wescorp from March 26, 2002 to March 31, 2003, was paid $8,478 for April 2002 through July 2002, and $nil thereafter. He was paid through Communication Management Group Ltd. (“CMGL”), a company owned by his wife. Mr. Farnell also served as President and CEO for Sentry from September 12, 2000 until October 3, 2001 under a monthly contract of $12,000 Canadian dollars per month (approximately $7,600 US dollars) with CMGL. As at October 31, 2002, CMGL was owed approximately $211,000 for these services to

Sentry, which was forgiven by CMGL as of this date. On November 13, 2003 we signed an agreement to settle that indebtedness to Mr. Farnell. Pursuant to the agreement, Mr. Farnell received Cdn$25,000 ($15,000) in December 2003 and is to receive Cdn$10,000 ($7,500) per month and 3% of the gross proceeds of any equity financing completed by the Company after the date of the agreement subject to a maximum payment of $37,500 in respect to each financing. The total payment in aggregate will not exceed Cdn$200,000 ($150,000).

In April, 2003 we entered in an arrangement with our Directors whereby in lieu of cash payments for fees they would receive shares at a fixed price of $ .20/share. Two Directors were to be paid 25,000 shares each per month for 24 months, one Director 12,500 shares-all registered under Form S-8. The arrangement is to continue for two years, unless a Director voluntarily resigns his position, in which the right to receive additional shares terminates at that time. If the Director is terminated or involuntarily resigns, he is to continue to accrue the shares until the end of the two year period .The registration has not yet been effected and no shares have been delivered thereto; as of this date, 14 months of shares have been so accrued for each Director

On May 14, 2003, we issued 2,033,746 shares of our common stock at an agreed price of $0.50 per share, for an aggregate total of $1,016,873, for the settlement of debts owed by our Company. The price of $0.50 was significantly in excess of the trading price of our stock at the time of the transaction, and was an agreed price between the parties. This issuance included Manado Developments Ltd., which received 608,394 shares, Mr. John Anderson, our President, CEO and Director, who received 215,485 shares (see above), and BGC Consultants, a company owned by a former affiliate of our Company, which received 483,219 shares

On June 1, 2003 we issued a 1,000,000 share purchase warrants to Mr. John Anderson, our President, CEO and Director. The warrants are exercisable at a price of $0.15 per share until June 1, 2008. The warrants were issued to Mr. Anderson in consideration of services.

ITEM 13. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a) Pursuant to Rule 601 of Regulation SB, the following exhibits are included herein or incorporated by reference.

Exhibit Number	Description

2.0*	Share Purchase Agreement dated, for reference, December 20, 2000, between the personsdefined as Vendors and as listed in Schedule "A" to the agreement, Cobratech Industries Inc.,and Unique Bagel Co., Inc. (Incorporated by reference to Exhibit 2.0 to the Company’s Form 10-KSB filed on April 17, 2001)

2.1*	Share Purchase Agreement dated, for reference, January 18, 2002, between the Company, Neil Cox and Leila Lolua, for the purchase of 7,160,000 shares of Sentry Telecom Systems Inc. inexchange for 500,000 shares of the Company

2.2*	Financial Statements of Cobratech for the period ending October 15, 2000, and year ending December 31, 1999. (Incorporated by reference to Form 8-K filed on March 27, 2001)

2.3.1*	Loan Agreement dated January 28, 2003 between the Company and AHC Holdings Ltd.Addendum to the Loan Agreement dated February 6, 2003 providing AHC a warrant topurchase 1,000,000 shares of the Company’s common stock at $0.15 per share as a bonus forproviding the Loan. (Incorporated by reference to Form 8-K filed April 28, 2003).

2.3.2*	Finder’s Fee Agreement dated January 28, 2003 between the Company and Terry Mereniuk,under which Mr. Mereniuk was granted a warrant to purchase 500,000 shares of the Company’scommon stock for $0.15 per share. (Incorporated by reference to Form 8-K filed April 28,2003).

2.3.3*	Share Purchase Warrants dated March 6, 2003 issued to Terry Mereniuk and AHC HoldingsLtd. (Incorporated by reference to Form 8-K filed April 28, 2003).

2.3.4*	License Agreement dated December 6, 2001 between Flowray and Flowstar. (Incorporated byreference to Form 8-K/A filed on May 12, 2004).

2.3.5*	Letter of Intent to purchase a 51% equity interest in Flowstar and Flowray dated February 6, 2003 (Incorporated by reference to Form 8-K filed on April 28, 2003).

2.3.6*	Amendment to the Letter of Intent dated April 9, 2003 extending deadlines for certain cash payments (Incorporated by reference to Form 8-k filed on April 28, 2003).

2.3.7*	Memorandum of Agreement dated March 27, 2003 among the Company, Flowray and Flowstar. (Incorporated by reference to Form 8-K/A filed on May 12, 2004).

2.3.8*	Memorandum Amending Agreement dated January 14, 2004 the Company, Flowray and Flowstar. (Incorporated by reference to Form 8-K/A filed on May 12, 2004).

2.3.9*	Intellectual Property Purchase Agreement dated and effective August 30, 2003 between Flowray and Quadra Products International Inc. (Incorporated by reference to Form 8-K/A filedon May 12, 2004).

2.3.10*	Share Purchase and Subscription Agreement dated June 9, 2003 among the Company, 1049265 Alberta Ltd., Flowray, Flowstar, New Millennium Acquisitions Ltd. ("New Millennium") and Gregory Burghardt. (Incorporated by reference to Form 8-K/A filed on May 12, 2004).

2.3.11*	Share Purchase and Subscription Amending Agreement dated January 14, 2004 among the Company, 1049265 Alberta Ltd., Flowray, Flowstar, New Millennium and Gregory Burghardt. (Incorporated by reference to Form 8-K/A filed on May 12, 2004).

2.3.12*	Share Purchase Agreement dated as of January 14, 2004 between the Company and Epitihia Trust. (Incorporated by reference to Form 8-K/A filed on May 12, 2004).

2.3.13*	Share Purchase Agreement dated as of January 14, 2004 between the Company and Abuelo Trust. (Incorporated by reference to Form 8-K/A filed on May 12, 2004).

2.3.14*	Letter of Intent dated February 10, 2004 between the Company and Ellycrack AS regarding options to acquire three licences in Canada, the United States and Mexico (Incorporated by reference to Form 8-K filed on April 8, 2004).

2.3.15*	Share Purchase Option Agreement dated February 10, 2004 between the Company and Olav Ellingsen regarding an option to purchase outstanding shares of Ellycrack AS (Incorporated by reference to Form 8-K filed on April 8, 2004).

3.1.1*	Articles of Incorporation of Unique Bagel Co., Inc. a Delaware corporation (now now Wescorp Energy Inc.) dated August 11, 1998. (Incorporated by reference to Exhibit 2.2 of the Company’s Form 10SB12G, filed with the SEC on March 24, 2000.)

3.1.2*	Certificate of Amendment of the Certificate of Incorporation of Unique Bagel Co., Inc., a Delaware corporation dated January 10, 2001, changing the name Unique Bagel to CTI Diversified Holdings, Inc. (Incorporated by reference to Exhibit 3.1.2 to the Company’s Form 10-KSB filed on April 17, 2001)

3.1.3*	Memorandum of Incorporation of Cobra Energy Ltd., a British Columbia corporation, dated October 24, 1997. (Incorporated by reference to Exhibit 3.1.3 to the Company’s Form 10-KSB filed on April 17, 2001)

3.1.4*	Altered Memorandum of Cobra Energy Ltd., a British Columbia corporation, dated September 7, 1999, changing the name Cobra Energy Ltd., to Cobratech Industries Inc. (Incorporated by reference to Exhibit 3.1.4 to the Company’s Form 10-KSB filed on April 17, 2001

3.1.5	Restated Articles of Incorporation of Wescorp Energy Inc filed February 17, 2004.

3.2*	Bylaws of Unique Bagel Co., Inc. (now Wescorp Energy Inc., a Delaware corporation), dated August 11, 1998. (Incorporated by reference to Exhibit 3.1of the company’s Form 10SB12G, filed with the SEC on March 24, 2000)

3.2.1*	Bylaws/Articles of Cobra Energy Ltd., a British Columbia corporation, dated October 24, 1997. (Incorporated by reference to Exhibit 2.0 to the Company’s Form 10-KSB filed on April 17, 2001)

10.1*	Audit committee charter

10.2*	Audit committee terms of reference

16.0*	David J. Maxwell Ltd - Letter re: Change in Certifying Accountant

21.1	Schedule of Subsidiaries of Wescorp Energy Inc.

23.1*	Consent of Moore Stephens Ellis Foster Ltd. Chartered Accountants

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Previously filed

(a) Reports on Form 8-K

May 1, 2003 reporting the loan from AHC, the loan to Flowstar and Flowray, the proposed transaction to acquire an interest in Flowstar and Flowray, the resignation of Mr. Donald Farnell, the appointment of Mr. John Anderson as President & CEO, and the appointment of Mr. Terry Mereniuk as CFO.

September 25, 2003 reporting the completion of the private placement of1,000,000 units at a price of $0.30 per unit for total proceeds of $300,000.

September 30, 2004 reporting the sale of three inactive subsidiaries whose operations have ceased.

October 2, 2003 reporting the Company proposal to change its name to Wescorp Energy Inc.

December 18, 2003 reporting the change of our auditors to Williams & Webster, p.s.

December 29, 2003 reporting the completion of the private placement of 2,783,494 units at a price of $0.30per unit for total proceeds of $835,048.50.

April 2, 2004 Form 8-K/A Item 4 respecting change of auditors to Williams & Webster, p.s..

April 9, 2004 reporting the acquisition of shares of Ellycrack AS, the option to acquire licenses to use Ellycrack's technology in Canada, the United States and Mexico, and the option to acquire additional shares of Ellycrack from its principal.

April 13, 2004 and amended May 12, 2004 reporting the completion of the acquisition of Flowstar and Flowray and the entering into of share purchase agreements to acquire Vasjar, the amendment to the terms of the loans to Flowstar and Flowray, the filing of the Amended and Restated Certificate of Incorporation on February 17, 2004 to change the corporate name from “CTI Diversified Holdings, Inc.” to “Wescorp Energy Inc.” and to authorize the issuance of up to 50,000,000 preferred shares, and the completion of the private placement of 2,666,000 units at the price of $0.50 per unit for total proceeds of $1,333,000.

May 11, 2004 reporting the completion of the private placement of 565,000 units at the price of $0.50 per unit for total proceeds of $282,500 and the issuance of shares of common stock by way of commission, the issuance of shares as a finder’s fee in connection with the acquisition of Flowstar and Flowray, the issuance of shares to the Vasjar shareholders in consideration of the transfer of the outstanding shares of Vasjar, and the issuance of shares to PGN in consideration of the transfer of Synenco shares.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The Company currently has one director (Mr. Alfred Comeau) who is not a member of management, but is a related party by virtue of transactions noted in Item 12. All of our directors currently sit on our Audit Committee, including

Mr. John Anderson. The Company’s independent outside accountants are: Williams and Webster, CPA’s. We had a different set of auditors for fiscal 2002 until our current auditors were selected by our Board in December, 2003.

The aggregate fees billed by such firm for each of the last two fiscal years for professional services rendered by the Company's principal accountants for the years indicated have been:

	AUDIT FEES	AUDIT-RELATED FEES	TAX FEES	ALL OTHER FEES

2002	$13,651(estimated)	$6,825(estimated)	-	-
2003	$20,000(estimated)	$10,000(estimated)	-	-

The only services performed by our auditors has been for audit and related services and review of filings where such review is required. We intend to utilize our current auditors for certain tax-related services in 2004.

Commencing for services provided after April 24, 2003 the Audit Committee had to pre-approve the Company's use of the Company's independent accountants for any non-audit services. All services of our auditors are approved by our whole Board and is subject to review by our whole Board. Our CFO is a Board Member and he is also responsible for accounting issues for us.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 13th day of May, 2004.

WESCORP ENERGY INC.

Date: May 13, 2004	By: /s/ John Anderson
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