Form 10QSB
period 2004-03-31
WESCORP ENERGY INC
filed 2004-05-20
CIK 1069489

As filed with the Securities and Exchange Commission on May 20, 2004

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended March 31, 2004

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

(877) 247- 1975 or (780) 482 - 4200
Registrant’s telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Name of each exchange on which registered
None	None

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, par value $.0001 per share
(Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Number of shares outstanding of the registrant’s class of common stock as of May 20, 2004: 34,037,615.

Authorized share capital of the registrant as of May 20, 2004, was 250,000,000 common shares, par value of $0.0001, and 50,000,000 preferred shares, par value of $0.0001

The Company recorded $NIL revenue for the quarter ended March 31, 2004.

FORWARD-LOOKING STATEMENTS

THIS QUARTERLY REPORT ON FORM 10-QSB CONTAINS PREDICTIONS, PROJECTIONS AND OTHER STATEMENTS ABOUT THE FUTURE THAT ARE INTENDED TO BE “FORWARD-LOOKING STATEMENTS” WITHIN THE MEANING OF SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED (COLLECTIVELY, “FORWARD-LOOKING STATEMENTS”). FORWARD-LOOKING STATEMENTS INVOLVE RISKS AND UNCERTAINTIES. A NUMBER OF IMPORTANT FACTORS COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE IN THE FORWARD-LOOKING STATEMENTS. IN ASSESSING FORWARD-LOOKING STATEMENTS CONTAINED IN THIS QUARTERLY REPORT ON FORM 10-QSB, READERS ARE URGED TO READ CAREFULLY ALL CAUTIONARY STATEMENTS – INCLUDING THOSE CONTAINED IN OTHER SECTIONS OF THIS QUARTERLY REPORT ON THIS FORM 10-QSB. AMONG SAID RISKS AND UNCERTAINTIES IS THE RISK THAT THE COMPANY WILL NOT COMPLETE ITS PROPOSED ACQUISITIONS OR ANY OTHER SUITABLE ACQUISITIONS, THAT ITS MANAGEMENT IS ADEQUATE TO CARRY OUT ITS BUSINESS PLAN AND THAT THERE WILL BE ADEQUATE CAPITAL; IN ADDITION, IF SAID ACQUISITIONS ARE COMPLETED THEY MAY BE UNSUCCESSFUL FOR TECHNICAL, ECONOMIC OR OTHER REASONS. IN ADDITION, THE FLOWSTAR/FLOWRAY PRODUCTS DO NOT HAVE SUFFICIENT DISTRIBUTION AS YET TO ENSURE PROFITABILITY. THE PRODUCTION ARRANGEMENTS WITH A LICENSEE MAY NOT PERMIT PROFITABLE SALES AND INSUFFICIENT PRODUCTION THEREWITH COULD CAUSE LOSS OF USE OF THE PRODUCTION PATENT AND COULD CURTAIL OR ELIMINATE FLOWSTAR/FLOWRAY BUSINESS. IN ADDITION, IF REGISTERED SHARES TO BE DELIVERED TO THE HOLDERS OF VASJAR TRADING CANNOT BE REGISTERED WITHIN THE TIMES REQUIRED, OR FOR OTHER REASONS ARE NOT ISSUED, THE SELLERS OF VASJAR MAY, AFTER 182 DAYS, ELECT TO TERMINATE THE VASJAR SALE WITHOUT NOTICE OR OPPORTUNITY TO CURE. THE ELLYCRACK TECHNOLOGY MAY NOT BE TECHNICALLY EFFECTIVE OR COST EFFECTIVE IN THE MARKETS TARGETED BY MANAGEMENT.

CURRENCIES

All amounts expressed herein are in US dollars unless otherwise indicated.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Index

Consolidated Balance Sheets at March 31, 2004 and December 31, 2003

Consolidated Statements of Operations for the three months ended March 31, 2004 and 2003, and from August 31, 1998 (inception) to March 31, 2004

Consolidated Statements of Cash Flows for the three months ended March 31, 2004 and 2003, and from August 31, 1998 (inception) to March 31, 2004

Condensed Notes to the Consolidated Financial Statements

Proforma Balance Sheet at December 31, 2003

Proforma Income Statements for the year ended December 31, 2003

Proforma Income Statements for the three months ended March 31, 2004

Notes to the Proforma Financial Statements

WESCORP ENERGY INC.
(formerly CTI Diversified Holdings, Inc.)
(A Development Stage Enterprise)
CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2004	2003
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and equivalents	$118,466	$2,064
Cash trust accounts	935,953	111,822
Accounts receivable	300,322	-
Prepaid expenses	6,551	-
GST taxes receivable	1,541	-
Inventory	290,906	-
TOTAL CURRENT ASSETS	1,653,739	113,886

OTHER ASSETS
Investments	450,052	400,463
Property, plant and equipment, net	107,329	-
Tradmarks	957	-
Goodwill	531,547	-
Note receivable	444,972	1,708,991
Deferred tax asset	54,839	-
TOTAL OTHER ASSETS	1,589,696	2,109,454

TOTAL ASSETS	$3,243,435	$2,223,340

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$341,277	$183,410
Due to shareholders	39,750	75,775
TOTAL CURRENT LIABILITIES	381,027	259,185

LONG-TERM LIABILITIES
Note payable, related party, net of unamortized discount	1,645,017	1,677,227
TOTAL LONG-TERM LIABILITIES	1,645,017	1,677,227

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, 50,000,000 shares authorized, $.0001
par value; no shares issued	-	-
Common stock, 250,000,000 shares authorized, $0.0001
par value; 28,667,480 and 25,926,615 shares
issued and outstanding, respectively	2,867	2,592
Additional paid-in capital	8,414,638	7,083,347
Accumulated other comprehensive income	7,707	14
Accumulated deficit during development stage	(7,207,821)	(6,799,025)
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	1,217,391	286,928

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY (DEFICIT)	$3,243,435	$2,223,340

See accompanying condensed notes to interim financial statements.

WESCORP ENERGY INC.
(formerly CTI Diversified Holdings, Inc.)
(A Development Stage Enterprise)
CONSOLIDATED STATEMENTS OF OPERATIONS

			From
			August 31, 1998
			(Inception) to
	Three Months Ended March 31,		March 31,
	2004	2003	2004
	(Unaudited)	(Unaudited)	(Unaudited)

REVENUES	$-	$-	$-

EXPENSES
Advertising and investor relations	54,413	-	314,524
Consulting	198,684	5,388	827,716
Depreciation	-	539	22,983
Amortization of loan discount	-	2,601	28,927
Legal and accounting	48,397	7,228	375,766
Office	-	89,353	233,169
Travel	2,258	-	160,402
Wages and benefits	41,303	25,000	284,278
TOTAL OPERATING EXPENSES	345,055	130,109	2,247,765

LOSS FROM OPERATIONS	(345,055)	(130,109)	(2,247,765)

OTHER INCOME (EXPENSES)
Interest and bank charges	-	-	(173,112)
Interest, shareholders and related parties	(63,741)	-	(491,255)
Impairment of investments	-	-	(560,850)
Loss on disposition of assets	-	-	(10,103)
Interest and other income	-	1,173	22,925
Forgiveness of debt	-	-	15,617
TOTAL OTHER INCOME (EXPENSES)	(63,741)	1,173	(1,196,778)

LOSS FROM CONTINUING OPERATIONS	(408,796)	(128,936)	(3,444,543)

LOSS FROM DISCONTINUED OPERATIONS, NET	-	-	(4,071,615)

LOSS BEFORE INCOME TAXES	(408,796)	(128,936)	(7,516,158)

INCOME TAX BENEFIT	-	-	308,337

NET LOSS	(408,796)	(128,936)	(7,207,821)

OTHER COMPREHENSIVE LOSS
Foreign currency translation gain	7,691	-	7,707

COMPREHENSIVE LOSS	$(401,105)	$(128,936)	$(7,200,114)

BASIC AND DILUTED LOSS PER SHARE	$(0.01)	$(0.01)

WEIGHTED AVERAGE NUMBER
COMMON SHARES OUTSTANDING
BASIC AND DILUTED	26,318,167	19,668,472

See accompanying condensed notes to interim financial statements.

WESCORP ENERGY INC.
(formerly CTI Diversified Holdings, Inc.)
(A Development Stage Enterprise)
CONSOLIDATED STATEMENTS OF CASH FLOWS

			Period from
			August 31, 1998
			(Inception) to
	Three Months Ended March 31,		March 31,
	2004	2003	2004
	(Unaudited)	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(408,796)	$(128,936)	$(7,207,821)
Net (gain) loss from discontinued operations	-	-	3,763,278
	(408,796)	(128,936)	(3,444,543)
Adjustments to reconcile net loss
to net cash used by operating activities:
Depreciation	-	539	22,983
Shares issued for services	36,372	25,000	131,874
Warrants issued for services and financing fees	-	-	384,236
Amortization on discount of note payable	36,940	7,685	65,867
Impairment of asset and forgiveness of debt	-	-	568,515
Forgiveness of debt	-	-	(15,617)
Increase (decrease) in:
Accounts payable, related party	(34,567)	-	(34,567)
Liabilities	31,405	(1,229)	596,182
Cash used in discontinued operations	-	-	3,528,509
Net cash provided (used) by operating activities	(338,646)	(96,941)	1,803,439
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	-	-	(74,161)
Investments	(50,000)	-	(450,463)
Investment in subsidiaries	-	(888,506)	(1,708,991)
Proceeds from sales of assets	-	-	24,886
Cash received in acquisition	111,878	-	111,878
Investments in discontinued operations	-	-	(5,996,170)
Net cash provided by (used) in investing activities	61,878	(888,506)	(8,093,021)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowing	-	1,020,249	4,383,093
Payments on notes payable	(114,465)	-	(145,006)
Proceeds on notes payable, related parties	-	10,995	614,838
Sale of stock	1,333,000	-	2,468,048
Net cash provided by financing activities	1,218,535	1,031,244	7,320,973
Effect of exchange rates	(1,234)	(33,221)	23,028

Net increase in cash	940,533	12,576	1,054,419

Cash equivalents, beginning of period	113,886	1,422	-

Cash equivalents, end of period	$1,054,419	$13,998	$1,054,419

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Cash paid for interest and income taxes:
Interest expense	$-	$-	$218,351
Income taxes	$-	$-	$-
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Forgiveness of debt before discontinued operations	$-	$-	$212,054
Stock issued for conversion of notes payable, amounts due
to shareholders and accounts payable	$-	$34,525	$3,296,774
Stock issued on acquisition of subsidiaries	$-	$-	$1,845,507
Shares issued for services	$36,372	$25,000	$131,874
Warrants issued for services and financing fees	$-	$-	$384,236

See accompanying condensed notes to interim financial statements.

WESCORP ENERGY INC. (formerly CTI Diversified Holdings, Inc.) (A Development Stage Enterprise) CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS March 31, 2004

NOTE 1 – BASIS OF PRESENTATION

The foregoing unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Regulation S-B as promulgated by the Securities and Exchange Commission (“SEC”). Accordingly, these financial statements do not include all of the disclosures required by generally accepted accounting principles for complete financial statements. These unaudited interim financial statements should be read in conjunction with the audited financial statements for the period ended December 31, 2003. In the opinion of management, the unaudited interim financial statements furnished herein include all adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results for the interim period presented.

The preparation of financial statements in accordance with generally accepted accounting principles requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities known to exist as of the date the financial statements are published, and the reported amounts of revenues and expenses during the reporting period. Uncertainties with respect to such estimates and assumptions are inherent in the preparation of the Company's financial statements; accordingly, it is possible that the actual results could differ from these estimates and assumptions that could have a material effect on the reported amounts of the Company's financial position and results of operations.

Operating results for the three-month period ended March 31, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.

NOTE 2 – GOING CONCERN UNCERTAINTY

These consolidated financial statements have been prepared with the assumption being that the Company will continue on a going concern basis and that it will be able to realize assets and discharge liabilities in the normal course of business. As shown in the accompanying financial statements, the Company has incurred an accumulated deficit of $7,207,821 through March 31, 2004. The Company is currently changing its focus to provide expertise to emerging companies, offering timely product solutions and/or strategic investment opportunities in the oil and gas industries which will, if successful, mitigate these factors which raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

WESCORP ENERGY INC. (formerly CTI Diversified Holdings, Inc.) (A Development Stage Enterprise) CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS March 31, 2004

Management intends to seek additional capital from new equity securities offerings that will provide funds needed to increase liquidity, fund internal growth and fully implement its business plan.

An estimated $540,000 is believed necessary to continue the Company’s operations and increase development through the end of this fiscal year. This amount does not include any cash required for capital purchases such as the purchase of Synenco shares. The timing and amount of capital requirements will depend on a number of factors, including demand for products and services and the availability of opportunities for international expansion through affiliations and other business relationships. This also anticipates that sales in Flowstar and Flowray will start to increase to the point where the businesses become self sufficient by the end of 2004. Should this not occur, then Wescorp will require additional working capital to finance any operating shortfall from the Flowstar/Flowray operations.

NOTE 3 – SUMMARY OF ACCOUNTING POLICIES

Development Stage Activity
The Company will be considered to be in the development stage through March 31, 2004 and will begin recognizing operating activities of the acquired subsidiaries as of April 1, 2004.

Accounts Receivable
The Company carries its accounts receivable at cost less an allowance for doubtful accounts. On a periodic basis, the Company evaluates its accounts receivable and establishes an allowance for doubtful accounts, based on a history of past write-offs and collections and current credit conditions. The Company’s policy is to accrue interest on trade receivables at the discretion of management.

Inventories
Inventories are stated at the lower of cost or market on a first-in, first-out basis.

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

WESCORP ENERGY INC. (formerly CTI Diversified Holdings, Inc.) (A Development Stage Enterprise) CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS March 31, 2004

Intangible Assets
In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141, "Business Combinations" (hereinafter “SFAS No. 141”) and Statement of Financial Accounting Standard No. 142, "Goodwill and Other Intangible Assets" (hereinafter “SFAS No. 142”). SFAS No. 141 provides for the elimination of the pooling-of-interests method of accounting for business combinations with an acquisition date of July 1, 2001 or later. SFAS No. 142 prohibits the amortization of goodwill and other intangible assets with indefinite lives and requires periodic reassessment of the underlying value of such assets for impairment. The adoption of this standard has not effected the Company’s financial statements.

NOTE 4 – PROPERTY AND EQUIPMENT

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

	March 31, 2004		December 31, 2003
		Accumulated		Accumulated
	Cost	Depreciation	Cost	Depreciation
Manufacturing equipment	$5,020	$1,865	$-	$-
Office equipment	60,611	13,319	-	-
Furniture and fixtures	9,594	2,033	-	-
Vehicles	66,988	17,667	-	-
Total	$142,213	$34,884	$-	$-

NOTE 5 – INCOME TAXES

Income taxes are provided based upon the liability method of accounting pursuant to Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes.” Under this approach, deferred income taxes are recorded to reflect the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each year-end. A valuation allowance is recorded against deferred tax assets if management does not believe the Company has met the “more likely than not” standard imposed by SFAS No. 109 to allow recognition of such an asset.

6

WESCORP ENERGY INC. (formerly CTI Diversified Holdings, Inc.) (A Development Stage Enterprise) CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS March 31, 2004

At March 31, 2004, the Company had net deferred tax assets calculated at an expected rate of 34% of approximately $2,200,000 principally arising from net operating loss carryforwards for income tax purposes. As management of the Company cannot determine that it is more likely than not that the Company will realize the benefit of the net deferred tax asset, a valuation allowance has been established.

The significant components of the deferred tax asset were as follows:

	March 31,	December 31,
	2004	2003
Net operating loss carryforward	$6,600,000	$6,300,000
Fair market value of warrants issued	$50,000	$384,236
Deferred tax asset	$2,264,777	$2,100,000
Deferred tax liability	9,938	-
Net deferred tax asset	$2,254,839	$2,100,000
Valuation allowance	$(2,200,000)	$(2,100,000)
Net deferred tax asset	$54,839	$-

At March 31, 2004, the Company has net operating loss carryforwards of approximately $6,600,000, which expire in the years 2015 through 2023. The Company recognized approximately $50,000 of losses from issuance of warrants for services and expenses in fiscal 2004, which are not deductible for tax purposes and are not included in the above calculation of deferred tax assets. The change in the allowance account from December 31, 2003 to March 31, 2004 was $100,000.

NOTE 6 – COMMON STOCK AND WARRANTS

Private Placement

On March 15, 2004, the Company completed a private placement of 926,000 units at the price of $0.50 per unit for total proceeds of $461,000. Each unit consists of one share of common stock and one full common stock warrant. One full warrant entitles the holder to purchase one additional common share at a price of $0.50 per share at any time until the close of business on March 15, 2006. The shares and warrants were issued to non-U.S. persons outside the United States in reliance upon an exemption from registration under Regulation S of the Securities Act of 1933, as amended. The Company intends to use the proceeds of the private placement for general working capital.

WESCORP ENERGY INC. (formerly CTI Diversified Holdings, Inc.) (A Development Stage Enterprise) CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS March 31, 2004

On March 15, 2004, the Company completed the first tranche of a private placement of 1,740,000 units at the price of $0.50 per unit for total proceeds of $870,000. Each unit consists of one share of common stock and one-half of one common stock warrant. One full warrant entitles the holder to purchase one additional common share at a price of $1.00 per share at any time until the close of business on March 15, 2005. The shares and warrants were issued to non-U.S. persons outside the United States in reliance upon an exemption from registration under Regulation S of the Securities Act of 1933, as amended. The Company intends to use the proceeds of the private placement for general working capital.

NOTE 7 – NOTES RECEIVABLE

The Company loaned Flowstar and Flowray a total of $1,645,017, which is secured by all tangible and intangible assets of Flowstar and Flowray. The promissory notes accrue interest starting six months from the date the funds were advanced at the rate of 5% per annum. Interest is payable quarterly commencing September 30, 2004. These notes are due at various dates through 2008 and 2009. These notes have been eliminated in the March 31, 2004 financial statements as an inter-company account.

NOTE 8 – ACQUISITION

Acquisition of Flowstar and Flowray
On March 31, 2004, Wescorp, through its Alberta subsidiary 1049265 Alberta Ltd. completed the acquisition of 100% of the outstanding shares of Flowstar and Flowray in consideration of cash to the selling shareholders totaling approximately $405,000 pursuant to the share purchase and subscription agreement dated June 9, 2003 as amended January 14, 2004.

WESCORP ENERGY INC. (formerly CTI Diversified Holdings, Inc.) (A Development Stage Enterprise) CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS March 31, 2004

The assets and liabilities acquired were as follows as of March 31, 2004:

	Flowstar
	Technologies Inc.	Flowray Inc.
Cash equivalents	$131,704	$6,587
Receivables	305,986	-
Inventory	290,906	-
Due from affiliate	-	103,054
Other current assets	23,856	-
Property and equipment	108,286	-
Note receivable	-	444,972
Deferred tax asset	64,777	-
Total Assets	$925,515	$554,613

Accounts payable	$222,949	$23,416
Deferred tax liability	-	9,938
Due to Wescorp	1,104,150	485,826
Long-term liability	25,385	-
Total Liabilities	$1,352,484	$519,180

The proforma financial statements contain adjustments to characterize the transactions of Flowray and Flowstar as those of Wescorp for the periods presented.

NOTE 9 – SUBSEQUENT EVENTS

Common Stock Issued
Subsequent to the date of the financial statements, the Company issued a total of 1,910,000 shares of common stock for services rendered.

On April 16, 2004, the Company completed the second tranche of a private placement of 565,000 units at the price of $0.50 per unit for total proceeds of $282,500. Each unit consists of one share of common stock and one-half of one common stock warrant. One full warrant entitles the holder to purchase one additional common share at a price of $1.00 per share at any time until the close of business on April 16, 2005. The shares and warrants were issued to non-U.S. persons outside the United States in reliance upon an exemption from registration under Regulation S of the Securities Act of 1933, as amended. The Company intends to use the proceeds of the private placement for general working capital.

WESCORP ENERGY INC. (formerly CTI Diversified Holdings, Inc.) (A Development Stage Enterprise) CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS March 31, 2004

The Company issued 600,000 shares of common stock at $0.30 per share to PGN Holdings Inc. in partial payment of the purchase of 170,000 shares of Synenco Energy Inc. This transaction has been recorded as an investment in Synenco Energy Inc.

Subsequent to the date of the financial statements, the Company issued 100,000 common stock warrants with an exercise price of $0.50 per share and an expiration date of April 16, 2007, to an individual for services.

Agreement with Vasjar Trading Ltd.
In January of 2004, the Company entered into an agreement to acquire 100% of the common stock of Vasjar Trading Ltd. (“Vasjar”), a British Virgin Islands corporation. Vasjar has two Barbados corporate subsidiaries, one of which holds intellectual property rights, including technology rights to the DCR-900 system originally owned by Flowray.

On April 29, 2004, the Company tendered to Vasjar’s two shareholders 2,400,000 shares of its common stock as a proposed settlement of the initial share delivery provisions for the Vasjar acquisition. These shares have not yet been accepted for that purpose and no settlement of the share delivery provisions of the Vasjar acquisition has been effected, nor have the shares of Vasjar, which were to be transferred and delivered upon delivery of the Wescorp shares, been delivered to Wescorp. Resolution of this issue is as yet undetermined.

As part of the agreement the Company agreed to also issue up to an aggregate additional 2,600,000 shares of stock over the years 2005-2007 for the achievement of Vasjar’s minimum annual sales volumes during the years 2004-2006. In the event that earned shares are not timely delivered, the agreement provides for “penalty” shares to be issued and also provides Vasjar’s two shareholders with the right to rescind the agreement and receive back their original shares.

Agreement with Ellycrack AS
Wescorp has purchased as an aggregate 255,000 shares of common stock of Ellycrack AS, a privately held company in Norway, in consideration of $119,000 that was paid in three installments, $50,000 each on December 29, 2003 and February 2, 2004, and $19,000 in May 2004. The Company has agreed to purchase an additional 400,000 shares of Ellycrack in exchange for 300,000 shares of common stock of the Company.

WESCORP ENERGY INC. (formerly CTI Diversified Holdings, Inc.) (A Development Stage Enterprise) CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS March 31, 2004

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

WESCORP ENERGY INC.
(formerly CTI Diversified Holdings, Inc.)
(A Development Stage Enterprise)
Balance Sheets
(U.S. Dollars)
                                    PROFORMA

	Wescorp Energy	Flowray	Flowstar
	Inc.	Inc.	Technologies Inc.			Proforma
	December 31,	September 30,	September 30,			Combined
	2003	2003	2003	Eliminations		Total

Assets

Current
Cash and equivalents	$2,064	$12,925	$17	$-		$15,006
Cash trust accounts	111,822	-	-			111,822
Accounts receivable	-	14,574	111,003	(13,686)	a	111,891
Goods and services tax recoverable	-	36,224	42,313	-		78,537
Prepaid expenses	-	-	5,313	-		5,313
Inventory	-	-	198,741	-		198,741
Due from stockholders	-	346,500	-	-		346,500
Total Current Assets	113,886	410,223	357,387	(13,686)		867,810

Property, Plant and Equipment	-	-	123,369	-		123,369

Other Assets
Investments	400,463	-	-	-		400,463
Note receivable	1,708,991	-	-	(1,708,991)	b	-
Trademark	-	-	1,001			1,001
Intellectual property	-	591,487	-	-		591,487
Goodwill	-	-	-	140,316	c	140,316
Deferred tax asset	-	-	67,760	-		67,760
Total Other Assets	2,109,454	591,487	68,761	(1,568,675)		1,201,027

Total Assets	$2,223,340	$1,001,710	$549,517	$(1,582,361)		$2,192,206

Liabilities

Current
Bank overdraft payable	$-	$-	$1,699	$-		$1,699
Accounts payable and accrued liabilities	183,410	2,136	174,161	(13,686)	a	346,021
Due to shareholders	75,775	-	95,234	-		171,009
Current portion of long-term debt	-	-	6,125	-		6,125
Total Current Liabilities	259,185	2,136	277,219	(13,686)		524,854

Long-Term Liabilities
Notes payable, net of current	-	796,950	581,350	(1,378,300)	b	-
Notes payable, related party, net of unamortized discount	1,677,227	-	-	(330,691)	b	1,346,536
Finance contract, net of current	-	-	23,493	-		23,493
Deferred tax liability	-	10,395	-	-		10,395
Total Long-term Liabilities	1,677,227	807,345	604,843	(1,708,991)		1,380,424

Commitments and Contingencies	-	-	-	-		-

Total Liabilities	1,936,412	809,481	882,062	(1,722,677)		1,905,278

Stockholders' Equity (Deficiency)
Preferred stock	-	-	-	-		-
Common stock	2,592	154	154	(308)	c	2,592
Additional paid-in capital	7,083,347	-	-	-		7,083,347
Retained earnings (deficit) during development stage	(6,799,025)	184,578	(319,737)	135,159	c	(6,799,025)
Accumulated other comprehensive income (loss)	14	7,497	(12,962)	5,465		14
Total Stockholders' Equity (Deficiency)	286,928	192,229	(332,545)	140,316		286,928

Total Liabilities and Stockholders' Equity	$2,223,340	$1,001,710	$549,517	$(1,582,361)		$2,192,206

See accompanying notes to proforma financial statements.

WESCORP ENERGY INC.
(formerly CTI Diversified Holdings, Inc.)
(A Development Stage Enterprise)
Statements of Operations
(U.S. Dollars)
                                    PROFORMA

	Wescorp Energy	Flowray	Flowstar
	Inc.	Inc.	Technologies Inc.
	Year ended	Year ended	Year ended			Proforma
	December 31,	September 30,	September 30,			Combined
	2003	2003	2003	Eliminations		Total

Revenue	$-	$8,324	$146,893	$(13,226)	d	$141,991
Cost of Revenue	-	-	147,037	(7,339)	d	139,698

Gross Profit	-	8,324	(144)	(5,887)		2,293

Operating Expenses
Advertising and promotions	92,891	-	93,093	-		185,984
Administrative wages and benefits	32,395	-	118,575	-		150,970
Depreciation and amortization	-	-	15,760	-		15,760
Office expenses	100,637	-	22,403	-		123,040
Professional fees	194,857	-	33,621	-		228,478
Rent	-	888	11,863	(2,368)	d	10,383
Telephone	-	-	5,152	-		5,152
Travel and entertainment	14,003	-	27,767	-		41,770
General and administrative	-	946	11,712	-		12,658
Consulting	321,635	-	-	-		321,635
Amortization of loan discount	28,927	-	-	-		28,927
Total Operating Expenses	785,345	1,834	339,946	(2,368)		1,124,757

Operating Income (Loss)	(785,345)	6,490	(340,090)	(3,519)		(1,122,464)

Other Income (Expenses)
Interest and other income	4,183	3,945	-	-		8,128
Interest expense	(106,038)	-	-	-		(106,038)
Interest, shareholders and related parties	(269,505)	-	-	-		(269,505)
Research and development tax credit	-	184,487	-	-		184,487
Loss on disposition of assets	(10,103)	-	(5,894)	-		(15,997)
Total Other Income (Expenses)	(381,463)	188,432	(5,894)	-		(198,925)

Income (Loss) From Continuing Operations	(1,166,808)	194,922	(345,984)	(3,519)		(1,321,389)

Gain from Discontinued Operations, Net	598,537	-	-	-		598,537

Income Tax Benefit (Provision)	308,337	(9,990)	65,120	-		363,467

Net Income (Loss)	(259,934)	184,932	(280,864)	(3,519)		(359,385)

Other Comprehensive Income (Loss)	(22,344)	7,497	(11,386)	-		(26,233)

Comprehensive Income (Loss)	$(282,278)	$192,429	$(292,250)	$(3,519)		$(385,618)

Net Income (Loss) Per Share	$(0.01)	$1,232.88	$(1,872.43)			$(0.02)

Weighted Average Number of Shares Outstanding	22,946,766	150	150			22,946,766

See accompanying notes to proforma financial statements.

WESCORP ENERGY INC.
(formerly CTI Diversified Holdings, Inc.)
(A Development Stage Enterprise)
Statements of Operations
(U.S. Dollars)
                                    PROFORMA

	Wescorp Energy		Flowstar
	Inc.	Flowray Inc.	Technologies Inc.
	Three Months	Three Months	Three Months
	ended	ended	ended			Proforma
	March 31,	March 31,	March 31,			Combined
	2004	2004	2004	Eliminations		Total
	(unaudited)	(unaudited)	(unaudited)	(Unaudited)		(Unaudited)

Revenue	-	-	469,589	(75,626	) d	393,963
Cost of Revenue	-	-	356,899	(95,953	) d	260,946

Gross Profit	-	-	112,690	20,327		133,017

Operating Expenses
Advertising and promotions	54,413	-	110,777	-		165,190
Administrative wages and benefits	41,303	-	92,242	-		133,545
Depreciation and amortization	-	-	5,728	-		5,728
Professional fees	48,397	776	6,844	-		56,017
Rent	-	-	7,940	-		7,940
Travel and entertainment	2,258	-	10,014	-		12,272
General and administrative	-	17,660	47,391	(27,494	) d	37,557
Consulting	198,684	-	-	-		198,684
Total Operating Expenses	345,055	18,436	280,936	(27,494)		616,933

Operating Loss	(345,055)	(18,436)	(168,246)	47,821		(483,916)

Other Income (Expenses)
Interest and other income	-	84	-	-		84
Interest, shareholders and related parties	(63,741)	-	-	-		(63,741)
Total Other Income (Expenses)	(63,741)	84	-	-		(63,657)

Net Loss Before Taxes	(408,796)	(18,352)	(168,246)	47,821		(547,573)

Income Tax	-	-	-	-		-

Net Loss	(408,796)	(18,352)	(168,246)	47,821		(547,573)

Other Comprehensive Income	7,691	-	-	-		7,691

Comprehensive Loss	$(401,105)	$(18,352)	$(168,246)	$47,821		$(539,882)

Net Loss Per Share	$(0.02)	$(91.76)	$(841.23)			$(0.02)

Weighted Average Number of Shares Outstanding	26,318,167	200	200			26,318,167

See accompanying notes to proforma financial statements.

WESCORP INC.

NOTES TO PROFORMA FINANCIAL STATEMENTS

On March 31, 2004, Wescorp Energy Inc. (“Wescorp”), through its Alberta subsidiary, 1049265 Alberta Ltd., completed the acquisition of 100% of the outstanding shares of Flowstar Technologies Inc. (“Flowstar”) and Flowray Inc. (“Flowray”) in consideration of cash to the selling shareholders totaling approximately $405,000 pursuant to the share purchase and subscription agreement dated June 9, 2003 as amended January 14, 2004.

The proforma financial statements contain adjustments to characterize the transactions of Flowray and Flowstar as those of Wescorp for the periods presented. The Flowstar and Flowray proforma statements of operations are presented for the twelve months ended September 30, 2003 and the three months ended March 31, 2004. The Wescorp proforma statements of operations are presented for the twelve months ended December 31, 2003 and the three months ended March 31, 2004. The proforma balance sheet is presented at September 30, 2003 for Flowstar and Flowray and at December 31, 2003 for Wescorp.

The adjustments to the proforma balance sheets are as follows: (a) to eliminate intercompany receivables, (b) to eliminate intercompany payables and loans and (c) to eliminate the equity of Flowstar and Flowray and to record goodwill. The adjustments to the proforma statements of operations are as follows: (d) to eliminate the intercompany revenue and expenses.

Item 2. Management’s Discussion and Analysis and Results of Operations

In late 2002, it appeared to Management that the capital markets were no longer receptive to emerging high technology companies; thereafter we began to prepare a new business plan to better position our Company to take advantage of what Management believed were positive trends in the oil and gas industry.

Our goal is to realize enhanced capital appreciation for our stockholders, by providing our Management’s expertise to emerging companies offering timely product solutions and/or strategic investment opportunities in the petroleum production and service industries. As this is a business plan in development, it is subject to modification and may be so modified at any time.

Although there can be no assurance of future success, our plans include:

1.
Investing primarily in companies or products where early stage product development has been completed. Early stage product development generally means any basic research surrounding a potential product or service and the development of working prototypes. This may enable us to minimize risks associated with early stage start ups, reduce both the time frame and amount of capital required for commercialization of proposed products, and thus maximize any potential return to our stockholders.

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

To implement the new business plan, we believed it was important to revise our capital structure. During 2003, we were successful in converting $1,054,873 of outstanding debt to equity, and acquired approximately $2.53 million in new working capital through an unsecured loan of approximately $1.4 million and new equity financing totaling $1,135,042. To date in 2004, the Company has completed the private placement of an aggregate 3,231,000 units at the price of $0.50 per unit for total proceeds of $1,615,500.

We had no revenue from operations for the first quarter of 2004. Flowray Inc. ("Flowray") and Flowstar Technologies Inc. ("Flowstar") (see “Acquisition of Flowstar and Flowray”, below) became wholly owned subsidiaries as at the close of business on March 31, 2004. As such, we will show revenue in the second quarter of 2004. However, Wescorp will show on its balance sheet the operating assets, as well as corresponding operating trade liabilities for Flowstar and Flowray; Vasjar related assets, liabilities and operations, as well as any consolidating entries associated therewith will be reflected at such time as that acquisition is effected. We also own an investment in Ellycrack and a deposit on the purchase of shares in Synenco. Although we are optimistic, there can be no assurance that we will generate significantly higher operating revenues in the future, or that we will be able to operate profitably in the future. We have incurred significant net losses in each fiscal year since inception of our operations.

In order to continue with our revised business plan, we will require additional equity or debt funding within approximately six months if we do not complete any further acquisitions, and we may require funding sooner if we identify and complete an acquisition or investment. There can be no assurance we will be successful in obtaining additional financing on favorable terms, if at all. As a result of a private placement that was closed in this quarter, we now have limited funds to maintain our own ongoing expenses. We have used some of these funds to reduce current trade and operating liabilities that had been carried forward from the end of 2003 and that have been incurred so far this year. Even with this infusion of new capital, the Company will require additional funding (equity or debt) to finance our revised business plan and possibly our current operations in the future. See “Plan of Operation for the Next Twelve Months” herein for particulars of the Company’s funding needs.

To the end of 2003, our quarterly operations experienced consistently negative cash flows. Management is anticipating that the Flowstar operations will generate sales and result in positive quarterly operating cash flows commencing before the end of the 2004 calendar year. If this does not happen, however, we will likely be required to place additional securities in new financings to make up for such negative cash flow. Such transactions may have a negative or depressing effect on the trading prices for our publicly traded common stock.

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

Our Company's future opportunities for success greatly depends on the continued employment of and performance by senior management, including the successful hiring of a permanent Chief Executive Officer experienced in the oil and gas industry, and any applicable key personnel employed by potential target companies. We would be materially adversely affected if one or more of the senior management team does not continue to perform in their present positions, if we are unable to hire an experienced President and CEO, or if we or potential targets are unable to hire and train a sufficient number of qualified management, professional, technical and regulatory personnel.

Status of Actual and Proposed Acquisitions

Please see our Amended Form 10-KSB, which we filed with the Securities and Exchange Commission on May 13, 2004 and our Form 8-Ks filed on April 9, 13, and May 11, 12, 2004, for full particulars regarding our recent actual and our proposed acquisitions. For purposes of the following discussion regarding actual and proposed acquisitions, we are assuming a currency conversion rate of one Canadian Dollar being equivalent to $0.73 US Dollars. This is the approximate exchange rate as of April 30, 2004. Transactions recorded in the financial statements are shown at the average exchange rate (according to the Bank of Canada) for the month incurred.

A.1 Acquisition of Flowstar and Flowray

On March 31, 2004, Wescorp completed the acquisition of 100% of the outstanding shares of Flowstar and Flowray in consideration of cash payments to the selling shareholders totaling approximately $401,500 (CDN$550,000).

Flowstar has the non-exclusive worldwide license to use Flowray’s technology relating to certain flow meters and to manufacture, market and sell products derived from the technology, including three major product lines used in measuring and recording natural gas flow. Flowray has developed a system known as the Digital Chart Recorder or “DCR-900” for measuring the flow of gas at the wellhead. Flowstar also markets liquid based totalizers, burner igniters, and Windows©-based gas flow calculation software, and a line of liquid turbines for which there is no intellectual property, as the patents expired long ago.

Flowstar successfully field-tested the DCR-900 product in 2003. Units were commercially sold in the 2003 year, and were installed in various customer applications. During the first quarter of the 2004 year, Flowstar sold 65 units for use in various customer applications. Flowstar continues to develop and improve the DCR-900 product, including PDA/telephone software and a satellite communication system. Management of Flowstar participated in the Instrument Society of America trade show in Edmonton, Alberta on April 22, 2004, and plans to participate in the Global Petroleum Show in Calgary, Alberta in June 2004.Management is optimistic about the future prospects for Flowstar and Flowray. Sales for the company are anticipated to increase over the course of the year. However, cash will be required to fund the manufacture of sufficient inventory and to finance the build up of trade accounts receivable that will increase as sales increase. Consequently, it is difficult to forecast the total cash required, as it will be contingent on the timing and amount of sales generated over the same period.

A.2 Proposed Acquisition of Vasjar

In connection with the completed acquisition of Flowstar and Flowray, Wescorp has also agreed to acquire 100% of the outstanding shares of Vasjar Trading Ltd. (“Vasjar”), a British Virgin Islands corporation. Vasjar in turn owns all the outstanding shares of a Barbados Holding company, which in turn owns all the outstanding shares of Quadra Products International Inc. (“Quadra”) and Flowstar International, Inc. (“Flowstar International”), both of which are also Barbados corporations. Flowstar International will in turn own Flowstar Services Inc. (a Barbadian company) and Flowstar USA, Inc. (“Flowstar USA”, a Delaware company; see below). Flowray has transferred to Quadra all of its intellectual property rights, including rights to the technology related to the DCR 900 system marketed and sold by Flowstar, in consideration of a promissory note in the principal amount of $438,000 (CDN$600,000) without interest. The promissory note is now the sole asset of Flowray.

On April 29, 2004, we tendered and delivered to each of the shareholders of Vasjar 1,200,000 restricted shares of common stock, for a total of 2,400,000 shares, as a proposed settlement of the initial share delivery provisions for the Vasjar acquisition, which provisions were described in our Form 10-KSB/A for the year ended December 31, 2003. The shares were tendered under Regulation S. The shares have not been accepted for that purpose and no settlement of the share delivery provisions of the Vasjar acquisition has been effected, nor have the shares of Vasjar, which were to be transferred and delivered upon delivery of the Wescorp shares, been delivered to Wescorp. Resolution of this issue is as yet undetermined. These issues are under discussion between Management and Vasjar principals. Although we will seek to complete the acquisition of Vasjar in June 2004; the transfer of the Vasjar shares (and thus actual ownership of and consolidation with Wescorp) may be delayed until these issues are resolved.

When the acquisition of Vasjar is concluded, Wescorp will own all the proprietary technology originally owned by Flowray related to the DCR 900 system and other products. Quadra is planning to grant Flowstar International a license to use the technology and to manufacture, market and sell products derived from the technology, including the DCR 900 system, in all jurisdictions worldwide except Canada. As a result of the proposed Vasjar acquisition, Wescorp will become the parent company of Flowstar USA, which will hold the rights to manufacture, market and sell the DCR 900 system in the United States. Flowstar’s current worldwide license is to be amended so that Flowstar will retain the rights to manufacture, market and sell the DCR 900 system only in Canada. The timing and execution of these plans will depend on the resolution of issues related to the registrations rights applicable to Wescorp shares delivered and to be delivered to the Vasjar shareholders, or an acceptable interim license arrangement.

B. Proposed Acquisition of Licenses from and Shares of Ellycrack AS

Ellycrack AS (“Ellycrack”), of Florø, Norway, has granted Wescorp options to acquire three separate exclusive territorial licenses in Canada, the United States and Mexico to make, use, copy, develop and exploit Ellycrack’s technology and intellectual property and to design, manufacture, market and sell products or systems derived from or utilizing Ellycrack’s technology or sublicense others to do the same in each territory. Ellycrack has developed what is believed to be a cost effective technology in which heavy oil can be upgraded to a “lighter” more commercially saleable oil in a highly intensive cracking process which could be located directly at the oil field.

Subject to obtaining funding and satisfactory testing of Ellycrack’s technology, Wescorp intends to exercise the option to acquire a license for all three territories on or before June 1, 2005, failing which the option will expire. The term of each license will be 20 years from the date of execution of the formal license agreement and/or the lead time of granted or new patents related to the technology, with a ten year renewal provision. Upon execution of a formal license agreement, Wescorp will be required to pay Ellycrack a one-time non-refundable license fee of $750,000 for territorial license. Wescorp will also pay Ellycrack a royalty equal to 6% of Wescorp’s sales of products or systems derived from or utilizing the technology in the applicable territory, payable within 90 days of Wescorp’s financial year end.

Wescorp has purchased from treasury an aggregate 255,000 shares of Ellycrack representing 5.71% of Ellycrack's outstanding shares, in consideration of $119,000 paid by Wescorp. Wescorp has also agreed to purchase an additional 400,000 treasury shares of Ellycrack in exchange for 300,000 shares of common stock of Wescorp to be issued to Ellycrack in May 2004, which would increase Wescorp’s equity interest to 13.15% of Ellycrack. Olav Ellingsen, a principal of Ellycrack, has granted to the Company an option to purchase additional shares of common stock of Ellycrack owned by Mr. Ellingsen to increase Wescorp’s ownership to up to 25% of the outstanding common voting shares of Ellycrack on a fully diluted basis.

C. Proposed Acquisition of Shares of Synenco

On June 9, 2003 the Company signed an option agreement allowing the Company to purchase 1,000,000 previously issued common shares of Synenco Energy Inc. ("Synenco") from PGN Holdings Inc. (“PGN”), a shareholder of Synenco. Synenco is a company involved in the potential development of an oil sands lease in the Athabasca Oil Sands area of northern Alberta, Canada. Synenco and its business are more fully described in the Company’s Form 10-KSB/A filed with the Securities and Exchange Commission on May 13, 2004 for the year ended December 31, 2003. To date the Company has paid $350,463 (CAD$479,000), which has been recorded as an investment. On April 23, 2004, the Company set aside 600,000 shares of common stock for delivery to PGN as partial consideration of the proposed acquisition. On May 6, 2004, the Company delivered these shares to PGN’s legal counsel on his undertaking not to release the Wescorp shares until 170,000 Synenco shares have been transferred to Wescorp. The number of Synenco shares to be transferred to Wescorp corresponds to the amount of cash paid and shares issued by Wescorp in proportion to the total purchase price for the 1,000,000 Synenco shares. The option expired on March 31, 2004, but the parties are negotiating an extension of the term of exercise of the option and the terms and conditions of purchase of additional shares of Synenco.

Plan of Operation Overview

The following discussion of the plan of operation, financial condition, results of operations, cash flows and changes in financial position of our Company should be read in conjunction with our most recent financial statements and notes appearing elsewhere in this Form 10-QSB, and our Form 10-KSB filed on April 13, 2004.

We have not generated any revenues from products, services or operations since the inception of our company. We are including herein a discussion of our plan of operation for the next 12 months for our revised business plan, which was initiated in late 2003.

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

Our plan over the next several months is to integrate the Flowstar and Flowray operations into Wescorp. In this upcoming second quarter, we will also seek to complete the acquisition of Vasjar and its subsidiary companies, as outlined above. We will also be negotiating the completion of the purchase of the Synenco shares, also as noted earlier. If we complete these transactions, and finance the integration of the new operations, our company will require additional cash of approximately $5,414,500 over the next twelve months. Cash requirements are scheduled as follows:

  $2,884,500 by June 30, 2004 – consisting of $2,464,537 to be paid to PGN for the possible purchase of Synenco shares (if Wescorp can successfully renegotiate the contract), $150,000 for estimated research and development expenses for Ellycrack, and $270,000 in forecasted cash flow requirements for Flowstar/Flowray operations.
  $180,000 in forecasted cash flow requirements for Flowstar/Flowray operations in the third quarter of 2004.
  $90,000 in forecasted cash flow requirements for Flowstar/Flowray operations in the fourth quarter of 2004.
  $10,000 in forecasted cash flow requirements for Flowstar/Flowray operations in the first quarter of 2005.
  $2,250,000 to be paid to Ellycrack in the second quarter of 2005 for the licensing rights for Canada, the US and Mexico at $750,000 per country.

Additionally, with our recent private placement, we are now currently experiencing a working capital surplus. However, we have no remaining credit under the loan from AHC Holdings Ltd. (See our Amended Form 10-KSB, Part II, Item 2), and have no other readily available sources of working capital financing.

These estimates may differ significantly after our needs are more fully developed. Our operations have been funded to date by debt and equity financing. We are relying on these sources of funding in order to provide our company with sufficient capital to continue our development and operational plans. There can be no assurance that the past trend will continue, which would significantly affect the financial condition of our Company and our ability to close the Vasjar, Ellycrack and Synenco transactions.

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

After a year of test marketing, Flowstar has opted not to use the Direct Marketing System, but is instead building up a Distributor, Manufacturers Representative, and Service Technician Network. Flowstar has recently signed an agreement with one Canadian distributor and is actively negotiating with other Canadian and US groups.

We do not anticipate making any major purchases of capital assets in the next 12 months, or increasing the amount spent on research and development (“R & D”) within Flowstar and Flowray over and above what has already been budgeted. However, we are forecasting that some research will done by Wescorp in concert with Ellycrack in terms of the commercialization of the Ellycrack technology for North America. The exact amount of this R & D is difficult to determine at this time, as it will depend on the laboratory results (to be conducted by an independent engineering firm) of some testing expected to be available in mid-June 2004. However, we have budgeted approximately $150,000 for this R & D. Wescorp’s current corporate employee count is expected to remain the same for the next 12 months. There may be some staffing changes/increases in Flowstar and Flowray in the next twelve months. This will be examined in more detail in this quarter, as the operations for these companies are integrated into Wescorp. Given the change in our business plan, we anticipate that any change in capital assets, R & D and employees would be subject to changes in any targeted operating business we may acquire, including that of Flowstar and Flowray, and Vasjar. Ellycrack and Synenco are operating companies in their own right, and our minority equity interests in them will not give rise to any cash requirements for employment or R & D.

Financing

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

On March 15, 2004, the Company completed the private placement of 2,666,000 units at the price of $0.50 per unit for total proceeds of $1,333,000. Each of 926,000 units consisted of one share of common stock and one whole share purchase warrant exercisable to purchase one additional common share at a price of $0.50 until the close of business on March 15, 2006. Each of 1,740,000 units consisted of one share of common stock and one-half of one share purchase warrant where one whole warrant is exercisable to purchase one additional common share at a price of $1.00 until the close of business on March 15, 2005. On April 16, 2004, the Company completed the private placement of 565,000 units at the price of $0.50 per unit for total proceeds of $282,500. Each unit consisted of one share of common stock and one-half of one share purchase warrant. Each whole warrant is exercisable to purchase one additional common share at a price of $1.00 until the close of business on April 16, 2005. The shares and warrants were issued to non-U.S. persons outside the United States in reliance upon an exemption from registration under Regulation S of the Securities Act of 1933, as amended.

The funds obtained from the two private placements at $0.50 per unit were used to pay the following:

  operating expenses of Flowstar (approximately $402,000)
  repayment of loan advances by AHC Holdings Ltd. ($150,000)
  subscription funds for Ellycrack shares ($50,000)
  salaries and expenses (approximately $68,260) and severance ($65,000)
  legal (approximately $37,000) and audit (approximately $51,000)
  SEC filings and other public disclosure costs (approximately $4,700)
  printing of marketing materials ($36,500)
  taxes and other trade payables (approximately $10,000),

leaving a balance of approximately $730,000 as at May 6, 2004 to be used for general working capital.

Results from Operations – 2004 Compared to 2003

We incurred a net operating loss for the first quarter ended March 31, 2004 of $416,487 compared to a net loss of $128,936 for the comparable period in 2003. This loss includes general and administrative costs totaling $345,055 compared to $130,109 for the three months ended March 31, 2003.

The Company’s remaining operating costs for the period consisted primarily of legal and accounting fees (relating to the acquisition of Flowstar and Flowray, the investment in Ellycrack, the preparation of the Company’s 10-KSB , 10-QSB and 8-K reports), the above noted consulting fees, wages and investor relations costs.

The Company had a loss from other items of $63,741 for the first quarter of 2004 compared to income of $1,173 for same period in 2003. The loss from other items for the first three months of 2004 consisted solely of interest charges on debt. Income from the comparable 2003 period came from interest earned on promissory notes.

Liquidity and Capital Resources – 2004 Compared to 2003

Since inception to the beginning of this quarter, we have been dependent on investment capital and debt financing from our shareholders as our primary source of liquidity. To December 31, 2003, we had not generated any revenue or income from our operations. We had an accumulated deficit at December 31, 2003 of $6,776,667. We suffered an operating loss for the first quarter of 2004, which increased our deficit to $7,207,821.

During the first quarter of 2004, our cash position increased to $1,054,419 from $113,886. We had cash used in operations of $338,646 in the first three months of fiscal 2004 compared to a deficit of $96,941 in the same period of fiscal 2003. We also had a net receipt of cash of $61,878 from investing activities in the first quarter of 2004, which consisted of cash balances received of $111,878 in Flowstar and Flowray on the purchase of their shares, net of the purchase of $50,000 in shares of Ellycrack (as noted in the “Financing” section above). The net cash used in operating and investing activities was financed by $1,218,535 from financing activities, resulting in a net increase in our cash position for the period of $941,767. The cash flow from financing activities is primarily a result of the issuance of some common stock shares (see Part II, Item 2).

During the first three months of this year we did not issue any stock in settlement of notes payable.

The Company had $2,026,044 in total liabilities at March 31, 2004 compared to $1,936,412 at the end of March 2003. The increase is a result of increased trade accounts payable for operations. There was a repayment of $150,000 on the note payable from a related party (also as noted in the “Financing” section above). This loan was originally used to fund working capital requirements of the Company as well as to fund the advances to Flowstar and to purchase Ellycrack shares.

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

Not applicable.

ITEM 2. CHANGES IN SECURITIES

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

On March 15, 2004, the Company completed the private placement of 2,666,000 units at the price of $0.50 per unit for total proceeds of $1,333,000. Each of 926,000 units consisted of one share of common stock and one whole share purchase warrant exercisable to purchase one additional common share at a price of $0.50 until the close of business on March 15, 2006. Each of 1,740,000 units consisted of one share of common stock and one-half of one share purchase warrant where one whole warrant is exercisable to purchase one additional common share at a price of $1.00 until the close of business on March 15, 2005. On April 16, 2004, the Company completed the private placement of 565,000 units at the price of $0.50 per unit for total proceeds of $282,500. Each unit consisted of one share of common stock and one-half of one share purchase warrant. Each whole warrant is exercisable to purchase one additional common share at a price of $1.00 until the close of business on April 16, 2005. The shares and warrants were issued to non-U.S. persons outside the United States in reliance upon an exemption from registration under Regulation S of the Securities Act of 1933, as amended

In consideration of the services of an individual in introducing investors to the Company who subscribed for units in the $0.50 private placement, the Company issued to him 230,000 shares of common stock at a deemed price of $0.50 per share. These shares were issued to a non-U.S. person outside the United States in reliance upon an exemption from registration under Regulation S of the Securities Act of 1933, as amended.

William B. Cooper and Jack Huber (collectively, the “Finders”) introduced to Wescorp the potential acquisition of 1,000,000 shares of Synenco and 51% of the outstanding shares of Flowstar and Flowray. Wescorp had agreed to issue to each of the Finders 500,000 shares of common stock in consideration of the introductions to the acquisitions on the original terms and conditions thereof. The

Finders further assisted the Company in completing the acquisition of 100%, rather than only 51%, of the outstanding shares of the Flowstar and Flowray, and in securing agreements to purchase all the outstanding shares of Vasjar. In consideration thereof, the Company agreed to issue additional shares to the Finders as a bonus. On April 23, 2004, the Company issued to each of the Finders or their corporations 750,000 shares of common stock, for a total of 1,500,000 shares, in consideration of the services of the Finders. These shares were issued to non-U.S. persons outside the United States in reliance upon an exemption from registration under Regulation S of the Securities Act of 1933, as amended.

In connection with the completed acquisition of Flowstar and Flowray, Wescorp has also agreed to acquire 100% of the outstanding shares of Vasjar. See “Proposed Acquisition of Vasjar” in Item 2 herein. On April 29, 2004 we delivered to the shareholders of Vasjar an aggregate 2,400,000 restricted shares of our common stock, as a proposed settlement of the initial share delivery provisions for the Vasjar acquisition, which provisions were described in our Form 10-KSB/A for the year ended December 31, 2003. The shares have not been accepted for that purpose and no settlement of the share delivery provisions of the Vasjar acquisition has been effected, nor have the shares of Vasjar, which were to be transferred and delivered upon delivery of the Wescorp shares, been delivered to Wescorp. Resolution of this issue is as yet undetermined. These shares were tendered to non-U.S. persons outside the United States in reliance upon an exemption from registration under Regulation S of the Securities Act of 1933, as amended.

On April 23, 2004, the Company set aside 600,000 shares of common stock at a deemed price of $0.30 per share for delivery to PGN as partial consideration of the proposed acquisition of Synenco shares. On May 6, 2004, the Company delivered these shares to PGN’s legal counsel on his undertaking not to release the Wescorp shares until 170.000 Synenco shares have been transferred to Wescorp. These shares were issued to a non-U.S. person outside the United States in reliance upon an exemption from registration under Regulation S of the Securities Act of 1933, as amended.

See Item 2, Status of Actual and Proposed Acquisitions – Proposed Acquisition of Shares of Synenco.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We did not hold a stockholders meeting in 2003 or in the first quarter of 2004. However, we submitted a resolution to the shareholders of record on November 14, 2003 for their approval. On December 9, 2003, the Company filed a Definitive Proxy Statement with the U.S. Securities and Exchange Commission with respect to a proposed approval by Shareholders’ Consent of an Amended and Restated Certificate of Incorporation; such approval had already been made by the Board of Directors. Such an approval requires an absolute majority of the shares issued and outstanding and the consent becomes effective upon the requisite consents being received in accordance with Delaware law (no Meeting is held). The Amended and Restated Certificate, after such consent is obtained, becomes effective upon filing with the State of Delaware. The Amended and Restated Certificate was filed and became effective on February 17, 2004. The Restated Certificate changed the Corporate name from “CTI Diversified Holdings, Inc.” to “Wescorp Energy Inc.” (the new name was assumed and began to be used in Company communications on December 22, 2003). The Restated Certificate also authorized the issuance of up to 250,000,000 common shares, and up to 50,000,000 preferred shares; preferred shares rights and powers may be designated by Board Resolution without shareholder action or approval. There are also several other significant provisions added or changed from the original Certificate, as more fully set forth in said Definitive Proxy Statement and which should all be reviewed carefully for an understanding of the effect thereof.

The consent action required an absolute majority of the outstanding common shares to approve the action. That majority had been received before the consent action was filed and became effective. Some consents were received after the Amendments were filed. As of February 17, 2004, the effective date, there were: 11,957,976 shares voted for, 2,500 shares voted against, and no abstentions or withheld votes.

ITEM 5. OTHER INFORMATION

On March 31, 2004, Wescorp completed the acquisition of 100% of the outstanding shares of Flowstar and Flowray in consideration of cash payments to the selling shareholders totaling $401,500 (CDN$550,000). The acquisition was made effective as of March 31, 2004. See “Acquisition of Flowstar and Flowray” in Item 2 herein. We submitted a matter to the vote of the shareholders that culminated in the quarter. See the first paragraph of Item 4, “Submission of Matters to a Vote of Security Holders”.

Subsequent to the period of this Report the Company engaged in various transactions which were reported on Form 8-K. Please see the Form 8-K’s listed below under Item 6, which may be reviewed in their entirety on the SEC EDGAR site, or a copy of which may be onbtained from the Company.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a) Pursuant to Rule 601 of Regulation SB, the following exhibits are included herein or incorporated by reference.

Exhibit Number	Description

2.1.1*
Loan Agreement dated January 28, 2003 between the Company and AHC Holdings Ltd. Addendum to the Loan Agreement dated February 6, 2003 providing AHC a warrant to purchase 1,000,000 shares of the Company’s common stock at $0.15 per share as a bonus for providing the Loan. (Incorporated by reference to Form 8-K filed April 28, 2003).

2.1.2*
Finder’s Fee Agreement dated January 28, 2003 between the Company and Terry Mereniuk, under which Mr. Mereniuk was granted a warrant to purchase 500,000 shares of the Company’s common stock for $0.15 per share. (Incorporated by reference to Form 8-K filed April 28, 2003).

2.1.3*	Share Purchase Warrants dated March 6, 2003 issued to Terry Mereniuk and AHC Holdings Ltd. (Incorporated by reference to Form 8-K filed April 28, 2003).

2.1.4*	License Agreement dated December 6, 2001 between Flowray and Flowstar. (Incorporated by reference to Form 8-K/A filed on May 12, 2004).

2.1.5	Letter of Intent dated March 21, 2003 between Flowray, Flowstar and a confidential party related to license.

2.1.6*	Letter of Intent to purchase a 51% equity interest in Flowstar and Flowray dated February 6, 2003 (Incorporated by reference to Form 8-K filed on April 28, 2003).

2.1.7*	Amendment to the Letter of Intent dated April 9, 2003 extending deadlines for certain cash payments (Incorporated by reference to Form 8-k filed on April 28, 2003).

2.1.8*	Memorandum of Agreement dated March 27, 2003 among the Company, Flowray and Flowstar. (Incorporated by reference to Form 8-K/A filed on May 12, 2004).

2.1.9*	Memorandum Amending Agreement dated January 14, 2004 the Company, Flowray and Flowstar. (Incorporated by reference to Form 8-K/A filed on May 12, 2004).

2.1.10*	Intellectual Property Purchase Agreement dated and effective August 30, 2003 between Flowray and Quadra Products International Inc. (Incorporated by reference to Form 8-K/A filed on May 12, 2004).

2.1.11*
Share Purchase and Subscription Agreement dated June 9, 2003 among the Company, 1049265 Alberta Ltd., Flowray, Flowstar, New Millennium Acquisitions Ltd. ("New Millennium") and Gregory Burghardt. (Incorporated by reference to Form 8-K/A filed on May 12, 2004).

2.1.12*
Share Purchase and Subscription Amending Agreement dated January 14, 2004 among the Company, 1049265 Alberta Ltd., Flowray, Flowstar, New Millennium and Gregory Burghardt. (Incorporated by reference to Form 8-K/A filed on May 12, 2004).

2.1.13*	Share Purchase Agreement dated as of January 14, 2004 between the Company and Epitihia Trust. (Incorporated by reference to Form 8-K/A filed on May 12, 2004).

2.1.14*	Share Purchase Agreement dated as of January 14, 2004 between the Company and Abuelo Trust. (Incorporated by reference to Form 8-K/A filed on May 12, 2004).

2.1.15*
Letter of Intent dated February 10, 2004 between the Company and Ellycrack AS regarding options to acquire three licences in Canada, the United States and Mexico (Incorporated by reference to Form 8-K filed on April 8, 2004).

2.1.16*
Share Purchase Option Agreement dated February 10, 2004 between the Company and Olav Ellingsen regarding an option to purchase outstanding shares of Ellycrack AS (Incorporated by reference to Form 8-K filed on April 8, 2004).

3.1.1*	Articles of Incorporation of Unique Bagel Co., Inc. a Delaware corporation (now Wescorp Energy Inc.) dated August 11, 1998. (Incorporated by reference to Exhibit 2.2 of the Company’s Form 10SB12G, filed with the SEC on March 24, 2000.)

3.1.2*	Certificate of Amendment of the Certificate of Incorporation of Unique Bagel Co., Inc., a Delaware corporation dated January 10, 2001, changing the name Unique Bagel to CTI Diversified Holdings, Inc. (Incorporated by reference to Exhibit 3.1.2 to the Company’s Form 10-KSB filed on April 17, 2001)

3.1.3*	Restated Articles of Incorporation of Wescorp Energy Inc filed February 17, 2004. (Incorporated by reference to Exhibit 3.1.3 to the Company’s Form 10-KSB/A filed on May 13, 2004)

10.1*	Audit committee charter (Incorporated by reference to the Company’s Form 10-KSB filed on April 29, 2003).

10.2*	Audit committee terms of reference (Incorporated by reference to the Company’s Form 10-KSB filed on April 29, 2003).

16.0*	David J. Maxwell Ltd - Letter re: Change in Certifying Accountant (Incorporated by reference to the Company’s Form 10-KSB filed on April 17, 2001)

21.1*	Schedule of Subsidiaries of Wescorp Energy Inc. (Incorporated by reference to Exhibit 21.1 to the Company’s Form 10-KSB/A filed on May 13, 2004)

23.1*	Consent of Moore Stephens Ellis Foster Ltd. Chartered Accountants (Incorporated by reference to the Company’s Form 10-KSB filed on April 17, 2001)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*   Previously filed

(b)   Reports on Form 8-K

April 2, 2004 Form 8-K/A Item 4 respecting change of auditors to Williams & Webster, CPA's.

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

May 11, 2004 reporting the completion of the private placement of 565,000 units at the price of $0.50 per unit for total proceeds of $282,500 and the issuance of shares of common stock by way of commission, the issuance of shares as a finder’s fee in connection with the acquisition of Flowstar and Flowray, the tender of shares to the Vasjar shareholders in consideration of the transfer of the outstanding shares of Vasjar, and the issuance of shares to PGN in consideration of the transfer of Synenco shares.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 20th day of May, 2004.

WESCORP ENERGY INC.

Date: May 20, 2004	By: /s/ John Anderson
John Anderson, Chief Executive Officer and Director

By: /s/ Terry Mereniuk
Terry Mereniuk, Chief Financial Officer and Director