Form 10QSB
period 2004-06-30
WESCORP ENERGY INC
filed 2004-08-26
CIK 1069489

As filed with the Securities and Exchange Commission on August 26, 2004

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

  ☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended June 30, 2004

OR

  ☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to ___________

Commission File Number 000-30095

WESCORP ENERGY INC.
(Exact name of registrant as specified in its charter)

Delaware	33-0921967
State or other jurisdiction of	(I.R.S. Employer
incorporation or organization	Identification No.)

8709 – 50 Avenue, Edmonton AB, Canada T6E 5H4
(Address of principal executive offices) (Zip Code)

     (877) 247 - 1975 or (780) 482 - 4200
Registrant's telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Name of each exchange on which registered
None	None

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, par value $.0001 per share
(Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒   No  ☐

Number of shares outstanding of the registrant's class of common stock as of August 18, 2004: 34,117,615.

Authorized share capital of the registrant as of August 18, 2004, was 250,000,000 common shares, par value of $0.0001, and 50,000,000 preferred shares, par value of $0.0001

The Company recorded revenue of $200,109 for the quarter ended June 30, 2004.

FORWARD-LOOKING STATEMENTS

THIS QUARTERLY REPORT ON FORM 10-QSB CONTAINS PREDICTIONS, PROJECTIONS AND OTHER STATEMENTS ABOUT THE FUTURE THAT ARE INTENDED TO BE "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED (COLLECTIVELY, "FORWARD-LOOKING STATEMENTS"). FORWARD-LOOKING STATEMENTS INVOLVE RISKS AND UNCERTAINTIES. A NUMBER OF IMPORTANT FACTORS COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE IN THE FORWARD-LOOKING STATEMENTS. IN ASSESSING FORWARD-LOOKING STATEMENTS CONTAINED IN THIS QUARTERLY REPORT ON FORM 10-QSB, READERS ARE URGED TO READ CAREFULLY ALL CAUTIONARY STATEMENTS – INCLUDING THOSE CONTAINED IN OTHER SECTIONS OF THIS QUARTERLY REPORT ON THIS FORM 10-QSB. AMONG SAID RISKS AND UNCERTAINTIES IS THE RISK THAT THE COMPANY WILL NOT COMPLETE ANY OTHER SUITABLE ACQUISITIONS, THAT ITS MANAGEMENT IS ADEQUATE TO CARRY OUT ITS BUSINESS PLAN AND THAT THERE WILL BE ADEQUATE CAPITAL; IN ADDITION, IF SAID ACQUISITIONS ARE COMPLETED THEY MAY BE UNSUCCESSFUL FOR TECHNICAL, ECONOMIC OR OTHER REASONS. IN ADDITION, THE FLOWSTAR/FLOWRAY PRODUCTS DO NOT HAVE SUFFICIENT DISTRIBUTION AS YET TO ENSURE PROFITABILITY. THE PRODUCTION ARRANGEMENTS WITH A LICENSEE MAY NOT PERMIT PROFITABLE SALES AND INSUFFICIENT PRODUCTION THEREWITH COULD CAUSE LOSS OF USE OF THE PRODUCTION PATENT AND COULD CURTAIL OR ELIMINATE FLOWSTAR/FLOWRAY BUSINESS. IN ADDITION, IF SHARES TO BE DELIVERED TO THE HOLDERS OF VASJAR TRADING CANNOT BE REGISTERED WITHIN THE TIMES REQUIRED, OR FOR OTHER REASONS ARE NOT ISSUED, THE SELLERS OF VASJAR MAY, AFTER 182 DAYS, ELECT TO TERMINATE THE VASJAR SALE WITHOUT NOTICE OR OPPORTUNITY TO CURE. THE ELLYCRACK TECHNOLOGY MAY NOT BE TECHNICALLY EFFECTIVE OR COST EFFECTIVE IN THE MARKETS TARGETED BY MANAGEMENT.

CURRENCIES

All amounts expressed herein are in US dollars unless otherwise indicated.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Index

Consolidated Balance Sheets at June 30, 2004 and December 31, 2003

Consolidated Statements of Operations for the three months and six months ended June 30, 2004 and 2003

Consolidated Statements of Cash Flows for the six months ended June 30, 2004 and 2003

Condensed Notes to the Consolidated Financial Statements

Proforma Balance Sheet at December 31, 2003

Proforma Income Statement for the Year Ended December 31, 2003

Proforma Income Statement for the Six Months Ended June 30, 2004

Notes to the Proforma Financial Statements

WESCORP ENERGY INC.
CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2004	2003
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and equivalents	$173,172	$2,064
Cash trust accounts	349,240	111,822
Accounts receivable	154,956	-
Prepaid expenses	8,298	-
		-
Inventory	404,943	-
TOTAL CURRENT ASSETS	1,090,609	113,886

OTHER ASSETS
Technology asset	427,055	-
Investments	564,557	400,463
Property, plant and equipment, net	101,258	-
Trademarks	988	-
Goodwill	967,254	-
Note receivable	-	1,708,991
Deferred tax asset	66,880	-
Other assets	64,456	-
TOTAL OTHER ASSETS	2,192,448	2,109,454

TOTAL ASSETS	$3,283,057	$2,223,340

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
Bank indebtedness	$9,640	$-
Accounts payable and accrued liabilities	638,820	183,410
Due to shareholders	49,162	75,775
TOTAL CURRENT LIABILITIES	697,622	259,185

LONG-TERM LIABILITIES
Note payable, related party, net of unamortized discount	1,691,681	1,677,227
Long term contract	24,698
TOTAL LONG-TERM LIABILITIES	1,716,379	1,677,227

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, 50,000,000 shares authorized, $0.0001
par value; no shares issued	-	-
Common stock, 250,000,000 shares authorized, $0.0001
par value; 34,117,615 and 25,926,615 shares
issued and outstanding, respectively	2,687	2,592
Additional paid-in capital	8,649,815	7,083,347
Accumulated other comprehensive income	7,189	14
Accumulated deficit during development stage	(7,790,635)	(6,799,025)
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	869,056	286,928

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY (DEFICIT)	$3,283,057	$2,223,340

See accompanying condensed notes to interim financial statements.

WESCORP ENERGY INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months	Three Months
	Ended June 30,	Ended June 30,	Six Months Ended June 30,
	2004	2003	2004	2003
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

REVENUES	$-	$-	$200,109	$-
COST OF GOODS SOLD	-	-	100,311	-
GROSS PROFIT	-	-	99,798	-

EXPENSES
Advertising and investor relations	36,298	-	90,711	4,122
Consulting	223,133	5,388	421,817	363,756
Depreciation	10,700	539	10,700	24,159
Amortization of loan discount	-	2,601	-	-
Legal and accounting	215,680	7,228	264,077	242,529
Investor relations	31,697	-	31,697	216,304
Office and general	41,627	89,353	41,627	196,026
Travel	58,582	-	60,840	147,509
Wages and benefits	(1,180)	25,000	40,123	184,393
TOTAL OPERATING EXPENSES	616,537	130,109	961,592	1,378,798

LOSS FROM OPERATIONS	(861,794)	(861,794)	(861,794)	(1,378,798)

OTHER INCOME (EXPENSES)
Interest and bank charges	(48)	-	(48)	(46,183)
Interest, shareholders and related parties	(66,027)	-	(129,768)	(254,070)
Impairment of investments	-	-	-	(560,850)
Impairment of goodwill	-	-	-	(3,290,217)
Impairment of intangible assets	-	-	-	(472)
Loss on disposition of assets	-	-	-	(40,283)
Interest and other income	-	1,173	-	-
Forgiveness of debt	-	-	-	15,617
Loss on disposition of foreign subsidiaries	-	-	-	(1,323,180)
TOTAL OTHER INCOME (EXPENSES)	(66,075)	1,173	(129,816)	(5,499,638)

LOSS FROM CONTINUING OPERATIONS	(682,612)	(128,936)	(991,610)	(6,878,436)

LOSS FROM DISCONTINUED OPERATIONS, NET	-	-	-	-

LOSS BEFORE INCOME TAXES	(682,612)	(128,936)	(991,610)	(6,878,436)

INCOME TAX BENEFIT	-	-	-	-

NET LOSS	(682,612)	(128,936)	(991,610)	(6,878,436)

OTHER COMPREHENSIVE LOSS
Foreign currency translation gain	(3,078)	-	(10,769)	-

COMPREHENSIVE LOSS	$(685,690)	$(128,936)	$(1,002,379)	$(6,878,436)

BASIC AND DILUTED LOSS PER SHARE	$(0.02)	$(0.01)	$(0.03)	$(0.32)

WEIGHTED AVERAGE NUMBER
COMMON SHARES OUTSTANDING
BASIC AND DILUTED	35,406,227	19,668,472	29,029,000	21,817,121

See accompanying condensed notes to interim financial statements.

WESCORP ENERGY INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2004	2003
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(991,610)	$(339,345)
Net (gain) loss from discontinued operations	-	-
	(991,610)	(339,345)
Adjustments to reconcile net loss
to net cash used by operating activities:
Depreciation	24,159	1,176
Shares issued for services	36,372	25,000
Warrants issued for services and financing fees	-	-
Amortization on discount of note payable	36,940	2,526
Impairment of asset and forgiveness of debt	-	-
Forgiveness of debt	-	-
Decrease (increase) in:
Deferred tax asset	(66,880)	-
Other assets	(301,874)	-
Accounts receivable	(154,956)	-
Prepaid expenses	(8,298)	-
Increase (decrease) in:
Bank indebtedness	9,640	-
Accounts payable and accrued liabilities	455,410	617,191
Accounts payable, related party	(26,613)	-
Liabilities	-	-
Cash used in discontinued operations	-	-
Net cash provided (used) by operating activities	(987,710)	306,548
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	-	-
Investments	(164,094)	(173,048)
Investment in subsidiaries	-	(1,301,779)
Purchase of trademarks	(988)	-
Proceeds from sales of assets	-	-
Cash received in acquisition	-	-
Investments in discontinued operations	-	-
Net cash provided by (used in) investing activities	(165,082)	(1,474,827)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowing	-	1,413,680
Payments on notes payable	-	(330,541)
Proceeds on notes payable, related parties	-	(31,299)
Proceeds from long term contract	24,698	-
Sale of stock	1,530,191	-
Net cash provided by financing activities	1,554,889	1,051,840
Effect of exchange rates	6,429	128,612

Net increase in cash	408,526	12,173

Cash equivalents, beginning of period	113,886	1,422

Cash equivalents, end of period	$522,412	$13,595

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Cash paid for interest and income taxes:
Interest expense	$-	$-
Income taxes	$-	$-
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Forgiveness of debt before discontinued operations	$-	$-
Stock issued for conversion of notes payable, amounts due
to shareholders and accounts payable	$-	$1,051,398
Stock issued on acquisition of subsidiaries	$-	$-
Shares issued for services	$36,372	$-
Warrants issued for services and financing fees	$-	$-

See accompanying condensed notes to interim financial statements.

WESCORP ENERGY INC. CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS June 30, 2004

NOTE 1 – BASIS OF PRESENTATION

The foregoing unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Regulation S-B as promulgated by the Securities and Exchange Commission ("SEC"). Accordingly, these financial statements do not include all of the disclosures required by generally accepted accounting principles for complete financial statements. These unaudited interim financial statements should be read in conjunction with the audited financial statements for the period ended December 31, 2003. In the opinion of management, the unaudited interim financial statements furnished herein include all adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results for the interim period presented.

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

Operating results for the six-month period ended June 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.

NOTE 2 – GOING CONCERN UNCERTAINTY

These consolidated financial statements have been prepared with the assumption being that the Company will continue on a going concern basis and that it will be able to realize assets and discharge liabilities in the normal course of business. As shown in the accompanying financial statements, the Company has incurred an accumulated deficit of $7,790, 635 through June 30, 2004. The Company is currently changing its focus to provide expertise to emerging companies, offering timely product solutions and/or strategic investment opportunities in the oil and gas industries which will, if successful, mitigate these factors which raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

WESCORP ENERGY INC. CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS June 30, 2004

Management intends to seek additional capital from new equity securities offerings that will provide funds needed to increase liquidity, fund internal growth and fully implement its business plan.

An estimated $800,000 is believed necessary to continue the Company's operations and increase development through the end of this fiscal year. This amount represents a total of $400,000 for each of the third and fourth quarters of 2004 for the operations of the Flowstar Group. This amount does not include any cash required for capital purchases. The timing and amount of capital requirements will depend on a number of factors, including demand for products and services and the availability of opportunities for international expansion through affiliations and other business relationships. This also anticipates that sales in Flowstar Technologies Inc. ("Flowstar") and Flowray Inc. ("Flowray") will start to increase to the point where the businesses become self sufficient by the end of 2004. Should this not occur, then Wescorp will require additional working capital to finance any operating shortfall from the Flowstar/Flowray operations.

NOTE 3 – SUMMARY OF ACCOUNTING POLICIES

Accounts Receivable
The Company carries its accounts receivable at cost less an allowance for doubtful accounts. On a periodic basis, the Company evaluates its accounts receivable and establishes an allowance for doubtful accounts, based on a history of past write-offs and collections and current credit conditions. The Company's policy is to accrue interest on trade receivables at the discretion of management.

Inventories
Inventories are stated at the lower of cost or market on a first-in, first-out basis.

Restatement and Reclassification
Certain amounts from prior periods have been reclassified to conform to the current period presentation. The reclassifications and restatements principally consist of revised reporting of operating results of the discontinued operations of the Company's subsidiaries in the prior fiscal period. This reclassification has resulted in no changes to the Company's accumulated deficit or net losses presented.

WESCORP ENERGY INC. CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS June 30, 2004

Intangible Assets
In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141, "Business Combinations" (hereinafter "SFAS No. 141") and Statement of Financial Accounting Standard No. 142, "Goodwill and Other Intangible Assets" (hereinafter "SFAS No. 142"). SFAS No. 141 provides for the elimination of the pooling-of-interests method of accounting for business combinations with an acquisition date of July 1, 2001 or later. SFAS No. 142 prohibits the amortization of goodwill and other intangible assets with indefinite lives and requires periodic reassessment of the underlying value of such assets for impairment. The adoption of this standard has not effected the Company's financial statements.

Development Stage
During the quarter ended June 30, 2004, the company ceased to be a "Development Stage Enterprise" because it began recording sales through its wholly owned subsidiaries.

WESCORP ENERGY INC. CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS June 30, 2004

NOTE 4 – COMMON STOCK AND WARRANTS

On March 15, 2004, the Company completed a private placement of 926,000 units at the price of $0.50 per unit for total proceeds of $461,000. Each unit consisted of one share of common stock and one full common stock warrant. One full warrant entitles the holder to purchase one additional common share at a price of $0.50 per share at any time until the close of business on March 15, 2006.

WESCORP ENERGY INC. CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS June 30, 2004

On March 15, 2004, the Company completed the first tranche of 1,740,000 units of a private placement at the price of $0.50 per unit, for total proceeds of $870,000. Each unit consisted of one share of common stock and one-half of one common stock warrant. One full warrant entitles the holder to purchase one additional common share at a price of $1.00 per share at any time until the close of business on March 15, 2005.

On April 16, 2004, the Company completed the second and final tranche of 565,000 units of a private placement at the price of $0.50 per unit, for total proceeds of $282,500. Each unit consisted of one share of common stock and one-half of one common stock warrant. One full warrant entitles the holder to purchase one additional common share at a price of $1.00 at any time until the close of business on April 16, 2005.

In consideration of a finder introducing investors to the Company who subscribed for units in the above-described private placement, the Company issued the finder 230,000 shares of common stock at a deemed price of $0.50 per share on April 16, 2004.

In consideration of the services of two finders in introducing to Wescorp the acquisitions of shares of Synenco Energy Inc. ("Synenco"), all the outstanding shares of Flowstar and Flowray, and all the outstanding shares of Vasjar Trading Ltd. ("Vasjar"), a company related to Flowstar and Flowray, the Company issued to each of the finders or their corporations 750,000 shares of common stock, for a total of 1,500,000 shares.

The Company issued 100,000 common stock warrants with an exercise price of $0.50 per share and an expiration date of April 16, 2007, to an individual for services.

An individual loaned CDN$254,000 to the Company in connection with the pending acquisition of 1,000,000 shares of Synenco. In consideration of the loan, the Company issued the lender 100,000 shares of common stock at a deemed price of $0.50 per share as a bonus for the loan.

The Company delivered 600,000 shares of common stock to legal counsel of PGN Holdings Inc. ("PGN"), a shareholder of Synenco, as partial consideration of the proposed acquisition of 1,000,000 previously issued common shares of Synenco. These shares will not be released to PGN until 170,000 Synenco shares have been transferred to Wescorp. The number of Synenco shares to be transferred to Wescorp corresponds to the amount of cash paid and shares issued by Wescorp in proportion to the total purchase price for the 1,000,000 Synenco shares. This transaction has been recorded as an investment in Synenco.

The Company issued and delivered to each of the shareholders of Vasjar 1,200,000 restricted shares of common stock, for a total of 2,400,000 shares, pursuant to the initial share delivery provisions for the Vasjar acquisition. Refer to Note 7 – Subsequent Events for particulars regarding the revised terms and completion of the Vasjar acquisition.

NOTE 5 – NOTES RECEIVABLE

The Company loaned Flowstar and Flowray a total of $1,632,079, which is secured by all tangible and intangible assets of Flowstar and Flowray. The promissory notes accrue interest starting six months from the date the funds were advanced at the rate of 5% per annum. The Company has forgiven the interest on the notes for the 2003 year and to date for 2004. Interest that may be accrued later in 2004 will be payable quarterly commencing September 30, 2004. These notes are due at various dates through 2008 and 2009. These notes have been eliminated in the June 30, 2004 financial statements as an inter-company account.

NOTE 6 – ACQUISITION

Acquisition of Flowstar and Flowray
On April 1, 2004, Wescorp, through its Alberta subsidiary 1049265 Alberta Ltd. completed the acquisition of 100% of the outstanding shares of Flowstar and Flowray in consideration of cash to the selling shareholders totaling approximately $405,000 pursuant to the share purchase and subscription agreement dated June 9, 2003 as amended January 14, 2004.

WESCORP ENERGY INC. CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS June 30, 2004

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

Agreement with Ellycrack AS
Wescorp has purchased as an aggregate 255,000 shares of common stock of Ellycrack AS, a privately held company in Norway, in consideration of $123,129 that was paid in three installments ($50,000 each on December 29, 2003 and February 2, 2004, and $23,129 in May 2004). The Company has agreed to purchase an additional 400,000 shares of Ellycrack in exchange for 300,000 shares of common stock of the Company.

Pursuant to a share purchase option agreement dated February 10, 2004, the Company has been granted an option to purchase additional shares to increase the Company's ownership up to 25% of the outstanding common voting shares of Ellycrack AS on a fully diluted basis as at June 30, 2004. The option is exercisable until the later of June 30, 2004 or the date that is four months after the completion date of the Company's testing of Ellycrack's technology. As at June 30, 2004, the Company's testing of the Ellycrack technology has not been completed. The purchase price for these Ellycrack shares will be equal to 11.85% of the total market value of $5,000,000 in respect of all the outstanding shares of Ellycrack as at June 30, 2004 as mutually agreed by the parties or approximately $592,500.

WESCORP ENERGY INC. CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS June 30, 2004

NOTE 7 – SUBSEQUENT EVENTS

Completion of Acquisition of Vasjar Trading Ltd.
In January of 2004, the Company entered into agreements to acquire 100% of the common stock of Vasjar Trading Ltd. ("Vasjar"), a British Virgin Islands corporation. Vasjar has two Barbados subsidiaries, one of which holds intellectual property rights, including technology rights to the DCR-900 system originally owned by Flowray.

On April 29, 2004, the Company tendered to Vasjar's two shareholders 2,400,000 restricted shares of its common stock as a proposed settlement of the initial share delivery provisions for the Vasjar acquisition. Pursuant to amending agreements dated June 16, 2004, the shareholders of Vasjar accepted the restricted shares, and the acquisition of Vasjar completed on July 1, 2004. The Vasjar shares have been hypothecated and pledged with an independent escrow agent to secure performance of Wescorp's future obligations under the share purchase agreements as amended. Upon performance by Wescorp of all its obligations under the agreements, the hypothecation and pledge will be discharged and released. Under the share purchase agreements, the Company agreed to also issue up to an aggregate additional 2,600,000 registered shares of stock over the years 2005 to 2007 based on annual sales volumes during the years 2004 to 2006. In the event that earned shares are not timely delivered, the agreement provides for 10% "penalty" shares to be issued and also provides Vasjar's two shareholders with the right to terminate the agreement and receive back the Vasjar shares.

WESCORP ENERGY INC.
(formerly CTI Diversified Holdings, Inc.)
Balance Sheets
(U.S. Dollars)
                                                 PROFORMA
	Wescorp Energy	Flowray	Flowstar
	Inc.	Inc.	Technologies Inc.			Proforma
	December 31,	September 30,	September 30,			Combined
	2003	2003	2003	Eliminations		Total

Assets

Current
Cash and equivalents	$2,064	$12,925	$17	$-		$15,006
Cash trust accounts	111,822	-	-			111,822
Accounts receivable	-	14,574	111,003	(13,686	) a	111,891
Goods and services tax recoverable	-	36,224	42,313	-		78,537
Prepaid expenses	-	-	5,313	-		5,313
Inventory	-	-	198,741	-		198,741
Due from stockholders	-	346,500	-	-		346,500
Total Current Assets	113,886	410,223	357,387	(13,686)		867,810

Property, Plant and Equipment	-	-	123,369	-		123,369

Other Assets
Investments	400,463	-	-	-		400,463
Note receivable	1,708,991	-	-	(1,708,991	) b	-
Trademark	-	-	1,001			1,001
Intellectual property	-	591,487	-	-		591,487
Goodwill	-	-	-	140,316	c	140,316
Deferred tax asset	-	-	67,760	-		67,760
Total Other Assets	2,109,454	591,487	68,761	(1,568,675)		1,201,027

Total Assets	$2,223,340	$1,001,710	$549,517	$(1,582,361)		$2,192,206

Liabilities

Current
Bank overdraft payable	$-	$-	$1,699	$-		$1,699
Accounts payable and accrued liabilities	183,410	2,136	174,161	(13,686	) a	346,021
Due to shareholders	75,775	-	95,234	-		171,009
Current portion of long-term debt	-	-	6,125	-		6,125
Total Current Liabilities	259,185	2,136	277,219	(13,686)		524,854

Long-Term Liabilities
Notes payable, net of current	-	796,950	581,350	(1,378,300	) b	-
Notes payable, related party, net of unamortized discount	1,677,227	-	-	(330,691	) b	1,346,536
Finance contract, net of current	-	-	23,493	-		23,493
Deferred tax liability	-	10,395	-	-		10,395
Total Long-term Liabilities	1,677,227	807,345	604,843	(1,708,991)		1,380,424

Commitments and Contingencies	-	-	-	-		-

Total Liabilities	1,936,412	809,481	882,062	(1,722,677)		1,905,278

Stockholders' Equity (Deficiency)
Preferred stock	-	-	-	-		-
Common stock	2,592	154	154	(308	) c	2,592
Additional paid-in capital	7,083,347	-	-	-		7,083,347
Retained earnings (deficit) during development stage	(6,799,025)	184,578	(319,737)	135,159	c	(6,799,025)
Accumulated other comprehensive income (loss)	14	7,497	(12,962)	5,465		14
Total Stockholders' Equity (Deficiency)	286,928	192,229	(332,545)	140,316		286,928

Total Liabilities and Stockholders' Equity	$2,223,340	$1,001,710	$549,517	$(1,582,361)		$2,192,206

See accompanying notes to proforma financial statements.

WESCORP ENERGY INC.
(formerly CTI Diversified Holdings, Inc.)
Statements of Operations
(U.S. Dollars)
                                                 PROFORMA
	Wescorp Energy	Flowray	Flowstar
	Inc.	Inc.	Technologies Inc.
	Year ended	Year ended	Year ended			Proforma
	December 31,	September 30,	September 30,			Combined
	2003	2003	2003	Eliminations		Total

Revenue	$-	$8,324	$146,893	$(13,226	) d	$141,991
Cost of Revenue	-	-	147,037	(7,339	) d	139,698

Gross Profit	-	8,324	(144)	(5,887)		2,293

Operating Expenses
Advertising and promotions	92,891	-	93,093	-		185,984
Administrative wages and benefits	32,395	-	118,575	-		150,970
Depreciation and amortization	-	-	15,760	-		15,760
Office expenses	100,637	-	22,403	-		123,040
Professional fees	194,857	-	33,621	-		228,478
Rent	-	888	11,863	(2,368	) d	10,383
Telephone	-	-	5,152	-		5,152
Travel and entertainment	14,003	-	27,767	-		41,770
General and administrative	-	946	11,712	-		12,658
Consulting	321,635	-	-	-		321,635
Amortization of loan discount	28,927	-	-	-		28,927
Total Operating Expenses	785,345	1,834	339,946	(2,368)		1,124,757

Operating Income (Loss)	(785,345)	6,490	(340,090)	(3,519)		(1,122,464)

Other Income (Expenses)
Interest and other income	4,183	3,945	-	-		8,128
Interest expense	(106,038)	-	-	-		(106,038)
Interest, shareholders and related parties	(269,505)	-	-	-		(269,505)
Research and development tax credit	-	184,487	-	-		184,487
Loss on disposition of assets	(10,103)	-	(5,894)	-		(15,997)
Total Other Income (Expenses)	(381,463)	188,432	(5,894)	-		(198,925)

Income (Loss) From Continuing Operations	(1,166,808)	194,922	(345,984)	(3,519)		(1,321,389)

Gain from Discontinued Operations, Net	598,537	-	-	-		598,537

Net Income (Loss) Before Taxes	(568,271)	194,922	(345,984)	(3,519)		(722,852)

Income Tax Benefit (Provision)	308,337	(9,990)	65,120	-		363,467

Net Income (Loss)	(259,934)	184,932	(280,864)	(3,519)		(359,385)

Other Comprehensive Income (Loss)	(22,344)	7,497	(11,386)	-		(26,233)

Comprehensive Income (Loss)	$(282,278)	$192,429	$(292,250)	$(3,519)		$(385,618)

Net Income (Loss) Per Share	$(0.01)	$1,232.88	$(1,872.43)			$(0.02)

Weighted Average Number of Shares Outstanding	22,946,766	150	150	-		22,946,766

See accompanying notes to proforma financial statements.

WESCORP ENERGY INC.
(formerly CTI Diversified Holdings, Inc.)
Statements of Operations
(U.S. Dollars)
                                                 PROFORMA
	Wescorp Energy		Flowstar
	Inc.	Flowray Inc.	Technologies Inc.
	Six Months	Nine Months	Nine Months
	ended	ended	ended			Proforma
	June 30,	June 30,	June 30,			Combined
	2004	2004	2004	Eliminations		Total
	(unaudited)	(unaudited)	(unaudited)	(Unaudited)		(Unaudited)

Revenue	$-	$28,839	$1,098,985	$(469,589	) d	$658,235
Cost of Revenue	-	32,066	456,592	(389,965	) d	98,693

Gross Profit	-	(3,227)	642,393	(79,624)		559,542

Operating Expenses
Advertising and promotions	-	-	139,597	-		139,597
Administrative wages and benefits	97,697	137,234	516,852	-		751,783
Depreciation and amortization	-	-	5,728	-		5,728
Professional fees	252,757	776	6,844	-		260,377
Rent	-	-	7,940	-		7,940
Travel and entertainment	43,237	-	10,014	-		53,251
General and administrative	-	17,660	47,391	(27,494	) d	37,557
Consulting	345,524	-	-	-		345,524
Total Operating Expenses	739,215	155,670	734,366	(27,494)		1,601,757

Operating Loss	(739,215)	(158,897)	(91,973)	(52,130)		(1,042,215)

Other Income (Expenses)
Interest and other income	(7,599)	(14,924)	-	-		(22,523)
Interest, shareholders and related parties	(129,769)	-	4,340	-		(125,429)
Total Other Income (Expenses)	(137,368)	(14,924)	4,340	-		(147,952)

Net Loss Before Taxes	(876,583)	(173,821)	(87,633)	(52,130)		(1,190,167)

Income Tax	-	-	-	-		-

Net Loss	(876,583)	(173,821)	(87,633)	(52,130)		(1,190,167)

Other Comprehensive Income	(10,769)	-	-	-		(10,769)

Comprehensive Loss	$(887,352)	$(173,821)	$(87,633)	$(52,130)		$(1,200,936)

Net Loss Per Share	$(0.03)	$(869.11)	$(438.17)			$(0.05)

Weighted Average Number of Shares
Outstanding	29,029,000	200	200	(400)		29,029,000

See accompanying notes to proforma financial statements.

WESCORP ENERGY INC.
(formerly CTI Diversified Holdings, Inc.)
NOTES TO PROFORMA FINANCIAL STATEMENTS

On April 1, 2004, Wescorp Energy Inc. ("Wescorp"), through its Alberta subsidiary, 1049265 Alberta Ltd., completed the acquisition of 100% of the outstanding shares of Flowstar Technologies Inc. ("Flowstar") and Flowray Inc. ("Flowray") in consideration of cash to the selling shareholders totaling approximately $405,000 pursuant to the share purchase and subscription agreement dated June 9, 2003 as amended January 14, 2004.

The accompanying proforma financial statements contain adjustments to characterize the transactions of Flowray and Flowstar as those of Wescorp for the periods presented. The Flowstar and Flowray proforma statements of operations are presented for the twelve months ended September 30, 2003 and the nine months ended June 30, 2004 (unaudited). The Wescorp proforma statements of operations are presented for the twelve months ended December 31, 2003 and the six months ended June 30, 2004 (unaudited). The proforma balance sheet is presented at September 30, 2003 for Flowstar and Flowray and at December 31, 2003 for Wescorp.

The adjustments to the proforma balance sheets are as follows: (a) to eliminate intercompany receivables, (b) to eliminate intercompany payables and loans and (c) to eliminate the equity of Flowstar and Flowray and to record goodwill. The adjustments to the proforma statements of operations are as follows: (d) to eliminate the intercompany revenue and expenses.

Item 2. Management's Discussion and Analysis and Results of Operations

Our goal is to realize enhanced capital appreciation for our stockholders, by providing our Management's expertise to emerging companies offering timely product solutions and/or strategic investment opportunities in the petroleum production and service industries. As this is a business plan in development, it is subject to modification and may be so modified at any time.

Although there can be no assurance of future success, our plans include:

1.	Investing primarily in companies or products where early stage product development has been completed. Early stage product development generally means any basic research surrounding a potential product or service and the development of working prototypes. This may enable us to minimize risks associated with early stage start ups, reduce both the time frame and amount of capital required for commercialization of proposed products, and thus maximize any potential return to our stockholders.

2.	Generally acquire a controlling or majority equity position to fully participate in the target company's strategic business plan and corporate governance.

3.	Contribute our business expertise to assist in the further development of the target company's business and operations. We believe that a combination of our skills in conjunction with the target's skills will maximize the probability of potential success.

To June 30, 2004, we have completed the private placement of an aggregate 3,231,000 units at the price of $0.50 per unit for total proceeds of $1,615,500.

Revenue from operations for the second quarter of 2004 totaled $200,109. We had no revenue from operations for the first quarter of 2004, as Flowray Inc. ("Flowray") and Flowstar Technologies Inc. ("Flowstar") (see "Acquisition of Flowstar and Flowray", below) became wholly owned subsidiaries after the end of the first quarter on April 1, 2004. Flowstar and Flowray were operating prior to their acquisition, and the operating results of this can be reviewed in the Proforma Financial Statements that are included in this report and in the 10Q report for the first quarter of 2004. The acquisition of Vasjar Trading Ltd. completed after the end of the second quarter and accordingly, assets, liabilities and operations of Vasjar and its subsidiaries, as well as any consolidating entries associated therewith, will be reflected in the third quarter of 2004. We also own an investment in Ellycrack and a deposit on the purchase of shares in Synenco. There can be no assurance that we will generate significantly higher operating revenues in the future, or that we will be able to operate profitably in the future. We have incurred significant net losses in each fiscal year since inception of our operations.

In order to continue with our revised business plan, we will require additional equity or debt funding within approximately three months if we do not complete any further acquisitions, and we may require funding sooner if we identify and complete an acquisition or investment. There can be no assurance we will be successful in obtaining additional financing on favorable terms, if at all. As a result of a private placement that was closed in this quarter, we now have limited funds to maintain our own ongoing expenses. We have used some of these funds to reduce current trade and operating liabilities that had been carried forward from the end of 2003 and that have been incurred so far this year. Even with this infusion of new capital, we will require additional funding (equity or debt) to finance our revised business plan and possibly our current operations in the future. See "Plan of Operation for the Next Twelve Months" herein for particulars of our funding needs.

To the end of 2003, our quarterly operations experienced consistently negative cash flows. Management is anticipating that the Flowstar operations will generate sales and result in positive quarterly operating cash flows commencing before the end of the 2004 financial year. If this does not happen, however, we will likely be required to place additional securities in new financings to make up for such negative cash flow. Such transactions may have a negative or depressing effect on the trading prices for our publicly traded common stock.

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

Our future opportunities for success greatly depend on the continued employment of and performance by senior management, including the successful hiring of any key personnel employed by potential target companies. We would be materially adversely affected if one or more of the senior management team does not continue to perform in their present positions, or if we or potential targets are unable to hire and train a sufficient number of qualified management, professional, technical and regulatory personnel. In this quarter, we identified and hired a permanent Chief Executive Officer experienced in the oil and gas industry.

Status of Actual and Proposed Acquisitions

Please see our Amended Form 10-KSB, which we filed with the Securities and Exchange Commission on May 13, 2004 and our Form 8-Ks filed on April 9, 13, and May 11, 12, and June 14, 2004, for full particulars regarding our recent actual and our proposed acquisitions. For purposes of the following discussion regarding actual and proposed acquisitions, we are assuming a currency conversion rate of one Canadian Dollar being equivalent to $0.73 US Dollars. This is the approximate average exchange rate for the second quarter of 2004. Transactions recorded in the financial statements are shown at the average exchange rate (according to the Bank of Canada) for the month incurred.

A.1 Acquisition of Flowstar and Flowray

On April 1, 2004, we completed the acquisition of 100% of the outstanding shares of Flowstar and Flowray in consideration of cash payments to the selling shareholders totaling approximately $401,500 (CDN$550,000).

Flowstar has the non-exclusive worldwide license to use Flowray's technology relating to certain flow meters and to manufacture, market and sell products derived from the technology, including three major product lines used in measuring and recording natural gas flow. Flowray has developed a system known as the Digital Chart Recorder or "DCR-900" for measuring the flow of gas at the wellhead. Flowstar also markets liquid based totalizers, burner igniters, and Windows©-based gas flow calculation software, and a line of liquid turbines for which there is no intellectual property, as the patents expired long ago.

Flowstar successfully field-tested the DCR-900 product in 2003. Units were commercially sold in the 2003 year, and were installed in various customer applications. Flowstar continues to develop and improve the DCR-900 product, including PDA/telephone software and a satellite communication system. Management of Flowstar participated in the Instrument Society of America trade show in Edmonton, Alberta on April 22, 2004, and in the Global Petroleum Show in Calgary, Alberta in June 2004. Management is optimistic about the future prospects for Flowstar and Flowray. Sales for the company are anticipated to increase over the course of the year. However, cash will be required to fund the manufacture of sufficient inventory and to finance the build up of trade accounts receivable that will increase as sales increase. Consequently, it is difficult to forecast the total cash required, as it will be contingent on the timing and amount of sales generated over the same period.

A.2 Acquisition of Vasjar

In connection with the completed acquisition of Flowstar and Flowray, effective July 1, 2004 we acquired 100% of the outstanding shares of Vasjar Trading Ltd. ("Vasjar"), a British Virgin Islands corporation. Vasjar owns all the outstanding shares of Penta Holdings Inc., a Barbados holding company, which in turn owns all the outstanding shares of Quadra Products International Inc. ("Quadra") and Flowstar International, Inc. ("Flowstar International"), both of which are also Barbados corporations. Flowstar International will in turn own Flowstar Services Inc. (a Barbadian company) and Flowstar USA, Inc. ("Flowstar USA", a Delaware company; see below). Flowray has transferred to Quadra all of its intellectual property rights, including rights to the technology related to the DCR 900 system marketed and sold by Flowstar, in consideration of a promissory note in the principal amount of $438,000 (CDN$600,000) without interest. The promissory note is now the sole asset of Flowray.

We expected to conclude the acquisition of Vasjar in early June 2004; however, the exchange of shares (and thus actual ownership of and consolidation with Wescorp) was delayed due to issues related to the our ability to issue SEC registered shares to the Vasjar shareholders in a timely manner. On April 29, 2004, we tendered and delivered to each of the shareholders of Vasjar 1,200,000 restricted (unregistered) shares of common stock, for a total of 2,400,000 shares (the "First Tranche"), in settlement of the initial share delivery provisions for the Vasjar acquisition, which provisions were described in our Form 10-KSB/A for the year ended December 31, 2003. Pursuant to amending agreements dated June 16, 2004, the shareholders of Vasjar accepted the restricted shares, and the acquisition of Vasjar completed on July 1, 2004. If a third party purchases the First Tranche (under the terms and conditions specified in Item 6 Exhibits & Reports on Form 8-K, Subsection (a) Exhibit 2.1.15) from the Vasjar shareholders, Wescorp will not have to register the First Tranche in the future.

The Vasjar shares have been hypothecated and pledged with an independent escrow agent to secure performance of Wescorp's future obligations under the share purchase agreements as amended. Upon performance by Wescorp of all its obligations under the agreements, the hypothecation and pledge will be discharged and released. The final documentation was received August 19, 2004

With the completion of the acquisition of Vasjar, we now own all the proprietary technology originally owned by Flowray related to the DCR 900 system and other products. Quadra is planning to grant Flowstar International a license to use the technology and to manufacture, market and sell products derived from the technology, including the DCR 900 system, in all jurisdictions worldwide except Canada. Wescorp is to become the parent company of Flowstar USA, which will hold the rights to manufacture, market and sell the DCR 900 system in the United States. Flowstar's current worldwide license will be amended so that Flowstar will retain the rights to manufacture, market and sell the DCR 900 system only in Canada.

B. Proposed Acquisition of Licenses from and Shares of Ellycrack AS

Ellycrack AS ("Ellycrack"), of Florø, Norway, has granted Wescorp options to acquire three separate exclusive territorial licenses in Canada, the United States and Mexico to make, use, copy, develop and exploit Ellycrack's technology and intellectual property and to design, manufacture, market and sell products or systems derived from or utilizing Ellycrack's technology or sublicense others to do the same in each territory. Ellycrack has developed what is believed to be a cost effective technology in which heavy oil can be upgraded to a "lighter" more commercially saleable oil in a highly intensive cracking process which could be located directly at the oil field.

Subject to obtaining funding and satisfactory testing of Ellycrack's technology, we intend to exercise the option to acquire a license for all three territories on or before June 1, 2005, failing which the option will expire, unless extended by the parties. The term of each license will be 20 years from the date of execution of the formal license agreement and/or the lead time of granted or new patents related to the technology, with a ten year renewal provision. Upon execution of a formal license agreement, we will be required to pay Ellycrack a one-time non-refundable license fee of $750,000 for each territorial license. We will also pay Ellycrack a royalty equal to 6% of our sales of products or systems derived from or utilizing the technology in the applicable territory, payable within 90 days of our financial year end.

We have purchased from treasury an aggregate 255,000 shares of Ellycrack representing 5.71% of Ellycrack's outstanding shares, in consideration of $123,129. We has also agreed to purchase an additional 400,000 treasury shares of Ellycrack in exchange for 300,000 shares of our common stock to be issued to Ellycrack, which would increase Wescorp's equity interest to 13.15% of Ellycrack. Olav Ellingsen, a principal of Ellycrack, has granted to the Company an option to purchase additional shares of common stock of Ellycrack owned by Mr. Ellingsen to increase our ownership to up to 25% of the outstanding common voting shares of Ellycrack on a fully diluted basis.

C. Proposed Acquisition of Shares of Synenco

On June 9, 2003 we signed an option agreement allowing the Company to purchase 1,000,000 previously issued common shares of Synenco Energy Inc. ("Synenco") from PGN Holdings Inc. ("PGN"), a shareholder of Synenco. Synenco is a company involved in the potential development of an oil sands lease in the Athabasca Oil Sands area of northern Alberta, Canada. Synenco and its business are more fully described in the Company's Form 10-KSB/A filed with the Securities and Exchange Commission on May 13, 2004 for the year ended December 31, 2003. To date we have paid $350,463 (CAD$479,000), which has been recorded as an investment. On April 23, 2004, we set aside 600,000 shares of common stock for delivery to PGN as partial consideration of the proposed acquisition. On May 6, 2004, we delivered these shares to PGN's legal counsel on his undertaking not to release the Wescorp shares until 170,000 Synenco shares have been transferred to Wescorp. The number of Synenco shares to be transferred to Wescorp corresponds to the amount of cash paid and shares issued by Wescorp in proportion to the total purchase price for the 1,000,000 Synenco shares. The option expired on March 31, 2004, but the parties are negotiating an extension of the term of exercise of the option and the terms and conditions of purchase of additional shares of Synenco.

Plan of Operation Overview

The following discussion of the plan of operation, financial condition, results of operations, cash flows and changes in financial position of our Company should be read in conjunction with our most recent financial statements and notes appearing elsewhere in this Form 10-QSB, and our Form 10-KSB/A filed on May 13, 2004.

Prior to this quarter of operations, we had not generated any revenues from products, services or operations since the inception of our company. We are including herein a discussion of our plan of operation for the next 12 months for our revised business plan, which was initiated in late 2003.

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

Plan of Operation for the Next Twelve Months

Our future operations are dependent upon the identification and successful completion of additional long-term or permanent equity financing, the continued support of creditors and shareholders, and, ultimately, the achievement of profitable operations. There can be no assurances that we will be successful which would significantly affect our ability to roll out our revised business plan. If not, we will likely be required to reduce operations or liquidate assets. We will continue to evaluate our projected expenditures relative to our available cash and to seek additional means of financing in order to satisfy our working capital and other cash requirements.

Our plan over the next several months is to integrate the operations of Flowstar, Quadra, Flowstar International, Flowstar Services and Flowstar USA (the "Flowstar Group") into Wescorp. If we acquire the licences from Ellycrack, and finance the integration of the new operations, our company will require additional cash of approximately $3,450,000 over the next twelve months. Cash requirements are scheduled as follows:

  $400,000 in forecasted cash flow requirements for Flowstar Group operations to September 30, 2004;

  $400,000 in forecasted cash flow requirements for Flowstar Group operations in the fourth quarter of 2004;

  $400,000 in forecasted cash flow requirements for Flowstar Group operations in the first quarter of 2005, and

  $2,250,000 to be paid to Ellycrack in the second quarter of 2005 for the licensing rights for Canada, the US and Mexico at $750,000 per country.

These estimates may differ significantly after our needs are more fully developed. Our operations have been funded to date by debt and equity financing. We are relying on these sources of funding in order to provide our company with sufficient capital to continue our development and operational plans. There can be no assurance that the past trend will continue, which would significantly affect the financial condition of our Company and our ability to close the Ellycrack and Synenco transactions. If we can successfully renegotiate the contract for the purchase of the shares of Synenco, we would need $2,464,537 in additional funding to pay the balance of the purchase price to the seller PGN.

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

We do not anticipate making any major purchases of capital assets in the next 12 months, or increasing the amount spent on research and development ("R & D") within the Flowstar Group over and above what has already been budgeted. However, we are forecasting that some research will be done by Wescorp in concert with Ellycrack in terms of the commercialization of the Ellycrack technology for North America. The exact amount of this R & D is difficult to determine at this time. However, we have estimated the R & D will be approximately $450,000. If Wescorp does finance the R & D, the amount of such financing is anticipated to be recovered from the licencing fees of $750,000 per territory (see notes above). As such, these R & D costs have not been included in the our estimated cash flow requirements Our current corporate employee count is expected to remain the same for the next 12 months. There may be some staffing changes/increases in the Flowstar Group in the next twelve months. This will be examined in more detail in this quarter, as the operations for these companies are integrated into Wescorp. Given the change in our business plan, we anticipate that any change in capital assets, R & D and employees would be subject to changes in any targeted operating business we may acquire, including that of the Flowstar Group. Ellycrack and Synenco are operating companies in their own right, and our minority equity interests in them will not give rise to any cash requirements for employment or R & D.

Financing

On March 15, 2004, we completed the private placement of 2,666,000 units at the price of $0.50 per unit for total proceeds of $1,333,000. Each of 926,000 units consisted of one share of common stock and one whole share purchase warrant exercisable to purchase one additional common share at a price of $0.50 until the close of business on March 15, 2006. Each of 1,740,000 units consisted of one share of common stock and one-half of one share purchase warrant where one whole warrant is exercisable to purchase one additional common share at a price of $1.00 until the close of business on March 15, 2005. On April 16, 2004, we completed the private placement of 565,000 units at the price of $0.50 per unit for total proceeds of $282,500. Each unit consisted of one share of common stock and one-half of one share purchase warrant. Each whole warrant is exercisable to purchase one additional common share at a price of $1.00 until the close of business on April 16, 2005. The funds obtained from the two private placements at $0.50 per unit were used to pay the following:

  operating expenses of Flowstar (approximately $505,000)

  repayment of loan advances by AHC Holdings Ltd. ($150,000)

  subscription funds for Ellycrack shares ($73,129)

  salaries and expenses (approximately $68,260) and severance ($65,000)

  legal (approximately $146,000) and audit (approximately $71,000)

  SEC filings and other public disclosure costs (approximately $7,500)

  printing of marketing materials ($36,500)

  taxes and other trade payables (approximately $10,000),

leaving a balance of approximately $200,000 as at August 21, 2004, to be used for general working capital.

Results from Operations – 2004 Compared to 2003

We incurred a net operating loss for the second quarter ended June 30, 2004 of $536,171 compared to a net loss of $128,936 for the comparable period in 2003. This loss includes operating expenses and general and administrative costs totaling $569,894 compared to $130,109 for the three months ended June 30, 2003. The 2004 figure includes the operating, general and administrative expenses for Wescorp as well as for Flowstar and Flowray (the two companies acquired on April 01, 2004). The 2003 figure reflected a quarter when Wescorp had little operating activity. As a result, the 2004 figure includes advertising and investor relations costs (for logo design, brochures and other corporate printing) of $67,995 (compared to $NIL in 2003), consulting expenses of $223,133 (versus $5,388 in 2003), legal and accounting (primarily related to the completion of the Vasjar acquisition, the investment in Ellycrack and the preparation of the Company's 10-QSB and 8-K reports) of $159,334 (compared to $7,228 in 2003), office and general expenses of $40,447 (versus $114,353 in 2003) and travel (related to Flowstar and Ellycrack) of $58,582 (compared to $NIL in 2003)..

The Company had a loss from other items of $66,075 for the second quarter of 2004 compared to income of $1,173 for same period in 2003. The loss from other items for the second three months of 2004 consisted solely of bank fees and interest charges on debt. Income from the comparable 2003 period came from interest earned on promissory notes.

Liquidity and Capital Resources – 2004 Compared to 2003

Since inception to the beginning of this quarter, we have been dependent on investment capital and debt financing from our shareholders as our primary source of liquidity. To June 30, 2004, we have generated revenues from operations of only $200,109 (which was all in the second quarter). We had an accumulated deficit at March 31, 2004 of $7,207,821. We suffered an operating loss for the second quarter of 2004, which increased our accumulated deficit to $7,790,635 at June 30, 2004.

During the second quarter of 2004, our cash position decreased to $522,412 at June 30, 2004 from $1,054,419 at March 31, 2004. We had cash used in operations of $1,015,855 in the first six months of fiscal 2004 compared to cash provided from operations of $306,548 in the same period of fiscal 2003. We also had a net outflow of cash of $37,761 from investing activities in the first two quarters of 2004, which consisted of cash balances received of $111,878 in Flowstar and Flowray on the purchase of their shares, net of the purchase of $73,129 in shares of Ellycrack (as noted in the "Financing" section above) and net of the purchase of trademarks of $988. The net cash used in operating and investing activities was financed by $1,380,191 from financing activities, resulting in a net increase in our cash position for the six month period of $408,526. The cash flow from financing activities is primarily a result of the issuance of some common stock shares (see Part II, Item 2).

The Company had $2,414,001 in total liabilities at June 30, 2004 compared to $1,936,412 at the end of June 2003. The increase is primarily a result of increased trade accounts payable for operations. There was a repayment of $150,000 on the note payable from a related party (also as noted in the "Financing" section above). This loan was originally used to fund working capital requirements of the Company as well as to fund the advances to Flowstar and to purchase Ellycrack shares.

ITEM 3. CONTROLS AND PROCEDURES

The Company maintains disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the specified time periods. As of the end of the period covered by this report, Wescorp's Chief Executive Officer and its Chief Financial Officer evaluated, with the participation of Wescorp management, the effectiveness of the Company's disclosure controls and procedures. Based on the evaluation, which disclosed no significant deficiencies or material weaknesses, Wescorp's Chief Executive Officer and Chief Financial Officer each concluded that the Company's disclosure controls and procedures are effective. There were no changes in the Company's internal controls over financial reporting that occurred during the Company's most recent quarter that may have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Disclosure controls and procedures are our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive office and principal officer, as appropriate to allow timely decisions regarding required disclosure.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On January 21, 2004, Mark L. Baum d/b/a Business Consulting Group commenced an Arbitration Claim against Wescorp Energy, Inc. (f/k/a CTI Diversified Holdings, Inc.) The Claim is pending before the American Arbitration Association, International Centre for Dispute Resolution, 1633 Broadway, 10th Floor, New York, NY 10019, Case Number 50 T 181 00033 04, Baum vs. Wescorp Energy, Inc. In his Claim, Mr. Baum seeks an arbitration award of $300,000. The Claim is based on a Strategic Business Services Agreement, allegedly entered into on July 11, 2003. Upon learning of the purported agreement, Wescorp disavowed it and gave formal notice of termination. Prior to disavowing the purported agreement, only minimal services were performed over a period of several weeks. In its Response, Wescorp denies liability, and we intend to defend vigorously Mr. Baum's Claim.

Subsequent to the quarter ended June 30, 2004, the British Columbia Advanced Systems Foundation (the "Foundation") commenced an Arbitration Claim against Wescorp under the rules of the British Columbia International Commercial Arbitration Centre, #104 – 1260 Hornby Street, Vancouver, British Columbia, V6Z 1W2. The Claim is based on a loan agreement dated August 10, 1999 between the Foundation and our former subsidiary Sentry Telecom Systems Inc. ("Sentry"), as amended by a loan amendment agreement dated April 30, 2002 among the Foundation, Sentry and our company. Under the original loan agreement, the Foundation loaned Cdn$200,000 (US$146,000) to Sentry for research and development work. In addition to repayment of the loan, Sentry also agreed to pay the Foundation Cdn$70,000 (US$51,100) twelve months after project completion. Pursuant to the amendment agreement, the Foundation exercised a right to convert the outstanding indebtedness of Cdn$270,000 into shares of our common stock on the basis of one share for each US$0.2905 of debt, for a total of 592,826 restricted Wescorp shares. The Foundation now claims that we failed to issue the Wescorp shares to the Foundation in compliance with the Securities Act of 1933. We intend to defend the Foundation's Claim.

ITEM 2. CHANGES IN SECURITIES

On April 16, 2004, we completed the private placement of 565,000 units at the price of $0.50 per unit for total proceeds of $282,500. Each unit consisted of one share of common stock and one-half of one share purchase warrant. Each whole warrant is exercisable to purchase one additional common share at a price of $1.00 until the close of business on April 16, 2005. The shares and warrants were issued to non-U.S. persons outside the United States in reliance upon an exemption from registration under Regulation S of the Securities Act of 1933, as amended.

In consideration of the services of an individual in introducing investors who subscribed for units in the $0.50 private placement, we issued to him 230,000 shares of our common stock at a deemed price of $0.50 per share. These shares were issued to a non-U.S. person outside the United States in reliance upon an exemption from registration under Regulation S of the Securities Act of 1933, as amended.

The Company issued 100,000 common stock warrants with an exercise price of $0.50 per share and an expiration date of April 16, 2007, to an individual for services. These warrants were issued to a non-U.S. person outside the United States in reliance upon an exemption from registration under Regulation S of the Securities Act of 1933, as amended.

An individual loaned CDN$254,000 to the Company in connection with the pending acquisition of 1,000,000 shares of Synenco. In consideration of the loan, the Company issued the lender 100,000 shares of common stock at a deemed price of $0.50 per share as a bonus for the loan. These shares were issued to a non-U.S. person outside the United States in reliance upon an exemption from registration under Regulation S of the Securities Act of 1933, as amended.

William B. Cooper and Jack Huber (collectively, the "Finders") introduced us to the potential acquisition of 1,000,000 shares of Synenco and 51% of the outstanding shares of Flowstar and Flowray. We had agreed to issue to each of the Finders 500,000 shares of common stock in consideration of the introductions to the acquisitions on the original terms and conditions thereof. The Finders further assisted us in completing the acquisition of 100%, rather than only 51%, of the outstanding shares of Flowstar and Flowray, and in securing agreements to purchase all the outstanding shares of Vasjar. In consideration thereof, we agreed to issue additional shares to the Finders as a bonus. On April 23, 2004, we issued to each of the Finders or their corporations 750,000 shares of common stock, for a total of 1,500,000 shares, in consideration of their services. These shares were issued to non-U.S. persons outside the United States in reliance upon an exemption from registration under Regulation S of the Securities Act of 1933, as amended.

In connection with the acquisition of Flowstar and Flowray, we also completed the acquisition of 100% of the outstanding shares of Vasjar. See "Acquisition of Vasjar" in Item 2 herein and our Form 10-KSB/A for the year ended December 31, 2003 for particulars regarding the original and amended terms and conditions of this acquisition. On April 29, 2004 we delivered to the shareholders of Vasjar an aggregate 2,400,000 restricted shares of our common stock, as a proposed settlement of the initial share delivery provisions for the Vasjar acquisition, which the Vasjar shareholders accepted. These shares were issued to non-U.S. persons outside the United States in reliance upon an exemption from registration under Regulation S of the Securities Act of 1933, as amended. The acquisition of Vasjar completed effective July 1, 2004.

On April 23, 2004, we set aside 600,000 shares of common stock at a deemed price of $0.30 per share for delivery to PGN as partial consideration of the proposed acquisition of Synenco shares. On May 6, 2004, we delivered these shares to PGN's legal counsel on his undertaking not to release the Wescorp shares until 170.000 Synenco shares have been transferred to Wescorp. These shares were issued to a non-U.S. person outside the United States in reliance upon an exemption from registration under Regulation S of the Securities Act of 1933, as amended. See Item 2, Status of Actual and Proposed Acquisitions – Proposed Acquisition of Shares of Synenco.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our security holders during the three months ended June 30, 2004.

ITEM 5. OTHER INFORMATION

On May 20, 2004 Douglas Biles was appointed a director of our company. On May 25, 2004 Douglas Biles was appointed President and Chief Executive Officer of our company in place of John Anderson, interim President and CEO. Mr. Anderson remains a director and Secretary of Wescorp. Mr. Biles is a professional engineer who obtained a Bachelor of Science in Chemical Engineering and a Bachelor of Science in Chemistry from the University of Calgary. He is a senior executive and engineer with in excess of 35 years international experience in the upstream hydrocarbon industry. Mr. Biles' experience includes a broad scope of technical, operational, management and Board issues ranging from company formation, license negotiations (both from the government's side and from the operator's side) through greenfield and rehabilitation projects to sale of companies.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a) Pursuant to Rule 601 of Regulation SB, the following exhibits are included herein or incorporated by reference.

Exhibit
Number	Description

2.1.1*	Loan Agreement dated January 28, 2003 between the Company and AHC Holdings Ltd. Addendum to the Loan Agreement dated February 6, 2003 providing AHC a warrant to purchase 1,000,000 shares of the Company's common stock at $0.15 per share as a bonus for providing the Loan. (Incorporated by reference to Form 8-K filed April 28, 2003).

2.1.2*	Finder's Fee Agreement dated January 28, 2003 between the Company and Terry Mereniuk, under which Mr. Mereniuk was granted a warrant to purchase 500,000 shares of the Company's common stock for $0.15 per share. (Incorporated by reference to Form 8-K filed April 28, 2003).

2.1.3*	Share Purchase Warrants dated March 6, 2003 issued to Terry Mereniuk and AHC Holdings Ltd. (Incorporated by reference to Form 8-K filed April 28, 2003).

2.1.4*	License Agreement dated December 6, 2001 between Flowray and Flowstar. (Incorporated by reference to Form 8-K/A filed on May 12, 2004).

2.1.5*	Letter of Intent dated March 21, 2003 between Flowray, Flowstar and a confidential party related to license. (Incorporated by reference to Form 10-KSB filed on May 20, 2004).

2.1.6*	Letter of Intent to purchase a 51% equity interest in Flowstar and Flowray dated February 6, 2003 (Incorporated by reference to Form 8-K filed on April 28, 2003).

2.1.7*	Amendment to the Letter of Intent dated April 9, 2003 extending deadlines for certain cash payments (Incorporated by reference to Form 8-k filed on April 28, 2003).

2.1.8*	Memorandum of Agreement dated March 27, 2003 among the Company, Flowray and Flowstar. (Incorporated by reference to Form 8-K/A filed on May 12, 2004).

2.1.9*	Memorandum Amending Agreement dated January 14, 2004 the Company, Flowray and Flowstar. (Incorporated by reference to Form 8-K/A filed on May 12, 2004).

2.1.10*	Intellectual Property Purchase Agreement dated and effective August 30, 2003 between Flowray and Quadra Products International Inc. (Incorporated by reference to Form 8-K/A filed on May 12, 2004).

2.1.11*	Share Purchase and Subscription Agreement dated June 9, 2003 among the Company, 1049265 Alberta Ltd., Flowray, Flowstar, New Millennium Acquisitions Ltd. ("New Millennium") and Gregory Burghardt. (Incorporated by reference to Form 8-K/A filed on May 12, 2004).

2.1.12*	Share Purchase and Subscription Amending Agreement dated January 14, 2004 among the Company, 1049265 Alberta Ltd., Flowray, Flowstar, New Millennium and Gregory Burghardt. (Incorporated by reference to Form 8-K/A filed on May 12, 2004).

2.1.13*	Share Purchase Agreement dated as of January 14, 2004 between the Company and the Trustee of the Epitihia Trust. (Incorporated by reference to Form 8-K/A filed on May 12, 2004).

2.1.14*	Share Purchase Agreement dated as of January 14, 2004 between the Company and the Trustee of the Abuelo Trust. (Incorporated by reference to Form 8-K/A filed on May 12, 2004).

2.1.15	Amending Agreement dated as of June 16, 2004 between the Company and the Trustee of the Epitihia Trust.

2.1.16	Amending Agreement dated as of June 16, 2004 between the Company and the Trustee of the Abuelo Trust.

2.1.17	Hypothecation Agreement dated as of July 6, 2004 between the Company, the Trustee of the Epitihia Trust and Yearwood & Boyce.

2.1.18	Hypothecation Agreement dated as of July 6, 2004 between the Company, the Trustee of the Abuelo Trust and Yearwood & Boyce.

2.1.19*	Letter of Intent dated February 10, 2004 between the Company and Ellycrack AS regarding options to acquire three licences in Canada, the United States and Mexico (Incorporated by reference to Form 8-K filed on April 8, 2004).

2.1.20*	Share Purchase Option Agreement dated February 10, 2004 between the Company and Olav Ellingsen regarding an option to purchase outstanding shares of Ellycrack AS (Incorporated by reference to Form 8-K filed on April 8, 2004).

3.1.1*	Articles of Incorporation of Unique Bagel Co., Inc. a Delaware corporation (now Wescorp Energy Inc.) dated August 11, 1998. (Incorporated by reference to Exhibit 2.2 of the Company's Form 10SB12G, filed with the SEC on March 24, 2000.)

3.1.2*	Certificate of Amendment of the Certificate of Incorporation of Unique Bagel Co., Inc., a Delaware corporation dated January 10, 2001, changing the name Unique Bagel to CTI Diversified Holdings, Inc. (Incorporated by reference to Exhibit 3.1.2 to the Company's Form 10-KSB filed on April 17, 2001)

3.1.3*	Restated Articles of Incorporation of Wescorp Energy Inc filed February 17, 2004. (Incorporated by reference to Exhibit 3.1.3 to the Company's Form 10-KSB/A filed on May 13, 2004)

10.1*	Audit committee charter (Incorporated by reference to the Company's Form 10-KSB filed on April 29, 2003).

10.2*	Audit committee terms of reference (Incorporated by reference to the Company's Form 10-KSB filed on April 29, 2003).

16.0*	David J. Maxwell Ltd - Letter re: Change in Certifying Accountant (Incorporated by reference to the Company's Form 10-KSB filed on April 17, 2001)

21.1*	Schedule of Subsidiaries of Wescorp Energy Inc. (Incorporated by reference to Exhibit 21.1 to the Company's Form 10-KSB/A filed on May 13, 2004)

23.1*	Consent of Moore Stephens Ellis Foster Ltd. Chartered Accountants (Incorporated by reference to the Company's Form 10-KSB filed on April 17, 2001)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adoptedpursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Previously filed

(b) Reports on Form 8-K

April 2, 2004 Form 8-K/A Item 4 respecting change of auditors to Williams & Webster, p.s..

April 9, 2004 reporting the acquisition of shares of Ellycrack AS, the option to acquire licenses to use Ellycrack's technology in Canada, the United States and Mexico, and the option to acquire additional shares of Ellycrack from its principal.

April 13, 2004 and amended May 12, 2004 reporting the completion of the acquisition of Flowstar and Flowray and the entering into of share purchase agreements to acquire Vasjar, the amendment to the terms of the loans to Flowstar and Flowray, the filing of the Amended and Restated Certificate of Incorporation on February 17, 2004 to change the corporate name from "CTI Diversified Holdings, Inc." to "Wescorp Energy Inc." and to authorize the issuance of up to 50,000,000 preferred shares, and the completion of the private placement of 2,666,000 units at the price of $0.50 per unit for total proceeds of $1,333,000.

May 11, 2004 reporting the completion of the private placement of 565,000 units at the price of $0.50 per unit for total proceeds of $282,500 and the issuance of shares of common stock by way of commission, the issuance of shares as a finder's fee in connection with the acquisition of Flowstar and Flowray, the issuance of shares to the Vasjar shareholders in consideration of the transfer of the outstanding shares of Vasjar, and the issuance of shares to PGN in consideration of the transfer of Synenco shares.

June 14, 2002 Form 8-K/A respecting the completion of the acquisition of Flowstar and Flowray, with audited financial statements of Flowstar and Flowray and proforma financial statements giving effect to the acquisition attached as exhibits.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 24th day of August, 2004.

WESCORP ENERGY INC.

Date: August 24, 2004	By: /s/ Douglas Biles
Douglas Biles, Chief Executive Officer and Director

By: /s/ Terry Mereniuk
Terry Mereniuk, Chief Financial Officer and Director