Form 10QSB
period 2004-09-30
WESCORP ENERGY INC
filed 2004-11-24
CIK 1069489

As filed with the Securities and Exchange Commission on November 24, 2004

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended September 30, 2004

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
(Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Number of shares outstanding of the registrant's class of common stock as of November 19, 2004: 34,117,615.

Authorized share capital of the registrant as of November 19, 2004, was 250,000,000 common shares, par value of $0.0001, and 50,000,000 preferred shares, par value of $0.0001

The Company recorded revenue of $579,337 for the quarter ended September 30, 2004.

FORWARD-LOOKING STATEMENTS

THIS QUARTERLY REPORT ON FORM 10-QSB CONTAINS PREDICTIONS, PROJECTIONS AND OTHER STATEMENTS ABOUT THE FUTURE THAT ARE INTENDED TO BE "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED (COLLECTIVELY, "FORWARD-LOOKING STATEMENTS"). FORWARD-LOOKING STATEMENTS INVOLVE RISKS AND UNCERTAINTIES. A NUMBER OF IMPORTANT FACTORS COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE IN THE FORWARD-LOOKING STATEMENTS. IN ASSESSING FORWARD-LOOKING STATEMENTS CONTAINED IN THIS QUARTERLY REPORT ON FORM 10-QSB, READERS ARE URGED TO READ CAREFULLY ALL CAUTIONARY STATEMENTS – INCLUDING THOSE CONTAINED IN OTHER SECTIONS OF THIS QUARTERLY REPORT ON THIS FORM 10-QSB. AMONG SAID RISKS AND UNCERTAINTIES IS THE RISK THAT THE COMPANY'S MANAGEMENT IS ADEQUATE TO CARRY OUT ITS BUSINESS PLAN AND THAT THERE WILL BE ADEQUATE CAPITAL.IN ADDITION, A THIRD PARTY HAS PURCHASED THE RESTRICTED SHARES DELIVEREDTO ONE OF THE VASJAR SHAREHOLDERS AND IT IS THE UNDERSTANDING OF THE COMPANY THAT A THIRD PARTY IS PREPARED TO OFFER TO PURCHASE THE RESTRICTED SHARES OF THE SECOND VASJAR SHAREHOLDER PRIOR TO THE 270 DAY DEADLINE OUTLINED IN THE AMENDING AGREEMENT DATED JUNE 16th, 2004. SHOULD A THIRD PARTY FAIL TO MAKE THE OFFER IN A TIMELY MANNER AND THE COMPANY FAIL TO REGISTER THESE SHARES, THE SECOND SHAREHOLDER MAY ELECT TO TERMINATE IT'S SHARE OF THE VASJAR SALE WITHOUT NOTICE OR OPPORTUNITY TO CURE. IN ADDITION THE ELLYCRACK TECHNOLOGY MAY NOT BE COST EFFECTIVE IN THE MARKETS TARGETED BY MANAGEMENT.

CURRENCIES

All amounts expressed herein are in US dollars unless otherwise indicated.

ITEM 1. FINANCIAL STATEMENTS

PART I - FINANCIAL INFORMATION

Index

Consolidated Balance Sheets at September 30, 2004 and December 31, 2003

Consolidated Statements of Cash Flows for the nine months ended September 30, 2004 and 2003

Consolidated Statements of Operations for the three months and nine months ended September 30, 2004 and 2003

Condensed Notes to the Consolidated Financial Statements

Proforma Balance Sheet at December 31, 2003

Proforma Income Statement for the Year Ended December 31, 2003

Proforma Income Statement for the Nine Months Ended September 30, 2004

Notes to the Proforma Financial Statements

WESCORP ENERGY INC.
(formerly CTI Diversified Holdings, Inc.)
CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2004	2003
	(Unaudited)

ASSETS
CURRENT ASSETS
Cash and equivalents	$41,981	$2,064
Cash trust accounts	1,877	111,822
Accounts receivable	330,790	-
Accrued receivable	130,433
Prepaid expenses	8,800	-
Inventory	491,381	-
Deposits	44,268
TOTAL CURRENT ASSETS	1,049,530	113,886

OTHER ASSETS
Technology asset	445,767	-
Investments	643,614	400,463
Property, plant and equipment, net	117,419	-
Tradmarks	1,029	-
Goodwill	967,254	-
Note receivable, related party	-	1,708,991
Deferred tax asset	58,944	-
TOTAL OTHER ASSETS	2,234,027	2,109,454

TOTAL ASSETS	$3,283,557	$2,223,340

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Bank indebtedness	$486	$-
Accounts payable and accrued liabilities	647,664	183,410
Due to shareholders	66,897	75,775
TOTAL CURRENT LIABILITIES	715,047	259,185

LONG-TERM LIABILITIES
Note payable, related party, net of unamortized discount	1,702,544	1,677,227
Long-term contract	55,609	-
TOTAL LONG-TERM LIABILITIES	1,758,153	1,677,227

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, 50,000,000 shares authorized, $0.0001
par value; no shares issued	-	-
Common stock, 250,000,000 shares authorized, $0.0001
par value; 37,108,480 and 25,926,615 shares
issued and outstanding, respectively	3,711	2,592
Additional paid-in capital	8,783,791	7,083,347
Accumulated other comprehensive income	182,078	14
Accumulated deficit	(8,159,223)	(6,799,025)
TOTAL STOCKHOLDERS' EQUITY	810,357	286,928

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY	$3,283,557	$2,223,340

WESCORP ENERGY INC.
(formerly CTI Diversified Holdings, Inc.)
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2004		2003
	(Unaudited)		(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,542,290)		$(567,481)
Adjustments to reconcile net loss
to net cash used by operating activities:
Depreciation	35,216		1,053
Shares issued for services	36,372		25,000
Amortization of deferred charges and discount on promissory note	81,916		2,746
Loss on disposition of assets	-		6,540
Loss on disposition of subsidiaries	-		(9,544)
Decrease (increase) in:
Deposits	(44,268)		-
Accounts receivable	(270,795)		(14,774)
Prepaid expenses	(3,487)		-
Inventory	(292,640)		-
Increase (decrease) in:
Bank indebtedness	486		-
Accounts payable and accrued liabilities	287,957		(361,318)
Accounts payable, related party	(8,878)		-
Net cash provided (used) by operating activities	(1,720,411)		(917,778)

CASH FLOWS FROM INVESTING ACTIVITIES:
Investments	(108,151)		(1,377,155)
Deposit on Synenco Energy Inc. share purchase	-		(280,658)
Proceeds on sale of subsidiary	-		9,544
Cash received in acquisition	15,006		-
Purchase of tradmarks	(28)		-
Increase in property, plant and equipment	(29,266)		-
Net cash provided by (used) in investing activities	(122,439)		(1,648,269)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of long term debt	-		1,592,121
Increase (decrease) in notes payable	55,609		(330,541)
Proceeds on notes payable, related parties	-		(15,060)
Sale of stock	1,530,191		1,480,634
Net cash provided by financing activities	1,585,800		2,727,154

Effect of exchange rates	187,022		(107,067)

Net increase in cash	(70,028)		54,040

Cash equivalents and trust accounts, beginning of period	113,886		1,422

Cash equivalents and trust accounts, end of period	$43,858		$55,462

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Cash paid for interest and income taxes:
Interest expense	$3,468		$-
Income taxes	$-		$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Stock issued for conversion of notes payable, amounts due
to shareholders and accounts payable	$-		$1,051,398
Shares issued for services	$36,372		-
Assets net of liabilities acquired in acquisition	$275,651		$-
Shares traded for shares in Ellycrack	$135,000	$

WESCORP ENERGY INC.
(formerly CTI Diversified Holdings, Inc.)
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

REVENUES	$579,337	$-	$779,446	$-

COST OF GOODS SOLD	407,090	-	507,401	-

GROSS PROFIT	172,247	-	272,045	-

EXPENSES
Advertising and investor relations	130,971	22,583	253,379	75,789
Consulting	174,402	77,104	596,219	158,463
Depreciation	24,516	123	35,216	1,176
Amortization of loan discount	35,273	-	81,916	-
Legal and accounting	202,082	40,163	419,516	134,180
Office and general	68,491	4,293	132,296	32,015
Travel	3,535	9,536	64,375	12,904
TOTAL OPERATING EXPENSES	639,270	153,802	1,582,917	414,527

LOSS FROM OPERATIONS	(467,023)	(153,802)	(1,310,872)	(414,527)

OTHER INCOME (EXPENSES)
Interest	(3,420)	-	(3,468)	-
Interest, shareholders and related parties	(71,513)	(81,442)	(201,281)	(177,503)
Interest and other income	4,042	7,192	4,042	24,549
Foreign currency transaction gain/(loss)	(25,313)	-	(25,313)	-
Gain/(loss) on sale of assets	(5,398)	-	(5,398)	-
TOTAL OTHER INCOME (EXPENSES)	(101,602)	(74,250)	(231,418)	(152,954)

LOSS FROM CONTINUING OPERATIONS	(568,625)	(228,052)	(1,542,290)	(567,481)

INCOME TAXES	-	-	-	-

NET LOSS	(568,625)	(228,052)	(1,542,290)	(567,481)

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation gain/(loss)	192,861	-	182,092	-

COMPREHENSIVE LOSS	$(375,764)	$(228,052)	$(1,360,198)	$(567,481)

BASIC AND DILUTED LOSS PER SHARE	$(0.01)	$(0.01)	$(0.05)	$(0.03)

WEIGHTED AVERAGE NUMBER COMMON SHARES
OUTSTANDING BASIC AND DILUTED	35,706,227	21,817,121	29,179,000	21,007,159

WESCORP ENERGY INC. (formerly CTI Diversified Holdings, Inc.) (A Development Stage Enterprise) CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS September 30, 2004

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

Operating results for the nine month period ended September 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.

NOTE 2 – GOING CONCERN UNCERTAINTY

As shown in the accompanying financial statements, the Company has an accumulated deficit of approximately $8,200,000 incurred through September 30, 2004. This factor raises substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence. The Company is currently changing its focus to provide expertise to emerging companies, offering timely product solutions and/or strategic investment opportunities in the oil and gas industries which will, if successful, mitigate the factors which raise substantial doubt about the Company's ability to continue as a going concern.

WESCORP ENERGY INC. (formerly CTI Diversified Holdings, Inc.) (A Development Stage Enterprise) CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS September 30, 2004

Management intends to seek additional capital from new equity securities offerings that will provide funds needed to increase liquidity, fund internal growth and fully implement its business plan.

An estimated $400,000 is believed necessary to continue the Company's operations and increase development through the end of this fiscal year. An additional $1,900,000 will be required to the end of the second quarter of 2005. This amount does not include any cash required for capital purchases. The timing and amount of capital requirements will depend on a number of factors, including demand for products and services and the availability of opportunities for international expansion through affiliations and other business relationships. This also anticipates that sales in Flowstar and Flowray will start to increase to the point where the businesses become profitable by the end of 2004, self sufficient on a cash flow basis by the end the second quarter of 2005. Should this not occur, then Wescorp will require additional working capital to finance any operating shortfall from the Flowstar/Flowray operations.

NOTE 3 – SUMMARY OF ACCOUNTING POLICIES

Development Stage Activity
The Company will be considered to be in the development stage through March 31, 2004 and will begin recognizing operating activities of the acquired subsidiaries as of April 1, 2004.

Accounts Receivable
The Company carries its accounts receivable at cost. The Company's policy is to accrue interest on trade receivables at the discretion of management.

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

Intangible Assets
In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141, "Business Combinations" (hereinafter "SFAS No. 141") and Statement of Financial Accounting Standard No. 142, "Goodwill and Other Intangible Assets" (hereinafter "SFAS No. 142"). SFAS No. 141 provides for the

WESCORP ENERGY INC. (formerly CTI Diversified Holdings, Inc.) (A Development Stage Enterprise) CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS September 30, 2004

elimination of the pooling-of-interests method of accounting for business combinations with an acquisition date of July 1, 2001 or later. SFAS No. 142 prohibits the amortization of goodwill and other intangible assets with indefinite lives and requires periodic reassessment of the underlying value of such assets for impairment. The adoption of this standard has not effected the Company's financial statements.

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment are stated at cost. Depreciation is provided using the straight-line method over three to seven years. The Company evaluates the recoverability of property and equipment when events and circumstances indicate that such assets might be impaired. The Company determines impairment by comparing the undiscounted future cash flows estimated to be generated by these assets to their respective carrying amounts. Maintenance and repairs are expensed as incurred. Replacements and betterments are capitalized. The cost and related reserves of assets sold or retired are removed from the accounts, and any resulting gain or loss is reflected in results of operations.

	September 30, 2004		December 31, 2004
		Accumulated		Accumulated
	Cost	Depreciation	Cost	Depreciation
Manufacturing Equipment	5,240	2,740	-	-
Furniture & Fixtures	12,892	3,448	-	-
Office Equipment	31,190	8,480	-	-
Vehicles	77,515	17,907	-	-
Computer Hardware	27,145	9,582	-	-
Computer Software	11,200	5,874	-	-
Leasehold Improvements	736	468	-	-

Total	165,918	48,499

Less: accumulated depreciation	48,499

Total property, plant and equipment	117,419

NOTE 5 – COMMITMENTS

Agreement with Vasjar Trading Ltd.
In January of 2004, the Company entered into an agreement to acquire 100% of the common stock of Vasjar Trading Ltd. ("Vasjar"), a British Virgin Islands corporation.

WESCORP ENERGY INC. (formerly CTI Diversified Holdings, Inc.) (A Development Stage Enterprise) CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS September 30, 2004

Vasjar has two Barbados corporate subsidiaries, one of which holds intellectual property rights, including technology rights to the DCR-900 system originally owned by Flowray.

On April 29, 2004, the Company tendered to Vasjar's two shareholders 2,400,000 shares of its common stock as a proposed settlement of the initial share delivery provisions for the Vasjar acquisition. Resolution of one of the shareholders situation has occurred, and the other is as yet undetermined. A third party has purchased the restricted shares of one of the two shareholders. It is the understanding of the Company that a third party is prepared to offer to purchase the restricted shares of the second shareholder prior to the 270 day deadline as outlined in the amending agreement. Should any third party fail to make an offer to purchase the restricted shares in a timely manner or the Company register these shares, the second shareholder may terminate its portion of the agreements without notice and receive back its portion of the Vasjar shares.

As part of the agreement the Company agreed to also issue up to an aggregate additional 2,600,000 shares of stock over the years 2005-2007 for the achievement of Vasjar's minimum annual sales volumes during the years 2004-2006. In the event that earned shares are not timely delivered, the agreement provides for "penalty" shares to be issued and also provides Vasjar's two shareholders with the right to rescind the agreement and receive back their original shares.

Agreement with Ellycrack AS
Wescorp has purchased as an aggregate 655,000 shares of common stock of Ellycrack AS, a privately held company in Norway. Wescorp acquired 255,000 shares in consideration of $119,000 that was paid in three installments, $50,000 each on December 29, 2003 and February 2, 2004, and $19,000 in May 2004. The Company has also purchased an additional 400,000 shares of Ellycrack in exchange for 300,000 shares of common stock of the Company. See Note 6 below.

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

WESCORP ENERGY INC. (formerly CTI Diversified Holdings, Inc.) (A Development Stage Enterprise) CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS September 30, 2004

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

Other Share Issuances

During the period ending September 30, 2004, the Company issued 600,000 shares of common stock at $0.30 per share to PGN Holdings Inc. in partial payment of the purchase of 170,000 shares of Synenco Energy Inc. This transaction has been recorded as an investment in Synenco Energy Inc.

WESCORP ENERGY INC. (formerly CTI Diversified Holdings, Inc.) (A Development Stage Enterprise) CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS September 30, 2004

During the period ending September 30, 2004 the Company issued 100,000 common stock warrants with an exercise price of $0.50 per share and an expiration date of April 16, 2007, to an individual for services.

Also during the period, the company issued 300,000 shares to Ellycrack AS in exchange for 400,000 shares of Ellycrack AS. The shares have been recorded as an investment at the fair market value of the Company's stock on the date of issue at $0.45 per share for a total investment of $135,000. See Note 5 above.

NOTE 7 – ACQUISITION

Acquisition of Flowstar and Flowray

During the period ending September 30, 2004, the Company completed the acquisition of 100% of the outstanding shares of Flowstar and Flowray in consideration of cash to the selling shareholders totaling approximately $405,000 pursuant to the share purchase and subscription agreement dated June 9, 2003 as amended January 14, 2004.

The assets and liabilities acquired were as follows as of September 30, 2004:

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

WESCORP ENERGY INC. (formerly CTI Diversified Holdings, Inc.) Balance Sheets (U.S. Dollars) PROFORMA

	Wescorp Energy	Flowray	Flowstar
	Inc.	Inc.	Technologies Inc.			Proforma
	December 31,	September 30,	September 30,			Combined
	2003	2003	2003	Eliminations		Total

Assets

Current
Cash and equivalents	$2,064	$12,925	$17	$-		$15,006
Cash trust accounts	111,822	-	-			111,822
Accounts receivable	-	14,574	111,003	(13,686)	a	111,891
Goods and services tax recoverable	-	36,224	42,313	-		78,537
Prepaid expenses	-	-	5,313	-		5,313
Inventory	-	-	198,741	-		198,741
Due from stockholders	-	346,500	-	-		346,500
Total Current Assets	113,886	410,223	357,387	(13,686)		867,810

Property, Plant and Equipment	-	-	123,369	-		123,369

Other Assets
Investments	400,463	-	-	-		400,463
Note receivable	1,708,991	-	-	(1,708,991)	b	-
Trademark	-	-	1,001			1,001
Intellectual property	-	591,487	-	-		591,487
Goodwill	-	-	-	140,316	c	140,316
Deferred tax asset	-	-	67,760	-		67,760
Total Other Assets	2,109,454	591,487	68,761	(1,568,675)		1,201,027

Total Assets	$2,223,340	$1,001,710	$549,517	$(1,582,361)		$2,192,206

Liabilities

Current
Bank overdraft payable	$-	$-	$1,699	$-		$1,699
Accounts payable and accrued liabilities	183,410	2,136	174,161	(13,686)	a	346,021
Due to shareholders	75,775	-	95,234	-		171,009
Current portion of long-term debt	-	-	6,125	-		6,125
Total Current Liabilities	259,185	2,136	277,219	(13,686)		524,854

Long-Term Liabilities
Notes payable, net of current	-	796,950	581,350	(1,378,300)	b	-
Notes payable, related party, net of unamortized discount	1,677,227	-	-	(330,691)	b	1,346,536
Finance contract, net of current	-	-	23,493	-		23,493
Deferred tax liability	-	10,395	-	-		10,395
Total Long-term Liabilities	1,677,227	807,345	604,843	(1,708,991)		1,380,424

Commitments and Contingencies	-	-	-	-		-

Total Liabilities	1,936,412	809,481	882,062	(1,722,677)		1,905,278

Stockholders' Equity (Deficiency)
Preferred stock	-	-	-	-		-
Common stock	2,592	154	154	(308)	c	2,592
Additional paid-in capital	7,083,347	-	-	-		7,083,347
Retained earnings (deficit) during development stage	(6,799,025)	184,578	(319,737)	135,159	c	(6,799,025)
Accumulated other comprehensive income (loss)	14	7,497	(12,962)	5,465		14
Total Stockholders' Equity (Deficiency)	286,928	192,229	(332,545)	140,316		286,928

Total Liabilities and Stockholders' Equity	2,223,340	1,001,710	549,517	(1,582,361)		2,192,206

See accompanying notes to proforma financial statements.

WESCORP ENERGY INC. Statements of Operations (U.S. Dollars) PROFORMA

	Wescorp Energy	Flowray	Flowstar
	Inc.	Inc.	Technologies Inc.
	Year ended	Year ended	Year ended			Proforma
	December 31,	September 30,	September 30,			Combined
	2003	2003	2003	Eliminations		Total

Revenue	$-	$8,324	$146,893	$(13,226)	d	$141,991
Cost of Revenue	-	-	147,037	(7,339)	d	139,698

Gross Profit	-	8,324	(144)	(5,887)		2,293

Operating Expenses
Advertising and promotions	92,891	-	93,093	-		185,984
Administrative wages and benefits	32,395	-	118,575	-		150,970
Depreciation and amortization	-	-	15,760	-		15,760
Office expenses	100,637	-	22,403	-		123,040
Professional fees	194,857	-	33,621	-		228,478
Rent	-	888	11,863	(2,368)	d	10,383
Telephone	-	-	5,152	-		5,152
Travel and entertainment	14,003	-	27,767	-		41,770
General and administrative	-	946	11,712	-		12,658
Consulting	321,635	-	-	-		321,635
Amortization of loan discount	28,927	-	-	-		28,927
Total Operating Expenses	785,345	1,834	339,946	(2,368)		1,124,757

Operating Income (Loss)	(785,345)	6,490	(340,090)	(3,519)		(1,122,464)

Other Income (Expenses)
Interest and other income	4,183	3,945	-	-		8,128
Interest expense	(106,038)	-	-	-		(106,038)
Interest, shareholders and related parties	(269,505)	-	-	-		(269,505)
Research and development tax credit	-	184,487	-	-		184,487
Loss on disposition of assets	(10,103)	-	(5,894)	-		(15,997)
Total Other Income (Expenses)	(381,463)	188,432	(5,894)	-		(198,925)

Income (Loss) From Continuing Operations	(1,166,808)	194,922	(345,984)	(3,519)		(1,321,389)

Gain from Discontinued Operations, Net	598,537	-	-	-		598,537

Net Income (Loss) Before Taxes	(568,271)	194,922	(345,984)	(3,519)		(722,852)

Income Tax Benefit (Provision)	308,337	(9,990)	65,120	-		363,467

Net Income (Loss)	(259,934)	184,932	(280,864)	(3,519)		(359,385)

Other Comprehensive Income (Loss)	(22,344)	7,497	(11,386)	-		(26,233)

Comprehensive Income (Loss)	$(282,278)	$192,429	$(292,250)	$(3,519)		$(385,618)

Net Income (Loss) Per Share	$(0.01)	$1,232.88	$(1,872.43)			$(0.02)

Weighted Average Number of Shares Outstanding	22,946,766	150	150	-		22,946,766

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

The accompanying proforma financial statements contain adjustments to characterize the transactions of Flowray and Flowstar as those of Wescorp for the periods presented. The Flowstar and Flowray proforma statements of operations are presented for the twelve months ended September 30, 2003. The Wescorp proforma statements of operations are presented for the twelve months ended December 31, 2003. The proforma balance sheet is presented at September 30, 2003 for Flowstar and Flowray and at December 31, 2003 for Wescorp.

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

To September 30, 2004, we have completed the private placement of an aggregate 3,231,000 units at the price of $0.50 per unit for total proceeds of $1,615,500.

Revenue from operations for the third quarter of 2004 totaled $579,337 (Nil for the same quarter in 2003, and $200,109 for the second quarter of 2004). The Company had no revenue from operations for the first quarter of 2004, as Flowray Inc. ("Flowray") and Flowstar Technologies Inc. ("Flowstar") (see "Acquisition of Flowstar and Flowray", below) became wholly owned subsidiaries after the end of the first quarter on April 1, 2004. Flowstar and Flowray were operating prior to their acquisition, and the operating results of this can be reviewed in the Performa Financial Statements that are included in this report and in the 10Q report for the first quarter of 2004. The acquisition of Vasjar Trading Ltd. completed after the end of the second quarter and accordingly, assets, liabilities and operations of Vasjar and its subsidiaries, as well as any consolidating entries associated therewith, have been reflected in the third quarter of 2004.

To the end of 2003, our quarterly operations experienced consistently negative cash flows. Management had anticipated that the Flowstar operations will generate sales and result in positive quarterly operating cash flows commencing before the end of the 2004 financial year. The sales to date in the fourth quarter provide encouragement that this milestone can be met.

The rapid growth the Company is commencing often places considerable operational, managerial and financial strain on a company. To ensure the success of our new business plan, we must proactively adhere to the following:

1.	Continue to improve, upgrade and expand our business infrastructure - In the third quarter additional sources of supply for our Flowstar products were identified and developed and a service network for Flowstar was commenced with the successful completion of the first school to certify independent Certified Flowstar Service Technicians.

2.	Continue to hire, train and retain key management for our company and ensure any target company does the same. – In the third quarter professional marketing and accounting personnel were recruited

3.	Continue to advance the commercialization development programs for target companies so they become cash flow positive as soon as is practically possible – In the third quarter the requirement for the construction of a pilot plant in Canada to take the Ellycrack project was identified which resulted in the signing of an MOU to build such a plant in return for expanding the Company's interests from licenses in North America to a 50% ownership in a Joint Venture covering the entire world.

4.	Maintain adequate financial resources – In the third quarter the Company has been investigating non-equity sources of funding for the ongoing operations of the Company.

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

Status of Actual and Proposed Acquisitions

Please see our Amended Form 10-KSB, which we filed with the Securities and Exchange Commission on May 13, 2004 and our Form 8-Ks filed on April 9, 13, and May 11, 12, and June 14, 2004, for full particulars regarding our recent actual and our proposed acquisitions. For purposes of the following discussion regarding actual and proposed acquisitions, we are assuming a currency conversion rate of one Canadian Dollar being equivalent to approximately $0.80 US Dollars. This is the approximate average exchange rate for the third quarter of 2004. Transactions recorded in the financial statements are shown at the average exchange rate (according to the Bank of Canada) for the month incurred.

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

Flowstar successfully field-tested the DCR-900 product in 2003. Units were commercially sold in the 2003 year, and were installed in various customer applications. Flowstar continues to develop and improve the DCR-900 product, including PDA/telephone software and a satellite communication system. Management of Flowstar participated in the Instrument Society of America trade show in Edmonton, Alberta on April 22, 2004, the Global Petroleum Show in Calgary, Alberta in June 2004 and the Loydminster Oil Show in September. In the third quarter additional professional sales staff has been identified and hired .and a sales office has been opened in Calgary. Management is optimistic about the future prospects for Flowstar and Flowray. Sales for the company have increased over the first half of the fourth quarter with 95 units sold to date and it is anticipated it will continue to increase over the course of the fourth quarter and into 2005. However, cash will be required to fund the manufacture of sufficient inventory and to finance the build up of trade accounts receivable that will increase as sales increase. Consequently, it is difficult to forecast the total cash required, as it will be contingent on the timing and amount of sales generated over the same period.

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

We expected to conclude the acquisition of Vasjar in early June 2004; however, the exchange of shares (and thus actual ownership of and consolidation with Wescorp) was delayed due to issues related to the our ability to issue SEC registered shares to the Vasjar shareholders in a timely manner. On April 29, 2004, we tendered and delivered to each of the shareholders of Vasjar 1,200,000 restricted (unregistered) shares of common stock, for a total of 2,400,000 shares (the "First Tranche"), in settlement of the initial share delivery provisions for the Vasjar acquisition, which provisions were described in our Form 10-KSB/A for the year ended December 31, 2003. Pursuant to amending agreements dated June 16, 2004, the shareholders of Vasjar accepted the restricted shares, and the acquisition of Vasjar completed on July 1, 2004. If a third party purchases the First Tranche (under the terms and conditions specified in Item 6 Exhibits & Reports on Form 8-K, Subsection (a) Exhibit 2.1.15) from the Vasjar shareholders, Wescorp will not have to register the First Tranche in the future. A third party has purchased the restricted shares of one of the two shareholders. It is the understanding of the Company that a third party is prepared to offer to purchase the restricted shares of the second shareholder prior to the 270 day deadline as outlined in the amending agreement. Should a third party fail to make an offer to purchase the restricted shares in a timely manner or the Company register these shares, the second shareholder may terminate its portion of the agreements without notice and receive back its portion of the Vasjar shares.

The Vasjar shares have been hypothecated and pledged with an independent escrow agent to secure performance of Wescorp's future obligations under the share purchase agreements as amended. Upon performance by Wescorp of all its obligations under the agreements, the hypothecation and pledge will be discharged and released. The final documentation was received August 19, 2004

With the completion of the acquisition of Vasjar, the Company now owns all the proprietary technology originally owned by Flowray related to the DCR 900 system and other products. Quadra is planning to grant Flowstar International a license to use the technology and to manufacture, market and sell products derived from the technology, including the DCR 900 system, in all jurisdictions worldwide except Canada. Wescorp has become the parent company of Flowstar USA, which will hold the rights to manufacture, market and sell the DCR 900 system in the United States. Flowstar's current worldwide license will be amended so that Flowstar will retain the rights to manufacture, market and sell the DCR 900 system only in Canada.

B. Memorandum of Understanding to Form a Joint Venture with and Shares of Ellycrack AS

On September 28th , 2004, Ellycrack AS ("Ellycrack"), of Florø, Norway, and The Company signed a Memorandum of Understanding to form a 50% / 50% Joint Venture to make, use, copy, develop and exploit Ellycrack's technology and intellectual property and to design, manufacture, market and sell products or systems derived from or utilizing Ellycrack's technology or sublicense others to do the same on a world-wide basis. Ellycrack has developed what is believed to be a cost effective technology in which heavy oil can be upgraded to a "lighter" more commercially saleable oil in a highly intensive cracking process which could be located directly at the oil field.

The principle features of the MOU is to cancel the options to purchase licenses in Canada, the United States and Mexico for a total cost of US$ 2,250,000 and to replace it with an obligation to build and operate a pilot plant in Canada to determine the overall economics of the technology and subject to the viability of these economics, to market the technology on a world-wide basis. For further details see our 8-K filed with The Securities Exchange Commission on Sept 28th, 2004.

The Company has purchased an aggregate 655,000 shares of Ellycrack representing 13.15% of Ellycrack's outstanding shares; 255,000 shares in consideration of $123,129 and 400,000 shares in exchange for 300,000 shares of our common stock issued to Ellycrack. The MOU provides an option for the Company to increase its equity interest up to 20% via a combination of purchase and share swap. For further details see our 8-K filed with The Securities Exchange Commission on September 28th, 2004

C. Proposed Acquisition of Shares of Synenco

On June 9, 2003 we signed an option agreement allowing the Company to purchase 1,000,000 previously issued common shares of Synenco Energy Inc. ("Synenco") from PGN Holdings Inc. ("PGN"), a shareholder of Synenco. Synenco is a company involved in the potential development of an oil sands lease in the Athabasca Oil Sands area of northern Alberta, Canada. Synenco and its business are more fully described in the Company's Form 10-KSB/A filed with the Securities and Exchange Commission on May 13, 2004 for the year ended December 31, 2003. To date we have paid $350,463 (CAD$479,000), which has been recorded as an investment. On April 23, 2004, we set aside 600,000 shares of common stock for delivery to PGN as partial consideration of the proposed acquisition. On May 6, 2004, we delivered these shares to PGN's legal counsel on his undertaking not to release the Wescorp shares until 170,000 Synenco shares have been transferred to Wescorp. The number of Synenco shares to be transferred to Wescorp corresponds to the amount of cash paid and shares issued by Wescorp in proportion to the total purchase price for the 1,000,000 Synenco shares. The option expired on March 31, 2004.

Plan of Operation Overview

The following discussion of the plan of operation, financial condition, results of operations, cash flows and changes in financial position of our Company should be read in conjunction with our most recent financial statements and notes appearing elsewhere in this Form 10-QSB, and our Form 10-KSB/A filed on May 13, 2004. Prior to the second quarter of operations, we had not generated any revenues from products, services or operations since the inception of our company. We are including herein a discussion of our plan of operation for the next 12 months for our revised business plan, which was initiated in late 2003.

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

Plan of Operation for the Next Twelve Months

The Flowstar revenue from July 01 to September 30, 2004 of $779,446 is an indication that Flowstar will generate significantly higher operating revenues in the future and that it will be able to operate profitably in the future. Our overall future operations are dependent upon the identification and successful completion of additional long-term or permanent equity financing, the continued support of creditors and shareholders, and, ultimately, the achievement of profitability in all facets of our operations . There can be no assurances that we will be successful which would significantly affect our ability to roll out our revised business plan. If not, we will likely be required to reduce operations. We will continue to evaluate our projected expenditures relative to our available cash and to seek additional means of financing in order to satisfy our working capital and other cash requirements.

Our plan over the next several months is to integrate the operations of Flowstar, Quadra, Flowstar International, Flowstar Services and Flowstar USA (the "Flowstar Group") into Wescorp. In view of the new Ellycrack MOU, our company will require additional cash of approximately $2,300,000 over the next twelve months as opposed to the $3,450,000 predicted in the August 10-Q Cash requirements are scheduled as follows:

  $400,000 in forecasted cash flow requirements for Flowstar Group operations in the fourth quarter of 2004;

  $400,000 in forecasted cash flow requirements for Flowstar Group operations in the first quarter of 2005, and

  $1,500,000 to finance the pilot plant for Ellycrack in the first half of 2005

The funding required for the Flowstar Group is primarily for funding the manufacture of sufficient inventory and to finance the build up of trade accounts receivable that will increase as sales increase. Consequently, it is difficult to forecast the total cash required, as it will be contingent on the timing and amount of sales generated over the same period

These estimates may differ significantly after our needs are more fully developed. Our operations have been funded to date by debt and equity financing. We are relying on these sources of funding in order to provide our company with sufficient capital to continue our development and operational plans.. We do not have any lending arrangements in place with banking or financial institutions and we do not anticipate that we will be able to secure these funding arrangements in the near future. To the extent that we require additional funds to support our operations or the expansion of our business, we may sell additional equity or issue debt. Any sale of additional equity securities will result in dilution to our stockholders. There can be no assurance that additional financing, if required, will be available to our company or on acceptable terms.

We do not anticipate making any major purchases of capital assets in the next 12 months, or increasing the amount spent on research and development ("R & D") within the Flowstar Group over and above what has already been budgeted. However, we are decreasing the forecasted $2,700,000 ($2,250,000 for license fees to Ellycrack and $450,000 for research) to a forecasted cost of $1,500,000 for the design, construction and operation of the pilot plant. There may be some staffing changes/increases in the Flowstar Group and the Ellycrack Joint Venture in the next twelve months. This will be examined in more detail in this quarter, as the operations for these companies are integrated into Wescorp. Given the change in our business plan, we anticipate that any change in capital assets, R & D and employees would be subject to changes in any additional targeted operating business we may acquire. Synenco is an operating company in its own right, and our minority equity interests in it will not give rise to any cash requirements for employment or R & D.

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

  operating expenses of Flowstar (approximately $705,000)

  repayment of loan advances by AHC Holdings Ltd. ($150,000)

  subscription funds for Ellycrack shares ($73,129)

  salaries and expenses (approximately $68,260) and severance ($65,000)

  legal (approximately $146,000) and audit (approximately $71,000)

  SEC filings and other public disclosure costs (approximately $7,500)

  printing of marketing materials ($36,500), and

  taxes and other trade payables (approximately $10,000).
Results from Operations – 2004 Compared to 2003

We incurred a net operating loss for the third quarter ended September 30, 2004 of $375,764 compared to a net loss of $228,052 for the comparable period in 2003. This loss includes operating expenses and general and administrative costs totaling $639,270 compared to $153,802 for the nine months ended September 30, 2003. The 2004 figure includes the operating, general and administrative expenses for Wescorp as well as for Flowstar and Flowray (the two companies acquired on April 01, 2004). The 2003 figure reflected a quarter when Wescorp had little operating activity. As a result, the 2004 figure includes advertising and investor relations costs of $130,971 (compared to $22,583 in 2003), consulting expenses of $174,402 (versus $77,104 in 2003), legal and accounting (primarily related to the completion of the Vasjar acquisition, the investment in Ellycrack and the preparation of the Company's 10-QSB and 8-K reports) of $202,082 (compared to $40,163 in 2003), office and general expenses of $68,491 (versus $4,293 in 2003) and depreciation of $24,516 (compared to $123 in 2003).

The Company had a loss from other items of $101,602 for the third quarter of 2004 compared to a loss of $7~~4~~,250 for same period in 2003. The loss from other items for the third three months of 2004 consisted of bank fees and interest charges on debt and foreign currency loss. The loss from the comparable 2003 period came from interest paid on amounts owing to related parties.

Liquidity and Capital Resources – 2004 Compared to 2003

Since inception to the beginning of the second quarter, we have been dependent on investment capital and debt financing from our shareholders as our primary source of liquidity. To September 30, 2004, we have generated revenues from operations of only $779,446 (comprised of $200,109 for the second quarter and $579,337 for the third quarter). We had an accumulated deficit at March 31, 2004 of $7,207,821. We suffered an operating loss for the second and third quarters of 2004, which increased our accumulated deficit to $8,159,223 at September 30, 2004.

During the third quarter of 2004, our cash position decreased to $43,858 at September 30, 2004 from $522,412 at June 30, 2004. We had cash used in operations of $1,720,411 in the first nine months of fiscal 2004 compared to cash used in operations of $917,778 in the same period of fiscal 2003. We also had a net outflow of cash of $122,439 from investing activities in the first three quarters of 2004, which consisted of net balances received of $15,006 from Flowstar and Flowray on the purchase of their shares, cash used of $108,151 for the purchase in shares of Ellycrack (as noted in the "Financing" section above) and the purchase of plant and equipment of $29,266 (2003 - $NIL), and the purchase of trademarks of $28 (2003 - $NIL). The net cash used in operating and investing activities was financed by $1,585,800 from financing activities, resulting in a net decrease in our cash position for the nine month period of $70,028. The cash flow from financing activities is primarily a result of the issuance of some common stock shares (see Part II, Item 2).

The Company had $2,473,200 in total liabilities at September 30, 2004 compared to $1,936,412 at the end of September 2003. The increase is primarily a result of increased trade accounts payable for operations. There was a repayment of $150,000 on the note payable from a related party in the second quarter (also as noted in the "Financing" section above). This loan was originally used to fund working capital requirements of the Company as well as to fund the advances to Flowstar and to purchase Ellycrack shares.

ITEM 3. CONTROLS AND PROCEDURES

The Company maintains disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the specified time periods. As of the end of the period covered by this report, Wescorp's Chief Executive Officer and its Chief Financial Officer evaluated, with the participation of Wescorp management, the effectiveness of the Company's disclosure controls and procedures. Based on the evaluation, which disclosed that there was a significant deficiency in that the last filing as required by the aforementioned Act was late Wescorp's Chief Executive Officer and Chief Financial Officer each concluded that the Company's disclosure controls and procedures were not as effective as required and are currently in the process of upgrading these procedures and hiring additional staff to ensure that the new procedures will be complied with. There were several changes in the Company's internal controls over financial reporting that occurred during the Company's most recent quarter to increase the effectiveness of, the Company's internal control over financial reporting.

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

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On January 21, 2004, Mark L. Baum d/b/a Business Consulting Group commenced an Arbitration Claim against Wescorp Energy, Inc. (f/k/a CTI Diversified Holdings, Inc.) The Claim is pending before the American Arbitration Association, International Centre for Dispute Resolution, 1633 Broadway, 10th Floor, New York, NY 10019, Case Number 50 T 181 00033 04, Baum vs. Wescorp Energy, Inc. In his Claim, Mr. Baum seeks an arbitration award of $300,000. The Claim is based on a Strategic Business Services Agreement, allegedly entered into on July 11, 2003. Upon learning of the purported agreement, Wescorp disavowed it and gave formal notice of termination. Prior to disavowing the purported agreement, only minimal services were performed over a period of several weeks. In its Response, Wescorp denied liability. The arbitration hearing was held in early October, 2004 and the Interim Ruling received in late October dismissed Mr. Baum's request for award and awarded costs to the Company. It is anticipated that the costs of approximately $100,000 will be made available for general working capital sometime in early 2005.

Subsequent to the quarter ended June 30, 2004, the British Columbia Advanced Systems Foundation (the "Foundation") commenced an Arbitration Claim against Wescorp under the rules of the British Columbia International Commercial Arbitration Centre, #104 – 1260 Hornby Street, Vancouver, British Columbia, V6Z 1W2. The Claim is based on a loan agreement dated August 10, 1999 between the Foundation and our former subsidiary Sentry Telecom Systems Inc. ("Sentry"), as amended by a loan amendment agreement dated April 30, 2002 among the Foundation, Sentry and our company. Under the original loan agreement, the Foundation loaned Cdn$200,000 (US$146,000) to Sentry for research and development work. In addition to repayment of the loan, Sentry also agreed to pay the Foundation Cdn$70,000 (US$51,100) twelve months after project completion. Pursuant to the amendment agreement, the Foundation exercised a right to convert the outstanding indebtedness of Cdn$270,000 into shares of the Company's common stock on the basis of one share for each US$0.2905 of debt, for a total of 592,826 restricted Wescorp shares. The Foundation now claims that the Company failed to issue the Company shares to the Foundation in compliance with the Securities Act of 1933 The Company is currently defending the Foundation's Claim.

ITEM 2. CHANGES IN SECURITIES

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our security holders during the three months ended September 30, 2004.

ITEM 5. OTHER INFORMATION

Not applicable

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a) Pursuant to Rule 601 of Regulation SB, the following exhibits are included herein or incorporated by reference.

Exhibit
Number	Description

2.1.1*	Loan Agreement dated January 28, 2003 between the Company and AHC Holdings Ltd. Addendum to the Loan Agreement dated February 6, 2003 providing AHC a warrant to purchase 1,000,000 shares of the Company's common stock at $0.15 per share as a bonus for providing the Loan. (Incorporated by reference to Form 8-K filed April 28, 2003).

2.1.2*	Finder's Fee Agreement dated January 28, 2003 between the Company and Terry Mereniuk, under which Mr. Mereniuk was granted a warrant to purchase 500,000 shares of the Company's common stock for $0.15 per share. (Incorporated by reference to Form 8-K filed April 28, 2003).

2.1.3*	Share Purchase Warrants dated March 6, 2003 issued to Terry Mereniuk and AHC Holdings Ltd. (Incorporated by reference to Form 8-K filed April 28, 2003).

2.1.4*	License Agreement dated December 6, 2001 between Flowray and Flowstar. (Incorporated by reference to Form 8-K/A filed on May 12, 2004).

2.1.5*	Letter of Intent dated March 21, 2003 between Flowray, Flowstar and a confidential party related to license. (Incorporated by reference to Form 10-KSB filed on May 20, 2004).

2.1.6*	Letter of Intent to purchase a 51% equity interest in Flowstar and Flowray dated February 6, 2003 (Incorporated by reference to Form 8-K filed on April 28, 2003).

2.1.7*	Amendment to the Letter of Intent dated April 9, 2003 extending deadlines for certain cash payments (Incorporated by reference to Form 8-k filed on April 28, 2003).

2.1.8*	Memorandum of Agreement dated March 27, 2003 among the Company, Flowray and Flowstar. (Incorporated by reference to Form 8-K/A filed on May 12, 2004).

2.1.9*	Memorandum Amending Agreement dated January 14, 2004 the Company, Flowray and Flowstar. (Incorporated by reference to Form 8-K/A filed on May 12, 2004).

2.1.10*	Intellectual Property Purchase Agreement dated and effective August 30, 2003 between Flowray and Quadra Products International Inc. (Incorporated by reference to Form 8-K/A filed on May 12, 2004).

2.1.11*	Share Purchase and Subscription Agreement dated June 9, 2003 among the Company, 1049265 Alberta Ltd., Flowray, Flowstar, New Millennium Acquisitions Ltd. ("New Millennium") and Gregory Burghardt. (Incorporated by reference to Form 8-K/A filed on May 12, 2004).

2.1.12*	Share Purchase and Subscription Amending Agreement dated January 14, 2004 among the Company, 1049265 Alberta Ltd., Flowray, Flowstar, New Millennium and Gregory Burghardt. (Incorporated by reference to Form 8-K/A filed on May 12, 2004).

2.1.13*	Share Purchase Agreement dated as of January 14, 2004 between the Company and the Trustee of the Epitihia Trust. (Incorporated by reference to Form 8-K/A filed on May 12, 2004).

2.1.14*	Share Purchase Agreement dated as of January 14, 2004 between the Company and the Trustee of the Abuelo Trust. (Incorporated by reference to Form 8-K/A filed on May 12, 2004).

2.1.15*	Amending Agreement dated as of June 16, 2004 between the Company and the Trustee of the Epitihia Trust.

2.1.16*	Amending Agreement dated as of June 16, 2004 between the Company and the Trustee of the Abuelo Trust.

2.1.17*	Hypothecation Agreement dated as of July 6, 2004 between the Company, the Trustee of the Epitihia Trust and Yearwood & Boyce.

2.1.18*	Hypothecation Agreement dated as of July 6, 2004 between the Company, the Trustee of the Abuelo Trust and Yearwood & Boyce.

2.1.19*	Letter of Intent dated February 10, 2004 between the Company and Ellycrack AS regarding options to acquire three licenses in Canada, the United States and Mexico (Incorporated by reference to Form 8-K filed on April 8, 2004).

2.1.20*	Share Purchase Option Agreement dated February 10, 2004 between the Company and Olav Ellingsen regarding an option to purchase outstanding shares of Ellycrack AS (Incorporated by reference to Form 8-K filed on April 8, 2004).

3.1.1*	Articles of Incorporation of Unique Bagel Co., Inc. a Delaware corporation (now Wescorp Energy Inc.) dated August 11, 1998. (Incorporated by reference to Exhibit 2.2 of the Company's Form 10SB12G, filed with the SEC on March 24, 2000.)

3.1.2*	Certificate of Amendment of the Certificate of Incorporation of Unique Bagel Co., Inc., a Delaware corporation dated January 10, 2001, changing the name Unique Bagel to CTI Diversified Holdings, Inc. (Incorporated by reference to Exhibit 3.1.2 to the Company's Form 10-KSB filed on April 17, 2001)

3.1.3*	Restated Articles of Incorporation of Wescorp Energy Inc filed February 17, 2004. (Incorporated by reference to Exhibit 3.1.3 to the Company's Form 10-KSB/A filed on May 13, 2004)

10.1*	Audit committee charter (Incorporated by reference to the Company's Form 10-KSB filed on April 29, 2003).

10.2*	Audit committee terms of reference (Incorporated by reference to the Company's Form 10-KSB filed on April 29, 2003).

16.0*	David J. Maxwell Ltd - Letter re: Change in Certifying Accountant (Incorporated by reference to the Company's Form 10- KSB filed on April 17, 2001)

21.1*	Schedule of Subsidiaries of Wescorp Energy Inc. (Incorporated by reference to Exhibit 21.1 to the Company's Form 10- KSB/A filed on May 13, 2004)

23.1*	Consent of Moore Stephens Ellis Foster Ltd. Chartered Accountants (Incorporated by reference to the Company's Form 10-KSB filed on April 17, 2001)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Previously filed

(b) Reports on Form 8-K

April 2, 2004 Form 8-K/A Item 4 respecting change of auditors to Williams & Webster, p.s

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

Sept 28, 2004 Form 8-K respecting the change of agreements with Ellycrack AS from the option to acquire licenses to use Ellycrack's technology in Canada, the United States and Mexico as reported in the April 9, 2004 8-K to an agreement to form a 50% / 50% Joint Venture to use Ellycrack's technology on a world-wide basis.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 23rd day of November, 2004.

WESCORP ENERGY INC.

Date: November 23, 2004	By: /s/ Douglas Biles
Douglas Biles, Chief Executive Officer and Director

By: /s/ Terry Mereniuk
Terry Mereniuk, Chief Financial Officer and Director