Form 10KSB
period 2004-12-31
WESCORP ENERGY INC
filed 2005-04-25
CIK 1069489

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2004 OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to __________

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
Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB ☐

The aggregate market value of voting stock held by non-affiliates of the registrant was $34,006,447 on March 31, 2005.

Number of shares outstanding of the registrant’s class of common stock as of March 31, 2005 was 36,146,186.

Authorized share capital of the registrant as of 12 April, 2005 was 250,000,000 common shares, par value of $0.0001, and 50,000,000 preferred shares, par value of $0.0001.

FORWARD LOOKING STATEMENT

THIS ANNUAL REPORT ON FORM 10-KSB CONTAINS PREDICTIONS, PROJECTIONS AND OTHER STATEMENTS ABOUT THE FUTURE THAT ARE INTENDED TO BE “FORWARD-LOOKING STATEMENTS” (COLLECTIVELY, “FORWARD-LOOKING STATEMENTS”). FORWARD-LOOKING STATEMENTS INVOLVE RISKS AND UNCERTAINTIES. A NUMBER OF IMPORTANT FACTORS COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE IN THE FORWARD-LOOKING STATEMENTS. IN ASSESSING FORWARD-LOOKING STATEMENTS CONTAINED IN THIS ANNUAL REPORT ON FORM 10-KSB, READERS ARE URGED TO READ CAREFULLY ALL CAUTIONARY STATEMENTS – INCLUDING THOSE CONTAINED IN OTHER SECTIONS OF THIS ANNUAL REPORT ON THIS FORM 10-KSB. AMONG SAID RISKS AND UNCERTAINTIES IS THE RISK THAT THE ELLYCRACK TECHNOLOGY MAY NOT BE TECHNICALLY EFFECTIVE OR COST EFFECTIVE IN THE MARKETS TARGETED BY MANAGEMENT; THAT THE COMPANY WILL NOT COMPLETE ANY OTHER SUITABLE ACQUISITIONS, THAT ITS MANAGEMENT IS ADEQUATE TO CARRY OUT ITS BUSINESS PLAN AND THAT THERE WILL BE ADEQUATE CAPITAL; IN ADDITION, IF SAID ACQUISITIONS ARE COMPLETED THEY MAY BE UNSUCCESSFUL FOR TECHNICAL, ECONOMIC OR OTHER REASONS.

CURRENCIES

All amounts expressed herein are in US dollars unless otherwise indicated.

PART I

ITEM 1. DESCRIPTION OF BUSINESS.

GENERAL

Since early 2003 Wescorp Energy Inc. (referred to herein as “we”, “Wescorp”, “the Company” or “our Company”) is focused in the oil and gas industry, supplying and investing in technology, providing project management, and information solutions that optimize performance. Wescorp has the goal of acquiring companies that provide oil and gas specific technologies and information services to the petroleum industry. The Company continues to invest in businesses that own or have rights to technology that have emerged beyond research and initial development and are essentially market-ready. Management’s goal is to realize enhanced capital appreciation for our stockholders, by providing our Management’s financing capabilities and business development expertise to emerging companies offering timely product solutions and/or strategic investment opportunities in the petroleum production and service industries.

In early 2003 the Company first acquiring an equity interest in Synenco Energy Inc., a private North American exploration company having a significant heavy oil reserve base in Northern Alberta, Canada.

Wescorp then entered into an agreement to purchase 100% of the outstanding shares of two companies, Flowstar Technologies Inc. (“Flowstar”) and Flowray Inc. (“Flowray”). We completed the Flowstar and Flowray acquisitions on March 31, 2004, and completed the acquisition of the other companies (Vasjar Trading) related to Flowstar (collectively, the “Flowstar Group”) in transactions completed in August, 2004. The Flowstar Group is involved in the natural gas flow measurement and service industry in North America. Based on preliminary sales of the Flowstar principal product, Management believes it is possible there are significant sales opportunities world-wide. Flowstar is engaged in the measurement of gas flow. There are several applications for the use of this product, including;

  Plunger lift applications

  Well head wet gas production

  Coal bed methane

  Fuel gas

  Flare gas

The second focus of Wescorp which management expects to increase substantially in 2005 is the investment and development of a heavy oil upgrading technology based out of Norway called the VISCOSITOR invented and developed by Ellycrack AS (“Ellycrack”). The VISCOSITOR is a high energy-intensive upgrading technology which is self sustained by the fuel which the process itself produces. This technology upgrades the quality of heavy oil by producing lighter, more valuable crude oil dramatically improving the economics in heavy-oil projects. It also increases the viscosity of the lighter crude and permits more efficient flow through pipeline networks and significantly reduces transportation costs to marketing points. In addition, the technology provides environmental benefits as well as low barrier of entry costs for small and mid-sized oil fields as well as economies of scale for larger situations. The Research &Development for the VISCOSITOR has been carried out in cooperation with Norway’s biggest research organization, SINTEF ENERGY RESEARCH A/S at the Norwegian Institute of Technology in Trondheim, Norway. Some of the benefits of this technology include but are not limited to:

Compact units located at site of the source:

  Manufactures required diluent oil

  Reduces transportation costs

  Simplifies logistics

  Reduces metal content by 90%

  Reduces sulfur content by 60%

  Upgrading of low-value oil to high-value oil from about US$ 15-$20/barrel to world market prices in one operation

In 2003 and 2004, the Company invested in shares of Ellycrack. In 2004 the Company entered into a joint venture (“JV”) agreement with Ellycrack (superseding prior agreements) that gives Wescorp a 50% interest in the rights to use and benefit from Ellycrack’s high intensive catalytic cracking technology and intellectual property worldwide. In exchange, the Company must pay for the construction and design modifications of a full scale prototype in Canada to the point that such a prototype is commercially saleable. After this point, all future costs will be shared equally between the Company and Ellycrack. On September 15th, 2004, Wescorp purchased an additional 400,000 treasury shares of Ellycrack by the issuance of 300,000 shares of Wescorp common stock to Ellycrack, which increased Wescorp’s interest in Ellycrack to 13.15% . Wescorp has the option to increase its interest in Ellycrack to 20%.

Wescorp is currently working with Ellycrack and independent engineering firms to produce a working prototype of the VISCOSITOR in Western Canada to be operational in the fourth quarter 2005. This working model is a scaled-up version of the proto-type currently at the SINTEF Energy Research lab and is expected to produce at a rate of approximately 200 barrels per day.

Our intention is to continue to develop and commercialize technologies that improve cash flow with above average margins and returns for our shareholders.

OUR REVISED BUSINESS PLAN

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

To December 31, 2003, the Company had no revenue from operations as we were in the start-up phase of the above business plan, and we had no significant assets, tangible or intangible, other than loans to the Flowstar Group, an investment in Ellycrack and a deposit on the purchase of shares in Synenco In 2004, the Company completed the purchased of 100% of the shares of Flowstar and Flowray and a group of related companies, all of which are involved in the gas flow measurement and service industry in North America. The consolidation of the Flowstar operations with Wescorp in this 2004 fiscal year resulted in the Company having gross operating income in 2004 of $1,432,483.

We are currently experiencing negative cash flows from operations. We anticipate that this will change over time with the completion of the acquisition of the Flowstar group of companies. In order to finance the ongoing and future operations of the Flowstar group, and to continue with our revised business plan, the Company raised $1,615,500 from a private placement in March and April of 2004, and a further $275,000 in December 2004 on the exercise of outstanding warrants. To the date of this report, Wescorp has raised $1,656,819 on the issuance of a convertible debenture and $330,500 on the exercise of outstanding warrants. In addition, the loan from AHC Holdings Ltd. for Cdn $2,382,755 (US$1,924,681) was converted to shares of the company at $0.87 per share, resulting in the complete elimination of the loan.

Rapid growth often places considerable operational, managerial and financial strain on a company. To ensure the success of our new business plan, we continue to do the following on a proactive basis:

1.	Improve, upgrade and expand our business infrastructure

2.	Hire, train and retain key management for our Company and ensure any target company does the same

3.	Advance the commercialization development programs for target companies so they become cash flow positive as soon as is practically possible

4.	Maintain adequate financial resources

Our Company's future opportunities for success greatly depends on the continued employment of and performance by senior management, including the successful hiring of a permanent Chief Executive Officer (“CEO”) experienced in the oil and gas industry, and key personnel at potential target companies. The Company is very pleased that it has been able to fill the position of CEO with a seasoned and experienced individual with a solid international background in the oil and gas industry, who also has an engineering degree. Mr. Biles was previously in charge of the international drilling operations of Kerr McGee’s subsidiary Transworld Drilling and has sat on the board of numerous public companies. Details of his employment agreement are noted below.

MANAGEMENT CHANGES

On February 28, 2003, Mr. Donald E. Farnell resigned as our acting Chief Financial Officer. On March 5, 2003, Mr. Alfred Comeau and Mr. Terry Mereniuk were appointed to our Board of Directors. On March 31, 2003, Mr. Farnell resigned his positions as Director, Chairman, President and CEO. On April 9, 2003, Mr. John Anderson, a Director of our Company, was appointed interim President and CEO, replacing Mr. Farnell, and Mr. Terry Mereniuk was appointed Chief Financial Officer. On April 24, 2003, Mr. Anderson was appointed Secretary/Treasurer. On May 28th, 2004, Mr. Douglas Biles replaced Mr. Anderson as company president and CEO. Mr. Biles also became a director of the Company on May 28, 2004.

ACTUAL AND PROPOSED ACQUISITIONS

For purposes of the following discussion regarding a corporate acquisition, unless otherwise stated, we are assuming a currency conversion rate of 1 Canadian Dollar being equivalent to $0.80 US Dollars. This is the approximate exchange rate as of the date of this report.

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

Related Agreements to Acquire 100% of Vasjar Trading Ltd.

In connection with the acquisition of Flowstar and Flowray, Wescorp also entered into share purchase agreements dated effective January 14, 2004 pursuant to which Wescorp will acquire 100% of the outstanding shares of Vasjar Trading Ltd. (“Vasjar”), a British Virgin Islands corporation, Vasjar in turn owns 100% of the outstanding shares of Quadra Products International Inc. (“Quadra”) and Flowstar International, Inc. (formerly Penta Energy Products Inc.) (“Flowstar International”), both of which are Barbados corporations. (Pursuant to an agreement dated as effective August 30, 2003, Flowray had transferred to Quadra all of its intellectual property rights, including rights to the technology related to the DCR 900 system described below, in consideration of a promissory note in the principal amount of CDN$600,000 without interest. The promissory note is now the sole asset of Flowray).

The acquisition of Vasjar was concluded on August 19th, 2004. In consideration of the purchase of all the outstanding shares of Vasjar from two shareholder entities, Wescorp issued shares to said shareholders of Vasjar each as to 50% as follows:

(a) an aggregate 2,400,000 shares of common stock of the Company on April 28, 2004; and

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

Stage Two. On or before April 1, 2006, Wescorp will issue from 800,000 to 1,000,000 additional shares based on sales achieved in the 2005 calendar year; the lower figure being if sales are less than $4,500,000 and the upper figure being if sales are more than $7,500,000. Shares are required to be registered at delivery; and

Stage Three. On or before April 1, 2007, Wescorp will issue from 800,000 to 1,000,000 additional shares based on sales achieved in the 2006 calendar year; the lower figure being if sales are less than $6,000,000 and the upper figure being if sales are more than $11,250,000. Shares are required to be registered at delivery.

Any Wescorp shares not earned in a particular calendar year because the sales did not achieve the upper sales target will be carried over and added to the shares to be issued in the next calendar year, subject to achievement of the next year’s escalating sales volumes.

If Wescorp fails to deliver any of the Stage 2 shares, Wescorp will be subject to a penalty of 10% additional shares to be issued to the Vasjar shareholders each month of delay, with a cumulative provision. If any of the Wescorp shares to be issued to the Vasjar shareholders have not been delivered for a period of 182 days after the applicable due date, the Vasjar shareholders may at their option terminate the share purchase agreements, without notice or prior opportunity to cure. Wescorp has pledged to the Vasjar shareholders all the Vasjar shares as security to guarantee Wescorp’s performance under the share purchase agreements.

Loan Advances to Flowstar Group

We entered into a Memorandum of Agreement dated March 27, 2003 with Flowray Inc. ("Flowray") and Flowstar Technologies Inc. ("Flowstar") under which we have advanced $2,360,000 Canadian dollars (approximately $1,708,991 using the historical exchange rates at the times the advances were made) by way of a loan to Flowray and Flowstar for operating purposes. CDN$2,709,437 (approximately $2,167,550) is owed as at December 31, 2004.

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

As of January 14, 2004, the Company and Flowstar and Flowray amended the Memorandum of Agreement dated March 27, 2003. The promissory notes now accrue interest starting six months from the date the funds were advanced at the rate of 5% per annum, calculated monthly on the last day of the month, not in advance, on the outstanding balance owing on the promissory notes until the full amount owing on the promissory notes, including interest, is paid in full. However, upon amendment to the terms of the loan agreement effective January 14, 2004, Management decided to forgive the interest on the notes for the 2003 year. Interest accrued in 2004 will be payable quarterly commencing September 30, 2004. Management decided to forgive the interest on the notes for the 2004 year as well. The original due date of the promissory notes has been extended such that the notes are now due and payable five years from the date each promissory note was or is signed. If the parties fail to agree on the due date, then the promissory notes will be due and payable five years from January 14, 2004. In the event of the sale or disposition of all the shares of either of the Flowstar Group to an unrelated third party, then the promissory notes will become due and payable forthwith on demand.

Upon the amendment to the Memorandum of Agreement regarding the loan effective January 14, 2004, $1,310,709 ($1,810,000 CDN) of the existing $1,708,991 ($2,360,000 CDN) loan to Flowray and Flowstar remained as a loan. The balance of the loan, or $398,282 ($550,000 CDN) as at January 14, 2004, was applied to the purchase price for the acquisition of Flowray shares. In addition to the loan of $1,310,709, Wescorp expects to fund the growing operations of Flowstar into the future until it is self-sufficient. The exact amount of the anticipated future funding needed for Flowstar is not known at this time. Any future advances will be secured by the general security agreement already signed by the borrowers and will bear interest at 5% per annum. The interest may be waived at the discretion of the board of directors. The loan may be repaid depending upon the cash flow of Flowray and Flowstar and at the discretion of the boards of directors of the borrowers. There are limited assets in Flowstar and Flowray with which to repay loans made by Wescorp. Flowstar will depend on profits from its sales as a source for repayment, and Flowray from such amounts as it may collect on its $600,000 promissory note received from Quadra. Quadra has become our indirectly controlled and indirectly wholly owned subsidiary as the Vasjar transaction is fully effected.

Source of Proceeds To Company for Loans made to Flowray and Flowstar

We obtained the funds that were advanced to Flowray and Flowstar through equity financings and a loan from AHC Holdings Inc., a private Alberta company wholly owned by Comeau Industries Ltd., of which Mr. Alfred Comeau, a director of our Company, is the majority shareholder. Under the terms of a loan agreement, AHC agreed to make available up to $2,000,000 Canadian dollars or approximately $1,370,000. This was fully funded in the 2003 fiscal year and $150,000 was repaid to AHC during the first quarter of 2004. All advances under the loan are secured by promissory notes. We have agreed to pay interest to AHC at the rate of 15% per annum, compounded semi-annually, and paid annually on or before March 31. The principal and all accrued and unpaid interest are due on December 31, 2005. As noted above, in 2005 the loan from AHC Holdings Ltd. for CDN $2,382,755 (US$1,924,681) was converted to shares of the company at $0.87 per share, resulting in the complete elimination of the loan As a bonus for the loan, we issued AHC a warrant to purchase up to 1,000,000 shares of our common stock exercisable at a price of $0.15 per share until March 6, 2006. We also issued a warrant to Terry Mereniuk, of Edmonton, Alberta, for his services to the Company in facilitating the loan from AHC. The warrant entitles Terry Mereniuk to purchase up to 500,000 shares of our common stock exercisable at a price of $0.15 per share until March 6, 2006.

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

By License Agreement dated December 6, 2001, Flowray granted Flowstar the non-exclusive worldwide license to use Flowray’s technology relating to certain flow meters and to manufacture market and sell products derived from the technology, including three major product lines used in measuring and recording natural gas flow. Flowstar has secured the license in exchange for a 10% royalty on sales to be paid to Flowray. Flowstar also represents and distributes independent third party products, and seeks to position itself to be a leading supplier of flow measurement equipment to the petroleum industry. Flowstar and Flowray are now wholly owned subsidiaries of Wescorp. Flowray transferred all of its intellectual property rights and technology to Quadra as discussed above. With the Vasjar acquisition complete, Quadra a wholly owned subsidiary of Wescorp as well. The intellectual property assets include a US provisional patent application filed on or about March 3, 2003 for the technology used in the DCR-900 system. Quadra also holds the intellectual property for liquid based totalizers, burner igniters, and Windows™ based gas flow calculation software, all of which Flowstar markets. Flowstar also markets a line of liquid turbines for which there is no intellectual property, as the patents expired long ago.

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

Quadra has no other assets aside from the intellectual property transferred to Quadra by Flowray. With the acquisition of Vasjar concluded, Wescorp now indirectly owns all the proprietary technology originally owned by Flowray related to the DCR 900 system and other products. Quadra is planning to grant Flowstar International a license to use the technology and to manufacture, market and sell products derived from the technology, including the DCR 900 system, in all jurisdictions worldwide except Canada. Wescorp owns all the outstanding shares of a United States company named Flowstar USA, Inc., which, it is intended subject to the results of the current review of the entire tax and organizational structure, will hold the rights to manufacture market and sell the DCR 900 system in the United States. Flowstar’s current worldwide license will be amended so that Flowstar will retain the rights to manufacture market and sell the DCR 900 system only in Canada.

B. Ellycrack AS

Pursuant to a letter of intent dated February 10, 2004 Ellycrack AS (“Ellycrack”), of Florø, Norway, had granted Wescorp or its subsidiary options to acquire three separate exclusive territorial licenses in Canada, the United States and Mexico to make, use, copy, develop and exploit Ellycrack’s technology and intellectual property and to design, manufacture, market and sell products or systems derived from or utilizing Ellycrack’s technology or sublicense others to do the same in each territory.

However, on September 28th , 2004, Ellycrack and the Company signed a Memorandum of Understanding to form a 50% / 50% Joint Venture to make, use, copy, develop and exploit Ellycrack's technology and intellectual property and to design, manufacture, market and sell products or systems derived from or utilizing Ellycrack's technology or sublicense others to do the same on a world-wide basis.

The principle features of the MOU is to cancel the options to purchase licenses in Canada, the United States and Mexico and to replace it with an obligation to build and operate a pilot plant in Canada to determine the overall economics of the technology and subject to the viability of these economics, to market the technology on a world-wide basis. For further details see our 8-K filed with The Securities Exchange Commission on Sept 28th, 2004.

The Company has purchased an aggregate 659,000 shares of Ellycrack representing 13.15% of Ellycrack's outstanding shares; 259,000 shares in consideration of $123,129 and 400,000 shares in exchange for 300,000 shares of our common stock issued to Ellycrack. The MOU provides an option for the Company to increase its equity interest up to 20% via a combination of purchase and share swap. For further details see our 8-K filed with The Securities Exchange Commission on September 28th, 2004.

Ellycrack has developed what is believed to be a cost effective technology in which heavy oil can be upgraded to“lighter” more commercially saleable oil in a highly intensive cracking process which could be located directly at the oil field. By upgrading the oil in the field, it would allow oil companies to eliminate on-site storage tanks as well as the costly process of transporting the heavy oil great distances to an upgrader. The oil could be transported directly to a refinery for refining into ordinary petroleum products.

C. SYNENCO

Terms of Proposed Acquisition of Shares of Synenco

On June 9, 2003 the Company signed an option agreement allowing the Company to purchase 1,000,000 previously issued common shares of Synenco Energy Inc. ("Synenco") from PGN Holdings Inc., a shareholder of Synenco. Synenco is a company involved in the potential development of an oil sands lease in the Athabasca Oil Sands area of northern Alberta, Canada. Under the terms of the option, the Company could acquire the Synenco shares upon payment of $3,700,000 by way of $2,815,000 in cash and $885,000 ($0.30 per share) in Company stock. Prior to the expiration of the option on March 31, 2004, the Company paid $350,463 which resulted in the purchase of 170,000 shares of Synenco this has been recorded as an investment.

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

We anticipate that all future business and research and development activities will be carried out by all of our potential target acquisitions, including Flowstar and Flowray. Consequently, all products and services to be offered by Wescorp will be conducted through our investments in our majority or minority owned subsidiaries. Based on our known current plans, in 2005, it is management’s intention to offer the DCR Series and related units for sale and service in the US, Canada and throughout the world. The exact manner by which this is to be executed is currently under review by Management. Wescorp will continue to invest in Research and Development in order to remain competitive in the targeted markets.

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

COMPETITION

Any competition experienced by our Company would be through our wholly owned subsidiaries, the Flowstar group of companies. The anticipated competition includes the following:

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

We have not yet concluded a competition assessment for the Ellycrack opportunity. This will be assessed in 2005, once the planned pilot plant has been constructed and put into operation. This in turn will be affected by the market costs for the extraction and delivery of upgraded heavy oil versus the market prices for equivalent oils at that time. This price differential will in turn affect the competitiveness of the Ellycrack technology and impact our business model for the introduction of the technology.

There can be no assurance that we will be successful in meeting any competition for any new future product and service offerings we may acquire or develop, or that we can successfully differentiate our offerings.

EMPLOYEES

We currently have eight full-time and eight part-time employees plus our executive officers (Mr. Doug Biles, our President & CEO, and Mr. Terry Mereniuk our CFO). We are working on the conclusion of our revised business plan. We anticipate hiring a full time Controller who will be able to spend all of their time on the business of the Company and its subsidiaries, and also work on the development of our revised business plan in addition to examining more business opportunities.

All of our past employees and consultants have executed non-disclosure agreements, and we maintain an ongoing policy that all new employees and consultants are required to execute our non-disclosure agreement prior to commencing work on our behalf.

INTELLECTUAL PROPERTY

Wescorp has acquired intellectual property that is currently in Quadra upon the successful completion of the acquisition of Vasjar as described in Item 1.A under the heading Flowstar and Flowray. Quadra’s intellectual property includes a United States Provisional Patent filed by Flowray for a digital gas flow measurement and recording device. Given the nature of our revised business plan, it is likely that a potential target company will directly hold intellectual property, which may consist of patents, licenses, copyright, industrial designs, drawings or other proprietary rights to the product or service. We expect research and development to be a significant expense item for both Flowstar/Flowray and Ellycrack, but have not yet progressed sufficiently on our business plan to estimate the amounts required.

REGULATORY

As at our fiscal year end, we are subject to certain regulatory matters related to the business operated by Flowstar and Flowray. This is related to the various legal and regulatory guidelines affecting the sale and service of oil and gas products in the US, Canada and elsewhere. Any potential acquisition of a target company or interest in a target in the oil and gas industry will be subject to standardized safety tests and must be certified as explosion proof prior to commercialization of any product. These tests are conducted by the Underwriters Laboratory, and if in Canada, the Canadian Standards Association. Any potential product that is involved in the measurement of flows or quantities of natural gas or petroleum liquids or products will also likely be subject to certification by regulatory authorities to ensure that the product accurately measures quantities in a production setting. In addition, any other potential acquisition of a target company or interest in a target in the oil and gas industry or in any related industry will be subject to the same and possibly additional rules and regulations.

ITEM 2. DESCRIPTION OF PROPERTY

Principal Business Offices

Our offices are located at 8711 – 50th Avenue, Edmonton, Alberta, Canada T6E 5H4 and Suite 300, 400 – 5th Avenue SW, Calgary, Alberta, Canada T2P 0L6. In the Edmonton office we currently occupy approximately 750 square feet and the premises are rent-free, as they are also the offices for Flowstar. Flowstar has entered into a lease for approximately 5,987 square feet of office space in Edmonton, Alberta on a month to month basis at monthly rent of Cdn $4,190 (approximately $3,450). The Calgary office consists of approximately 415 square feet on a term expiring November 30th, 2005 at a monthly rent of Cndn $2,940 (approximately $2,420). As we proceed with the further implementation of our business plan, we will likely relocate to larger premises under a commercial lease arrangement.

Neither Wescorp nor the Flowstar Group has any plant or equipment. Wescorp has only computer hardware and software for the operation of our offices.

We do not intend to invest in real estate but may acquire interests in oil and gas properties.

ITEM 3. LEGAL PROCEEDINGS.

There was an action brought by Mark Baum against Wescorp (Baum v. Wescorp Energy Inc., f/k/a CTI Diversified Holdings, Inc., case number 50T 181 00033 04 - American Arbitration Association, International Centre for Dispute Resolution). The case was commenced January 15, 2004 and the hearing thereon was held in October 2004. The claim was for $300,000 plus attorney’s fees and costs. Principal parties were Baum and Wescorp. Baum’s claim was based on a purported agreement whereby he or an affiliate were to provide various services to Wescorp for payments of $6,000 per month in Wescorp stock payable six months in advance. (When the purported agreement was allegedly made in July 2003, the stock was trading at a much lower price than at this time). The Company was successful in its arbitration hearings with Mr. Baum. Wescorp was awarded $42,471 plus court costs. Mr. Baum appealed the judgment subsequent to the year end. The final determination of the case at this time is not certain, nor is it certain when the company will receive the court awarded award and costs (if any).

Subsequent to the quarter ended June 30, 2004, the British Columbia Advanced Systems Foundation (the "Foundation") commenced an Arbitration Claim against Wescorp under the rules of the British Columbia International Commercial Arbitration Centre, #104 – 1260 Hornby Street, Vancouver, British Columbia, V6Z 1W2. The Claim was based on a loan agreement dated August 10, 1999 between the Foundation and our former subsidiary Sentry Telecom Systems Inc. ("Sentry"), as amended by a loan amendment agreement dated April 30, 2002 among the Foundation, Sentry and our company. Under the original loan agreement, the Foundation loaned Cdn$200,000 (US$146,000) to Sentry for research and development work. In addition to repayment of the loan, Sentry also agreed to pay the Foundation Cdn$70,000 (US$51,100) twelve months after project completion. Pursuant to the amendment agreement, the Foundation exercised a right to convert the outstanding indebtedness of Cdn$270,000 into shares of the Company’s common stock on the basis of one share for each US$0.2905 of debt, for a total of 592,826 restricted Wescorp shares. The Foundation claimed that the Company failed to issue the Company shares to the Foundation in compliance with the Securities Act of 1933. Subsequent to the year end, the Company settled the claim by issuing ASI the stock originally claimed (592,826 Wescorp shares).

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No stockholders meetings were held in 2004.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Our common shares trade on the NASDAQ Over-the Counter Bulletin Board (“OTCBB”) under the symbol WSCE. The following table sets forth the high and low bid prices for our common stock as reported by the OTCBB for each of the fiscal quarters in 2003 and 2004, being the most recent practical date for this report.

	OTCBB
	High (1)	Low(1)	Close(1)	Volume
2003
First Quarter	$0.31	$0.14	$0.22	5,156,200
Second Quarter	$0.33	$0.12	$0.26	5,003,600
Third Quarter	$0.60	$0.15	$0.54	6,152,800
Fourth Quarter	$0.62	$0.41	$0.50	2,976,045
2004
First Quarter	$1.34	$0.50	$1.28	5,479,121
Second Quarter	$1.63	$0.44	$0.44	12,962,800
Third Quarter	$0.78	$0.35	$0.62	5,294,756
Fourth Quarter	$0.95	$0.54	$0.79	4,018,376
2005
First Quarter	$1.40	$0.99	$1.07	12,188,788

As of April 21, 2005, the last reported sales price for shares of our common stock was $0.86.

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

At March 31, 2005, there were 36,146,186 common shares outstanding. At March 24, 2005, there were 1200 holders of record of our common stock and 77 holders of 13,050,494 of our outstanding warrants.

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

RECENT SALES OF UNREGISTERED SECURITIES

The following is a history of our sales of unregistered securities over the year (please see our 8-K’s filed in previous quarters for more information.)

On March 15, 2004, the Company completed a private placement of 926,000 units at the price of $0.50 per unit for total proceeds of $461,000. Each unit consists of one share of common stock and one full common stock warrant. One full warrant entitles the holder to purchase one additional common share at a price of $0.50 per share at any time until the close of business on March 15, 2006. The shares and warrants were issued to non-U.S. persons outside the United States in reliance upon an exemption from registration under Regulation S of the Securities Act of 1933, as amended. The Company used the proceeds of the private placement for general working capital.

On March 15, 2004, the Company completed the first tranche of a private placement of 1,740,000 units at the price of $0.50 per unit for total proceeds of $870,000. Each unit consists of one share of common stock and one-half of one common stock warrant. One full warrant entitles the holder to purchase one additional common share at a price of $1.00 per share at any time until the close of business on March 15, 2005. The shares and warrants were issued to non-U.S. persons outside the United States in reliance upon an exemption from registration under Regulation S of the Securities Act of 1933, as amended. The Company used the proceeds of the private placement for general working capital.

On April 16, 2004, the Company completed the second tranche of a private placement of 565,000 units at the price of $0.50 per unit for total proceeds of $282,500. Each unit consists of one share of common stock and one-half of one common stock warrant. One full warrant entitles the holder to purchase one additional common share at a price of $1.00 per share at any time until the close of business on April 16, 2005. The shares and warrants were issued to non-U.S. persons outside the United States in reliance upon an exemption from registration under Regulation S of the Securities Act of 1933, as amended. The Company used the proceeds of the private placement for general working capital.

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

Also during the period, the company issued 300,000 shares to Ellycrack AS in exchange for 400,000 shares of Ellycrack AS. The shares have been recorded as an investment at the fair market value of the Company's stock on the date of issue at $0.45 per share for a total investment of $135,000. See above “Actual and Proposed Acquisitions”, Item B.

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

(a) Stock Purchase Warrants

We have authorized and issued a total of 8,983,423 Common Stock Purchase Warrants as at December 31, 2004. The following table sets forth the terms and exercise price of all issued and outstanding warrants.

		Exercise
Date issued	Number of Warrants	price	Expiry date
February 2002	300,000	$0.25	December 2006
March 2003	1,500,000	$0.15	March 2006
June 2003	1,000,000	$0.15	June 2008
September 2003	571,429	$0.35	September 2005
December 2003	700,000	$0.25	December 2006
December 2003	2,833,494	$0.35	December 2005
March 2004	1,796,000	$0.50	March 2005
April 2004	282,500	$0.50	April 2005
	8,983,423

Please see our Form 10-QSB for the period ending June 30, 2004 for more information regarding Common Stock Purchase Warrants issued during 2004.

(b) Stock Purchase Options

There are no Stock Purchase Options.

(c) Dividends

We have not paid any cash dividends since inception. We do not intend to pay cash dividends in the foreseeable future, but intend to retain earnings, if any, for use in our business operations.

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Prior to 2004, we had not generated any revenues from products, services or operations since the inception of our company. In 2004, the Company is recording revenue from the acquired the operating businesses of Flowstar, Flowray and their affiliated companies. As such, we are including herein a discussion of our plan of operation for the next 12 months for our updated business plan.

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

Over the past nine months, we have integrated the operations of Flowstar and Flowray into our corporate structure and have prepared a comprehensive updated plan to capitalize on the competitive advantages of the DCR-900 product in Canada. Over the next several months, Management will be drawing up a plan of action to manufacture and distribute the DCR-900 product throughout North America and the rest of the world.

The Company has nearly completed a financing by way of a convertible debenture to certain investors for an aggregate amount of $1,656,819. The debenture is secured by the assets of Flowstar and carries interest at 14% payable at the due date of December 31, 2005. The debt is convertible into Units of the Company at a price of $0.90 per Unit. Each Unit purchased hereunder is comprised of One (1) common share of the Corporation (the "Common Share(s)") and One (1) Common Share purchase warrant (the "Warrant(s)") each of which may be exercised at any time up to December 31, 2006 as follows:

(a) if exercised on or before December 31, 2005 the holder of each Warrant shall be entitled to purchase one (1) Common Share for each Warrant held for $1.00 per Common Share; and

(b) thereafter until December 31, 2006 the holder of each Warrant shall be entitled to purchase one (1) Common Share for each Warrant held for $2.00 per Common Share.

Our operations have been funded to date by debt and equity financing. With the acquisition of Flowstar in 2004, we hope to achieve a positive operating cash flow in the 2005 fiscal year. However, in the event that this does not occur, we will be relying on debt and equity financings as sources of funding in order to provide our Company with sufficient capital to continue our development and operational plans. There can be no assurance that the past trend will continue, which would significantly affect the financial condition of our Company and our ability to effectively implement the proposed business plan for Flowstar and Ellycrack.

Over the next 12 months, we also plan to closely monitor and implement solutions to successfully manage our proposed future growth. This will include:

1.	Improvement of controls to ensure that information is processed in a timely and efficient manner so that Regulatory Compliance requirements are met. This will also safeguard assets more effectively.

2.
Retention of key management and staff with an emphasis on proper training and ongoing professional development to ensure we are up to date with the latest developments that affect our target industries

3.	Identification of potential markets for current products and those under development to ensure we can optimize our revenues to generate profits and positive cash flows.

Until the Flowstar and Flowray operations become cash flow positive, Wescorp’s cash on hand is currently our only source of liquidity. We do not have any lending arrangements in place with banking or financial institutions. We hope to secure conventional bank financing (line of credit) for Flowstar and Flowray in 2006, after paying out the convertible debenture financing noted above.

We believe that, with the successful completion of our current convertible debenture financing, our cash balances will be sufficient to carry our normal operations for the next twelve months, before any cash requirements that may be needed for target investments or acquisitions (which would otherwise accelerate our need to raise additional cash). To the extent that we require additional funds to support our operations or the expansion of our business, we may sell additional equity or issue debt. Any sale of additional equity securities will result in dilution to our stockholders. There can be no assurance that additional financing, if required, will be available to our company or on acceptable terms.

We anticipate that the only major purchases of capital assets in the next 12 months will be the building of the Ellycrack Pilot Plant. However, there may be some purchases of office equipment and shop equipment for Flowstar. Also, Flowstar will be conducting some research and development in its ongoing program to maintain the competitive advantage of its products. Wescorp’s current corporate employee count is expected to increase shortly with the hiring of a full time corporate controller. There may be some services that Wescorp will contract out for, given the specialized nature of the business of Flowstar. With the change in our business plan, we anticipate that any change in capital assets, research and development and employees would be subject to change in any targeted operating business that we may acquire, including that of Flowstar and Ellycrack.

Summary Financial Information – Fiscal Years 2002 - 2004

The following table sets forth selected financial data of the Company for the periods indicated. The selected financial data for the years ended December 31, 2002, 2003 and 2004. The 2003 and 2004 results have been derived from the Company’s audited financial statements, which appear elsewhere in this Annual Report. The following unaudited summary financial information, in the opinion of management, has been prepared on the same basis as the audited financial statements and contains all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial condition and results of operations for such periods. The table sets forth, in US dollars, the selected financial data as prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”).

The results for the periods presented are not necessarily indicative of the results that may be expected for any future period. The financial data should be read in conjunction with the Financial Statements of the Company and Notes thereto included elsewhere in our Form 10 KSB.

	Year ended December 31,
Statement of Losses	2004	2003	2002
Revenue	$1,228,531	$-	$-
Operating expenses	3,812,210	785,345	566,113
Loss from operations	(3,326,006)	(785,345)	(566,113)
Net loss for the year	(3,783,777)	(259,934)	(1,703,039)
Weighted average shares	32,601,255	22,946,766	18,930,627
Outstanding
Loss from operations per share	$(0.10)	$(0.05)	$(0.04)
Net income (loss) per share	$(0.13)	$(0.05)	$(0.09)

	As at December 31,
Balance Sheet	2004	2003	2002
Total assets	$6,179,610	$2,223,340	$8,615
Current liabilities	3,204,843	259,185	408,881
Long term liabilities	851,572	1,677,227	684,837
Total stockholders equity (deficiency)	2,123,195	286,928	(1,085,103)

Note that a substantial part of the assets shown for 2003 are notes from companies that have become wholly owned subsidiaries in 2004, and consequently when consolidated will no longer be carried as assets.

Results from Operations – 2004 Compared to 2003

We incurred a loss from operations in 2004 of $3,326,006 as compared to a loss of $785,345 in 2003. Total other expenses in 2004 totaled $457,771 (2003 - $381,463). However, 2003 showed a net gain as a result of the sale of its two subsidiaries of $598,537). This caused the company to show net loss for the 2004 fiscal year of $3,783,777 (before a foreign currency translation loss of $378,655) as compared to a net loss of $259,934 for 2003 (net of an income tax benefit of $308,337).

The Company's operating loss for fiscal 2004 consists of general and administrative costs totaling $3,812,210 as compared to $785,345 for fiscal 2003. The increase was primarily due to the integration of the Flowstar and Flowray operations, and higher consulting, legal/accounting and travel costs .Company management endeavored to minimize any ongoing administrative costs in the year.

The Company had a loss from other items of $457,771 for the 2004 fiscal year compared to $381,463 for fiscal 2002. The loss from other items for fiscal 2004 consists primarily of interest paid on a loan from a company controlled by a director (2003 – for interest paid on the loan received early in 2003 from the same related party, as well as other bank charges).

Liquidity and Capital Resources – 2004 Compared to 2003

Up to the second quarter of 2004, we have been dependent on investment capital and debt financing from our shareholders as our primary source of liquidity. Before 2004, we had not generated any revenue or income from our operations. We had an accumulated deficit at December 31, 2004 of $10,582,802, primarily as a result of a loss for the year ended December 31, 2001 of $4,823,584 (2003 – $6,799,025). Our net loss for fiscal 2004 was $3,783,777 (2003 – $259,934). The significant loss from operations in fiscal 2001 reflects the Company's decision to write down several of its long term investments to their estimated market values, as well as the closure of the foreign operations of our subsidiary, Cobratech.

During 2004, our cash position decreased to $50,398 from $113,886. We used $1,377,995 for operations in fiscal 2004 compared to net cash outflows of $495,260 in 2003. We also used $5,853 in investing activities for the purchase of capital assets and investments during the 2004 year versus $2,109,454 in 2003. The net cash used in operating and investing activities was financed by $1,559,591 from financing activities ($2,727,407 in 2003), resulting in a net increase in our cash position before the effects of foreign exchange for the year of $63,488 (2003 - $122,693). The sources of cash flow from financing activities for the year consisted of the sale of company stock of $1,740,500 (2003 – $1,135,048), net of a reduction in advances from shareholders of $30,909 (2003 – $128,572). The Company also financed the acquisition of one of its subsidiaries (Vasjar) with a deferred share issuance, which resulted in a current note payable of $265,786 (2003 – Nil) and a long term note payable of $851,572 (2003 – NIL). Both amounts will be paid with the issuance of Company shares. Finally, Wescorp issued 2,400,000 Company shares for the purchase of Vasjar stock (see above), 600,000 Wescorp shares for the purchase of shares of Synenco Energy Inc. and 400,000 Wescorp shares for the purchase of Ellycrack AS stock. During 2004, Wescorp raised $1,740,500 (2003 - $1,135,048) from private placements which includes $125,000 from the exercise of outstanding warrants (2003 – NIL).

At the end of fiscal 2004, we had current assets totaling $1,197,954 compared to $113,886 at the end of fiscal 2003. Our fixed assets at the end of fiscal 2004 were $105,838 compared to $ NIL in 2003, reflecting the acquisition of the Flowstar and Flowray assets as well as the purchase of computer hardware and software. We showed investments and deposits totaling $4,875,818 in 2004 compared to a figure of $2,109,454 for investments and notes receivable in 2003.

The Company had $3,204,843 in current liabilities at the end of fiscal 2004 compared to $1,936,412 at the end of fiscal 2003. We had long term liabilities of $851,572 at the end of fiscal 2004 compared to $NIL at the end of fiscal 2003. Long term debt of $1,979,593 owing to a company controlled by a director was retired immediately after the year end, as the holder converted the debt to Units of the company at $0.87 per unit (see Part I, Item 1, “Our Revised Business Plan” above).

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

ITEM 7. FINANCIAL STATEMENTS.

The financial statements required by this Item begin on Page F-1 of this Form 10-KSB, and include:

-	the report of independent accountants

-	consolidated balance sheets as of December 31, 2004 and 2003

-	consolidated statements of operations, cash flows and stockholders' deficiency for the years ended December 31, 2004 and 2003 and the period from August 31, 1998 (inception) to December 31, 2004

-	notes to the consolidated financial statements.

ITEM 8A. CONTROLS AND PROCEDURES.

Doug Biles, our Principal Executive Officer and Terry Mereniuk, our Principal Financial Officer, have established and are currently maintaining disclosure controls and procedures for our Company. The disclosure controls and procedures have been designed to ensure that material information relating to our Company is made known to them as soon as it is known by others within our Company.

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

PART III

ITEM 9. DIRECTORS, EXECUTVE OFFICERS, PROMOTERS AND CONTROL PERSONS

The following table sets forth the names, ages and positions of the current and nominee directors and executive officers of the Company.

Name	Age	Position
Doug Biles	58	Director
		President & CEO, Secretary, Treasurer (May 28, 2004) to present
John Anderson	41	Director
		Past President & Past CEO (March 31, 2003 – (May 28, 2004), Secretary
		Treasurer
Alfred Comeau	59	Director
Terry Mereniuk	45	Director and CFO
Donald Farnell	61	Director March 26, 2002 – March 31, 2003
		Chairman June 26, 2002 – March 31, 2003
		President & CEO, Secretary, Treasurer March 26, 2002 – March 31, 2003
		Acting CFO June 28, 2002 – February 28, 2003

Mr. Doug Biles P. Eng.

Doug Biles was appointed director, President and Chief Executive Officer of Wescorp on May 28, 2004.

Mr. Biles has over 30 years experience in the upstream petroleum industry. Previously Mr. Biles held positions of Director, President, CEO and Chairman of companies in both the public and private sector. Mr. Biles holds a BSc in Biochemistry and a BSc in Chemical Engineering from the University of Calgary and is a member of APEGGA and the Society of Petroleum Engineers.

Mr. John Anderson

John Anderson was President and CEO of Wescorp from March 31, 2003 until Mr. Biles’ appointment on May 28, 2004. Mr. Anderson has been Secretary/Treasurer since April 24, 2003 and a director of Wescorp since October 4, 2001. His term as a Director of the Company runs until the next meeting of the shareholders unless earlier terminated.

Mr. Anderson has over thirteen years' experience in financial consulting, investor relations, and real estate management positions. Previously Mr. Anderson held the position of Director of Investor Relations of Bema Gold Corp. and its subsidiary, and was a Director of Hong Kong based Meyers Capital Inc. He has also held positions with Manulife Real Estate and W.H. Bosley & Co., managing commercial real estate portfolios in Seattle, Washington as well as Vancouver and Toronto, Canada. He is currently President and CEO of Keygold Corp. (which is engaged in mineral exploration in China, Mongolia and Kazakstan), a Director of Brett Resources Inc. and Axiom Consulting Corp. Mr. Anderson holds a B.A. from the University of Western Ontario.

Mr. Alfred Comeau P. Eng.

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

Mr. Terry Mereniuk, B Comm, CA, CMC

Mr. Mereniuk was appointed as a Director on March 5, 2003 and as our Chief Financial Officer on April 9, 2003. He served as the Chief Financial Officer for A. Comeau & Associates Ltd. from December 1999 until the buyout in April 2002. He became the Finance Manager for the successor company, providing financial and transitional assistance until early 2003. He is currently acting CFO for another oil industry firm. From 1991 until December, 1999 he served as an Associate with Williams Krull Chartered Accountants, a public accounting firm, where he provided a full complement of financial services to his clients. Mr. Mereniuk received his B. Comm. from the University of Alberta in 1981 and is also a Chartered Accountant and a Certified Management Consultant.

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

Audit Committee

We do not have a separately-designated audit committee of the Board or any other Board-designated committee. Audit committee functions are performed by our Board of Directors.

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

ITEM 10: EXECUTIVE COMPENSATION

The following table sets forth information with respect to the annual and long term compensation for the last three fiscal years for our President and Chief Executive Officer and our other executive officers, including former executive officers and executive officers of our wholly owned and controlled subsidiaries during the fiscal years ended December 31, 2004, 2003, and 2002. None of our other officers or those of any of our subsidiaries earned greater than $100,000 in total salary and bonus during the years ended December 31, 2004, 2003 and 2002.

Summary Compensation Table

Annual Compensation	Long Term Compensation

Name and Principal Position	Year	Salary ($)	Other Annual Compensation ($)	Restricted Stock Awards	Securities Underlying Options/SAR	All other Compensation ($)
Doug Biles, President, Chief Executive Officer	2004	$48,000	$NIL	-	-	-
John Anderson, Former Chief Executive Officer (1)	2004	$NIL(1)	$60,000(1)	(1)	-	(see Compensation of Directors) (1)
	2003	-	$120,000(1) $40,000(3)	(1)	1,000,000 shares (see Compensation of Directors) (1)	(see Compensation of Directors) (1)
	2002	-	-	-	150,000 shares (see Compensation of Directors) (1)	-
	2001	-	-	-	-	-

Donald Farnell, Former Chief Executive Officer (2)	2003	-	$15,000(2)	-	-	(see Compensation of Directors)
	2002	-	$33,912(2)	-	-	(see Compensation of Directors)
	2001	-	$84,780(2)	-	-	-
Terry Mereniuk , CFO (3)	2004	-	$60,000(3)	-	-	(see Compensation of Directors)
	2003	-	$40,000(3)	(3)	500,000(3)	(see Compensation of Directors)

(1) Mr. Anderson has served as President and Chief Executive Officer from April 9, 2003 to May 28, 2004. Mr. Anderson, along with Rene Palsenbarg, another Director were awarded 150,000 share purchase warrants expiring December 2006 on February 21, 2002, exercise price $0.25/share for services as a Director; closing market price on date of grant was $0.33/share. His 1,000,000 share Warrant, received June 1, 2003, expiring June 2008, exercise price $.15/share was in exchange for services; closing market prices on May 31, 2003 was $0.24/share; based on that date he received “Other Annual Compensation” thereon of $0.09 x 1,000,000 = $90,000. The $60,000 remuneration in 2004 and $40,000 remuneration in 2003 was only receivable in the form of common shares at $0.20/share, registered under Form S-8, see Item 4, Equity Compensation for details; closing market price on date of grant (July 1, 2003) was $0.26/share, on effective date (4/1/03) was $0.21/share. Based on date of grant, he received “Other Annual Compensation” of $0.05 x 600,000 = $30,000.

(2) Mr. Farnell served as Chief Executive Officer of Wescorp during the period June 8, 2001 to October 3, 2001. He was reappointed Chief Executive Officer of Wescorp on March 26, 2002, until his resignation on March 31, 2003. He was paid $8,478 per month for April 2002 through July 2002. He was paid through Communication Management Group Ltd. (“CMGL”), a company owned by his wife.

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

(3) Terry Mereniuk, CFO joined Wescorp in 2003 and served a partial year. His remuneration, as was Mr. Anderson’s, was in his capacity as Director rather than Officer and was in the form of payment of consulting fees rather than as a salary per se; closing market price on date of grant (July 1, 2003) was $0.26/share, on effective date (4/1/03) was $0.21/share. The $60,000 remuneration in 2004 and $40,000 remuneration in 2003 was only receivable in the form of common shares at $0.20/share; Mr. Comeau received $30,000 remuneration in 2004 and $20,000 remuneration in 2003, which was also only receivable in the form of common shares at $0.20/share. See Item 4, Equity Compensation for details. His Warrant was for his services in arranging for a loan from a Company owned by Mr. Comeau, who thereafter also became a Director. Mr. Mereniuk’s Warrant for 500,000 shares was granted March 3, 2003, as was Mr. Comeau’s (a Director) for 1,000,000; both were priced at $0.15/share, and the closing market price at the date of grant was $0.21/share, which accounted for “Other Annual Compensation” for Mr. Mereniuk of $0.06 x 500,000 = $30,000, and Mr. Comeau of $0.06 x 1,000,000 = $60,000. Both Warrants expire June 2006.

(4) Officers and Directors as of year-end had 4,150,000 shares of restricted stock subject to option if the entire amount earned in lieu of salary (1,500,000 shares over two years) was included. Market value as of December 31, 2003 was $.50 x 4,150,000=$2,075,000.

Compensation of Directors

On February 21, 2002, Mr. John Anderson and Mr. Rene Palsenbarg, as Directors were issued 150,000 stock purchase warrants at $0.25 per share, for services rendered as directors; closing market price at date of grant was $0.33/share. The warrants have a cashless exercise price. In lieu of exercising this warrant, the holder may elect to receive shares of common stock equal to the “Value” of the warrant. “Value” is calculated as follows;

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

(1), (3) The Company as of July 1, 2003 (see our Form 10-QSB Item 5 for the period ending 9/30/2003 for details) entered into a consulting agreement with each our three Directors, namely Messes. John Anderson, Terry Mereniuk and Alfred Comeau. The agreements became effective for the period from April 1, 2003 and with an initial term of two years unless terminated by the Company. The monthly fee for two consultants is $5,000 each and the other consultant receives $2,500 per month. The consultants are to be paid in common stock, with a deemed price of $0.20 per share; closing market price on date of grant (July 1, 2003) was $.26, which was $.05 less than market, as of April 1, 2003 was $.21/share, which was $.01 less than market.. The shares have not yet been issued and are to be issued under an S-8 registration. See Item 4, Equity Compensation.

(3) Pursuant to a settlement agreement dated November 13, 2003, Mr. Donald Farnell received Cdn $25,000 (approximately $15,000) in December 2003 and is to receive Cdn$10,000 (approximately $7,500) per month and 3% of the gross proceeds of any equity financing completed by the Company subject to a maximum payment of Cdn$50,000 (approximately $37,500) in respect to each financing. To December 31, 2004, consulting fees paid to Mr. Farnell totaled Cdn$137,500 (approximately $110,000). The total payment in aggregate will not exceed Cdn$200,000 (approximately $160,000). The balance of the amount owing (approximately Cdn$62,500 or $50,000) will be paid in 2005.

We do not regularly compensate our directors for their time spent on behalf of our company, but they are entitled to receive reimbursement for all out of pocket expenses incurred for attendance at our Board of Directors meetings. No reimbursements were made in the 2004 year.

Option/SAR Grants Table

Option/SAR Grants in Last Fiscal Year
(a)	(b)	(c)	(d)	(e)	(f)
Name	Number of Securities Underlying Options/SAR Granted (#)	% of Total Options/SAR Granted to Employees in Fiscal Year	Exercise or Base Price ($/Sh)	Market price on date of Grant	Expiration Date
John Anderson CEO	300,000	40%	$0.20	$0.26	---------------
Terry Mereniuk	300,000	40%	$0.20	$0.26	---------------

CFO
Alfred Comeau	150,000	20%	$ 0.20	$0.26	---------------

Please see Item 4 “Equity Compensation Plans” for more detail on the vesting of these Shares for salary granted to the three Directors. There were no options granted to employees during 2004. There were various grants to consultants and independent contractors as specified in Item 4 and Item 12

Aggregated Option/SAR Exercises in Last Fiscal Year and FY-End Option/SAR Value Table

Aggregate Option/SAR Exercises in Last Fiscal Year and FY-End Option/SAR Values
(a)	(b)	(c)	(d)	(e)
Name	Shares Acquired on Exercise (#)	Value Realized ($)	Number of Securities Underlying Unexercised Options/SARs at FY- End (#) Exercisable/Unexercisable	Value of Unexercised In-the- Money Options/SARs at FY-End ($) Exercisable/Unexercisable
John Anderson CEO	-------------	-------------	1,675,000/ 75,000	$1,135,750/$59,250
Alfred Comeau and related company (Director)	-------------	------------	1,262,500/ 37,500	$847,375/$29,625
Terry Mereniuk CFO	--------	--------	1,025,000/ 75,000	$734,750/$59,250

Closing share price in determining the net value was $0.79/share. At the current share price, the above values would be considerably greater. AHC, an affiliate of Mr. Comeau, at year end had 1,000,000 shares subject to a Warrant (see above) with a net value of $640,000 (2003 – $350,000), and Mr. Comeau had 262,500 shares (2003 – 112,500 shares) due for Directors fees with net value of $207,375 (2003 – $33,750), and 37,500 unearned shares (2003 – 187,500 unearned shares) for fees with year end net value of $29,625 (2003 – $56,250).

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

Employment Agreements

We do not have written employment agreements with any of our key employees. One will be drawn up shortly for Mr. Doug Biles. However share being received in lieu of salary by Directors have a different vesting schedule depending upon whether a Director voluntarily resigns, in which case the salary and shares therefore cease, or is terminated, in which case the salary continues for the entire two year term and the shares in lieu of also continues. Also see Item 4 “Equity Compensation”.

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information, as of March 31, 2005 with respect to any person (including any “group”, as that term is used in Section 13(d)(3) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) who is known to the Company to be the beneficial owner of more than five % of any class of the Company’s voting securities, and as to those shares of the Company’s equity securities beneficially owned by each its director, the executive officers of the company and all of its directors and executive officers of the Company and all of its directors and executive officers as a group. Unless otherwise specified in the table below, such information, other than information with respect to the directors and officers of the Company, is based on a review of statements filed, with the Securities and Exchange commission (the “Commission”) pursuant to Sections 13 (d), 13 (f), and 13 (g) of the Exchange Act with respect to the Company’s Common Stock. As of March 31, 2005, there were 36,146,186 (May 12, 2004 – 34,037,615) shares of Common Stock outstanding.

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

The table also shows the number of shares beneficially owned as of March 31, 2005 by each of the individual directors and executive officers and by all directors and executive officers as a group.

Beneficial Ownership Table
(Management)
Title of Class	Name and address	Principal Position	Number of shares beneficially owned	% of Class (6)
Common Stock	Doug Biles 8711 50 Avenue Edmonton, Alberta Canada T6E 5H4	President & CEO, Director	0	0.0%
Common Stock	Donald Farnell (1) 507 Jefferson Avenue Coquitlam, British Columbia, Canada V3J 3T7	Past President & past CEO, former Director, Past CEO, former Director and past President of Sentry	0	0.0%
Common Stock and Warrants	John Anderson (2) (3) 1300 – 885 West Georgia Street, Vancouver, British Columbia, Canada V6C 1L2	Director, Past President & Past CEO, Secretary and Treasurer	1,942,450	4.42%

Common Stock and Warrants	Terry Mereniuk (3) (4) 8711 50 Avenue Edmonton, Alberta Canada T6E 5H4	Director, CFO	1,122,000	2.95%
Common Stock and Warrants	Alfred Comeau (3) (5) 52023 Range Road 231 Sherwood Park, Alberta T8B 1A2	Director	1,300,000	2.55%
		Officers and Directors as a Group	4,364,450	9.92%

(1)
Mr. Farnell resigned his positions on March 31, 2003. The Company agreed to pay to Mr. Farnell unpaid consulting fees up to a maximum of $150,000 earned while he was with the company. (See Compensation of Directors).

(2)
Pursuant to a consulting agreement effective April 1, 2003, the Company has agreed to issue Mr. Anderson 25,000 common shares at a deemed price of $0.20 per share ($5,000 per month) for services as a consultant. The above noted total includes these shares beneficially owned as of the date hereof. As of the date hereof, the shares have not been issued. The amount also includes warrants exercisable under terms disclosed in Item 10 “Compensation of Directors”.

(3)	The address for all of our Directors and Officers is 8711 – 50 Avenue, Edmonton Alberta Canada T6E 5H4.

(4)
Pursuant to a consulting agreement effective April 1, 2003, the Company has agreed to issue Mr. Mereniuk 25,000 common shares at a deemed price of $0.20 per share ($5,000 per month) for services as a consultant. The above noted total includes these shares beneficially owned as of the date hereof. As of the date hereof, the shares have not been issued. Includes the exercise of warrants to purchase 500,000 shares of common stock at a price of $0.15 at any time prior to March 6, 2006.

(5)
Pursuant to a consulting agreement effective April 1, 2003, the Company has agreed to issue Mr. Comeau 12,500 common shares at a deemed price of $0.20 per share ($2,500 per month) for services as a consultant. The above noted total includes these shares beneficially owned as of the date hereof. As of the date hereof, the shares have not been issued. Includes the exercise of warrants to purchase 1,000,000 shares of common stock at a price of $0.15 at any time prior to March 6, 2006.

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

Notes: The above includes:

(1)
Three directors are to receive shares in lieu of compensation payments valued @ $0.20/share amounting to 62,500 shares per month for a two year period commencing April 2003; shares to be registered; no shares have as yet been issued, the full amount or 1,500,000 shares have been earned to date. See the Company Form 10-Q for the period ending September 30, 2003 for more detailed information;

(2)	Management intends to implement an employee stock incentive plan in 2005. The exact details have not yet been determined.

An S-8 registration is proposed to be filed soon respecting shares required to be registered; additional shares or warrants among those listed above as not registered may be registered and additional employee or consultant shares may from time to time be issued and registered. The above does not include shares to be issued in conjunction with the Vasjar, or Ellycrack acquisitions (See Business), although said parties or affiliates may also act as service providers after said acquisitions are affected. Also not included are conversions of debt for shares by persons who were service providers for other than goods or services.

ITEM 12. INTEREST OF MANAGEMENT AND OTHERS IN CERTAIN TRANSACTIONS

In February 2002, Mr. Anderson received 150,000 warrants to purchase our common stock for services rendered as Directors. (See Item 10 “Executive Compensation”).

On December 2, 2002, Mr. John Anderson, a shareholder, Director, Former President and Former CEO, Secretary and Treasurer of our Company, agreed to convert $107,742 of loans and accrued interest advanced to our Company into 215,484 common shares, which were issued in May 2003. The advances were subject to interest at Canadian bank prime plus 5% per annum, compounded monthly and were due on demand. The interest accrued on these advances was $8,242. The conversion was valued at an agreed price of $0.50 per share, which was significantly in excess of the trading price at the time of conversion.

On January 28, 2003, we entered into an agreement with AHC Holdings Inc., under which AHC would lend our Company up to $2.0 million Canadian dollars or the approximate equivalent of $1,273,000 US dollars. AHC is a private company beneficially owned and controlled by Mr. Alfred Comeau, a Director of our Company. The loan has been structured as a borrowing facility, is unsecured and all advances bear interest at 15% per annum, compounded semi-annually. All advances, regardless of the date advanced, are due on December 31, 2005. As of the date hereof, we have borrowed the full amount (2002 - $1,435,161 Canadian dollars or approximately $913,000). As a bonus for providing the loan, AHC also received a warrant to purchase 1,000,000 common shares of our stock at a price of $0.15 per share. The warrant is exercisable at any time prior to March 6, 2006. On March 15, 2005, Wescorp entered into a subscription agreement with AHC pursuant to which Wescorp agreed to sell and the Purchaser agreed to purchase 2,212,277 Units at a price of US$0.87 per Unit. Each Unit is comprised of one common share of the Corporation (the "Common Share") and one common share purchase warrant (the "Warrant") each of which may be exercised at any time up to December 31, 2006 as follows:

(a) if exercised on or before December 31, 2005 the holder of each Warrant shall be entitled to purchase one (1) Common Share for each Warrant held for $US1.00 per common share; and

(b) thereafter until December 31, 2006 the holder of each Warrant shall be entitled to purchase one (1) Common Share for each Unit held for US$2.00 per common share.

On March 6, 2003 we issued a warrant to purchase 500,000 common shares of our stock to Mr. Terry Mereniuk, the CFO and a Director of our Company. The warrant is exercisable at a price of $0.15 per share at any time prior to March 6, 2006.

Mr. Farnell a Director, and President, and CEO of Wescorp from March 26, 2002 to March 31, 2003, was paid $8,478 for April 2002 through July 2002, and $nil thereafter. He was paid through Communication Management Group Ltd. (“CMGL”), a company owned by his wife. Mr. Farnell also served as President and CEO for Sentry from September 12, 2000 until October 3, 2001 under a monthly contract of $12,000 Canadian dollars per month (approximately $7,600 US dollars) with CMGL. As at October 31, 2002, CMGL was owed approximately $211,000 for these services to Sentry, which was forgiven by CMGL as of this date. On November 13, 2003 we signed an agreement to settle that indebtedness to Mr. Farnell. Pursuant to the agreement, Mr. Farnell received Cdn$25,000 ($15,000) in December 2003 and Cdn$112,500 in 2004 and is to receive Cdn$10,000 ($7,500) per month and 3% of the gross proceeds of any equity financing completed by the Company after the date of the agreement subject to a maximum payment of $37,500 in respect to each financing. The total payment in aggregate will not exceed Cdn$200,000 ($150,000). The balance of the amount owing (approximately Cdn$62,500 or $50,000) will be paid in 2005.

In April, 2003 we entered in an arrangement with our Directors whereby in lieu of cash payments for fees they would receive shares at a fixed price of $0.20 per share. Two Directors were to be paid 25,000 shares and one Director 12,500 shares each per month for 24 months from April 2003 through March 2005, all registered under Form S-8. The registration has not yet been effected and no shares have been delivered thereto; as of this date, all 24 months of shares have been so accrued for each Director.

On May 14, 2003, we issued 2,033,746 shares of our common stock at an agreed price of $0.50 per share, for an aggregate total of $1,016,873, for the settlement of debts owed by our Company. The price of $0.50 was significantly in excess of the trading price of our stock at the time of the transaction, and was an agreed price between the parties. This issuance included Manado Developments Ltd., which received 608,394 shares, Mr. John Anderson, our President, CEO and Director, who received 215,485 shares (see above), and BGC Consultants, a company owned by a former affiliate of our Company, which received 483,219 shares.

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

April 08, 2004 – Acquired option to obtain licenses to use Ellycrack AS Technology in Canada, the United States and Mexico upon payment of $750,000 per licenses plus pay a 6% royalty.

April 13, 2004 – Acquisition of Flowstar and Flowray effective March 31, 2004 in consideration of cash payments  of Canadian $550,000 pursuant to the share purchase and subscription agreement dated June 09, 2003 as amended  January 14, 2004 (see Item “1 A” above).

April 13, 2004 – Acquisition of Vasjar – in conjunction with the acquisition of Flowstar and Flowray (above),  Wescorp entered into agreements to buy 100% of the outstanding shares of Vasjar Trading Ltd. (“Vasjar”) (a  British Virgin Islands company), who in turns owns 100% of the shares of Quadra International Inc. and Flowstar  International Inc. (both Barbados corporations). Quadra owns the intellectual property rights for the DCR 900  technology described above. The agreement calls for the issuance of Wescorp shares to effect the purchase (see  Item “1 A” above).

May 07, 2004 – Completion of private placement on April 16, 2004 consisting of 565,000 units (consisting of one  common share and one half of one share purchase warrant exercisable at $1.00 until April 16, 2005) at $0.50 per  unit for total proceeds of $282,500. One consultant was issued 230,000 shares for their work on this financing.

Two consultants were issued 750,000 shares each for their assistance in locating and securing an agreement for  the acquisition of Synenco Energy Inc. stock, and for their assistance in locating and securing an agreement for  the acquisition of 100% of the outstanding stock of Flowstar, Flowray and Vasjar (noted above).

Wescorp issued 600,000 shares towards the purchase of 170,000 shares of Synenco Energy Inc.

April 29, 2004 – The Company issued 2.4 million shares as a proposed settlement of the initial share delivery  provisions for the Vasjar acquisition (noted above). Additional shares will be issued in future.

May 12, 2004 – Issued an amendment to the 8K issued May 07, 2004.

Completion of the acquisition of 100% of the shares of Flowstar and Flowray in consideration for the price of  $550,000. Also confirmed the related agreement to acquire 100% of the outstanding shares of Vasjar.

September 28, 2004 – Completion of Memorandum of Understanding for a Joint Venture (“JV”) with Ellycrack  AS of Norway (“Ellycrack”) to exploit Ellycrack’s technologies in the upgrading and transportation of heavy oil.

March 15, 2005 – AHC Holdings Inc. (“AHC”) agreed to convert its outstanding debt (principal and accrued and  unpaid interest) into 2,212,277 units of Wescorp consisting of one common share and one common share purchase warrant exercisable at $1.00 up to December 31, 2005 and at $2.00 up to December 31, 2006.

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

2.3.11*
Share Purchase and Subscription Amending Agreement dated January 14, 2004 among the Company, 1049265  Alberta Ltd., Flowray, Flowstar, New Millennium and Gregory Burghardt. (Incorporated by reference to Form 8-  K/A filed on May 12, 2004).

2.3.12*	Share Purchase Agreement dated as of January 14, 2004 between the Company and Epitihia Trust. (Incorporated by reference to Form 8-K/A filed on May 12, 2004).

2.3.13*	Share Purchase Agreement dated as of January 14, 2004 between the Company and Abuelo Trust. (Incorporated by reference to Form 8-K/A filed on May 12, 2004).

2.3.14*
Letter of Intent dated February 10, 2004 between the Company and Ellycrack AS regarding options to acquire  three licenses in Canada, the United States and Mexico (Incorporated by reference to Form 8-K filed on April 8,  2004).

2.3.15*
Share Purchase Option Agreement dated February 10, 2004 between the Company and Olav Ellingsen regarding  an option to purchase outstanding shares of Ellycrack AS (Incorporated by reference to Form 8-K filed on April 8,  2004).

3.1.5*	Restated Articles of Incorporation of Wescorp Energy Inc filed February 17, 2004.

21.1*	Schedule of Subsidiaries of Wescorp Energy Inc.

23.1*	Consent of Moore Stephens Ellis Foster Ltd. Chartered Accountants

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
* Previously filed

(a) Reports on Form 8-K

April 2, 2004 Form 8-K/A Item 4 respecting change of auditors to Williams & Webster, p.s.

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

The aggregate fees billed by such firm for each of the last two fiscal years for professional services rendered by the Company's principal accountants for the years indicated have been:

AUDIT-RELATED
	AUDIT FEES	FEES	TAX FEES	ALL OTHER FEES

2003	$20,000(estimated)	$10,000(estimated)	-	-
2004	$20,000(estimated)	$10,000(estimated)

The only services performed by our auditors have been for audit and related services and review of filings where such review is required. We intend to utilize our current auditors for certain tax-related services in 2005.

Commencing for services provided after April 24, 2003 the Audit Committee had to pre-approve the Company's use of the Company's independent accountants for any non-audit services. All services of our auditors are approved by our whole Board and are subject to review by our whole Board. Our CFO is a Board Member and he is also responsible for accounting issues for us.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WESCORP ENERGY INC.
By: /s/ Douglas Biles
Douglas Biles, Chief Executive Officer and Director

Date: 22 April 2005

In accordance with the Exchange Act this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Terry Mereniuk
Terry Mereniuk, Chief Financial Officer and Director

Date: 22 April 2005

By: /s/ John Anderson
John Anderson, Secretary / Treasurer and Director

Date: 22 April 2005

By: /s/ Alf Comeau
Alf Comeau Director

Date: 22 April 2005

Wescorp Energy Inc. CONSOLIDATED FINANCIAL STATEMENTS December 31, 2004

F-i

WESCORP ENERGY INC.

F-ii

Board of Directors
Wescorp Energy Inc.
Edmonton, Alberta, Canada

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying consolidated balance sheets of Wescorp Energy Inc. as of December 31, 2004, and the related consolidated statements of operations, stockholders’ equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Wescorp Energy Inc. as of December 31, 2004 and the results of its operations, stockholders’ equity and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2, the Company has incurred an accumulated deficit and negative working capital. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans regarding those matters are described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Williams & Webster, P.S.
Certified Public Accountants
Spokane, Washington
April 14, 2005

WESCORP ENERGY INC.
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2004	2003
ASSETS
CURRENT ASSETS
Cash and equivalents	$48,428	$2,064
Cash trust accounts	1,970	111,822
Accounts receivable	622,657	-
Inventory	510,193	-
Prepaid expenses	14,706	-
TOTAL CURRENT ASSETS	1,197,954	113,886

PROPERTY AND EQUIPMENT, net	105,838	-

OTHER ASSETS
Investments	918,648	400,463
Technology	3,503,824	-
Goodwill	414,073	-
Note receivable	-	1,708,991
Deposits	39,273	-
TOTAL OTHER ASSETS	4,875,818	2,109,454

TOTAL ASSETS	$6,179,610	$2,223,340

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$914,628	$183,410
Other liabilities	265,786	-
Note payable, related party, net of unamortized discount	1,979,593	1,677,227
Due to shareholders	44,836	75,775
TOTAL CURRENT LIABILITIES	3,204,843	1,936,412

LONG-TERM LIABILITIES
Other liabilities	851,572	-
TOTAL LONG-TERM LIABILITIES	851,572	1,677,227

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' EQUITY
Preferred stock, 50,000,000 shares authorized, $0.0001
par value; no shares issued	-	-
Common stock, 250,000,000 shares authorized, $0.0001
par value; 35,017,615 and 25,926,615 shares
issued and outstanding, respectively	3,501	2,592
Additional paid-in capital	13,081,137	7,083,347
Accumulated other comprehensive income (loss)	(378,641)	14
Accumulated deficit	(10,582,802)	(6,799,025)
TOTAL STOCKHOLDERS' EQUITY	2,123,195	286,928

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY	$6,179,610	$3,900,567

The accompanying notes are an integral part of these financials statements.

WESCORP ENERGY INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2004	2003

REVENUES	$1,228,531	$-

COST OF SALES	742,327	-

GROSS PROFIT	486,204	-

EXPENSES
Consulting	2,322,037	321,635
Advertising and investor relations	304,129	92,891
Legal and accounting	545,952	194,857
Wages and benefits	300,525	32,395
Office	20,202	100,637
Travel	99,977	14,003
Amortization of loan discount	107,428	28,927
Engineering expenses	54,809	-
Depreciation	42,238	-
Research and development	14,913	-
TOTAL OPERATING EXPENSES	3,812,210	785,345

LOSS FROM OPERATIONS	(3,326,006)	(785,345)

OTHER INCOME (EXPENSES)
Interest and bank charges	(2,283)	(106,038)
Interest to shareholders and related parties	(452,366)	(269,505)
Loss on disposition of assets	(3,122)	(10,103)
Interest and other income	-	4,183
TOTAL OTHER INCOME (EXPENSES)	(457,771)	(381,463)

LOSS FROM CONTINUING OPERATIONS	-	(1,166,808)

GAIN FROM DISCONTINUED OPERATIONS, NET	-	598,537

LOSS BEFORE INCOME TAXES	(3,783,777)	(568,271)

INCOME TAX BENEFIT	-	308,337

NET LOSS	(3,783,777)	(259,934)

OTHER COMPREHENSIVE LOSS
Foreign currency translation loss	(378,655)	(22,344)

COMPREHENSIVE LOSS	$(4,162,432)	$(282,278)

BASIC AND DILUTED NET LOSS PER SHARE	$(0.13)	$(0.05)

NET INCOME (LOSS) PER COMMON SHARE,
BASIC AND DILUTED FROM DISCONTINUED OPERATIONS	$-	$0.03

WEIGHTED AVERAGE NUMBER
COMMON SHARES OUTSTANDING
BASIC AND DILUTED	32,601,255	22,946,766

The accompanying notes are an integral part of these financial statements.

WESCORP ENERGY INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

				Deficit
	Common Stock			Accumulated	Accumulated
				During	Other	Total
	Number		Additional	Development	Comprehensive	Stockholders'
	of Shares	Amount	Paid-in Capital	Stage	Income (Loss)	Equity

Balance, December 31, 2002	21,644,766	$2,165	$5,429,465	$(6,539,091)	$22,358	$(1,085,103)

Shares issued pursuant to debt settlement agreement in
March and September	248,355	24	72,501	-	-	72,525

Shares issued for services	250,000	25	62,475	-	-	62,500

Warrants issued in conjunction with promissory notes	-	-	104,236	-	-	104,236

Warrants issued for consulting services	-	-	190,000	-	-	190,000

Warrants issued for financing fees	-	-	90,000	-	-	90,000

Common stock issued in private placement at $0.25 per share
and warrants at $0.05 each	3,783,494	378	1,134,670	-	-	1,135,048

Foreign currency translation loss	-	-	-	-	(22,344)	(22,344)

Net loss for the year ended December 31, 2003	-	-	-	(259,934)	-	(259,934)

Balance, December 31, 2003	25,926,615	2,592	7,083,347	(6,799,025)	14	286,928

Common stock issued for acquisition of Vasjar at $0.83 per share	2,400,000	240	1,991,760	-	-	1,992,000

Common stock issued as financing fees	380,000	38	484,162	-	-	484,200
		-				-
Common stock and warrants issued for cash	3,231,000	323	1,615,176	-	-	1,615,499
		-				-
Common stock issued for services	1,580,000	158	1,361,842	-	-	1,362,000
		-				-
Common stock shares committed for Synenco Energy shares	600,000	60	179,940	-	-	180,000
		-				-
Common stock shares issued for Ellycrack shares	400,000	40	239,960	-	-	240,000
		-				-
Warrants exercised	500,000	50	124,950	-	-	125,000

Foreign currency translation loss	-	-	-	-	(378,655)	(378,655)
						-
Net loss for the year ended December 31, 2004	-	-	-	(3,783,777)	-	(3,783,777)
	35,017,615	$3,501	$13,081,137	$(10,582,802)	$(378,641)	$2,123,195

The accompanying notes are an integral part of these financial statements.

WESCORP ENERGY INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,783,777)	$(259,934)
Net (gain) loss from discontinued operations	-	(598,537)
	(3,783,777)	(858,471)
Adjustments to reconcile net loss
to net cash used by operating activities:
Income tax benefit	-	(308,337)
Depreciation	42,238	-
Shares issued for services	1,362,000	62,500
Warrants issued for services	-	190,000
Stock or warrants issued for financing fees	484,200	194,236
Amortization on discount of note payable	107,428	28,927
Impairment of equipment	-	7,193
Decrease (increase) in accounts receivable	(316,671)	-
Decrease (increase) in inventory	(219,277)	-
Decrease (increase) in prepaid expenses	(38,562)	-
Increase (decrease) in accrued interest	452,366	-
Increase (decrease) in income tax payable	-	-
Increase (decrease) in accounts payable and accrued liabilities	532,060	(9,417)
Cash used in discontinued operations	-	198,109
Net cash used by operating activities	(1,377,995)	(495,260)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	(6,686)	-
Cash provided by acquisition	138,291	-
Deposits	(39,273)	-
Investments	(98,185)	(50,000)
Investment in target company	-	(1,708,991)
Deposit on Synenco Energy Inc. share purchase	-	(350,463)
Net cash used in investing activities	(5,853)	(2,109,454)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowing	-	1,751,472
Payments on notes payable	(150,000)	(30,541)
Proceeds (payments) on notes payable, related parties	(30,909)	(128,572)
Sale of stock	1,740,500	1,135,048
Net cash provided by financing activities	1,559,591	2,727,407

Effect of exchange rates	(239,231)	(10,229)

Net increase (decrease) in cash	(63,488)	122,693

Cash, beginning of period	113,886	1,422

Cash, end of period	$50,398	$113,886

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Cash paid for interest and income taxes:
Interest expense	$-	$202,068
Income taxes	$-	$-

The accompanying notes are an integral part of these financial statements.

WESCORP ENERGY INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

	Years Ended December 31,
	2004	2003

NON-CASH INVESTING AND FINANCING ACTIVITIES:

Stock issued for conversion of notes payable, amounts due
to shareholders and accounts payable	$-	$72,525
Stock issued on acquisition of subsidiary	$1,992,000	$-
Warrants issued for services	$-	$190,000
Stock or warrants issued for financing fees	$484,200	$194,236
Shares issued for services	$1,362,000	$62,500
Shares issued for investments	$420,000	$-
Financing of equipment	$78,734	$-

The accompanying notes are an integral part of these financial statements.

WESCORP ENERGY INC. NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS December 31, 2004

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

Wescorp Energy Inc. (“the Company”) was incorporated in Delaware on August 11, 1998. Wescorp changed its business focus in early fiscal 2004, and as a result is no longer considered to be a development stage enterprise. The Company provides expertise to emerging companies by offering timely product solutions and/or strategic investment opportunities in the petroleum production and service industries. Wescorp intends to carry out this mandate through investments in companies or products where early stage product development has been completed. During the year ended December 31, 2004, the Company completed the purchase of two companies, Flowstar Technologies Inc. and Flowray Inc. (collectively called “Flowstar”) involved in the development of products for the petroleum industry. The original purchase agreement of the two companies was amended in 2004 to increase the interest to be acquired by Wescorp from 51% to 100%. (See Note 3.). The target companies were in the start-up phase of operations in 2003. In 2004, Flowstar completed the development and testing of its products and reported sales. In January, 2004, the Company acquired 100% of the outstanding shares of Vasjar in order to obtain the rights to the DCR 900 technology. On February 6, 2001, the Company acquired 100% of the total issued and outstanding shares of Cobratech Industries Inc. (“Cobratech”), a private company incorporated in British Columbia, which was engaged in security consulting. During 2003, the Company sold all of its shares of Cobratech. See Note 6.

In 2001 and 2002, the Company acquired 90.7% of Sentry Telecom Systems, Inc. (“Sentry”), a private company incorporated in British Columbia, which was engaged in telecommunications security. During 2003, the Company sold all of its shares of Sentry. See Note 6.

The Company’s year end is December 31. The Company is headquartered in Edmonton, Alberta, Canada.

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

Accounting Method
The Company’s financial statements are prepared using the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America.

WESCORP ENERGY INC. NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS December 31, 2004

Accounts Receivable
The Company carries its accounts receivable at net realizable value. On a periodic basis, the Company evaluates its accounts receivable and considers the need for an allowance for doubtful accounts, based on Company past and expected collections, and current credit conditions. At December 31, 2004, all Company receivables are considered collectible and no valuation allowance is deemed necessary.

The Company does not accrue interest on trade receivables. A trade receivable is considered past due after 90 days.

Product Warranties
The Company sold the majority of its products with one-year unconditional repair or replacement warranties. Warranty expense is included in cost of sales.

Intangible Assets
In September 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141, "Business Combinations" (hereinafter “SFAS No. 141”) and Statement of Financial Accounting Standard No. 142, "Goodwill and Other Intangible Assets" (hereinafter “SFAS No. 142”). SFAS No. 141 provides for the elimination of the pooling-of-interest method of accounting for business combinations with an acquisition date of July 1, 2001 or later. SFAS No. 142 prohibits the amortization of goodwill and other intangible assets with indefinite lives and requires periodic reassessment of the underlying value of such assets for impairment. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. During 2002, the Company fully impaired its intangible assets which were charged to in discontinued operations expense and subsequently disposed of during 2003. Application of the nonamortization provision of SFAS No. 142 is expected to result in no change to the Company’s results of operations, even though the Company acquired new nonamortizable intangible assets in the year ended December 31, 2004.

Goodwill represents the excess of the purchase price and related direct costs over the fair value of net assets acquired as of the date of the acquisition of Flowstar. The Company periodically reviews its goodwill to assess recoverability based on projected undiscounted cash flows from operations. Impairments are recognized in operating results when a permanent diminution in value occurs. At December 31, 2004, no impairment of the Company’s goodwill was deemed necessary.

The Company acquired DCR 900 technology rights from Vasjar which are included in intangible assets. These items represent the acquisition cost of the assets purchased from Vasjar in 2004. (See Note 6.) The Company’s intangible assets are summarized as follows:

WESCORP ENERGY INC. NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS December 31, 2004

December 31,
2004

DCR Technology	$3,503,824
Goodwill	414,073
Net Intangibles Assets	$3,917,897

Revenue and Cost Recognition
The Company’s revenues are recognized at the time of shipment of products. The Company sells its products directly, using in-house sales employees. Cost of goods is primarily made up of product, labor, shipping and handling and allocated overhead. (See Note 3.)

Accounting Pronouncements – Recent
In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 153. This statement addresses the measurement of exchanges of nonmonetary assets. The guidance in APB Opinion No. 29, “Accounting for Nonmonetary Transactions,” is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in that opinion, however, included certain exceptions to that principle. This statement amends Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. This statement is effective for financial statements for fiscal years beginning after June 15, 2005. Earlier application is permitted for nonmonetary asset exchanges incurred during fiscal years beginning after the date of this statement is issued. Management believes the adoption of this statement will have no impact on the financial statements of the Company.

In December 2004, the Financial Accounting Standards Board issued a revision to Statement of Financial Accounting Standards No. 123R, “Accounting for Stock Based Compensation.” This statement supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and its related implementation guidance. This statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. This statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. This statement does not change the accounting guidance for share based payment transactions with parties other than employees provided in Statement of Financial Accounting Standards No. 123. This statement does not address the accounting for employee share ownership plans, which are subject to AICPA Statement of Position 93-6, “Employers’ Accounting

WESCORP ENERGY INC. NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS December 31, 2004

for Employee Stock Ownership Plans.” The Company has not yet determined the impact to its financial statements from the adoption of this statement.

In November 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 151, “Inventory Costs— an amendment of ARB No. 43, Chapter 4”. This statement amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). This statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “abnormal.” In addition, this statement requires that allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities. This statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Management does not believe the adoption of this statement will have any immediate material impact on the Company.

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

WESCORP ENERGY INC. NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS December 31, 2004

Exit and Disposal Activities
In June 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (hereinafter “SFAS No. 146”). SFAS No. 146 addresses significant issues regarding the recognition, measurement, and reporting of costs associated with exit and disposal activities, including restructuring activities. SFAS No. 146 also addresses recognition of certain costs related to terminating a contract that is not a capital lease, costs to consolidate facilities or relocate employees, and termination benefits provided to employees that are involuntarily terminated under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred-compensation contract. SFAS No. 146, which was issued in June 2002 and is effective for activities after December 31, 2002, has not materially impacted the Company’s financial statements for the periods presented. See Note 6.

Impairment or Disposal of Long-Lived Assets
In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (hereinafter “SFAS No. 144”). SFAS No. 144 replaces SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.” This standard establishes a single accounting model for long-lived assets to be disposed of by sale, including discontinued operations. SFAS No. 144 requires that these long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or discontinued operations. This statement is effective beginning for fiscal years after December 15, 2001, with earlier application encouraged. The Company adopted SFAS No. 144 which did not have a material impact on the financial statements of the Company for the years presented. All of the Company’s long-lived assets were disposed of during 2002 and 2003. New assets were acquired in 2004 as a result of the acquisition of 100% of the outstanding shares of Flowstar and Vasjar. (See Note 6.)

Inventory
Inventories are stated at the lower of average cost or market. The cost of finished goods includes the cost of raw material, direct and indirect labor, and other indirect manufacturing costs.

The components of inventory at December 31, 2004 are as follows:

Finished goods	$471,222
Raw materials	38,971
Total inventory	$510,193

Asset Retirement Obligations
In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations” (hereinafter “SFAS No. 143”). SFAS No. 143 establishes guidelines related to the

WESCORP ENERGY INC. NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS December 31, 2004

retirement of tangible long-lived assets of the Company and the associated retirement costs. This statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived assets. This statement is effective for financial statements issued for the fiscal years beginning after June 15, 2002 and with earlier application encouraged. The Company adopted SFAS No. 143 and the adoption of this standard did not have a material impact on the financial statements of the Company .

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

Advertising Expenses
Advertising expenses consist primarily of costs incurred in the design, development, and printing of Company literature and marketing materials. The Company expenses all advertising expenditures as incurred. The Company's advertising expenses were $304,129 and $92,891 for the years ended December 31, 2004 and 2003, respectively.

WESCORP ENERGY INC. NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS December 31, 2004

Cash and Cash Equivalents
For purposes of the statements of cash flows, the Company considers all highly liquid investments (or short-term debt) with original maturities of three months or less to be cash equivalents. Cash trust accounts are funds received from stock sales and administered by the Company’s corporate counsel. These funds are not restricted.

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

Development Stage Activities
The Company was in the development stage from its formation on August 31, 1998 through 2003. Effective in 2004, the Company is no longer considered to be in the development stage. It is now primarily engaged in acquiring companies with products and expertise used in the oil and gas industries.

Earnings Per Share
On January 1, 1998, the Company adopted Statement of Financial Accounting Standard No. 128, which provides for calculation of "basic" and "diluted" earnings per share.

WESCORP ENERGY INC. NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS December 31, 2004

Basic earnings per share includes no dilution and is computed by dividing net income available to common shareholders by the weighted average common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity similar to fully diluted earnings per share. Although there were common stock equivalents outstanding at December 31, 2004 and 2003, they were not included in the calculation of earnings per share because they would have been considered anti-dilutive.

Fair Value of Financial Instruments
The Company's financial instruments as defined by Statement of Financial Accounting Standard No. 107, "Disclosures about Fair Value of Financial Instruments," include cash, investments, a note receivable, accounts payable, accrued expenses and notes payable. All instruments are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at December 31, 2004 and 2003.

Foreign Currency Translation Gains/Losses
The Company’s functional currency is the Canadian dollar. The Company has adopted Financial Accounting Standard No. 52. Monetary assets and liabilities denominated in foreign currencies are translated into United States dollars at rates of exchange in effect at the balance sheet date. Gains or losses are included in income for the year, except gains or losses relating to long-term debt which are deferred and amortized over the remaining term of the debt. Non-monetary assets, liabilities and items recorded in income arising from transactions denominated in foreign currencies are translated at rates of exchange in effect at the date of the transaction.

Going Concern
These consolidated financial statements have been prepared with the assumption being that the Company will continue on a going concern basis and that it will be able to realize assets and discharge liabilities in the normal course of business. As shown in the accompanying financial statements, the Company has incurred an accumulated deficit of approximately $10,500,000 through December 31, 2004. The Company has changed its focus to provide expertise to emerging companies, offering timely product solutions and/or strategic investment opportunities in the oil and gas industries which will, if successful, mitigate these factors which raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence. After the year end and prior to the completion of this report, the Company successfully raised approximately $1,600,000 on a convertible debenture. Management feels that this will be sufficient to fund normal operations through 2005. (See Note 10.)

WESCORP ENERGY INC. NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS December 31, 2004

Management plans to seek additional capital from new equity securities offerings that will provide funds needed to increase liquidity, fund internal growth and fully implement its business plan.

An estimated $1,500,000 is believed necessary to continue operations and increase development through the next fiscal year, not including the cost of acquiring any new businesses. The timing and amount of capital requirements will depend on a number of factors, including demand for products and services and the availability of opportunities for international expansion through affiliations and other business relationships.

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

Property and Equipment
Property and equipment are stated at cost. Depreciation is provided using the straight-line method over the estimated useful lives of the assets. The Company evaluates the recoverability of property and equipment when events and circumstances indicate that such assets might be impaired. The Company determines impairment by comparing the undiscounted future cash flows estimated to be generated by these assets to their respective carrying amounts. Maintenance and repairs are expensed as incurred. Replacements and betterments are capitalized. The cost and related reserves of assets sold or retired are removed from the accounts, and any resulting gain or loss is reflected in results of operations. The Company’s property, plant and equipment is summarized as follows at December 31, 2004:

Furniture & equipment	$11,447
Manufacturing equipment	2,352
Office equipment	32,261
Vehicles	78,734
Computer hardware	21,705
Computer software	8,097
Leasehold improvements	748
Total assets	155,344
Less accumulated depreciation	(49,506)
Net property & equipment	$105,838

WESCORP ENERGY INC. NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS December 31, 2004

Depreciation expense for the year ended December 31, 2004 was $42,238.

Provision for Taxes
Income taxes are provided based upon the liability method of accounting pursuant to Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (hereinafter “SFAS No. 109”). Under this approach, deferred income taxes are recorded to reflect the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each year-end. A valuation allowance is recorded against deferred tax assets if management does not believe the Company has met the “more likely than not” standard imposed by SFAS No. 109 to allow recognition of such an asset.

At December 31, 2004, the Company had net deferred tax assets calculated at an expected rate of 34% of approximately $3,400,000 principally arising from net operating loss carryforwards for income tax purposes. As management of the Company cannot determine that it is more likely than not that the Company will realize the benefit of the net deferred tax asset, a valuation allowance equal to the net deferred tax asset has been established. The significant components of the deferred tax asset at December 31, 2004 and 2003 were as follows:

	December 31,	December 31,
	2004	2003
Net operating loss carryforward	$10,000,000	$6,300,000
Fair market value of warrants issued:	$-	384,236
Deferred tax asset	$3,400,000	$2,100,000
Deferred tax asset valuation allowance	$(3,400,000)	$(2,100,000)

At December 31, 2004, the Company has net operating loss carryforwards of approximately $10,000,000, which expire in the years 2015 through 2024. The Company recognized approximately $384,236 of losses from issuance of warrants for services and expenses in fiscal 2003, which are not deductible for tax purposes and are not included in the above calculation of deferred tax assets. The change in the allowance account from December 31, 2003 to December 31, 2004 was $(1,300,000).

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

WESCORP ENERGY INC. NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS December 31, 2004

Use of Estimates
The process of preparing financial statements in conformity with accounting principles generally accepted in the United States of America requires the use of estimates and assumptions regarding certain types of assets, liabilities, revenues, expenses and common stock equivalents. Such estimates primarily relate to unsettled transactions and events as of the date of the financial statements. Accordingly, upon settlement, actual results may differ from estimated amounts.

NOTE 3 – REVENUE AND COST RECOGNITION

Revenues are recognized at the time of shipment of products. Products are shipped FOB shipping point and title passes upon shipment. Revenues are recorded when collection of the account is highly probable and no significant Company obligations remain after the product has been delivered.

NOTE 4 – COMMON STOCK AND WARRANTS

Common Stock
The Company is authorized to issue 250,000,000 shares of $0.0001 par value common stock and 50,000,000 shares of $0.0001 par value preferred stock. All common stock shares have equal voting rights, are non-assessable and have one vote per share. Voting rights are not cumulative and, therefore, the holders of more than 50% of the common stock could, if they choose to do so, elect all of the directors of the Company. The preferred shares may be issued in series, with the powers, rights and limitations of the preferred shares to be determined by the Company’s board of directors.

2004 Stock Transactions
On March 15, 2004, the Company completed the private placement of 2,666,000 units at the price of $0.50 per unit for total proceeds of $1,333,000. Each of 926,000 units consists of one share of common stock and one whole share purchase warrant exercisable to purchase one additional common share at a price of $0.50 until the close of business on March 15, 2006. Each of 1,740,000 units consists of one share of common stock and one-half of one share purchase warrant where one whole warrant is exercisable to purchase one additional common share at a price of $1.00 until the close of business on March 15, 2005.

On April 16, 2004, the Company completed the private placement of 565,000 units at the price of $0.50 per unit for total proceeds of $282,500. Each unit consists of one share of common stock and one-half of one share purchase warrant. Each whole warrant is exercisable to purchase one additional common share at a price of $1.00 until the close of business on April 16, 2005.

A consultant introduced investors to the Company who subscribed for units in the above-described private placement. In consideration of such services, the Company issued in 2004 to the consultant 230,000 shares of common stock at a deemed price of $0.50 per share.

WESCORP ENERGY INC. NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS December 31, 2004

Two other consultants in 2004 assisted the Company in completing the acquisition of 100% of the outstanding shares of the Flowstar, and in securing agreements to purchase all the outstanding shares of Vasjar Trading Ltd. In consideration thereof, the Company on April 23, 2004, issued to the consultants a total of 1,500,000 shares for their services.

On April 29, 2004, the Company issued and delivered to each of the shareholders of Vasjar 1,200,000 restricted shares of the Company’s common stock, for a total of 2,400,000 shares, as a partial payment for the Vasjar acquisition. For additional information on this transaction, see Note 6.

In May, 2004, the Company delivered 600,000 shares of common stock as partial consideration of a proposed acquisition of 1,000,000 common shares of Synenco Energy, Inc. For additional information on this transaction, see Note 5.

In September 2004, the Company issued 300,000 of its shares to acquire additional stock in Ellycrack AS and also issued 100,000 of its shares to acquire an option for additional shares in Ellycrack. See Note 5.

Additional equity transactions in 2004 included the following: separate issuances of 50,000 and 100,000 shares of common stock for assistance with obtaining financing; issuance of 80,000 shares for past employee services; issuance of 500,000 shares upon exercise of $0.25 warrants.

2003 Stock Transactions
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

WESCORP ENERGY INC. NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS December 31, 2004

In December 2003, the Company issued 250,000 shares of common stock for services valued at $62,500.

Reverse Stock Split
During the year ended December 31, 2000, the Company’s board of directors authorized a 5.25 for 1 stock split of its $0.0001 par value common stock. All references in the accompanying financial statements to the number of common shares outstanding and per share amounts have been restated to reflect the stock split.

Warrants
In March and April, 2004, the Company completed the private placement of 3,231,000 units with 926,000 whole share purchase warrants exercisable to purchase one additional common share at a price of $0.50 until March 15, 2006, 1,740,000 one-half of one share purchase warrants where one whole warrant is exercisable to purchase one additional common share at a price of $1.00 until the close of business on March 15, 2005, and 565,000 one-half of one share purchase warrants, with each whole warrant exercisable to purchase one additional common share at a price of $1.00 until the close of business on April 16, 2005.

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

WESCORP ENERGY INC. NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS December 31, 2004

expire December 1, 2006. The fair market value of these warrants has been estimated at $120,000.

During the year ending December 31, 2004, the Company issued 2,078,500 common stock warrants as a result of the private placements in March and April 2004 that may be exercised at $0.50 per share during March and April of 2005.

As of December 31, 2004, the Company has the following warrants outstanding:

Number of	Exercise	Expiration
warrants	price	date
1,796,000	$0.50	March 2005
282,500	$0.50	April 2005
571,429	$0.35	September 2005
2,833,494	$0.35	December 2005
1,500,000	$0.15	March 2006
300,000	$0.25	December 2006
700,000	$0.25	December 2006
1,000,000	$0.15	June 2008
8,983,423

NOTE 5 - INVESTMENTS

Agreement with Ellycrack AS
During the years ending December 31, 2004 and 2003, the Company paid $148,187 for 289,09 shares of Ellycrack AS.

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

On September 15, 2004, the Company issued 300,000 of its shares to Ellycrack AS in exchange for 400,000 shares of Ellycrack AS. The value ascribed to the Ellycrack shares of $150,000 was calculated based on the median trading price of Wescorp shares on that day (being $0.50) .

Synenco Energy Inc.
On June 9, 2003 the Company signed an option agreement allowing the Company to purchase 1,000,000 common stock shares of Synenco Energy Inc. (“Synenco”), a company involved in the potential development of an oil sands lease in the Athabasca Oil Sands area of northern Alberta, Canada. Under the terms of the option, the Company can acquire the Synenco shares upon payment of $3,700,000 as follows: $2,815,000 in cash

WESCORP ENERGY INC. NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS December 31, 2004

and $885,000 ($0.30 per share) in Company stock. To date, the Company has paid $350,463 which has been recorded as an investment. On April 23, 2004, the Company set aside 600,000 shares of common stock for delivery to PGN as partial consideration of the proposed acquisition. On May 6, 2004, Wescorp delivered these shares to PGN's legal counsel on his undertaking not to release the Wescorp shares until 170,000 Synenco shares have been transferred to Wescorp. The number of Synenco shares to be transferred to Wescorp corresponds to the amount of cash paid and shares issued by Wescorp in proportion to the total purchase price for the 1,000,000 Synenco shares. The option expired without being exercised on March 31, 2004.

NOTE 6 –ACQUISITIONS AND DISPOSITIONS OF SUBSIDIARIES

Acquisition of Flowstar and Vasjar
On March 31, 2004, Wescorp completed the purchase of 100% of the outstanding shares of Flowstar Technologies Inc. (“Flowstar”) in exchange for $414,073 pursuant to the share purchase and subscription agreement dated June 9, 2003 as amended January 14, 2004. On August 19, 2004, the Company concluded the acquisition of 100% of the outstanding shares of Vasjar Trading Ltd. (“Vasjar”), a British Virgin Islands company. Its wholly owned subsidiary (Quadra Products International Inc. or “Quadra”) owns the rights to the technology related to the DCR 900 system. The purchase called for the payment of 2,400,000 common stock shares of Wescorp initially, with an additional minimum 2,080,000 common stock shares issued over three years (480,000 before April 01, 2005, 800,000 before April 01, 2006 and 800,000 before April 01, 2007). An additional 520,000 shares are payable over this three year period if certain sales targets are achieved. If Wescorp fails to deliver any of the shares due before April 01, 2006, then the Company will be subject to a penalty of 10% additional shares for each month of delay, with a cumulative provision. If any of the Wescorp shares to be issued have not been delivered for a period of 182 days after the applicable due date, then the Vasjar shareholders may at their option terminate the share purchase agreements without notice or opportunity to cure. Wescorp has pledged to the Vasjar shareholders all of the Vasjar shares it holds as security to guarantee Wescorp’s performance under the share purchase agreements.

The assets and liabilities acquired were as follows as of March 31, 2004:

	Flowstar
	Technologies Inc.	Flowray Inc.
Cash equivalents	$131,704	$6,587
Receivables	305,986	-
Inventory	290,906	-
Due from affiliate	-	103,054
Other current assets	23,856	-
Property and equipment	108,286	-
Note receivable	-	444,972

WESCORP ENERGY INC. NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS December 31, 2004

Deferred tax asset	64,777	-
Total Assets	$925,515	$554,613

Accounts payable	$222,949	$23,416
Deferred tax liability	-	9,938
Due to Wescorp	1,104,150	485,826
Long-term liability	25,385	-
Total Liabilities	$1,352,484	$519,180

In connection with the acquisition of Flowstar, Wescorp acquired 100% of the outstanding shares of Vasjar Trading Ltd. (“Vasjar”), a British Virgin Islands corporation. Vasjar in turn owns 100% of the outstanding shares of Quadra International Inc. (“Quadra”) and Flowstar International, Inc. (formerly Penta Energy Products Inc.) (“Flowstar International”), both of which are Barbados corporations. In consideration of the purchase of all the outstanding shares of Vasjar from two shareholder entities, Wescorp issued shares to the shareholders of Vasjar each as to 50% as follows:

(a) an aggregate 2,400,000 shares of common stock of the Company effective April 30, 2004; and

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

WESCORP ENERGY INC. NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS December 31, 2004

The fair market value of the shares due to the Vasjar shareholders’ have been recorded as other short-term and long-term liabilities totaling 1,120,083.

On June 9, 2003, the Company signed an option agreement allowing the Company to purchase 1,000,000 previously issued common shares of Synenco from PGN Holdings Inc. (“PGN”), a shareholder of Synenco. To date, the Company has paid $350,463 (CAD$479,000) to PGN, which has been recorded as an investment. On April 23, 2004, the Company set aside 600,000 shares of common stock for delivery to PGN as partial consideration of the proposed acquisition. On May 6, 2004, the Company delivered these shares to PGN’s legal counsel on his undertaking not to release the Wescorp shares until 170,000 Synenco shares have been transferred to Wescorp. The number of Synenco shares to be transferred to Wescorp corresponds to the amount of cash paid and shares issued by Wescorp in proportion to the total purchase price for the 1,000,000 Synenco shares. The option expired on March 31, 2004, but the parties are negotiating an extension of the term of exercise of the option and the terms and conditions of purchase of additional shares of Synenco.

On April 29, 2004, the Company issued and delivered to each of the shareholders of Vasjar 1,200,000 restricted shares of common stock, for a total of 2,400,000 shares, as a proposed settlement of the initial share delivery provisions for the Vasjar acquisition.

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

WESCORP ENERGY INC. NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS December 31, 2004

In accordance with SFAS No. 142, during 2002, the Company fully impaired the goodwill arising from the acquisition of Cobratech Industries.

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

WESCORP ENERGY INC. NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS December 31, 2004

NOTE 7 – LONG-TERM DEBT

Vehicle Loans
During the year ended December 31, 2004, the Company purchased trucks for $65,504. The underlying notes are secured by the vehicles and are for thirty-five months. The monthly payments are $1,207.

The following comprise the Company’s notes payable at December 31:

	2004	2003

Note payable – Interest at 0.0%, and secured by automotive assets of Flowstar	$33,067	$-
Note payable – Interest at 7.75%, compounded monthly and secured by automotive assets of Flowstar	32,437	-
Total notes payable	$65,504	$-

At December 31, 2004, the note balances were $54,310 which are included in other shrot-term and long-term liabilities. Future principal payments are as follows:

Annual
Year	Maturity Amount
2005	$12,322
2006	12,775
2007	13,266
2008	10,490
2009	5,457
$54,310

For additional disclosures on notes payable to relatd parties, see Note 10.

NOTE 8 – COMMITMENTS AND CONTINGENCIES

The Company has three consulting agreements. The agreements were effective from April 1, 2003 through March 31, 2005. The consultants are to be paid in cash or common stock, with a deemed price of $0.20 per share. The monthly fee for two consultants is $5,000 each and the other consultant receives $2,500 per month. Consultant expense for the year ended December 31, 2004 under these agreements was $112,500 (2003 - $112,500).

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

WESCORP ENERGY INC. NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS December 31, 2004

At September 2003, the Company approved a transaction with a legal service provider in recognition of a previous credit accommodation. The transaction provided for a direct grant of 100,000 common stock and an additional 100,000 common stock warrants exercisable at $0.50 for five years and with a cashless exercise feature. As part of the transaction, the party agreed to cap legal service costs at an agreed maximum from September 2003 to December 2004, amounting to a reduction of $100 per hour. At December 31, 2004, the Company had not issued this stock or warrants.

NOTE 9 – LEASES

Operating Leases
The Company leases office space in Edmonton, Alberta, Canada for $955 per month under an operating lease agreement, which expires April 2005.

The Company leases office space and manufacturing space in Edmonton, Alberta, Canada for $1,205 per month under an operating lease agreement, which expires March 2005.

Total rent expense for the years ended December 31, 2004 and 2003 was $25,920, respectively.

NOTE 10 - RELATED PARTY TRANSACTIONS

Related Party Transactions
Summary of related party transactions as follows for the years ending December 31:

	2004	2003
Consulting fees paid or accrued to directors of the
Company	$150,000	$112,500
Interest paid or accrued to shareholders	$247,351	$269,505

Related Party Notes Payable
On January 28, 2003, the Company entered into an agreement with AHC Holdings, Inc. (“AHC”), under which AHC would lend Wescorp up to $1,750,000. AHC is a private company beneficially owned and controlled by a director of the Company. The loan was structured as a borrowing facility, was unsecured and all advances bore interest at the rate of 15% per annum. All advances, regardless of the date advanced, were due on December 31, 2005. As of December 31, 2004, the Company had borrowed approximately $1,979,593 including accrued and unpaid interest. As of January 01, 2005, AHC agreed to convert this debt plus accrued and unpaid interest to units (“units”) of the company at a price of $0.87 per unit. Each unit consists of one common stock

WESCORP ENERGY INC. NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS December 31, 2004

share and one common stock share purchase warrant (the "warrant(s)") each of which may be exercised at any time up to December 31, 2006 as follows:

(a) if exercised on or before December 31, 2005 the holder of each warrant shall be entitled to purchase one common share for each warrant held for $1.00 per common share; and

(b) thereafter until December 31, 2006 the holder of each warrant shall be entitled to purchase one common share for each warrant held for $2.00 per common share.

Further, on January 28, 2003 the Company granted AHC warrants to purchase 1,000,000 shares of common stock at a price of $0.15 per share in connection with the above stated loan. The warrants expire on March 6, 2006. These warrants have a fair market value at December 31, 2004 of $640,000. See Note 3.

The terms of the amounts due to shareholders at December 31, are as follows:

	2004	2003

Note payable –Interest at 15%, compounded semi-annually, paid annually with a maturity date of December 31, 2005, unsecured, due to a shareholder.	$1,979,593	$1,677,227

Advances from shareholders, non-interest bearing with no set terms of repayment.	44,863	75,775

Total amouotns due to shareholders	$2,024,456	$1,753,002

NOTE 11— SUBSEQUENT EVENTS

Subsequent to the year end, the Company raised $1,656,819 in financing by way of a convertible debenture (the “Debenture”). The Debenture carries interest at 14%, payable quarterly, is secured by certain assets of Flowstar, and if not converted is due and payable on December 31, 2005. The Debenture may, at the option of the holder, be converted, in accordance with the terms and conditions set out in the debenture certificate, into units of the Corporation (the "units") at a price of $0.90 per unit at any time prior to the maturity date. Each unit shall be comprised of one common share of the Corporation (the "common shares") and one common share purchase warrants (the "warrant(s)") each of which may be exercised at any time up to December 31, 2006 as follows:

(a)	if exercised on or before December 31, 2005 the holder of a warrant shall be entitled to purchase one common share for each warrant held for $1.00 per common share; and

WESCORP ENERGY INC. NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS December 31, 2004

(b)	thereafter until the maturity date the holder of each warrant shall be entitled to purchase one common share for each warrant held for $2.00 per common share.

ASI Claim
Shortly after year end, the Company settled a claim made by Advanced Systems Foundation (“ASI”) regarding ASI’s claim of entitlement to shares of Wescorp stock in settlement of unpaid debts from Sentry Telecom Systems, Inc., a former subsidiary of the Company. The settlement calls for ASI to receive a certificate for 592,826 Wescorp common stock shares with a fair market value of approximately $224,000.

Baum Lawsuit
The Company was successful in its lawsuit with Mr. Mark Baum. Wescorp was awarded $42,471 plus court costs. Mr. Baum appealed the judgment subsequent to the year end. The final determination of the case at this time is not certain, nor is it certain when the company will receive the court award and costs.