Form 10QSB
period 2005-03-31
WESCORP ENERGY INC
filed 2005-05-23
CIK 1069489

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended March 31, 2005

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
Yes ☒ No ☐

Number of shares outstanding of the registrant's class of common stock as of May 9th, 2005 was 36,597,186.

Authorized share capital of the registrant as of May 9th, 2005, was 250,000,000 common shares, par value of $0.0001, and 50,000,000 preferred shares, par value of $0.0001

The Company recorded revenue of $620,595 for the quarter ended March 31, 2005.

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

ITEM 1. FINANCIAL STATEMENTS

PART I - FINANCIAL INFORMATION

WESCORP ENERGY INC.
CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2005	2004
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and equivalents	$368,914	$48,428
Cash trust accounts	-	1,970
Accounts receivable	437,172	622,657
Inventory	596,217	510,193
Prepaid expenses	87,985	14,706
TOTAL CURRENT ASSETS	1,490,288	1,197,954

PROPERTY AND EQUIPMENT, net	99,574	105,838

OTHER ASSETS
Investments	993,648	918,648
Technology	3,503,824	3,503,824
Goodwill	414,073	414,073
Deposits	31,241	39,273
TOTAL OTHER ASSETS	4,942,786	4,875,818

TOTAL ASSETS	$6,532,648	$6,179,610

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$1,372,682	$914,628
Other liabilities	265,929	265,786
Note payable, related party, net of unamortized discount	1,969,824	1,979,593
Due to shareholders	-	44,836
Notes payable	200,000	-
TOTAL CURRENT LIABILITIES	3,808,435	3,204,843

LONG-TERM LIABILITIES
Other liabilities	848,132	851,572
TOTAL LONG-TERM LIABILITIES	848,132	851,572

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' EQUITY
Preferred stock, 50,000,000 shares authorized, $0.0001
par value; no shares issued	-	-
Common stock, 250,000,000 shares authorized, $0.0001
par value; 36,146,186 and 35,017,615 shares
issued and outstanding, respectively	3,614	3,501
Additional paid-in capital	13,406,024	13,081,137
Subscription receivable	(54,772)	-
Accumulated other comprehensive income (loss)	(349,042)	(378,641)
Accumulated deficit	(11,129,743)	(10,582,802)
TOTAL STOCKHOLDERS' EQUITY	1,876,081	2,123,195

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY	$6,532,648	$6,179,610

The accompanying notes are an integral part of these financials statements.

WESCORP ENERGY INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended March 31,
	2005	2004
	(Unaudited)	(Unaudited)

REVENUES	$620,595	$-

COST OF SALES	307,227	-

GROSS PROFIT	313,368	-

EXPENSES
Consulting	199,227	198,684
Advertising and investor relations	44,677	54,413
Legal and accounting	106,672	48,397
Wages and benefits	156,313	41,303
Office	74,087	-
Insurance	22,830	-
Travel	21,131	2,258
Depreciation	13,419	-
Research and development	28,349	-
TOTAL OPERATING EXPENSES	666,705	345,055

LOSS FROM OPERATIONS	(353,337)	(345,055)

OTHER INCOME (EXPENSES)
Interest and bank charges	(1,136)	-
Interest to shareholders and related parties	-	(63,741)
Financing costs	(192,468)	-
TOTAL OTHER INCOME (EXPENSES)	(193,604)	(63,741)

LOSS FROM CONTINUING OPERATIONS	(546,941)	(408,796)

INCOME TAX BENEFIT	-	-

NET LOSS	(546,941)	(408,796)

OTHER COMPREHENSIVE INCOME
Foreign currency translation gain	29,599	7,691

COMPREHENSIVE LOSS	$(517,342)	$(401,105)

BASIC AND DILUTED NET LOSS PER SHARE	$(0.02)	$(0.02)

WEIGHTED AVERAGE NUMBER
COMMON SHARES OUTSTANDING
BASIC AND DILUTED	33,329,668	26,318,167

The accompanying notes are an integral part of these financial statements.

WESCORP ENERGY INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Common Stock						Accumulated
							Other	Total
	Number		Additional		Subscription	Deficit	Comprehensive	Stockholders'
	of Shares	Amount	Paid-in Capital		Receivable	Accumulated	Income (Loss)	Equity
Balance, December 31, 2002	21,644,766	$2,165	$5,429,465	$		$(6,539,091)	$22,358	$(1,085,103)
Shares issued pursuant to debt settlement agreement in
March and September	248,355	24	72,501			-	-	72,525
Shares issued for services	250,000	25	62,475			-	-	62,500
Warrants issued in conjunction with promissory notes	-	-	104,236			-	-	104,236
Warrants issued for consulting services	-	-	190,000			-	-	190,000
Warrants issued for financing fees	-	-	90,000			-	-	90,000
Common stock issued in private placement at $0.25 per share
and warrants at $0.05 each	3,783,494	378	1,134,670			-	-	1,135,048
Foreign currency translation loss	-	-	-			-	(22,344)	(22,344)
Net loss for the year ended December 31, 2003	-	-	-		-	(259,934)	-	(259,934)
Balance, December 31, 2003	25,926,615	2,592	7,083,347		-	(6,799,025)	14	286,928
Common stock issued for acquisition of Vasjar at $0.83 per share	2,400,000	240	1,991,760			-	-	1,992,000
Common stock issued as financing fees	380,000	38	484,162			-	-	484,200
		-						-
Common stock and warrants issued for cash	3,231,000	323	1,615,176			-	-	1,615,499
		-						-
Common stock issued for services	1,580,000	158	1,361,842			-	-	1,362,000
		-						-
Common stock shares committed for Synenco Energy shares	600,000	60	179,940			-	-	180,000
		-						-
Common stock shares issued for Ellycrack shares	400,000	40	239,960			-	-	240,000
		-						-
Warrants exercised	500,000	50	124,950			-	-	125,000
Foreign currency translation loss	-	-	-			-	(378,655)	(378,655)
								-
Net loss for the year ended December 31, 2004	-	-	-		-	(3,783,777)	-	(3,783,777)
Balance, December 31, 2004	35,017,615	3,501	13,081,137		-	(10,582,802)	(378,641)	2,123,195
Warrants exercised - March 08, 2005	428,571	43	149,957			-	-	150,000
Warrants exercised - January 10,2005	600,000	60	149,940		(29,772)	-	-	120,228
Warrants exercised - January 13, 2005	100,000	10	24,990		(25,000)	-	-	-
Foreign currency translation gain	-	-	-				29,599	29,599
Net loss for the period ended March 31, 2005	-	-	-		-	(546,941)	-	(546,941)
Balance, March 31, 2005 (Unaudited)	36,146,186	$3,614	$13,406,024		$(54,772)	$(11,129,743)	$(349,042)	$1,876,081

The accompanying notes are an integral part of these financial statements.

WESCORP ENERGY INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2005	2004
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(546,941)	$(408,796)
Adjustments to reconcile net loss
to net cash used by operating activities:
Depreciation	13,419	-
Shares issued for services	25,392	36,372
Warrants issued for services	-	-
Amortization on discount of note payable	-	36,940
Decrease (increase) in accounts receivable	185,485	-
Decrease (increase) in inventory	(86,024)	-
Decrease (increase) in prepaid expenses	(73,279)	-
Increase (decrease) in accounts payable and accrued liabilities	458,054	(34,567)
Increase (decrease) in liabilities	-	31,405
Net cash used by operating activities	(23,894)	(338,646)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	(7,155)	-
Cash provided by acquisition	-	111,878
Deposits	8,032	-
Investments	(75,000)	(50,000)
Net cash used in investing activities	(74,123)	61,878
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments on borrowing	(3,297)	-
Payments on notes payable	-	(114,465)
Repament of shareholder loan	(44,836)	-
Proceeds on notes payable	200,000	-
Sale of stock	244,836	1,333,000
Net cash provided by financing activities	396,703	1,218,535
Effect of exchange rates	19,830	(1,234)
Net increase in cash	318,516	940,533
Cash, beginning of period	50,398	113,886
Cash, end of period	$368,914	$1,054,419
SUPPLEMENTAL CASH FLOW DISCLOSURES:
Cash paid for interest and income taxes:
Interest expense	$1,134	$-
Income taxes	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:

Stock issued for conversion of notes payable, amounts due
to shareholders and accounts payable	$-	$-
Shares issued for services	$25,392	$36,372
Shares issued for subscriptions receivable	$54,772	$-

The accompanying notes are an integral part of these financial statements.

WESCORP ENERGY INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
March 31, 2005

NOTE 1 – BASIS OF PRESENTATION

The foregoing unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Regulation S-B as promulgated by the Securities and Exchange Commission ("SEC"). Accordingly, these financial statements do not include all of the disclosures required by generally accepted accounting principles for complete financial statements. These unaudited interim financial statements should be read in conjunction with the audited financial statements for the period ended December 31, 2004. In the opinion of management, the unaudited interim financial statements furnished herein include all adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results for the interim period presented.

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

Operating results for the three month period ended March 31, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.

NOTE 2 – ORGANIZATION AND DESCRIPTION OF BUSINESS

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

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Accounts Receivable
The Company carries its accounts receivable at net realizable value. On a periodic basis, the Company evaluates its accounts receivable and considers the need for an allowance for doubtful accounts, based on Company past and expected collections, and current credit conditions. At March 31, 2005, a valuation allowance of $21,813 (December 31, 2004 – nil) is deemed necessary. The Company's policy is to accrue interest on trade receivables at the discretion of management.

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

Goodwill represents the excess of the purchase price and related direct costs over the fair value of net assets acquired as of the date of the acquisition of Flowstar Technologies Inc. (Flowstar). The Company periodically reviews its goodwill to assess recoverability based on projected undiscounted cash flows from operations. Impairments are recognized in operating results when a permanent diminution in value occurs. At March 31, 2005 and at December 31, 2004, an impairment of $533,181 on the Company’s goodwill was deemed necessary.

The Company acquired DCR 900 technology rights from Vasjar which are included in intangible assets. These items represent the acquisition cost of the assets purchased from Vasjar in 2004 (see Note 8). The Company’s intangible assets are summarized as follows:

	March 31,	December 31,
	2005	2004

DCR Technology	$3,503,824	$3,503,824
Goodwill	414,073	414,073
Net Intangibles Assets	$3,917,897	$3,917,897

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

In December 2004, the Financial Accounting Standards Board issued a revision to Statement of Financial Accounting Standards No. 123R, “Accounting for Stock Based Compensation.” This statement supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and its related implementation guidance. This statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. This statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. This statement does not change the accounting guidance for share based payment transactions with parties other than employees provided in Statement of Financial Accounting Standards No. 123. This statement does not address the accounting for employee share ownership plans, which are subject to AICPA Statement of Position 93-6, “Employers’ Accounting for Employee Stock Ownership Plans.” The Company has not yet determined the impact to its financial statements from the adoption of this statement.

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

Impairment or Disposal of Long-Lived Assets
In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (hereinafter “SFAS No. 144”). SFAS No. 144 replaces SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.” This standard establishes a single accounting model for long-lived assets to be disposed of by sale, including discontinued operations. SFAS No. 144 requires that these long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or discontinued operations. This statement is effective beginning for fiscal years after December 15, 2001, with earlier application encouraged. The Company adopted SFAS No. 144 which did not have a material impact on the financial statements of the Company for the years presented. All of the Company’s long-lived assets were disposed of during 2002 and 2003. New assets were acquired in 2004 as a result of the acquisition of 100% of the outstanding shares of Flowstar and Vasjar (see Note 8).

Inventory
Inventories are stated at the lower of average cost or market. The cost of finished goods includes the cost of raw material, direct and indirect labor, and other indirect manufacturing costs.

The components of inventory at March 31, 2005 and December 31, 2004 are as follows:

	March 31,	December 31,
	2005	2004
Finished goods	$558,242	$471,222
Raw materials	37,976	38,971
Total inventory	$596,217	$510,193

Asset Retirement Obligations
In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations” (hereinafter “SFAS No. 143”). SFAS No. 143 establishes guidelines related to the retirement of tangible long-lived assets of the Company and the associated retirement costs. This statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived assets. This statement is effective for financial statements issued for the fiscal years beginning after June 15, 2002 and with earlier application encouraged. The Company adopted SFAS No. 143 and the adoption of this standard did not have a material impact on the financial statements of the Company.

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

Advertising Expenses
Advertising expenses consist primarily of costs incurred in the design, development, and printing of Company literature and marketing materials. The Company expenses all advertising expenditures as incurred. The Company's advertising expenses were $44,677 and $54,413 for the quarter ended March 31, 2005 and the quarter ended March 31, 2004 respectively.

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

Basic earnings per share includes no dilution and is computed by dividing net income available to common shareholders by the weighted average common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity similar to fully diluted earnings per share. Although there were common stock equivalents outstanding at March 31, 2005 and at December 31, 2004, they were not included in the calculation of earnings per share because they would have been considered anti-dilutive.

Fair Value of Financial Instruments
The Company's financial instruments as defined by Statement of Financial Accounting Standard No. 107, "Disclosures about Fair Value of Financial Instruments," include cash, investments, a note receivable, accounts payable, accrued expenses and notes payable. All instruments are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at March 31, 2005 and at December 31, 2004.

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

Going Concern
These consolidated financial statements have been prepared with the assumption being that the Company will continue on a going concern basis and that it will be able to realize assets and discharge liabilities in the normal course of business. As shown in the accompanying financial statements, the Company has incurred an accumulated deficit of approximately $11,129,743 through March 31, 2005. The Company has changed its focus to provide expertise to emerging companies, offering timely product solutions and/or strategic investment opportunities in the oil and gas industries which will, if successful, mitigate these factors which raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence. After the quarter end and prior to the completion of this report, the Company successfully raised $1,656,819 on a convertible debenture. Management feels that this will be sufficient to fund normal operations through 2005 (see Note 14).

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

Principles of Consolidation
The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, after elimination of the intercompany accounts and transactions. Wholly owned subsidiaries of the Company are listed in Note 8.

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

	March 31, 2005		December 31, 2004
		Accumulated		Accumulated
	Cost	Depreciation	Cost	Depreciation
Manufacturing Equipment	3,019	139	2,352	-
Furniture & Fixtures	12,489	3,882	11,447	3,309
Office Equipment	31,249	11,260	31,009	9,724
Automotive Equipment	79,386	32,604	78,734	24,280
Computer Hardware	25,443	8,088	21,705	6,359
Computer Software	8,913	5,026	8,097	4,026
Leasehold Improvements	748	674	748	556

Total	161,247	61,673	154,092	48,254

Less: accumulated depreciation	61,673		48,254

Total property, plant and equipment	99,574		105,838

NOTE 5 – INVESTMENTS

Agreement with Vasjar Trading Ltd.
In January of 2004, the Company entered into an agreement to acquire 100% of the common stock of Vasjar Trading Ltd. ("Vasjar"), a British Virgin Islands corporation.

Vasjar has five Barbados corporate subsidiaries, one of which holds intellectual property rights, including technology rights to the DCR-900 system originally owned by Flowray.

On April 29, 2004, the Company tendered to Vasjar's two shareholders 2,400,000 shares of its common stock as a proposed settlement of the initial share delivery provisions for the Vasjar acquisition. Resolution of both of the shareholders situations has occurred.

As part of the agreement the Company also consented to issue an aggregate of up to 2,600,000 shares additional stock over the years 2005-2007 based on the achievement of Vasjar's minimum annual sales volumes during the years 2004-2006. In the event that earned shares are not timely delivered, the agreement provides for "penalty" shares to be issued and also provides Vasjar's two shareholders with the right to rescind the agreement and receive back their original shares. Wescorp was not able to deliver free-trading shares on

April 1, 2005, and so the Company will be liable for to pay the Vasjar shareholders an additional 48,000 Wescorp shares for each month that the shares are not delivered, starting with the month of April 2005.

Agreement with Ellycrack AS
Wescorp has purchased as an aggregate 655,000 shares of common stock of Ellycrack AS, a privately held company in Norway. Wescorp acquired 255,000 shares in consideration of $119,000 that was paid in three installments, $50,000 each on December 29, 2003 and February 2, 2004, and $19,000 in May 2004. The Company had also purchased in 2004 an additional 400,000 shares of Ellycrack in exchange for 300,000 shares of common stock of the Company. In the first quarter of 2005, Wescorp paid $75,000 for 97,000 additional shares of Ellycrack at five Kroners per share. (See Note 7 below)

Pursuant to a share purchase option agreement dated February 10, 2004, the Company has been granted an option to purchase additional shares to increase the Company's ownership up to 20% of the outstanding common voting shares of Ellycrack on a fully diluted basis as at June 30, 2004. The option is exercisable until the later of June 30, 2004 or the date that is four months after the completion date of the Company's testing of Ellycrack's technology. The purchase price for these Ellycrack shares will be equal to 11.85% of the total market value of $5,000,000 in respect of all the outstanding shares of Ellycrack as at June 30, 2004 as mutually agreed by the parties or approximately $592,500.

NOTE 6 – COMMON STOCK AND WARRANTS

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

2005 Stock Transactions
In the first quarter of 2005, the company issued 1,128,571 shares for total proceeds of $325,000. These shares were issued on the exercise of various warrants at exercise prices of $0.25 and $0.35 per share.

Warrants

As of May 15, 2005, the Company has the following warrants outstanding:

Number of	Exercise	Expiration
warrants	price	date
571,429	$0.35	September 2005
2,607,494	$0.35	December 2005
1,500,000	$0.15	March 2006
300,000	$0.25	December 2006
1,000,000	$0.15	June 2008
5,978,923

NOTE 7 - INVESTMENTS

Agreement with Ellycrack AS
During the years ending December 31, 2004 and 2003, the Company paid $148,187 for 289,609 shares of Ellycrack AS.

In March of 2004, Ellycrack AS (“Ellycrack”) of Norway granted the Company an option exercisable until June 1, 2005 to acquire exclusive rights to use Ellycrack’s high intensive catalytic cracking technology and intellectual property. This would also include the exclusive rights to manufacture, and sell products or systems derived from or utilizing Ellycrack’s technology in North America.

On September 15, 2004, the Company issued 300,000 of its shares to Ellycrack AS in exchange for 400,000 shares of Ellycrack AS. The value ascribed to the Ellycrack shares of $150,000 was calculated based on the median trading price of Wescorp shares on that day (being $0.50).

In the first quarter of 2005, Wescorp paid $75,000 for 97,000 additional shares of Ellycrack at five Kroners per share.

NOTE 8 –ACQUISITIONS AND DISPOSITIONS OF SUBSIDIARIES

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

As part of the agreement the Company agreed to also issue up to an aggregate additional 2,600,000 shares of stock over the years 2005-2007 for the achievement of Vasjar's minimum annual sales volumes during the years 2004-2006. In the event that earned shares are not timely delivered, the agreement provides for "penalty" shares to be issued and also provides Vasjar's two shareholders with the right to rescind the agreement and receive back their original shares. Wescorp was not able to deliver free-trading shares on April 1, 2005, and so the Company will be liable for to pay the Vasjar shareholders an additional 48,000 Wescorp shares for each month that the shares are not delivered, starting with the month of April 2005.

Any Wescorp shares not earned in a particular calendar year because the sales did not achieve the upper sales target will be carried over and added to the shares to be issued in the next calendar year, subject to achievement of the next year’s escalating sales volumes.

The fair market value of the shares due to the Vasjar shareholders’ has been recorded as other short-term and long-term liabilities totaling 1,040,000.

On April 29, 2004, the Company issued and delivered to each of the shareholders of Vasjar 1,200,000 restricted shares of common stock, for a total of 2,400,000 shares, as a proposed settlement of the initial share delivery provisions for the Vasjar acquisition.

NOTE 9 – OTHER LIABILITIES

Vehicle Loans
During the year ended December 31, 2004, the Company purchased trucks for $65,504. The underlying notes are secured by the vehicles and are for thirty-five months. The monthly payments are $1,207.

The following comprise the Company’s notes payable at March 31, 2005 and at December 31, 2004:

	March 31,	December 31,
	2005	2004

Note payable – Interest at 0.0%, and secured by automotive assets of Flowstar	$21,931	$23,692
Note payable – Interest at 7.75%, compounded monthly and secured by automotive assets of
Flowstar	29,655	31,191
Notes payable – Interest at 0.0%, unsecured	1,062,475	1,062,475
Total notes payable	$1,114,061	$1,117,358
Portion due within one year	265,929	265,786
Long-term	$848,132	$851,572

Future principal payments are as follows:

Annual
Maturity
Year	Amount
2006	$265,929
2007	412,771
2008	413,266
2009	9,419
2010	12,676
$1,114,061

For additional disclosures on notes payable to related parties, see Note 13.

NOTE 10 – NOTES PAYABLE

During the period the Company received cash for Debentures issued subsequent to March 31, 2004. The Debentures bear interest at the rate of 14% per annum, are payable quarterly and mature on December 31, 2005. The Debentures are secured by way of a security interest over the inventory and receivables of Flowstar Technologies Inc., a wholly owned subsidiary of the Company. (See Note 14)

NOTE 11 – COMMITMENTS AND CONTINGENCIES

The Company has three consulting agreements. The agreements were effective from April 1, 2003 through March 31, 2005. The consultants are to be paid in cash or common stock, with a deemed price of $0.20 per share. The monthly fee for two consultants is $5,000 each and the other consultant receives $2,500 per month. Consultant expense for the quarter ended March 31, 2005 under these agreements was $37,500 (2003 - $112,500, 2004 - $150,000~~)~~. At March 31, 2005, the Company has not issued this stock.

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

At September 2003, the Company approved a transaction with a legal service provider in recognition of a previous credit accommodation. The transaction provided for a direct grant of 100,000 common stock and an additional 100,000 common stock warrants exercisable at $0.50 for five years and with a cashless exercise feature. As part of the transaction, the party agreed to cap legal service costs at an agreed maximum from September 2003 to December 2004, amounting to a reduction of $100 per hour. At March 31, 2005, the Company had not issued this stock or warrants.

NOTE 12 – LEASES

Operating Leases
The Company leases office space and manufacturing space in Edmonton, Alberta, Canada for $3,450 per month under a month to month operating lease agreement. The Company leases office space in Calgary, Alberta, Canada for $2,420 per month under an operating lease agreement, which expires November 2005.

NOTE 13 - RELATED PARTY TRANSACTIONS

Related Party Transactions
Summary of related party transactions as follows for the three months ended March 31, 2005 and the year ended December 31, 2004:

	March 31,	December 31,
	2005	2004
Consulting fees paid or accrued to directors of the
Company	$37,500	$150,000
Interest paid or accrued to shareholders	$ NIL	$247,351

Related Party Notes Payable
On January 28, 2003, the Company entered into an agreement with AHC Holdings, Inc. (“AHC”), under which AHC would lend Wescorp up to $1,750,000. AHC is a private company beneficially owned and controlled by a director of the Company. The loan was structured as a borrowing facility, was unsecured and all advances bore interest at the rate of 15% per annum. All advances, regardless of the date advanced, were due on December 31, 2005. As of December 31, 2004, the Company had borrowed approximately $1,979,593 including accrued and unpaid interest. On January 01, 2005, AHC agreed to convert this debt plus accrued and unpaid interest to units (“units”) of the company at a price of $0.87 per unit. Each unit consists of one common stock share and one common stock share purchase warrant (the "warrant(s)") each of which may be exercised at any time up to December 31, 2006 as follows:

(a) if exercised on or before December 31, 2005 the holder of each warrant shall be entitled to purchase one common share for each warrant held for $1.00 per common share; and

(b) thereafter until December 31, 2006 the holder of each warrant shall be entitled to purchase one common share for each warrant held for $2.00 per common share.

Further, on January 28, 2003 the Company granted AHC warrants to purchase 1,000,000 shares of common stock at a price of $0.15 per share in connection with the above stated loan. The warrants expire on March 6, 2006. These warrants have a fair market value at March 31, 2005 of $920,000.

The terms of the amounts due to shareholders at March 31, 2005 and at December 31, 2004 are as follows:

	March 31,	December 31,
	2005	2004
Note payable –Interest at 15%, compounded semi-annually, paid annually with a maturity
date of December 31, 2005, unsecured, due to a shareholder.	$-	$1,979,593

Commitment to issue shares on the conversion of the above Note Payable – shares to be	1,969,824	-
issued subsequent to the quarter end

Advances from shareholders, non-interest bearing with no set terms of repayment.	-	44,836

Total amounts due to shareholders	$1,969,824	$2,024,429

NOTE 14 – SUBSEQUENT EVENTS

Convertible Debentures

Subsequent to March 31, 2004 the Company issued Debentures in the amount of $1,656,819 which bear interest at the rate of 14% per annum, are payable quarterly and mature on December 31, 2005. The Debentures are secured by way of a security interest over the inventory and receivables of Flowstar Technologies Inc., a wholly owned subsidiary of the Company.

The Debentures may, at the option of the holder, be converted into units of the Company a price of US$0.90 per unit at any time prior to the maturity date. Each Unit shall be comprised of one common share of the Company and one Common Share purchase Warrant each of which may be exercised at any time up to December 31, 2006 as follows:

a)	if exercised on or before December 31, 2005 the holder of a Warrant shall be entitled to purchase one Common Share for each Warrant held for US$1.00 per Common Share; and

b)	thereafter until the Maturity Date the holder of each Warrant shall be entitled to purchase one (1) Common Share for each Warrant held for US $2.00 per share Common Share.

The Company shall be entitled to prepay the Debenture in whole or in part, at any time prior to the Maturity Date subject to the following:

a)	the Company provides the holder with at least one months prior written notice (the "Notice Period") of the Company’s intention to repay the Debenture; and

b)	at the date the notice is issued the weighted average trading price of the Company's Common Shares as traded on the NASD OTC Bulletin Board for the ten previous trading days was at least US $1.35 per share.

Conditional Purchase Agreement

As a condition on the acquisition of Vasjar the Company was required to issue on or before April 1, 2005 between 480,000 and 600,000 additional shares based on sales achieved in the 2004 calendar year. The lower figure was based on sales of less than $3,000,000, and the upper figure was based on sales in excess of $3,750,000. The shares were required to be registered at delivery.

Wescorp was not able to deliver free-trading shares on April 1, 2005, and so the Company will be liable to pay the former owners of Vasjar an additional 48,000 Wescorp shares for each month that the shares are not delivered, starting with the month of April 2005. If any of the Wescorp shares to be issued to the former owners of Vasjar have not been delivered for a period of 182 days after the applicable due date, they may at their option terminate the share purchase agreements, without notice or prior opportunity to cure. Wescorp has pledged to the former owners of Vasjar all the Vasjar shares as security to guarantee Wescorp’s performance under the share purchase agreements.

Item 2. Management's Discussion and Analysis and Results of Operations

To the date of this report and subsequent to March 31, 2005, Wescorp has raised $1,656,819 on the issuance of a convertible debenture and $635,500 on the exercise of outstanding warrants. In addition, the loan from AHC Holdings Ltd. for Cdn $2,382,755 (US$1,969,824) was converted to shares of the company at $0.87 per share, resulting in the complete elimination of the loan.

Revenue from operations for the first quarter of 2005 totaled $620,595 (Nil for the same quarter in 2004, and $200,109 for the second quarter of 2004). The Company had no revenue from operations for the first quarter of 2004, as Flowray Inc. ("Flowray") and Flowstar Technologies Inc. ("Flowstar") (see "Acquisition of Flowstar and Flowray", below) became wholly owned subsidiaries after the end of the first quarter on April 1, 2004. Flowstar and Flowray were operating prior to their acquisition, and the operating results of this can be reviewed in the Proforma Financial Statements that are included in the 10Q report for the first quarter of 2004. The acquisition of Vasjar Trading Ltd. completed after the end of the second quarter and accordingly, assets, liabilities and operations of Vasjar and its subsidiaries, as well as any consolidating entries associated therewith, were reflected in the third quarter of 2004.

To the end of 2004, our quarterly operations experienced consistently negative cash flows. Management had anticipated that the Flowstar operations would generate increased sales and result in positive quarterly operating cash flows commencing by the end of the 2004 financial year. Flowstar sales to date have been encouraging, but the flow meter business has not yet reached the break even level.

The rapid growth an organization experiences often places considerable operational, managerial and financial strain on a company. To ensure the success of our new business plan, we must proactively adhere to the following:

1.
Continue to improve, upgrade and expand our business infrastructure - In the third quarter of 2004 additional sources of supply for our Flowstar products were identified and developed. A service network for Flowstar was commenced with the successful completion of the first school to certify independent Certified Flowstar Service Technicians.

2.
Continue to hire, train and retain key management for our company and ensure any target company does the same – A new corporate controller has been hired and the Company has started the recruiting process for an investment relations executive.

3.
Continue to advance the commercialization development programs for target companies so they become cash flow positive as soon as is practically possible – In the third quarter of 2004 the requirement for the construction of a pilot plant in Canada to take the Ellycrack project was identified which resulted in the signing of a Memorandum of Understanding to build such a plant in return for expanding the Company's interests from licenses in North America to a 50% ownership in a Joint Venture covering the entire world.

4.
Maintain adequate financial resources – As noted above, in this quarter, the Company undertook to raise over one million dollars through the issuance of a convertible debenture. This was successful, and the issuance was closed subsequent to the quarter end on April 28, 2005, resulting in the Company raising $1,656,819.

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

A.1 Acquisition of Flowstar and Flowray

On April 1, 2004, we completed the acquisition of 100% of the outstanding shares of Flowstar and Flowray in consideration of cash payments to the selling shareholders totaling approximately $414,000 (CDN$550,000).

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

Flowstar successfully field-tested the DCR-900 product in 2003. Units were commercially sold in the 2003 year, and were installed in various customer applications. Flowstar continues to develop and improve the DCR-900 product, including PDA/telephone software and a satellite communication system. Management of Flowstar participated in the ISA Calgary 2005 Show and Conference on April 13 and 14, and the Canadian School of Hydrocarbon Measurement Exhibit in Calgary Alberta on March 22 and 23. Staff also attended the Coal Bed Methane Conference held on March 2nd and 3rd. In the third quarter of 2004, additional professional sales staff were identified and hired and a sales office was opened in Calgary, giving the company an important presence in the most influential oil and gas industry city in Canada. Management is optimistic about the future prospects for Flowstar and Flowray. Sales and purchase orders for the company in the first quarter totaled 322 units. Management feels that sales will continue to increase over the remaining three quarters of 2005. Cash will be required to fund the manufacture of sufficient inventory and to finance the build up of trade accounts receivable that will increase as sales increase. Consequently, it is difficult to forecast the total cash required, as it will be contingent on the timing and amount of sales generated over the same period. However, management feels that with the recent closing of the convertible debenture financing, and barring any unforeseen difficulties, the company has sufficient cash to carry it through normal operations to the end of 2005.

A.2 Acquisition of Vasjar

In connection with the acquisition of Flowstar and Flowray, Wescorp also entered into share purchase agreements dated effective January 14, 2004 pursuant to which Wescorp will acquire 100% of the outstanding shares of Vasjar Trading Ltd. (“Vasjar”), a British Virgin Islands corporation, Vasjar in turn owns 100% of the outstanding shares of Quadra Products International Inc. (“Quadra”) and Flowstar International, Inc. (formerly Penta Energy Products Inc.) (“Flowstar International”), both of which are Barbados corporations. (Pursuant to an agreement dated as effective August 30, 2003, Flowray had transferred to Quadra all of its intellectual property rights, including rights to the technology related to the DCR 900 system described below, in consideration of a promissory note in the principal amount of CDN$600,000 without interest. The promissory note is now an asset of Flowstar.

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

If Wescorp fails to deliver any of the Stage 1, 2 or 3 shares, Wescorp will be subject to a penalty of 10% additional shares to be issued to the Vasjar shareholders each month of delay, with a cumulative provision. Wescorp was not able to deliver free-trading shares on April 1, 2005, and so the Company will be liable for to pay the Vasjar shareholders an additional 48,000 Wescorp shares for each month that the shares are not delivered, starting with the month of April 2005. If any of the Wescorp shares to be issued to the Vasjar shareholders have not been delivered for a period of 182 days after the applicable due date, the Vasjar shareholders may at their option terminate the share purchase agreements, without notice or prior opportunity to cure. Wescorp has pledged to the Vasjar shareholders all the Vasjar shares as security to guarantee Wescorp’s performance under the share purchase agreements.

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

However, on September 28th, 2004, Ellycrack and the Company signed a Memorandum of Understanding (MOU) to form a 50% / 50% Joint Venture to make, use, copy, develop and exploit Ellycrack's technology and intellectual property and to design, manufacture, market and sell products or systems derived from or utilizing Ellycrack's technology or sublicense others to do the same on a world-wide basis.

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

The Company has purchased an aggregate 659,000 shares of Ellycrack representing 13.15% of Ellycrack's outstanding shares; 259,000 shares in consideration of $123,129 and 400,000 shares in exchange for 300,000 shares of our common stock issued to Ellycrack. The MOU provides an option for the Company to increase its equity interest up to 20% via a combination of purchase and share swap. For further details see our 8-K filed with The Securities Exchange Commission on September 28th, 2004. In the first quarter of 2005, Wescorp paid $75,000 for 97,000 additional shares of Ellycrack at five Kroners per share.

Ellycrack has developed what is believed to be a cost effective technology in which heavy oil can be upgraded to “lighter” more commercially saleable oil in a highly intensive cracking process which could be located directly at the oil field. By upgrading the oil in the field, it would allow oil companies to eliminate on-site storage tanks as well as the costly process of transporting the heavy oil great distances to an upgrader. The oil could be transported directly to a refinery for refining into ordinary petroleum products.

Plan of Operation Overview

The following discussion of the plan of operation, financial condition, results of operations, cash flows and changes in financial position of our Company should be read in conjunction with our most recent financial statements and notes appearing elsewhere in this Form 10-QSB. Prior to the second quarter of operations in 2004 we had not generated any revenues from products, services or operations since the inception of our company. We are including herein a discussion of our plan of operation for the next 12 months for our revised business plan, which was initiated in late 2003.

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

Plan of Operation for the Next Twelve Months

The Flowstar revenue from July 01, 2004 to March 31, 2005 of $1,280,512 is an indication that Flowstar will generate significantly higher operating revenues in the future and that it will be able to operate profitably in the future. Our overall future operations are dependent upon the identification and successful completion of additional long-term or permanent equity financing, the continued support of creditors and shareholders, and, ultimately, the achievement of profitability in all facets of our operations. There can be no assurances that we will be successful which would significantly affect our ability to roll out our revised business plan. We will continue to evaluate our projected expenditures relative to our available cash and to seek additional means of financing in order to meet our internal and external growth.

Over the past nine months, we have integrated the operations of Flowstar and Flowray into our corporate structure, have prepared a comprehensive updated plan to capitalize on the competitive advantages of the DCR products in Canada. Over the next several months, Management will be drawing up a plan of action to manufacture and distribute the DCR products throughout North America and the rest of the world.

The Company has recently closed a financing by way of a convertible debenture to certain for an aggregate amount of $1,656,819. The debenture is secured by the assets of Flowstar and carries interest at 14% payable at the due date of December 31, 2005. The debt is convertible into Units of the Company at a price of $0.90 per Unit. Each Unit purchased hereunder is comprised of One (1) common share of the Corporation (the "Common Share(s)") and One (1) Common Share purchase warrant (the "Warrant(s)") each of which may be exercised at any time up to December 31, 2006 as follows:

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

2.
Retention of key management and staff with an emphasis on proper training and ongoing professional development to ensure we are up to date with the latest advancements that affect our target industries.

3.	Identification of potential markets for current products and those under development to ensure we can optimize our revenues to generate profits and positive cash flows.

Until the Flowstar and Flowray operations become cash flow positive, Wescorp’s cash on hand is currently our only source of liquidity. We do not have any lending arrangements in place with banking or financial institutions. We hope to secure conventional bank financing (line of credit) for Flowstar and Flowray in 2006.

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

We anticipate that the only major purchases of capital assets in the next 12 months will be the building of the Ellycrack Pilot Plant. However, there may be some purchases of office equipment and shop equipment for Flowstar. Also, Flowstar will be conducting some research and development in its ongoing program to maintain the competitive advantage of its products. Wescorp’s current corporate employee count has increased with the recent hiring of a full time corporate controller. There may be some services that Wescorp will contract out for, given the specialized nature of the business of Flowstar. With the change in our business plan, we anticipate that any change in capital assets, research and development and employees would be subject to change in any targeted operating business that we may acquire, including that of Flowstar and Ellycrack.

Results from Operations – 2005 Compared to 2004

We incurred a net operating loss for the first quarter ended March 31, 2005 of $353,337 compared to a net loss of $345,055 for the comparable period in 2004. This loss includes operating expenses and general and administrative costs totaling $666,705 compared to $345,055 for the three months ended March 31, 2004. The 2005 figure includes the operating, general and administrative expenses for Wescorp as well as for Flowstar and Flowray (the two companies acquired on March 31, 2004). The 2004 figure reflected a quarter when Wescorp had little operating activity. As a result, the 2005 figure includes advertising and investor relations costs of $44,677 (compared to $54,413 in 2004), consulting expenses of $199,227 (versus $198,684 in 2004), legal and accounting (primarily related to the preparation of the Company's 10-QSB and 8-K reports) of $106,672 (compared to $48,397 in 2004), office and general expenses of $74,087 (versus $nil in 2004), insurance expense of $22,830 (compared to $nil in 2004), travel expense of $21,131 (versus $2,258 in 2004), research and development of $28,349 (versus $nil in 2004), and depreciation of $13,419 (compared to $nil in 2004).

The Company had a loss from other items of $193,604 for the first quarter of 2005 compared to a loss of $63,741 for the same period in 2004. The loss from other items for the first three months of 2005 consisted of mostly of $192,468 in financing costs related to the capital raised from convertible debentures. The loss from the comparable 2004 period came from interest paid to shareholders and related parties

Liquidity and Capital Resources – 2005 Compared to 2004

From inception, we have been dependent on investment capital and debt financing from our shareholders as our primary source of liquidity. To March 31, 2005, we have generated revenues from operations of only $1,480,621 (comprised of $820,026 for the three quarters to December 31, 2004 and $620,595 for the first quarter of 2005). We had an accumulated deficit at March 31, 2005 of $11,129,743.

During the first quarter of 2005, our cash position decreased to $368,914 at March 31, 2005 from $1,054,419 at March 31, 2004. We had cash used in operations of $23,894 in the first three months of fiscal 2005 compared to cash used in operations of $338,646 in the same period of fiscal 2004. We also had a net outflow of cash of $74,123 from investing activities in the first quarter of 2005, which consisted of cash used of $75,000 for the purchase of shares in Ellycrack as noted in the "Financing" section above (2004 - 50,000), the purchase of plant and equipment of $7,155 (2004 - $nil), which was offset by the change in deposits of $8,032 (2004 - $nil). The 2004 figures reflect net balances received of $111,878 from Flowstar and Flowray on the purchase of their shares. The net cash used in operating and investing activities was financed by $396,703 from financing activities, resulting in a net increase in our cash position for the three month period of $318,516. The cash flow from financing activities is primarily a result of the issuance of some common stock shares (see Part II, Item 2).

The Company had $4,656,567 in total liabilities at March 31, 2005 compared to $2,026,044 at the end of March 2004. The increase is primarily a result of additional trade payables and financing required to sustain the operations of Flowstar resulting in an increase of approximately $1.1 million. In addition, $1,040,000 in debt was incurred as part of the purchase of Vasjar. The company also obtained additional financing of approximately $400,000 through the issue of $200,000 in share capital and an additional $200,000 related to convertible debentures which were issued subsequent to March 31, 2005. There was a repayment of $3,297 on loans used to finance the acquisition of vehicles in 2004.

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

Baum Lawsuit
The Company was successful in its lawsuit with Mr. Mark Baum. Wescorp was awarded $42,471 plus court costs. Mr. Baum appealed the judgment subsequent to the year end. The final determination of the case at this time is not certain, nor is it certain when or if the Company will receive the court award and costs.

ITEM 2. CHANGES IN SECURITIES

To the end of the first quarter of 2005, Wescorp has raised $1,656,819 on the issuance of a convertible debenture (the closing of which was on April 28 and $635,500 on the exercise of outstanding warrants. In addition, the loan from AHC Holdings Ltd. for Cdn $2,382,755 (US$1,924,681) was converted to shares of the company at $0.87 per share, resulting in the complete elimination of the loan.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our security holders during the three months ended March 31, 2005.

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
*Previously filed

(b) Reports on Form 8-K

March 21, 2005 reporting the converting of the AHC Holdings Loan to Company shares.

April 29, 2005 reporting the closing of the Convertible Debenture for total proceeds of $ 1,656,819.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 19th day of May, 2005.

WESCORP ENERGY INC.

Date: May 23, 2005	By: /s/ Douglas Biles
Douglas Biles, Chief Executive Officer and Director

By: /s/ Terry Mereniuk
Terry Mereniuk, Chief Financial Officer and Director