Form 10QSB
period 2005-06-30
WESCORP ENERGY INC
filed 2005-08-15
CIK 1069489

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended June 30, 2005

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

Yes ☒ No ☐

Number of shares outstanding of the registrant's class of common stock as of August 12, 2005 was 36,597,186.

Authorized share capital of the registrant as of August 12, 2005, was 250,000,000 common shares, par value of $0.0001, and 50,000,000 preferred shares, par value of $0.0001

The Company recorded revenue of $431,428 for the quarter ended June 30, 2005.

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

ITEM 1. FINANCIAL STATEMENTS

PART I - FINANCIAL INFORMATION

WESCORP ENERGY INC.
CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2005	2004
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and equivalents	$1,003,443	$48,428
Cash trust accounts	-	1,970
Accounts receivable	368,313	622,657
Inventory	723,141	510,193
Prepaid expenses	117,552	14,706
Note receivable	272,456	-
TOTAL CURRENT ASSETS	2,484,905	1,197,954

PROPERTY AND EQUIPMENT, net	98,839	105,838

OTHER ASSETS
Investments	993,648	918,648
Technology	3,503,824	3,503,824
Goodwill	414,073	414,073
Deposits	13,948	39,273
TOTAL OTHER ASSETS	4,925,493	4,875,818

TOTAL ASSETS	$7,509,237	$6,179,610

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$1,131,442	$914,628
Other liabilities	265,879	265,786
Note payable, related party, net of unamortized discount	-	1,979,593
Due to shareholders	-	44,836
Deposit equity	1,924,681	-
Convertible debentures	1,552,319	-
TOTAL CURRENT LIABILITIES	4,874,321	3,204,843

LONG-TERM LIABILITIES
Other liabilities	844,515	851,572
TOTAL LONG-TERM LIABILITIES	844,515	851,572

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' EQUITY
Preferred stock, 50,000,000 shares authorized, $0.0001
par value; no shares issued	-	-
Common stock, 250,000,000 shares authorized, $0.0001
par value; 36,597,186 and 35,017,615 shares
issued and outstanding, respectively	3,660	3,501
Additional paid-in capital	14,123,978	13,081,137
Subscription receivable	(62,272)	-
Accumulated other comprehensive income (loss)	(310,623)	(378,641)
Accumulated deficit	(11,964,342)	(10,582,802)
TOTAL STOCKHOLDERS' EQUITY	1,790,401	2,123,195

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY	$7,509,237	$6,179,610

The accompanying notes are an integral part of these financials statements.

WESCORP ENERGY INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

REVENUES	$431,428	$200,109	$1,052,022	$200,109

COST OF SALES	213,466	100,311	520,693	100,311

GROSS PROFIT	217,962	99,798	531,329	99,798

EXPENSES
Consulting	111,018	223,133	310,245	421,817
Advertising and investor relations	64,772	67,995	109,449	122,408
Legal and accounting	40,149	215,680	146,821	264,077
Wages and benefits	200,575	(1,180)	356,888	40,123
Office	50,401	41,627	124,488	41,627
Insurance	35,845	-	58,675	-
Travel	61,270	58,582	82,401	60,840
Depreciation	10,590	10,700	24,009	10,700
Research and development	16,502	-	44,851	-
TOTAL OPERATING EXPENSES	591,122	616,537	1,257,827	961,592

LOSS FROM OPERATIONS	(373,160)	(516,739)	(726,498)	(861,794)

OTHER INCOME (EXPENSES)
Interest and bank charges	(7,507)	(48)	(8,643)	(48)
Interest to shareholders and related parties	-	(66,027)	-	(129,768)
Interest on debentures	(77,140)	-	(77,140)	-
Financing costs	-	-	(192,468)	-
Beneficial conversion interest	(380,000)	-	(380,000)	-
Interest income	3,209	-	3,209	-
TOTAL OTHER INCOME (EXPENSES)	(461,438)	(66,075)	(655,042)	(129,816)

LOSS BEFORE INCOME TAXES	(834,598)	(582,814)	(1,381,540)	(991,610)

INCOME TAXES	-	-	-	-

NET LOSS	(834,598)	(582,814)	(1,381,540)	(991,610)

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation gain (loss)	38,418	(3,078)	68,018	(10,769)

COMPREHENSIVE LOSS	$(796,180)	$(585,892)	$(1,313,522)	$(1,002,379)

BASIC AND DILUTED NET LOSS PER SHARE	$(0.02)	$(0.02)	$(0.04)	$(0.03)

WEIGHTED AVERAGE NUMBER
COMMON SHARES OUTSTANDING
BASIC AND DILUTED	36,500,395	35,406,227	36,125,296	29,029,000

The accompanying notes are an integral part of these financial statements.

WESCORP ENERGY INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2005	2004
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,381,540)	$(991,610)
Adjustments to reconcile net loss
to net cash used by operating activities:
Depreciation	24,009	10,700
Shares issued for services	25,392	36,372
Beneficial conversion interest	380,000	-
Amortization on discount of note payable	-	-
Decrease (increase) in accounts receivable	254,344	(154,956)
Decrease (increase) in inventory	(212,948)	-
Decrease (increase) in prepaid expenses	(102,846)	(8,298)
Decrease (increase) in deferred tax asset	-	(66,880)
Decrease (increase) in other assets	-	(64,456)
Increase (decrease) in bank indebtedness	-	9,640
Increase (decrease) in accounts payable and accrued liabilities	216,814	193,603
Increase (decrease) in accounts payable, related parties	-	(26,613)
Net cash used by operating activities	(796,775)	(1,062,498)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	(17,010)	-
Cash provided by acquisition	-	111,878
Deposits	25,325	-
Note receivable	(272,456)	-
Purchase of trademarks	-	(988)
Investments	(75,000)	(73,129)
Net cash used in investing activities	(339,141)	37,761
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments on borrowing	(6,964)	-
Payments on notes payable		(150,000)
Repament of shareholder loan	(44,836)	-
Proceeds on notes payable		-
Proceeds on converitble debentures	1,552,319
Sale of stock	575,336	1,530,191
Net cash provided by financing activities	2,075,855	1,380,191
Effect of exchange rates	13,106	6,429
Net increase in cash	953,045	361,883
Cash, beginning of period	50,398	113,886
Cash, end of period	$1,003,443	$475,769
SUPPLEMENTAL CASH FLOW DISCLOSURES:
Cash paid for interest and income taxes:
Interest expense	$85,783	$129,816
Income taxes	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:

Stock issued for conversion of notes payable, amounts due
to shareholders and accounts payable	$-	$-
Shares issued for services	$25,392	$36,372
Shares issued for subscriptions receivable	$62,272	$-

The accompanying notes are an integral part of these financial statements.

WESCORP ENERGY INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
June 30, 2005

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

Operating results for the six month period ended June 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.

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

Accounts Receivable
The Company carries its accounts receivable at net realizable value. On a periodic basis, the Company evaluates its accounts receivable and considers the need for an allowance for doubtful accounts, based on Company past and expected collections, and current credit conditions. At June 30, 2005, a valuation allowance of $19,433 (December 31, 2004 – nil) is deemed necessary. The Company's policy is to accrue interest on trade receivables at the discretion of management.

Product Warranties
The Company sold the majority of its products with one-year unconditional repair or replacement warranties. Warranty expense is included in cost of sales.

Inventories
Inventories are stated at the lower of cost or market on a weighted average basis.

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

Intangible Assets
In September 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141, "Business Combinations" (hereinafter “SFAS No. 141”) and Statement of Financial Accounting Standard No. 142, "Goodwill and Other Intangible Assets" (hereinafter “SFAS No. 142”). SFAS No. 141 provides for the elimination of the pooling-of-interest method of accounting for business combinations with an acquisition date of July 1, 2001 or later. SFAS No. 142 prohibits the amortization of goodwill and other intangible assets with indefinite lives and requires periodic reassessment of the underlying value of such assets for impairment. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. During 2002, the Company fully impaired its intangible assets which were charged to discontinued operations expense and subsequently disposed of during 2003. Application of the non-amortization provision of SFAS No. 142 is expected to result in no change to the Company’s results of operations, even though the Company acquired new non-amortizable intangible assets in the year ended December 31, 2004.

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

The Company acquired DCR technology rights from Vasjar which are included in intangible assets. These items represent the acquisition cost of the assets purchased from Vasjar in 2004 (see Note 9). The Company’s intangible assets are summarized as follows:

	June 30,	December 31
	2005	2004
DCR Technology	$3,503,824	$3,503,824
Goodwill	414,073	414,073
Net Intangibles Assets	$3,917,897	$3,917,897

Accounting Pronouncements – Recent
In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 153. This statement addresses the measurement of exchanges of non-monetary assets. The guidance in APB Opinion No. 29, “Accounting for Non-monetary Transactions,” is based on the principle that exchanges of non-monetary assets should be measured based on the fair value of the assets exchanged. The guidance in that opinion, however, included certain exceptions to that principle. This statement amends Opinion 29 to eliminate the exception for non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. A non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. This statement is effective for financial statements for fiscal years beginning after June 15, 2005. Earlier application is permitted for non-monetary asset exchanges incurred during fiscal years beginning after the date of this statement is issued. Management believes the adoption of this statement will have no impact on the financial statements of the Company.

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

Impairment or Disposal of Long-Lived Assets
In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (hereinafter “SFAS No. 144”). SFAS No. 144 replaces SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.” This standard establishes a single accounting model for long-lived assets to be disposed of by sale, including discontinued operations. SFAS No. 144 requires that these long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or discontinued operations. This statement is effective beginning for fiscal years after December 15, 2001, with earlier application encouraged. The Company adopted SFAS No. 144 which did not have a material impact on the financial statements of the Company for the years presented. All of the Company’s long-lived assets were disposed of during 2002 and 2003. New assets were acquired in 2004 as a result of the acquisition of 100% of the outstanding shares of Flowstar and Vasjar (see Note 9).

Inventory
Inventories are stated at the lower of average cost or market. The cost of finished goods includes the cost of raw material, direct and indirect labor, and other indirect manufacturing costs.

The components of inventory at June 30, 2005 and December 31, 2004 are as follows:

	June 30,	December 31,
	2005	2004
Finished goods	$657,544	$471,222
Raw materials	65,597	38,971
Total inventory	$723,141	$510,193

Advertising Expenses
Advertising expenses consist primarily of costs incurred in the design, development, and printing of Company literature and marketing materials. The Company expenses all advertising expenditures as incurred. The Company's advertising expenses were $109,449 and $122,408 for the six months ended June 30, 2005 and the six months ended June 30, 2004 respectively.

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

Basic earnings per share includes no dilution and is computed by dividing net income available to common shareholders by the weighted average common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity similar to fully diluted earnings per share. Although there were common stock equivalents outstanding at June 30, 2005 and at December 31, 2004, they were not included in the calculation of earnings per share because they would have been considered anti-dilutive.

Fair Value of Financial Instruments
The Company's financial instruments as defined by Statement of Financial Accounting Standard No. 107, "Disclosures about Fair Value of Financial Instruments," include cash, investments, a note receivable, accounts payable, accrued expenses and notes payable. All instruments are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at June 30, 2005 and at December 31, 2004.

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

Going Concern
These consolidated financial statements have been prepared with the assumption being that the Company will continue on a going concern basis and that it will be able to realize assets and discharge liabilities in the normal course of business. As shown in the accompanying financial statements, the Company has incurred an accumulated deficit of approximately $11, 964,342 through June 30, 2005. The Company has changed its focus to provide expertise to emerging companies, offering timely product solutions and/or strategic investment opportunities in the oil and gas industries which will, if successful, mitigate these factors which raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence. The Company has successfully raised $1,552,319 on a convertible debenture. Management feels that this will be sufficient to fund normal operations through 2005 (see Note 11).

Investments
The Company’s investments consist of non-marketable equity securities. These investments, for which the Company does not have the ability to exercise significant influence in the underlying company, are accounted for under the cost method of accounting. Dividends and other distributions of earnings, if any, are included in income when declared. The Company periodically evaluates the carrying value of its investments, which are recorded at the lower of cost or estimated net realizable value.

Principles of Consolidation
The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, after elimination of the intercompany accounts and transactions. Wholly owned subsidiaries of the Company are listed in Note 9.

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

NOTE 4 – NOTE RECEIVABLE

During the period the Company entered into an agreement to advance funds to an unrelated party in the form of a promissory note. This note carries interest at a rate of 7.25%, is due on September 30, 2005 and is secured by a general security agreement.

NOTE 5 – PROPERTY AND EQUIPMENT

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

	June 30, 2005		December 31, 2004
		Accumulated		Accumulated
	Cost	Depreciation	Cost	Depreciation
Tools and Equipment	$4,300	$306	$2,352	$-
Furniture & Fixtures	12,489	4,504	11,447	3,309
Office Equipment	33,095	12,921	31,009	9,724
Automotive Equipment	78,734	37,295	78,734	24,280
Computer Hardware	31,080	10,350	21,705	6,359
Computer Software	10,655	6,145	8,097	4,026
Leasehold Improvements	748	741	748	556

Total	171,101	$72,262	154,092	$48,254

Less: accumulated depreciation	72,262		48,254

Total property, plant and equipment	$98,839		$105,838

NOTE 6 – INVESTMENTS

The components of investments at June 30, 2005 and December 31, 2004 are as follows:

	June 30,	December 31,
	2005	2004
Synenco Energy Inc.	$530,462	$530,462
Ellycrack AS	463,186	388,186
Total investments	$993,648	$918,648

Agreement with Vasjar Trading Ltd.
In January of 2004, the Company entered into an agreement to acquire 100% of the common stock of Vasjar Trading Ltd. ("Vasjar"), a British Virgin Islands corporation.

Vasjar has five Barbados corporate subsidiaries, one of which holds intellectual property rights, including technology rights to the DCR system originally owned by Flowray.

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

Pursuant to a share purchase option agreement dated February 10, 2004, the Company has been granted an option to purchase additional shares to increase the Company's ownership up to 20% of the outstanding common voting shares of Ellycrack on a fully diluted basis as at June 30, 2004. The option is exercisable until the later of June 30, 2004 or the date that is four months after the completion date of the Company's testing of Ellycrack's technology. This testing has not been completed as of the writing of these financial statements. The purchase price for these Ellycrack shares will be equal to 11.85% of the total market value of $5,000,000 in respect of all the outstanding shares of Ellycrack as at June 30, 2004 as mutually agreed by the parties or approximately $592,500.

NOTE 7 – COMMON STOCK AND WARRANTS

Common Stock|
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

2005 Stock Transactions
In the first six months of 2005, the Company issued 1,579,571 shares for total proceeds of $663,000. These shares were issued on the exercise of various warrants at exercise prices of $0.25 to $1.00 per share.

Common Stock Warrants
As of August 8, 2005, the Company has the following common stock purchase warrants outstanding:

Number of shares	Exercise	Expiration
under warrants	price	date
571,429	$0.35	September 2005
2,607,494	$0.35	December 2005
1,500,000	$0.15	March 2006
300,000	$0.25	December 2006
1,000,000	$0.15	June 2008
5,978,923

NOTE 8 – COMMITMENTS

Agreement with Ellycrack AS
In March of 2004, Ellycrack AS (“Ellycrack”) of Norway granted the Company an option exercisable until June 1, 2005 to acquire exclusive rights to use Ellycrack’s high intensive catalytic cracking technology and intellectual property. This would also include the exclusive rights to manufacture, and sell products or systems derived from or utilizing Ellycrack’s technology in North America.

Later in 2004, the Company entered into a joint venture (“JV”) agreement with Ellycrack (superseding prior agreements) that gives Wescorp a 50% interest in the rights to use and benefit from Ellycrack’s high intensive catalytic cracking technology and intellectual property worldwide. In exchange, the Company must pay for the construction and design modifications of a full scale prototype in Canada to the point that such a prototype is commercially saleable. After this point, all future costs will be shared equally between the Company and Ellycrack.

NOTE 9 –ACQUISITIONS AND DISPOSITIONS OF SUBSIDIARIES

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

The assets and liabilities acquired were as follows as of March 31, 2004:

	Flowstar
	Technologies	Flowray
	Inc.	Inc.
Cash equivalents	$131,704	$6,587
Receivables	305,986	-
Inventory	290,906	-
Due from affiliate	-	103,054
Other current assets	23,856	-
Property and equipment	108,286	-
Note receivable	-	444,972

Deferred tax asset	64,777	-
Total Assets	$925,515	$554,613

Accounts payable	$222,949	$23,416
Deferred tax liability	-	9,938
Due to Wescorp	1,104,150	485,826
Long-term liability	25,385	-
Total Liabilities	$1,352,484	$519,180

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

The fair market value of the shares due to the Vasjar shareholders’ has been recorded as other short-term and long-term liabilities totaling $1,040,000.

On April 29, 2004, the Company issued and delivered to each of the shareholders of Vasjar 1,200,000 restricted shares of common stock, for a total of 2,400,000 shares, as a proposed settlement of the initial share delivery provisions for the Vasjar acquisition.

NOTE 10 – OTHER LIABILITIES

Vehicle Loans
During the year ended December 31, 2004, the Company purchased trucks for $65,504. The underlying notes are secured by the vehicles and are for thirty-five months. The monthly payments are $1,207.

The following comprise the Company’s notes payable at June 30, 2005 and at December 31, 2004:

	June 30,	December 31,
	2005	2004
Note payable – Interest at 0.0%, and secured by automotive assets of Flowstar	$20,021	$23,692
Note payable – Interest at 7.75%, compounded monthly and secured by automotive assets of
Flowstar	27,898	31,191
Notes payable – Interest at 0.0%, unsecured	1,062,475	1,062,475
Total notes payable	$1,110,394	$1,117,358
Portion due within one year	265,879	265,786
Long-term	$844,515	$851,572

Future principal payments are as follows:

Annual
Maturity
Year	Amount
2006	$265,879
2007	412,604
2008	413,092
2009	7,673
2010	11,146
$1,110,394

For additional disclosures on notes payable to related parties, see Note 14.

NOTE 11 – CONVERTIBLE DEBENTURES

During the period the Company issued debentures which bear interest at the rate of 14% per annum, payable quarterly which mature on December 31, 2005. The debentures are secured by way of a security interest over the inventory and receivables of Flowstar Technologies Inc., a wholly owned subsidiary of the Company.

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

The convertible debentures contained a beneficial conversion feature computed at its intrinsic value, which was the difference between the conversion price and the fair value on the debenture issuance date of the units into which the debt was convertible, multiplied by the number of shares into which the debt was convertible at the commitment date. Since the beneficial conversion feature was to be settled by issuing equity, the amount attributed to the beneficial conversion feature, or $380,000, was recorded as an interest expense and a component of equity on the issuance date. It is management’s opinion that the fair market value of the units noted above would be worth 80% of the market price of free trading stock as the shares in these units are restricted in trading and represent a large block of shares that current market conditions could not absorb.

The fair value of the warrants attached to each unit was calculated using the Black-Scholes Option Pricing Model incorporating the following weighted average assumptions:

Risk free interest rate	3.0%

Expected dividend yield	Nil

Expected stock price volatility	117%

Expected warrant life	0.75 year

Weighted average grant date fair value per warrant	0.30

Measurement uncertainty
The Black-Scholes Option Pricing Model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. The warrants attached to the units issued by the Company are non-transferable. Option pricing models require the input of subjective assumptions including expected share price volatility. The fair value estimate can vary materially as a result of changes in the assumptions.

NOTE 12 – COMMITMENTS AND CONTINGENCIES

The Company had three consulting agreements. The agreements were effective from April 1, 2003 through March 31, 2005. The consultants were to be paid in cash or common stock, with a deemed price of $0.20 per share. The monthly fee for two consultants was $5,000 each and the other consultant was to receive $2,500 per month. Consultant expense for the quarter ended March 31, 2005 under these agreements was $37,500 (2004 - $37,500~~)~~. At June 30, 2005, the Company has not issued this stock.

On September 3, 2003, the Company signed an agreement to settle its indebtedness to a former officer of the Company. At the date of the agreement, the individual received $15,000 and is to receive $7,500 per month and 3% of the gross proceeds of any equity financing completed by the Company after the date of the agreement subject to a maximum payment of $37,500 in respect to each financing. The total payment in aggregate will not exceed $150,000. This obligation was paid in full effective June 22, 2005.

At September 2003, the Company approved a transaction with a legal service provider in recognition of a previous credit accommodation. The transaction provided for a direct grant of 100,000 common stock and an additional 100,000 common stock warrants exercisable at $0.50 for five years and with a cashless exercise feature. As part of the transaction, the party agreed to cap legal service costs at an agreed maximum from September 2003 to December 2004, amounting to a reduction of $100 per hour. At June 30, 2005, the Company had not issued this stock or warrants.

NOTE 13 – LEASES

Operating Leases
The Company leases office space and manufacturing space in Edmonton, Alberta, Canada for $3,450 per month under a month to month operating lease agreement. The Company leases office space in Calgary, Alberta, Canada for $2,420 per month under an operating lease agreement, which expires November 2005. In addition the Company has entered into a lease agreement with respect to a vehicle which has minimum lease payments of $873 per month until June 2007.

NOTE 14 - RELATED PARTY TRANSACTIONS

Related Party Transactions
Summary of related party transactions as follows for the six months ended June 30, 2005 and the year ended December 31, 2004:

		June 30,	December 31,
		2005	2004
Consulting fees paid or accrued to directors of the Company		$37,500	$150,000
Interest paid or accrued to shareholders	$	NIL	$247,351

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

On March 15, 2005, AHC agreed to convert this debt plus accrued and unpaid interest to units (“units”) of the Company at a price of $0.87 per unit. Each unit consists of one common stock share and one common stock share purchase warrant (the "warrant(s)") each of which may be exercised at any time up to December 31, 2006 as follows:

(a) if exercised on or before December 31, 2005 the holder of each warrant shall be entitled to purchase one common share for each warrant held for $1.00 per common share; and

(b) thereafter until December 31, 2006 the holder of each warrant shall be entitled to purchase one common share for each warrant held for $2.00 per common share.

The original note was denominated in Canadian dollars. Upon signing the above agreement the parties agreed to a value of the note in the amount of $1,924,681 as at March 15, 2005. Based on this valuation 2,212,277 shares will be issued as a result of this transaction.

Further, on January 28, 2003 the Company granted warrants to AHC which would allow them to purchase 1,000,000 shares of common stock at a price of $0.15 per share in connection with the above stated loan. The warrants expire on March 6, 2006. If these warrants were exercised the shares would have a market value of $780,000 at June 30, 2005.

The terms of the amounts due to shareholders at June 30, 2005 and at December 31, 2004 are as follows:

	June 30,	December 31,
	2005	2004
Note payable –Interest at 15%, compounded semi-annually, paid annually with a maturity
date of December 31, 2005, unsecured, due to a shareholder.	$-	$1,979,593

Commitment to issue shares on the conversion of the above note payable – shares to be issued	1,924,681	-
subsequent to the quarter end

Advances from shareholders, non-interest bearing with no set terms of repayment.	-	44,836

Total amounts due to shareholders	$1,924,681	$2,024,429

NOTE 15 – SUBSEQUENT EVENTS

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

Item 2. Management's Discussion and Analysis Of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our Consolidated Financial Statements and related notes appearing elsewhere in this Form 10-QSB.

Overview

During the six months ended June 30, 2005 Wescorp has successfully raised $1,552,319 on the issuance of a convertible debentures and $600,728 on the exercise of outstanding warrants. An additional $110,000 was raised through the convertible debentures but the debenture agreement for these funds has not yet been signed. Furthermore, the loan from AHC Holdings Ltd. in the amount of Cdn $2,382,755 was converted to shares of the company at $0.87 per share valued at US $1,924,681, resulting in the complete elimination of this loan.

Revenue from operations for the second quarter of 2005 totaled $431,428 ($200,109 for the second quarter of 2004). The Company had no revenue from operations for the first quarter of 2004, as Flowray Inc. ("Flowray") and Flowstar Technologies Inc. ("Flowstar") (see "Acquisition of Flowstar and Flowray", below) became wholly owned subsidiaries after the end of the first quarter on March 31, 2004. Flowstar and Flowray were operating prior to their acquisition, and the operating results of this can be reviewed in the Proforma Financial Statements that are included in the 10Q report for the first quarter of 2004. The acquisition of Vasjar Trading Ltd. completed after the end of the second quarter in 2004 and accordingly, assets, liabilities and operations of Vasjar and its subsidiaries, as well as any consolidating entries associated therewith, were reflected in the third quarter of 2004.

To date our quarterly operations have experienced consistently negative cash flows. Management had anticipated that the Flowstar operations would generate increased sales and result in positive quarterly operating cash flows commencing by the end of the 2004 financial year. While Flowstar sales to date have been encouraging the flow meter business has not yet reached the break even level.

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

Recently Flowstar has hired new sales personnel to promote the sale of flow meters.

2.
Continue to hire, train and retain key management for our company and ensure any target company does the same - A corporate controller was hired late in March of 2005 and the Company has recently employed an investment relations executive.

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

4.
Maintain adequate financial resources – As noted above in the six months ended June 30, 2005 the Company undertook to raise over one million dollars through the issuance of a convertible debenture. This was successful, and the issuance was closed on April 28, 2005, resulting in the Company raising $1,552,319.

Our future opportunities for success greatly depend on the continued employment of and performance of senior management, including the successful hiring of any key personnel employed by potential target companies. We would be materially adversely affected if one or more of the senior management team does not continue to perform in their present positions, or if we or potential targets are unable to hire and train a sufficient number of qualified management, professional, technical and regulatory personnel.

A.1 Acquisition of Flowstar and Flowray

On March31, 2004, we completed the acquisition of 100% of the outstanding shares of Flowstar and Flowray in consideration of cash payments to the selling shareholders totaling approximately $414,000 (CDN$550,000).

Flowstar has the non-exclusive worldwide license to use Flowray's technology relating to certain flow meters and to manufacture, market and sell products derived from the technology, including three major product lines used in measuring and recording natural gas flow. Flowray has developed a system known as the Digital Chart Recorder or "DCR" for measuring the flow of gas at the wellhead. Flowstar also markets liquid based totalizers, burner igniters, and Windows©-based gas flow calculation software, and a line of liquid turbines for which there is no intellectual property, as the patents expired long ago.

Flowstar successfully field-tested the DCR-900 product in 2003. Units were commercially sold in the 2003 year, and were installed in various customer applications. Flowstar continues to develop and improve the DCR product line, including PDA/telephone software and a satellite communication system. The introduction of the DCR-1000 and testing of the differential pressure cell enhances Flowstar’s position as an industry leader providing advanced technological solutions for gas flow measurement equipment.

In 2005 management of Flowstar participated in the ISA Calgary 2005 Show and Conference on April 13 and 14, and the Canadian School of Hydrocarbon Measurement Exhibit in Calgary Alberta on March 22 and 23. Staff also attended the Coal Bed Methane Conference held on March 2 and 3.

In the third quarter of 2004, additional professional sales staff were identified and hired and a sales office was opened in Calgary, giving the company an important presence in the most influential oil and gas industry city in Canada. Management is optimistic about the future prospects for Flowstar and Flowray. Sales and purchase orders for the company in the first quarter totaled 322 units. Management feels that sales will continue to increase over the remaining six months of 2005. In an effort to boost revenue additional sales staff have recently been hired to promote the DCR product line in Alberta

Cash will be required to fund the manufacture of sufficient inventory and to finance the build up of trade accounts receivable that will increase as sales strengthen. Consequently, it is difficult to forecast the total cash required, as it will be contingent on the timing and amount of sales generated over the same period. However, management feels that with the recent closing of the convertible debenture financing, and barring any unforeseen difficulties, the company has sufficient cash to carry it through normal operations to the end of 2005.

A.2 Acquisition of Vasjar

In connection with the acquisition of Flowstar and Flowray, Wescorp also entered into share purchase agreements dated effective January 14, 2004 pursuant to which Wescorp acquired 100% of the outstanding shares of Vasjar Trading Ltd. (“Vasjar”), a British Virgin Islands corporation, Vasjar in turn owns 100% of the outstanding shares of Quadra Products International Inc. (“Quadra”) and Flowstar International, Inc. (formerly Penta Energy Products Inc.) (“Flowstar International”), both of which are Barbados corporations. (Pursuant to an agreement dated as effective August 30, 2003, Flowray had transferred to Quadra all of its intellectual property rights, including rights to the technology related to the DCR 900 system described below, in consideration of a promissory note in the principal amount of CDN$600,000 without interest. The promissory note is now an asset of Flowstar.

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

If Wescorp fails to deliver any of the Stage 1, 2 or 3 shares, Wescorp will be subject to a penalty of 10% additional shares to be issued to the Vasjar shareholders each month of delay, with a cumulative provision. Wescorp was not able to deliver free-trading shares on April 1, 2005, and so the Company will be liable for to pay the Vasjar shareholders an additional 48,000 Wescorp shares for each month that the shares are not delivered, starting with the month of April 2005. If any of the Wescorp shares to be issued to the Vasjar shareholders have not been delivered for a period of 182 days after the applicable due date, the Vasjar shareholders may at their option terminate the share purchase agreements, without notice or prior opportunity to cure. Wescorp has pledged to the Vasjar shareholders all the Vasjar shares as security to guarantee Wescorp’s performance under the share purchase agreements. Management has taken steps to deliver free trading shares to the Vasjar shareholders and it anticipates that this will be completed in the month of September 2005.

With the completion of the acquisition of Vasjar, the Company now owns all the proprietary technology originally owned by Flowray related to the DCR 900 system and other products. Quadra is planning to grant Flowstar International a license to use the technology and to manufacture, market and sell products derived from the technology, including the DCR 900 system, in all jurisdictions worldwide except Canada. Wescorp has become the parent company of Flowstar USA, which will hold the rights to manufacture, market and sell the DCR system in the United States. Flowstar's current worldwide license will be amended so that Flowstar will retain the rights to manufacture, market and sell the DCR system only in Canada.

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

Plan of Operation for the Next Twelve Months

The Flowstar revenue from July 01, 2004 to June 30, 2005 of $1,671,939 is an indication that Flowstar will generate significantly higher operating revenues in the future that will enable it to operate profitably. Our overall future operations are dependent upon the identification and successful completion of additional long-term or permanent equity financing, the continued support of creditors and shareholders, and, ultimately, the achievement of profitability in all facets of our operations. There can be no assurances that we will be successful which would significantly affect our ability to roll out our revised business plan. We will continue to evaluate our projected expenditures relative to our available cash and to seek additional means of financing in order to meet our internal and external growth.

Over the past year, we have integrated the operations of Flowstar and Flowray into our corporate structure, have prepared a comprehensive updated plan to capitalize on the competitive advantages of the DCR products in Canada. Over the next several months, Management will be drawing up a plan of action to manufacture and distribute the DCR products throughout North America and the rest of the world.

The Company has recently closed financing by way of convertible debentures for an aggregate amount of $1,552,319 and an additional $110,000 for which no debenture agreement has been signed. The debentures are secured by the assets of Flowstar and carry interest at the rate of14% per annum with a due date of December 31, 2005. The debt is convertible into Units of the Company at a price of $0.90 per Unit. Each Unit purchased hereunder is comprised of One (1) common share of the Corporation (the "Common Share(s)") and One (1) Common Share purchase warrant (the "Warrant(s)") each of which may be exercised at any time up to December 31, 2006 as follows:

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

Until the Flowstar operation becomes cash flow positive, Wescorp’s cash on hand is our only source of liquidity. We do not have any lending arrangements in place with banking or financial institutions. We hope to secure conventional bank financing (line of credit) for Flowstar in 2006.

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

We anticipate that the only major purchases of capital assets in the next 12 months will be the building of the Ellycrack Pilot Plant. However, there may be some purchases of office equipment and shop equipment for Flowstar. Also, Flowstar will be conducting some research and development in its ongoing program to maintain the competitive advantage of its products. Wescorp’s current corporate employee count has increased with the hiring of a full time corporate controller and the recent addition of our VP Investor Relations and Corporate Communications. There may be some services that Wescorp will contract out for, given the specialized nature of the business of Flowstar. With the change in our business plan, we anticipate that any change in capital assets, research and development and employees would be subject to change in any targeted operating business that we may acquire, including that of Flowstar and Ellycrack.

Results from Operations – 2005 Compared to 2004

Revenues

Revenues increased by $231,319, or approximately 116% to $431,428 for the quarter ended June 30, 2005 from $200,109 for the quarter ended June 30, 2004. This increase was the result of the increased market acceptance of the DCR systems sold by Flowstar and increased marketing of the Flowstar products. Results for 2004 are indicative of the marketing of a virtually new product in the DCR system and the initial reluctance of the industry to accept the product as a viable alternative to existing technology. The increase in revenue of $851,913 for the six months ended June 30, 2005 from $200,109 for the six months ended June 30, 2004 be attributed to the acquisition of Flowstar on March 31, 2004

While revenue for the second quarter of 2005 did not match that of the first quarter of 2005, this decrease can be attributed to spring breakup in Alberta and the introduction of EUB Directive 17. Wetter than average conditions in the months of April and May resulted in a weaker than normal market during a period where sales are traditionally slow. Combine this with the government of Alberta’s introduction of EUB 17 which placed new measurement testing requirements on all devices which measure gas flow and revenues could not be maintained at the levels achieved in the first quarter of 2005.

Cost of Sales

As a percentage of revenues, cost of sales has been consistent in both the first and second quarter of 2005 at 49.5% . This is a slight improvement over the 50.1% cost of sales figures achieved in the second quarter of 2004. This is a strong indicator that the Company has been able to maintain its margins while increasing its market presence of the DCR systems.

Expenses

Operating expenses for the three months ended June 30, 2005 show a slight decrease of $25,415 versus the same period in 2004. Consulting fees for the current year’s three month period ended June 30 are approximately half of those for 2004. In addition legal and accounting costs decreased by $175,531. Last year’s figures for legal and accounting were adversely affected by legal fees incurred to defend the Baum litigation as well as legal and other professional fees related to the acquisition of Flowstar and Flowray.

The above decreases were offset by substantial increases in wages and benefits. Part of the increase in wages and benefits is due to hiring former consultants as employees. Additional staff were hired to fill the management positions of VP Investor Relations and Communications and corporate controller. The Company has also hired administration staff necessary to support the operations of Flowstar and enhance internal controls. Furthermore the Company incurred costs or $35,845 for insurance and $16,502 for research and development in the current quarter which did not exist in last year’s figures.

Other Income and Expenses

The Company had a loss from other items of $461,438 for the three months ended June 30, 2005 compared to a loss of $66,075 for the same period in 2004. Most of this loss can be attributed to the $380,000 in beneficial conversion interest required to account for the issuance of the convertible debentures. Interest incurred on the debentures in the amount of $77,140 was not in the prior year figures as these debentures have been issued in the current fiscal year. The 2004 figures reflect $66,027 in interest for amounts owing to shareholders and related parties the three months ended June 30, 2004. With the extinguishment of this debt in the current fiscal year no further interest expense has been incurred on this debt. Interest and bank charges have increase by $7,459 due to the financing of vehicles purchased by the Company subsequent to June 30, 2004. Interest income relates to the note receivable issued by the Company in the current quarter.

Net Loss

We incurred a net operating loss for the three months ended June 30, 2005 of $834,598 compared to a net loss of $584,598 for the comparable period in 2004. Had the Company not incurred $380,000 in beneficial conversion interest it would have only shown a loss of $454,598 in the current quarter.

Liquidity and Capital Resources – 2005 Compared to 2004

From inception, we have been dependent on investment capital and debt financing from our shareholders as our primary source of liquidity. To June 30, 2005, we have generated revenues from operations of only $1,872,048 (comprised of $820,026 for the three quarters to December 31, 2004 and $1,052,022 for the first six months of 2005). We had an accumulated deficit at June 30, 2005 of $11,964,342.

During the first quarter of 2005, our cash position increased to $1,003,443 at June 30, 2005 from $475,769 at June 30, 2004. We had cash used in operations of $796,775 in the first six months of fiscal 2005 compared to cash used in operations of $1,062,498 in the same period of fiscal 2004. We also had a net outflow of cash of $339,141 from investing activities in the first six months of 2005, which consisted of cash used of $75,000 for the purchase of shares in Ellycrack as noted in the "Financing" section above (2004 - 73,129), the purchase of plant and equipment of $17,010 (2004 - $nil), the issuance of a note receivable in the amount of $272,456 which was offset by the change in deposits of $25,325 (2004 - $nil). The 2004 figures reflect net balances received of $111,878 from Flowstar and Flowray on the purchase of their shares. The net cash used in operating and investing activities was financed by $2,075,855 from financing activities, resulting in a net increase in our cash position for the six month period of $953,045. The cash flow from financing activities is primarily a result of the issuance of some common stock shares net of shares issued for services in the amount of $575,336 and convertible debentures in the amount of $1,552,319 (see Part II, Item 2).

The Company had $5,718,836 in total liabilities at June 30, 2005 compared to $2,414,001 at the end of June 2004. Part of the increase can be attributed to additional trade payables and financing required to sustain the operations of Flowstar resulting in an increase of approximately $493 thousand.. In addition, $1,040,000 in debt was incurred as part of the purchase of Vasjar.

The note payable to the related shareholder also increased in value by approximately $209 thousand as a result of the US dollar weakening against the Canadian dollar and additional interest accruing on the loan until it was crystallized into equity. This amount is reflected as deposit equity on the balances sheet as these shares are yet to be issued by the Company.

The Company also obtained additional financing of $2,153,047 through the issue of $600,728 in share capital and an additional $1,552,319 in convertible debentures. There was a repayment of $6,964 on loans used to finance the vehicles acquired after June 30, 2004.

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

Baum Lawsuit

The Company was successful in its lawsuit with Mr. Mark Baum. Wescorp was awarded $42,471 plus court costs. Mr. Baum appealed the judgment. The final determination of the case at this time is not certain, nor is it certain when or if the Company will receive the court award and costs.

ITEM 2. CHANGES IN SECURITIES

To the end of the second quarter of 2005, Wescorp has raised $1,552,319 on the issuance of a convertible debenture (the closing of which was on April 28) and $635,500 on the exercise of outstanding warrants. In addition, the loan from AHC Holdings Ltd. for Cdn $2,382,755 (US$1,924,681) was converted to shares of the company at $0.87 per share, resulting in the complete elimination of the loan.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our security holders during the three months ended June 30, 2005.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 12th day of August, 2005.

WESCORP ENERGY INC.

Date: August 12, 2005	By: /s/ Douglas Biles
Douglas Biles, Chief Executive Officer and Director

By: /s/ Terry Mereniuk
Terry Mereniuk, Chief Financial Officer and Director