Form 10QSB
period 2005-09-30
WESCORP ENERGY INC
filed 2005-11-14
CIK 1069489

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2005

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________to __________

Commission File Number 000-30095

WESCORP ENERGY INC.
(Exact name of registrant as specified in its charter)

Delaware	98-044716
State or other jurisdiction of	(I.R.S. Employer
incorporation or organization	Identification No.)

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
Yes ☒ No ☐

Number of shares outstanding of the registrant's class of common stock as of November 10, 2005 was 38,279,686.

Authorized share capital of the registrant as of November 10, 2005, was 250,000,000 common shares, par value of $0.0001, and 50,000,000 preferred shares, par value of $0.0001

The Company recorded revenue of $638,536 for the quarter ended September 30, 2005.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the
Exchange Act). Yes ☐ No ☒

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

PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements

WESCORP ENERGY INC.
CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2005	2004
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and equivalents	$259,708	$48,428
Cash trust accounts	-	1,970
Accounts receivable	585,444	622,657
Inventory	865,809	510,193
Prepaid expenses	57,982	14,706
Note receivable	287,616	-
TOTAL CURRENT ASSETS	2,056,559	1,197,954

PROPERTY AND EQUIPMENT, net	144,611	105,838

OTHER ASSETS
Investments	993,648	918,648
Technology	3,503,824	3,503,824
Goodwill	414,073	414,073
Deposits	14,132	39,273
TOTAL OTHER ASSETS	4,925,677	4,875,818

TOTAL ASSETS	$7,126,847	$6,179,610

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$958,826	$914,628
Other liabilities	437,027	265,786
Due to directors	300,000	-
Note payable, related party, net of unamortized discount	-	1,979,593
Due to shareholders	-	44,836
Deposit equity	1,924,681	-
Convertible debentures	1,552,319	-
TOTAL CURRENT LIABILITIES	5,172,853	3,204,843

LONG-TERM LIABILITIES
Other liabilities	487,818	851,572
TOTAL LONG-TERM LIABILITIES	487,818	851,572

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' EQUITY
Preferred stock, 50,000,000 shares authorized, $0.0001
par value; no shares issued	-	-
Common stock, 250,000,000 shares authorized, $0.0001
par value; 37,365,186 and 35,017,615 shares
issued and outstanding, respectively	3,736	3,501
Additional paid-in capital	14,597,182	13,081,137
Subscription receivable	(62,272)	-
Accumulated other comprehensive income (loss)	(281,062)	(378,641)
Accumulated deficit	(12,791,408)	(10,582,802)
TOTAL STOCKHOLDERS' EQUITY	1,466,176	2,123,195

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY	$7,126,847	$6,179,610

The accompanying notes are an integral part of these financials statements.

WESCORP ENERGY INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

REVENUES	$638,536	$579,337	$1,690,558	$779,446

COST OF SALES	396,556	407,090	917,249	507,401

GROSS PROFIT	241,980	172,247	773,309	272,045

EXPENSES
Consulting	137,498	174,402	447,743	596,219
Advertising and investor relations	29,574	130,971	139,023	253,379
Legal and accounting	23,743	202,082	170,564	419,516
Wages and benefits	260,927	-	617,815	-
Office	54,355	68,491	178,843	132,296
Insurance	35,361	-	94,036	-
Travel	46,948	3,535	129,349	64,375
Engineering expenses	168,044	-	168,044	-
Depreciation	14,544	24,516	38,553	35,216
Research and development	4,392	-	49,243	-
Amortization of loan discount	-	35,273	-	81,916
TOTAL OPERATING EXPENSES	775,386	639,270	2,033,213	1,582,917

LOSS FROM OPERATIONS	(533,406)	(467,023)	(1,259,904)	(1,310,872)

OTHER INCOME (EXPENSES)
Interest and bank charges	(1,720)	(3,420)	(10,363)	(3,468)
Interest to shareholders and related parties	-	(71,513)	-	(201,281)
Interest on debentures	(58,660)	-	(135,800)	-
Financing costs	-	-	(192,468)	-
Beneficial conversion interest	-	-	(380,000)	-
Penalty for late delivery of shares	(233,280)	-	(233,280)	-
Interest income	-	4,042	3,209	4,042
Foreign currency transaction gain/(loss)	-	(25,313)	-	(25,313)
Gain/(loss) on sale of assets	-	(5,398)	-	(5,398)
TOTAL OTHER INCOME (EXPENSES)	(293,660)	(101,602)	(948,702)	(231,418)

LOSS BEFORE INCOME TAXES	(827,066)	(568,625)	(2,208,606)	(1,542,290)

INCOME TAXES	-	-	-	-

NET LOSS	(827,066)	(568,625)	(2,208,606)	(1,542,290)

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation gain (loss)	29,560	192,861	97,578	182,092

COMPREHENSIVE LOSS	$(797,506)	$(375,764)	$(2,111,028)	$(1,360,198)

BASIC AND DILUTED NET LOSS PER SHARE	$(0.02)	$(0.01)	$(0.06)	$(0.05)

WEIGHTED AVERAGE NUMBER
COMMON SHARES OUTSTANDING
BASIC AND DILUTED	36,613,882	35,706,227	36,289,947	29,179,000

The accompanying notes are an integral part of these financial statements.

WESCORP ENERGY INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2005	2004
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,208,606)	$(1,542,290)
Adjustments to reconcile net loss
to net cash used by operating activities:
Depreciation	38,553	35,216
Shares issued for services	25,392	36,372
Shares issued for penalty on late delivery of shares	233,280	-
Beneficial conversion interest	380,000	-
Amortization on discount of note payable	-	81,916
Decrease (increase) in accounts receivable	37,213	(270,795)
Decrease (increase) in inventory	(355,616)	(292,640)
Decrease (increase) in prepaid expenses	(43,276)	(3,487)
Increase (decrease) in bank indebtedness	-	486
Increase (decrease) in accounts payable and accrued liabilities	344,198	287,957
Increase (decrease) in accounts payable, related parties	-	(8,878)
Net cash used by operating activities	(1,548,862)	(1,676,143)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	(77,326)	(29,266)
Cash provided by acquisition	-	15,006
Deposits	25,141	(44,268)
Note receivable	(287,616)	-
Purchase of trademarks	-	(28)
Investments	(75,000)	(108,151)
Net cash used in investing activities	(414,801)	(166,707)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments on borrowing	(7,970)	-
Payments on notes payable	-	-
Repament of shareholder loan	(44,836)	-
Proceeds on notes payable	-	55,609
Proceeds on finance contracts	55,458	-
Proceeds on converitble debentures	1,552,319	-
Sale of stock	575,336	1,530,191
Net cash provided by financing activities	2,130,307	1,585,800
Effect of exchange rates	42,666	187,022
Net increase in cash	209,310	(70,028)
Cash, beginning of period	50,398	113,886
Cash, end of period	$259,708	$43,858
SUPPLEMENTAL CASH FLOW DISCLOSURES:
Cash paid for interest and income taxes:
Interest expense	$146,163	$3,468
Income taxes	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:

Shares issued for services	$25,392	$36,372
Shares issued for subscriptions receivable	$62,272	$-
Assets net of liabilities acquired in acquisition	$-	$275,651
Shares traded for shares in Ellycrack	$-	$135,000
Shares issued to settle obligation to Vasjar shareholders	$240,000	$-
Shares issued for penalty on late delivery of shares	$233,280	$-

The accompanying notes are an integral part of these financial statements.

WESCORP ENERGY INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
September 30, 2005

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

Operating results for the nine month period ended September 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.

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

Revenue Recognition
The Company recognizes revenue when the customer has accepted delivery of the product and has agreed it meets their requirements.

Accounts Receivable
The Company carries its accounts receivable at net realizable value. On a periodic basis, the Company evaluates its accounts receivable and considers the need for an allowance for doubtful accounts, based on Company past and expected collections, and current credit conditions. At September 30, 2005, a valuation allowance of $20,515 (December 31, 2004 – nil) is deemed necessary. The Company's policy is to accrue interest on trade receivables at the discretion of management.

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

The Company acquired DCR technology rights from Vasjar which are included in intangible assets. These items represent the acquisition cost of the assets purchased from Vasjar in 2004 (see Note 9). The Company’s intangible assets are summarized as follows:

	September 30,	December 31
	2005	2004
DCR Technology	$3,503,824	$3,503,824
Goodwill	414,073	414,073
Net Intangibles Assets	$3,917,897	$3,917,897

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

The components of inventory at September 30, 2005 and December 31, 2004 are as follows:

	September 30,	December 31,
	2005	2004
Finished goods	$822,468	$471,222
Raw materials	43,341	38,971
Total inventory	$865,809	$510,193

Advertising Expenses
Advertising expenses consist primarily of costs incurred in the design, development, and printing of Company literature and marketing materials. The Company expenses all advertising expenditures as incurred. The Company's advertising expenses were $139,023 and $253,379 for the nine months ended September 30, 2005 and the nine months ended September 30, 2004 respectively.

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

Basic earnings per share includes no dilution and is computed by dividing net income available to common shareholders by the weighted average common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity similar to fully diluted earnings per share. Although there were common stock equivalents outstanding at September 30, 2005 and at December 31, 2004, they were not included in the calculation of earnings per share because they would have been considered anti-dilutive.

Fair Value of Financial Instruments
The Company's financial instruments as defined by Statement of Financial Accounting Standard No. 107, "Disclosures about Fair Value of Financial Instruments," include cash, investments, a note receivable, accounts payable, accrued expenses and notes payable. All instruments are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at September 30, 2005 and at December 31, 2004.

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

Going Concern
These consolidated financial statements have been prepared with the assumption being that the Company will continue on a going concern basis and that it will be able to realize assets and discharge liabilities in the normal course of business. As shown in the accompanying financial statements, the Company has incurred an accumulated deficit of approximately $12,791,408 through September 30, 2005. The Company has changed its focus to provide expertise to emerging companies, offering timely product solutions and/or strategic investment opportunities in the oil and gas industries which will, if successful, mitigate these factors which raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence. The Company has successfully raised $1,552,319 on a convertible debenture. Management feels that this will be sufficient to fund normal operations through 2005 (see Note 11).

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

Principles of Consolidation
The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, after elimination of the inter-company accounts and transactions. Wholly owned subsidiaries of the Company are listed in Note 9.

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

NOTE 4 – NOTE RECEIVABLE

During the period the Company entered into an agreement to advance funds to an unrelated party in the form of a promissory note. This note carries interest at a rate of 7.25%, was due on September 30, 2005 and is secured by a general security agreement. On October 18, 2005 the note holder repaid CAD $200,000 and has made arrangements with the Company to repay the balance of the note.

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

	September 30, 2005		December 31, 2004
		Accumulated		Accumulated
	Cost	Depreciation	Cost	Depreciation
Tools and Equipment	$9,363	$887	$2,352	$-
Furniture & Fixtures	12,489	5,134	11,447	3,309
Office Equipment	33,094	14,651	31,009	9,724
Automotive Equipment	129,329	45,164	78,734	24,280
Computer Hardware	34,728	13,044	21,705	6,359
Computer Software	11,666	7,178	8,097	4,026
Leasehold Improvements	748	748	748	556

Total	231,417	$86,806	154,092	$48,254

Less: accumulated depreciation	86,806		48,254

Total property, plant and equipment	$144,611		$105,838

NOTE 6 – INVESTMENTS

The components of investments at September 30, 2005 and December 31, 2004 are as follows:

	September 30,	December 31,
	2005	2004
Synenco Energy Inc.	$530,462	$530,462
Ellycrack AS	463,186	388,186
Total investments	$993,648	$918,648

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

As part of the agreement the Company also consented to issue an aggregate of up to 2,600,000 shares additional stock over the years 2005-2007 based on the achievement of Vasjar's minimum annual sales volumes during the years 2004-2006. In the event that earned shares are not timely delivered, the agreement provides for "penalty" shares to be issued and also provides Vasjar's two shareholders with the right to rescind the agreement and receive back their original shares. Wescorp was not able to deliver free-trading shares on April 1, 2005, and as a result the Company was obligated to pay the Vasjar shareholders an additional 48,000 Wescorp shares for each of the months April through September 2005. As of September 30, 2005 the Company delivered all of the required shares which were accepted by the Vasjar shareholders.

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

2005 Stock Transactions
In the first nine months of 2005, the Company issued 1,579,571 shares for total proceeds of $663,000. These shares were issued on the exercise of various warrants at exercise prices of $0.25 to $1.00 per share.

Common Stock Warrants
As of November 10, 2005, the Company has the following common stock purchase warrants outstanding:

Number of shares	Exercise	Expiration
under warrants	price	date
3,178,923	$0.35	December 2005
1,500,000	$0.15	March 2006
300,000	$0.25	December 2006
1,000,000	$0.15	June 2008
5,978,923

Common Stock Options
During the quarter ended September 30, 2005, the Company approved the issuance of stock options to the President and C.E.O. of the Company to purchase a total of 2,277,777 shares of the Company’s stock at $0.54 per share pursuant to the terms of an employment contract. These options vest November 30, 2005 and have a term of four years from the date of vesting.

Following is a summary of the status of the options during the periods ended September 30, 2005:

Weighted Average
	Number of Shares	Exercise Price
Outstanding at January 1, 2005	-	$ -
Granted	2,277,777	0.54
Exercised	-	-
Forfeited	-	-
Outstanding at September 30, 2005	2,277,777	0.54
Weighted average fair value of options granted in
2005		$ 0.54

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

As part of the agreement the Company agreed to also issue up to an aggregate additional 2,600,000 shares of stock over the years 2005-2007 for the achievement of Vasjar's minimum annual sales volumes during the years 2004-2006. In the event that earned shares are not timely delivered, the agreement provides for "penalty" shares to be issued and also provides Vasjar's two shareholders with the right to rescind the agreement and receive back their original shares. Wescorp was not able to deliver free-trading shares on April 1, 2005, and so the Company was required to pay the Vasjar shareholders an additional 48,000 Wescorp shares for each month that the shares were not delivered covering the months April through September 2005. These shares were delivered and accepted by the Vasjar shareholder on September 28, 2005.

Any Wescorp shares not earned in a particular calendar year because the sales did not achieve the upper sales target will be carried over and added to the shares to be issued in the next calendar year, subject to achievement of the next year’s escalating sales volumes.

The balance of the fair market value of the shares due to the Vasjar shareholders’ has been recorded as other short-term and long-term liabilities totaling $800,000.

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

The following comprise the Company’s notes payable at September 30, 2005 and at December 31, 2004:

	September 30,	December 31,
	2005	2004
Note payable – Interest at 0.0%, and secured by automotive assets of Flowstar	$19,421	$23,692
Note payable – Interest at 7.75%, compounded monthly and secured by automotive assets of
Flowstar	27,977	31,191
Note payable – Interest at 9.45%, compounded monthly and secured by automotive assets of
Flowstar	18,018	-
Note payable – Interest at 0.90%, compounded monthly and secured by automotive assets of
Flowstar	36,954	-
Notes payable – Interest at 0.0%, unsecured	822,475	1,062,475
Total notes payable	$924,845	$1,117,358
Portion due within one year	437,027	265,786
Long-term	$487,818	$851,572

Future principal payments are as follows:

Annual
Maturity
Year	Amount
2006	$437,027
2007	423,915
2008	24,794
2009	19,370
2010	19,739
$924,845

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

NOTE 12 – COMMITMENTS AND CONTINGENCIES

The Company had three consulting agreements. The agreements were effective from April 1, 2003 through March 31, 2005. The consultants were to be paid in cash or common stock, with a deemed price of $0.20 per share. The monthly fee for two consultants was $5,000 each and the other consultant was to receive $2,500 per month. Consultant expense for the quarter ended March 31, 2005 under these agreements was $37,500 (2004 - $37,500). To September 30, 2005, the Company has not yet paid these amounts nor issued any stock.

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

At September 2003, the Company approved a transaction with a legal service provider in recognition of a previous credit accommodation. The transaction provided for a direct grant of 100,000 common stock and an additional 100,000 common stock warrants exercisable at $0.50 for five years and with a cashless exercise feature. As part of the transaction, the party agreed to cap legal service costs at an agreed maximum from September 2003 to December 2004, amounting to a reduction of $100 per hour. To September 30, 2005, the Company had not issued this stock or warrants.

NOTE 13 – LEASES

Operating Leases
The Company leases office space and manufacturing space in Edmonton, Alberta, Canada for $5,695 per month under a month to month operating lease agreement. The Company leases office space in Calgary, Alberta, Canada for $3,500 per month under an operating lease agreement, which expires June 2006. In addition the Company has entered into a lease agreement with respect to a vehicle which has minimum lease payments of $873 per month until June 2007.

NOTE 14 - RELATED PARTY TRANSACTIONS

Related Party Transactions
Summary of related party transactions as follows for the nine months ended September 30, 2005 and the year ended December 31, 2004:

		September 30,	December 31,
		2005	2004
Consulting fees paid or accrued to directors of the Company		$37,500	$150,000
Interest paid or accrued to shareholders	$	NIL	$247,351

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

The original note was denominated in Canadian dollars. Upon signing the above agreement the parties agreed to a value of the note in the amount of $1,924,681 as at March 15, 2005. Based on this valuation 2,212,277 shares will be issued as a result of this transaction. To September 30, 2005, these shares had not yet been issued.

Further, on January 28, 2003 the Company granted warrants to AHC which would allow them to purchase 1,000,000 shares of common stock at a price of $0.15 per share in connection with the above stated loan. The warrants expire on March 6, 2006. If these warrants were exercised the shares would have a market value of $950,000 at September 30, 2005.

The terms of the amounts due to related parties at September 30, 2005 and at December 31, 2004 are as follows:

	September 30,	December 31,
	2005	2004
Note payable –Interest at 15%, compounded semi-annually, paid annually with a maturity
date of December 31, 2005, unsecured, due to a shareholder.	$-	$1,979,593

Commitment to issue shares on the conversion of the above note payable – shares to be	1,924,681	-
issued subsequent to the quarter end

Due to directors during the period ended September 30, 2005 – non-interest bearing, due on
demand	300,000	-

Advances from shareholders, non-interest bearing with no set terms of repayment.	-	44,836

Total amounts due to related parties	$2,224,681	$2,024,429

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

Wescorp was not able to deliver free-trading shares on April 1, 2005, and so the Company was obligated to pay the former Vasjar shareholders an additional 48,000 Wescorp shares for each of the months April through September 2005. The Company did deliver all of the required shares which were accepted by the Vasjar shareholders. Wescorp has pledged to the former owners of Vasjar all the Vasjar shares as security to guarantee Wescorp’s performance under the share purchase agreements.

Item 2.           Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our Consolidated Financial Statements and related notes appearing elsewhere in this Form 10-QSB.

Overview

During the nine months ended September 30, 2005, we successfully raised $1,552,319 on the issuance of a convertible debenture and $600,728 on the exercise of outstanding warrants. An additional $110,000 was raised through the convertible debenture but the debenture agreement for these funds has not yet been signed. Furthermore, the loan from AHC Holdings Ltd. in the amount of Cdn $2,382,755 was converted to shares of the company at $0.87 per share valued at US $1,924,681, resulting in the complete elimination of this loan. We are currently in the process of completing a Cdn. $500,000 private placement which will provide additional financing for the Company.

Revenue from operations for the third quarter of 2005 totaled $638,536 versus $579,337 in 2004 representing a 10.2% increase in year-over-year third quarter revenue. That revenue also represented a 48.0% increase over second quarter 2005 revenue of $431,428. Year-to-date nine-month revenue totaled $1,690,558 in 2005 representing a 116.9% increase over 2004 revenue of $779,446 for the same period.

Gross margins for the third quarter were 37.9% of revenue compared to 29.7% for the same period in 2004. That margin was lower than the 50.5% of sales reported for the second quarter of 2005, due primarily to a one time inventory adjustment attributed to reconciling accounting records with a physical count taken at the end of the quarter. Gross margins for the nine-month period are therefore 45.7% of sales compared to 34.9% for the same period in 2004 representing a significant improvement in operating efficiencies attributed primarily to tighter internal controls.

We did not have any revenue from operations for the first quarter of 2004, as Flowray Inc. ("Flowray") and Flowstar Technologies Inc. ("Flowstar") (see "Acquisition of Flowstar and Flowray", below) became wholly owned subsidiaries after the end of the first quarter on March 31, 2004. Flowstar and Flowray were operating prior to their acquisition, and the operating results of this can be reviewed in the Proforma Financial Statements that are included in the 10Q report for the first quarter of 2004. The acquisition of Vasjar Trading Ltd. was completed after the end of the second quarter in 2004 and accordingly, assets, liabilities and operations of Vasjar and its subsidiaries, as well as any consolidating entries associated therewith, were reflected in the third quarter of 2004.

To date our quarterly operations have experienced consistently negative cash flows. Management had anticipated that the Flowstar operations would generate increased sales and result in positive quarterly operating cash flows commencing by the end of fiscal 2004. While Flowstar sales to date have been encouraging and are gaining momentum due to greater market acceptance of the Flowstar product line and the addition of two full-time sales representatives, the flow meter business has not yet reached the break even level to support operations without continued financial support from Wescorp.

The rapid growth an organization experiences often places considerable operational, managerial and financial strain on a company. To ensure the success of our new business plan, we must proactively adhere to the following:

1.

Continue to improve, upgrade and expand our business infrastructure - In the third quarter of 2004 additional supply sources for our Flowstar products were identified and developed. A service network for Flowstar was completed with the successful launch of the first school to certify independent Certified Flowstar Service Technicians. We expanded our sales force by adding two new sales personnel in the third quarter of 2005 to promote the sale of Flowstar DCR technologies, and one new field technician to oversee on-site installation, servicing and training for those technologies. We received certification by the Kansas State Oil and Gas Conservation Commission in the third quarter of 2005 to allow us to sell DCR-based technologies within its jurisdiction representing our initial entry into the US market with Flowstar. As a result of these efforts and developments we are preparing a new strategic plan to promote Flowstar DCR-based technology sales. We are also negotiating with several parties who have expressed an interest in becoming distributors of Flowstar DCR-based technology within the United States and other energy producing nations.

2.

Continue to hire, train and retain key management for our company and ensure any target company does the same - A corporate controller was hired late in March of 2005 and we hired an investor relations executive in June 2005. We recently also hired an engineer to become project manager for the Ellycrack venture.

3.

Continue to advance the commercialization development programs for target companies so they become cash flow positive as soon as is practically possible – In the third quarter of 2004 the requirement for the construction of a pilot plant in Canada to take the Ellycrack project commercial was identified. This resulted in the signing of a Memorandum of Understanding to build such a plant in return for expanding the Company's interests from licenses in North America to a 50% ownership in a Joint Venture covering the entire world. We have since made various improvements to core technology of the Ellycrack process in the third quarter of 2005 in order to optimize it for the pilot plant and subsequent commercial applications. As a result of those improvements we have scheduled tests for several major energy producers who have requested a demonstration of the Ellycrack process for possible consideration within their field operations as a commercial application. To date, the company has hired a major engineering firm to prepare the design for a 50 to 200 barrel a day pilot plant utilizing the Ellycrack technology. The complete engineering and costing of the plant is in process, with the estimated completion to be in mid 2006.

4.

Maintain adequate financial resources – As noted above in the nine months ended September 30, 2005 we undertook to raise over one million dollars through the issuance of a convertible debenture. This was successful, and the issuance was closed on April 28, 2005, resulting in the Company raising $1,552,319. We are currently in the process of completing a Cdn. $500,000 private placement which will provide additional financing for the Company.

Our future opportunities for success greatly depend on the continued employment of and performance of senior management, including the successful hiring of any key personnel employed by potential target companies. We would be materially adversely affected if one or more of the senior management team does not continue to perform in their present positions, or if we or potential targets are unable to hire and train a sufficient number of qualified management, professional, technical and regulatory personnel. As such, in July 2005 we granted our CEO Doug Biles options to purchase 2 million common shares of Wescorp as part of his employment agreement and as an incentive for his continued service. (See Exhibit 2.1.19 below) We also executed an employment agreement with our CFO Terry Mereniuk who ceased to be a consultant to the Company in the third quarter 2005 period. (See Exhibit 2.1.20 below)

A.1 Acquisition of Flowstar and Flowray

On March 31, 2004, we completed the acquisition of 100% of the outstanding shares of Flowstar and Flowray in consideration of cash payments to the selling shareholders totaling approximately $414,000 (CDN$550,000).

Flowstar has the non-exclusive worldwide license to use Flowray's technology relating to certain flow meters and to manufacture, market and sell products derived from the technology, including three major product lines used in measuring and recording natural gas flow. Flowray has developed a system known as the Digital Chart Recorder or "DCR" for measuring the flow of gas at the wellhead. Flowstar also markets liquid based totalizers, and Windows©-based gas flow calculation software, and a line of liquid turbines for which there is no intellectual property, as the patents expired long ago.

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

In the third quarter of 2004, additional professional sales staff were identified and hired, and a sales office was opened in Calgary, giving the company an important presence in the most influential oil and gas industry cities in Canada. Two additional professional sales staff were hired in the third quarter of 2005 to further expand our sales capabilities within the Calgary and Edmonton based markets of Canada Management is optimistic about the future prospects for Flowstar. We feel that sales of Flowstar technology will continue to increase over the remaining three months of 2005 and through 2006. In an effort to boost DCR-related revenue beyond Canada we are negotiating with several parties expressing an interest in becoming distributors of Flowstar DCR-based technology within the United States and other energy producing nations.

A.2 Acquisition of Vasjar

In acquiring Flowstar and Flowray, we also entered into share purchase agreements dated effective January 14, 2004 pursuant to which Wescorp acquired 100% of the outstanding shares of Vasjar Trading Ltd. (“Vasjar”), a British Virgin Islands corporation, Vasjar in turn owns 100% of the outstanding shares of Quadra Products International Inc. (“Quadra”) and Flowstar International, Inc. (formerly Penta Energy Products Inc.) (“Flowstar International”), both of which are Barbados corporations. (Pursuant to an agreement dated as effective August 30, 2003, Flowray had transferred to Quadra all of its intellectual property rights, including rights to the technology related to the DCR 900 system described below, in consideration of a promissory note in the principal amount of CDN$600,000 without interest. The promissory note is now an asset of Flowstar.

The acquisition of Vasjar was concluded on August 19th, 2004. In consideration of the purchase of all the outstanding shares of Vasjar from two shareholder entities, we issued shares to the shareholders of Vasjar 50% each of the following:

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

Wescorp was not able to deliver free-trading shares on April 1, 2005, and so we were required to pay the Vasjar shareholders an additional 48,000 Wescorp shares for each month that the shares were not delivered, covering the months April through September 2005. These shares were delivered and accepted by the Vasjar shareholder on September 28, 2005.

If we fail to deliver any of the Stage 2 or 3 shares, Wescorp will be subject to a penalty of 10% additional shares to be issued to the Vasjar shareholders for each month of delay, with a cumulative provision. If any of the Wescorp shares to be issued to the Vasjar shareholders have not been delivered for a period of 182 days after the applicable due date, the Vasjar shareholders may at their option terminate the share purchase agreements, without notice or prior opportunity to cure. Wescorp has pledged to the Vasjar shareholders all the Vasjar shares as security to guarantee Wescorp’s performance under the share purchase agreements.

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

B. Memorandum of Understanding to Form a Joint Venture with and Shares of Ellycrack AS

Pursuant to a letter of intent dated February 10, 2004 Ellycrack AS (“Ellycrack”), of Florø, Norway, had granted Wescorp, or its subsidiary, options to acquire three separate exclusive territorial licenses in Canada, the United States and Mexico to make, use, copy, develop and exploit Ellycrack’s technology and intellectual property and to design, manufacture, market and sell products or systems derived from or utilizing Ellycrack’s technology or sublicense others to do the same in each territory.

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

We have since made various improvements to core technology of the Ellycrack process in the third quarter of 2005 in order to optimize it for the pilot plant and subsequent commercial applications. As a result of those improvements, we have scheduled tests for several major energy producers who have requested a demonstration of the Ellycrack process for possible consideration within their field operations as a commercial application. To date, the company has hired a major engineering firm to prepare the design for a 50 to 200 barrel a day pilot plant utilizing the Ellycrack technology. The complete engineering and costing of the plant is in process, with the estimated completion to be in mid 2006. An engineer has been recently hired to act as project manager to oversee the Ellycrack operations.

At the time of this filing we are in the process of converting the above mentioned MOU into a formal joint venture agreement

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

Plan of Operation for the Next Twelve Months

The Flowstar revenue from July 01, 2004 to June 30, 2005 of $2,350,475 is an indication that Flowstar will generate significantly higher operating revenues in the future that will enable it to operate profitably. Our overall future operations are dependent upon the identification and successful completion of additional long-term or permanent equity financing, the continued support of creditors and shareholders, and, ultimately, the achievement of profitability in all facets of our operations. There can be no assurances that we will be successful which would significantly affect our ability to roll out our revised business plan. We will continue to evaluate our projected expenditures relative to our available cash and to seek additional means of financing in order to meet our internal and external growth.

Over the past year, we have integrated the operations of Flowstar and Flowray into our corporate structure. We will be updating our business plan for the operations to capitalize on the competitive advantages of the DCR products in Canada. Over the next several months, Management will be drawing up a plan of action to manufacture and distribute the DCR products throughout North America and the rest of the world.

The Company has recently closed financing by way of convertible debentures for an aggregate amount of $1,552,319 and an additional $110,000 for which no debenture agreement has been signed. The debentures are secured by the assets of Flowstar and carry interest at the rate of 14% per annum with a due date of December 31, 2005. The debt is convertible into Units of the Company at a price of $0.90 per Unit. Each Unit purchased hereunder is comprised of One (1) common share of the Corporation (the "Common Share(s)") and One (1) Common Share purchase warrant (the "Warrant(s)") each of which may be exercised at any time up to December 31, 2006 as follows:

(a) if exercised on or before December 31, 2005 the holder of each Warrant shall be entitled to purchase one (1) Common Share for each Warrant held for $1.00 per Common Share; and

(b) thereafter until December 31, 2006 the holder of each Warrant shall be entitled to purchase one (1) Common Share for each Warrant held for $2.00 per Common Share.

Our operations have been funded to date by debt and equity financing. With the acquisition of Flowstar in 2004, we hope to achieve a positive operating cash flow in Flowstar in 2006. However, in the event that this does not occur, we will be relying on debt and equity financings as sources of funding in order to provide our Company with sufficient capital to continue our development and operational plans. There can be no assurance that the past trend will continue, which would significantly affect the financial condition of our Company and our ability to effectively implement the proposed business plan for Flowstar and Ellycrack.

Over the next 12 months, we also plan to closely monitor and implement solutions to successfully manage our proposed future growth. This will include:

1.	Improvement of controls to ensure that information is processed in a more timely and efficient manner.

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

We believe that, with the successful completion of our current convertible debenture financing, , our cash balances will be sufficient to carry our normal operations for the next month, before any cash requirements that may be needed for target investments or acquisitions (which would otherwise accelerate our need to raise additional cash). We are in the process of completing a Cdn.$500,000 private placement to assist us with our short term cash flow needs. To the extent that we require additional funds to support our operations or the expansion of our business, we may sell additional equity or issue debt. Any sale of additional equity securities will result in dilution to our stockholders. There can be no assurance that additional financing, if required, will be available to our company or on acceptable terms.

We anticipate that the only major purchases of capital assets in the next 12 months will be the building of the Ellycrack Pilot Plant. However, there may be some purchases of office equipment and shop equipment for Flowstar. Also, Flowstar will be conducting some research and development in its ongoing program to maintain the competitive advantage of its products. Wescorp’s current corporate employee count has increased in the second quarter with the hiring of a full time corporate controller and the recent addition of our VP Investor Relations and Corporate Communications. Our CFO Terry Mereniuk has ceased to be a consultant to the Company in the third quarter and has now joined the Wescorp payroll, the terms of which are outlined within his employment agreement. (See Exhibit 2.1.20 below) We also executed and employment agreement with our CEO Doug Biles. (See Exhibit 2.1.19 below) Recently we have hired an engineer to oversee the Ellycrack project. There may be some services that Wescorp will contract out for, given the specialized nature of the businesses of Flowstar and Ellycrack. With the change in our business plan, we anticipate that any change in capital assets, research and development and employees would be subject to change in any targeted operating business that we may acquire, including that of Flowstar and Ellycrack.

Results from Operations – 2005 Compared to 2004

Revenues

Revenues increased by about $59,000, or approximately 10.2% to almost $639,000 for the quarter ended September 30, 2005 from just over $579,000 for the quarter ended September 30, 2004. This increase can be attributed to a strengthening of the Canadian dollar, continued strong market acceptance of the DCR systems sold by Flowstar and increased marketing of the Flowstar products. The increase in revenue of $911,000 for the nine months ended September 30, 2005 to $1,691,000 from $779,000 for the nine months ended September 30, 2004 can be attributed to having only six months of revenue in 2004, as Flowstar was acquired on March 31, 2004 Results for 2004 are indicative of the marketing of a virtually new product in the DCR system and the initial reluctance of the industry to accept the product as a viable alternative to existing technology.

Third quarter 2005 revenue reflects the recovery of the oilfield servicing industry from the negative impact attributed to spring breakup in Alberta and the introduction of EUB Directive 17 which affected second quarter results. With the improved market conditions and the strengthening of the Canadian dollar Flowstar generated its highest revenue figures for a quarter since it was acquired by Wescorp.

Cost of Sales

As a percentage of revenues, cost of sales increased to 62.1% versus the 49.5% which was reflected in the results for the first six months of 2005. This increase is directly attributable to inventory adjustments required to reconcile the accounting records to the physical count taken at September 30, 2005 and the resulting downward inventory revaluation. Even with these adjustments there is still an improvement over the 70.3% cost of sales figures recorded in the third quarter of 2004. New controls have recently been implemented that will improve the Company’s ability to track inventory in its accounting records so that it will be able to maintain margins while increasing its market presence of the DCR systems.

Expenses

Operating expenses for the three months ended September 30, 2005 show an increase of $136,000 versus the same period in 2004. Consulting fees for the current year’s three month period ended September 30, 2005 are approximately $37,000 less than those for 2004. In addition, legal and accounting costs decreased by just over $178,000. Last year’s figures for legal and accounting were adversely affected by legal fees incurred to defend the Baum litigation, as well as legal and other professional fees related to the acquisition of Vasjar, Flowstar and Flowray. Additional savings of about $101,000 were achieved in the area of advertising and investor relations. Some of these savings were derived by having the investor relations functions performed internally by an employee versus contracting out these services. A minor decrease of $14,000 relating to office expenses was also achieved.

The above decreases were offset by substantial increases in wages and benefits. Part of the increase in wages and benefits is due to hiring former consultants as employees. Additional staff were hired to fill the management positions of VP Investor Relations and Communications and corporate controller. In addition, the Company’s Chief Financial Officer and Chief Executive Officer are now being paid as employees versus consultants. The Company has also hired administration staff necessary to support the operations of Flowstar and enhance internal controls. Engineering of the Ellycrack pilot project was started in the current quarter resulting in costs of $168,000 being incurred. Travel expenses for the current quarter have risen by approximately $43,000 versus the same period last year as a direct result of the increased activity in the Ellycrack project and additional marketing of both Wescorp and Flowstar in international markets. Furthermore the Company incurred costs of about $35,000 for insurance and $4,000 for research and development in the current quarter which did not exist in last year’s figures.

Other Income and Expenses

The Company had a loss from other items of $294,000 for the three months ended September 30, 2005 compared to a loss of $102,000 for the same period in 2004. Most of this loss can be attributed to the $233,000 penalty for the late delivery of shares required to meet the provisions of the agreement relating to the acquisition of Vasjar. Interest incurred on the debentures in the amount of $59,000 was not in the prior year figures as these debentures have been issued in the current fiscal year. The 2004 figures reflect $72,000 in interest for amounts owing to shareholders and related parties for the three months ended September 30, 2004. With the extinguishment of this debt in the current fiscal year no further interest expense has been incurred on this debt.

Net Loss

We incurred a net operating loss for the three months ended September 30, 2005 of $827,000 compared to a net loss of $569,000 for the comparable period in 2004. Had the Company not incurred $233,000 penalty for the late delivery of shares it would have only shown a loss of $594,000 in the current quarter.

Liquidity and Capital Resources – 2005 Compared to 2004

From inception, we have been dependent on investment capital and debt financing from our shareholders as our primary source of liquidity. To September 30, 2005, we have generated revenues from operations of $2,551,000 (comprised of $860,000 for the three quarters to December 31, 2004 and $1,691,000 for the first three quarters of 2005). We had an accumulated deficit at September 30, 2005 of $12,791,000.

During the third quarter of 2005, our cash position decreased to $260,000 from a June 30, 2005 balance of $1,003,000. This is an increase over the September 30, 2004 balance of $44,000. We had cash used in operations of $1,549,000 in the first nine months of fiscal 2005 compared to cash used in operations of $1,676,000 in the same period of fiscal 2004. We also had a net outflow of cash of $415,000 from investing activities in the first nine months of 2005, which consisted of cash used of $75,000 for the purchase of shares in Ellycrack as noted in the "Financing" section above (2004 - $108,000), the purchase of plant and equipment of $77,000 (2004 - $29,000), the issuance of a note receivable in the amount of $288,000, which was offset by the change in deposits of $25,000 (2004 - ($44,000)). The 2004 figures reflect net balances received of $15,000 from Flowstar and Flowray on the purchase of their shares. The net cash used in operating and investing activities was financed by $2,130,000 from financing activities, resulting in a net increase in our cash position for the nine month period of $209,000. The cash flow from financing activities is primarily a result of the issuance of some common stock net of shares issued for services in the amount of $575,000 and convertible debentures in the amount of $1,552,000 (see Part II, Item 2).

The Company had $5,661,000 in total liabilities at September 30, 2005 compared to $2,473,000 at the end of September 2004. Part of the increase can be attributed to additional trade payables and financing required to sustain the higher level of activity in the operations of Flowstar, resulting in an increase of approximately $611,000. In addition, $800,000 in debt was incurred as part of the purchase of Vasjar.

The note payable to the related shareholder also increased in value by approximately $222,000 versus September 2004 as a result of the US dollar weakening against the Canadian dollar and additional interest accruing on the loan until it was crystallized into equity. This amount is reflected as deposit equity on the balances sheet as these shares are yet to be issued by the Company.

The Company also obtained additional financing of $2,153,000 through the issue of $601,000 in share capital and an additional $1,552,000 in convertible debentures. New financing utilized to acquire automotive equipment during the nine month period was incurred in the amount of $55,000. There was a repayment of $8,000 on loans used to finance the vehicles acquired after September 30, 2004.

ITEM 3.           CONTROLS AND PROCEDURES

The Company maintains disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the specified time periods. As of the end of the period covered by this report, Wescorp's Chief Executive Officer and its Chief Financial Officer evaluated, with the participation of Wescorp management, the effectiveness of the Company's disclosure controls and procedures. Wescorp's Chief Executive Officer and Chief Financial Officer each concluded that the Company's disclosure controls and procedures were effective as required. There were several changes in the Company's internal controls over financial reporting that occurred during the Company's most recently filed quarter that increased the effectiveness of the Company's internal control over financial reporting.

Disclosure controls and procedures are our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act, is accumulated and communicated to our management, including our principal executive office and principal officer, as appropriate to allow timely decisions regarding required disclosure.

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

ITEM 2.           CHANGES IN SECURITIES

To the end of the third quarter of 2005, Wescorp has raised $1,552,319 on the issuance of a convertible debenture (the closing of which was on April 28) and $635,500 on the exercise of outstanding warrants. In addition, the loan from AHC Holdings Ltd. for Cdn $2,382,755 (US$1,924,681) was converted to shares of the company at $0.87 per share, resulting in the complete elimination of the loan. On September 28, 2005, the Company issued 768,000 shares to settle obligations pursuant to Stage One of the agreement reached on the acquisition of Vasjar Trading Ltd.

ITEM 3.           DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our security holders during the three months ended September 30, 2005.

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

2.1.13*	Share Purchase Agreement dated as of January 14, 2004 between the Company and the Trustee of the Epitihia Trust. (Incorporated by reference to Form 8-K/A filed on May 12, 2004).

2.1.14*	Share Purchase Agreement dated as of January 14, 2004 between the Company and the Trustee of the Abuelo Trust. (Incorporated by reference to Form 8-K/A filed on May 12, 2004).

2.1.15*	Amending Agreement dated as of June 16, 2004 between the Company and the Trustee of the Epitihia Trust.

2.1.16*	Amending Agreement dated as of June 16, 2004 between the Company and the Trustee of the Abuelo Trust.

2.1.17*	Hypothecation Agreement dated as of July 6, 2004 between the Company, the Trustee of the Epitihia Trust and Yearwood & Boyce.

2.1.18*	Hypothecation Agreement dated as of July 6, 2004 between the Company, the Trustee of the Abuelo Trust and Yearwood & Boyce.

2.1.19	Employment Agreement of Douglas Biles

2.1.20	Employment Agreement of Terry Mereniuk

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*Previously filed

(b)   Reports on Form 8-K

March 21, 2005 reporting the converting of the AHC Holdings Loan to Company shares.

April 29, 2005 reporting the closing of the Convertible Debenture for total proceeds of $ 1,656,819.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 10)th day of November, 2005.

WESCORP ENERGY INC.

Date: November 10, 2005	By:	/s/ Douglas Biles
Douglas Biles, Chief Executive Officer and Director

	By:	/s/ Terry Mereniuk
Terry Mereniuk, Chief Financial Officer and Director