Form 10KSB/A
period 2004-12-31
WESCORP ENERGY INC
filed 2006-03-30
CIK 1069489

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB/A

(Mark One)

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Yes [ X ]  No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [  ]

The aggregate market value of voting stock held by non-affiliates of the registrant was $34,006,447 on March 31, 2005.

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

To December 31, 2003, the Company had no revenue from operations as we were in the start-up phase of the above business plan, and we had no significant assets, tangible or intangible, other than loans to the Flowstar Group, an investment in Ellycrack and a deposit on the purchase of shares in Synenco In 2004, the Company completed the purchased of 100% of the shares of Flowstar and Flowray and a group of related companies, all of which are involved in the gas flow measurement and service industry in North America. The consolidation of the Flowstar operations with Wescorp in this 2004 fiscal year resulted in the Company having revenue in 2004 of $1,228,531.

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

As of January 14, 2004, the Company and Flowstar and Flowray amended the Memorandum of Agreement dated March 27, 2003. Under the terms of this Agreement the Company has the right to charge interest on the promissory notes starting six months from the date the funds were advanced at the rate of 5% per annum, calculated monthly on the last day of the month, not in advance, on the outstanding balance owing on the promissory notes until the full amount owing on the promissory notes, including interest, is paid in full. However, upon amendment to the terms of the loan agreement effective January 14, 2004, Management decided not to enforce its rights to the interest on the notes for the years 2003 and 2004. The original due date of the promissory notes has been extended such that the notes are now due and payable five years from the date each promissory note was or is signed. If the parties fail to agree on the due date, then the promissory notes will be due and payable five years from January 14, 2004. In the event of the sale or disposition of all the shares of either of the Flowstar Group to an unrelated third party, then the promissory notes will become due and payable forthwith on demand.

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

Flowstar Technologies Inc. produces advanced natural gas and gas liquids measurement devices based on a proprietary Digital Chart Recorder (DCR) and advanced turbine measurement technology. Flowstar DCR-based devices are self-contained, energy-efficient flow computers with turndown ratio of 40:1 or more for more precise flow measurements and volume calculations that are installed directly to the well-head. Currently these products carry a one year warranty and have no right of return. There is no price protection plan in place. From the date of acquisition of Flowstar to December 31, 2004 a total of 135 units with an average selling price of CDN $7,850 were sold.

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

	Year ended December 31,
Statement of Losses	2004	2003	2002
Revenue	$1,228,531	$-	$-
Operating expenses	4,005,043	785,345	566,113
Loss from operations	(3,518,839)	(785,345)	(566,113)
Net loss for the year	(3,976,610)	(259,934)	(1,703,039)
Weighted average shares	32,601,255	22,946,766	18,930,627
Outstanding
Loss from operations per share	$(0.11)	$(0.05)	$(0.04)
Net income (loss) per share	$(0.12)	$(0.05)	$(0.09)

	As at December 31,
Balance Sheet	2004	2003	2002
Total assets	$5,986,777	$2,223,340	$8,615
Current liabilities	3,204,843	259,185	408,881
Long term liabilities	851,572	1,677,227	684,837
Total stockholders equity (deficiency)	1,930,362	286,928	(1,085,103)

Note that a substantial part of the assets shown for 2003 are notes from companies that have become wholly owned subsidiaries in 2004, and consequently when consolidated will no longer be carried as assets.

Results from Operations – 2004 Compared to 2003

We incurred a loss from operations in 2004 of $3,518,839 as compared to a loss of $785,345 in 2003. Total other expenses in 2004 totaled $457,771 (2003 - $381,463). However, 2003 showed a net gain as a result of the sale of its two subsidiaries of $598,537). This caused the company to show net loss for the 2004 fiscal year of $3,976,610 (before a foreign currency translation loss of $378,655) as compared to a net loss of $259,934 for 2003 (net of an income tax benefit of $308,337).

The Company's operating loss for fiscal 2004 consists of general and administrative costs totaling $4,005,043 as compared to $785,345 for fiscal 2003. The increase was primarily due to the integration of the Flowstar and Flowray operations, and higher consulting, legal/accounting and travel costs .Company management endeavored to minimize any ongoing administrative costs in the year.

The Company had a loss from other items of $457,771 for the 2004 fiscal year compared to $381,463 for fiscal 2002. The loss from other items for fiscal 2004 consists primarily of interest paid on a loan from a company controlled by a director (2003 –for interest paid on the loan received early in 2003 from the same related party, as well as other bank charges).

Liquidity and Capital Resources – 2004 Compared to 2003

Up to the second quarter of 2004, we have been dependent on investment capital and debt financing from our shareholders as our primary source of liquidity. Before 2004, we had not generated any revenue or income from our operations. We had an accumulated deficit at December 31, 2004 of $10, 775,635, primarily as a result of a loss for the year ended December 31, 2001 of $4,823,584 (2003 – $6,799,025). Our net loss for fiscal 2004 was $3,976,610 (2003 – $259,934). The significant loss from operations in fiscal 2001 reflects the Company's decision to write down several of its long term investments to their estimated market values, as well as the closure of the foreign operations of our subsidiary, Cobratech.

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

At the end of fiscal 2004, we had current assets totaling $1,197,954 compared to $113,886 at the end of fiscal 2003. Our fixed assets at the end of fiscal 2004 were $105,838 compared to $ NIL in 2003, reflecting the acquisition of the Flowstar and Flowray assets as well as the purchase of computer hardware and software. We showed investments and deposits totaling $4,682,985 in 2004 compared to a figure of $2,109,454 for investments and notes receivable in 2003.

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

ITEM 7. FINANCIAL STATEMENTS.

The financial statements required by this Item begin on Page F-1 of this Form 10-KSB, and include:

  the report of independent accountants
  consolidated balance sheets as of December 31, 2004 and 2003 consolidated statements of operations, cash flows and stockholders' deficiency for the years ended December 31, 2004 and 2003 and the period from August 31, 1998 (inception) to December 31, 2004 notes to the consolidated financial statements.

ITEM 8A. CONTROLS AND PROCEDURES.

The management of Wescorp Energy Inc. (the “Company”), under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the Company’s “disclosure controls and procedures” (as defined in Exchange Act Rules 13a-15(e) or 15d-15(e)) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report.

There was no change in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the Company’s last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Option/SAR Grants Table

Option/SAR Grants in Last Fiscal Year
(a)	(b)	(c)	(d)	(e)	(f)
Name	Number of Securities Underlying Options/SAR Granted (#)	% of Total Options/SAR Granted to Employees in Fiscal Year	Exercise or Base Price ($/Sh)	Market price on date of Grant	Expiration Date
John Anderson CEO	300,000	40%	$0.20	$0.26	---------------
Terry Mereniuk CFO	300,000	40%	$0.20	$0.26	---------------
Alfred Comeau	150,000	20%	$ 0.20	$0.26	---------------

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
(Managment)
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

Date: March 29, 2006

In accordance with the Exchange Act this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Terry Mereniuk
Terry Mereniuk, Chief Financial Officer and Director

Date: March 29, 2006

By: /s/ John Anderson
John Anderson, Secretary / Treasurer and Director

Date: March 29, 2006

By: /s/ Alf Comeau
Alf Comeau Director

Date: March 29, 2006

Wescorp Energy Inc.

CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2004

F-i

WESCORP ENERGY INC.

F-ii

Board of Directors
Wescorp Energy Inc.
Edmonton, Alberta, Canada

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying consolidated balance sheets of Wescorp Energy Inc. as of December 31, 2004 and 2003, and the related consolidated statements of operations, stockholders’ equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Wescorp Energy Inc. as of December 31, 2004 and 2003 and the results of its operations, stockholders’ equity and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2, the Company has incurred an accumulated deficit and negative working capital. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans regarding those matters are described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As discussed in Note 11 to the financial statements, an error resulting in the incorrect reporting of intangible assets and amortization was discovered by management during the 2005 fiscal year. Accordingly, the financial statements for the year ended December 31, 2004 have been restated to correct this error.

/s/ Williams & Webster, P.S.
Williams & Webster, P.S.
Certified Public Accountants
Spokane, Washington
April 14, 2005, except for Note 11 which is dated March 23, 2006.

WESCORP ENERGY INC.
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2004	2003
	(restated)
ASSETS
CURRENT ASSETS
Cash and equivalents	$48,428	$2,064
Cash trust accounts	1,970	111,822
Accounts receivable	622,657	-
Inventory	510,193	-
Prepaid expenses	14,706	-
TOTAL CURRENT ASSETS	1,197,954	113,886

PROPERTY AND EQUIPMENT, net	105,838	-

OTHER ASSETS
Investments	918,648	400,463
Technology	3,725,064	-
Note receivable	-	1,708,991
Deposits	39,273	-
TOTAL OTHER ASSETS	4,682,985	2,109,454

TOTAL ASSETS	$5,986,777	$2,223,340

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$914,628	$183,410
Other liabilities	265,786	-
Note payable, related party, net of unamortized discount	1,979,593	1,677,227
Due to shareholders	44,836	75,775
TOTAL CURRENT LIABILITIES	3,204,843	1,936,412

LONG-TERM LIABILITIES
Other liabilities	851,572	-
TOTAL LONG-TERM LIABILITIES	851,572	1,677,227

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' EQUITY
Preferred stock, 50,000,000 shares authorized, $0.0001
par value; no shares issued	-	-
Common stock, 250,000,000 shares authorized, $0.0001
par value; 35,017,615 and 25,926,615 shares
issued and outstanding, respectively	3,501	2,592
Additional paid-in capital	13,081,137	7,083,347
Accumulated other comprehensive income (loss)	(378,641)	14
Accumulated deficit	(10,775,635)	(6,799,025)
TOTAL STOCKHOLDERS' EQUITY	1,930,362	286,928

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY	$5,986,777	$3,900,567

The accompanying notes are an integral part of these financials statements.

WESCORP ENERGY INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2004	2003
	(restated)

REVENUES	$1,228,531	$-

COST OF SALES	742,327	-

GROSS PROFIT	486,204	-

EXPENSES
Consulting	2,322,037	321,635
Advertising and investor relations	304,129	92,891
Legal and accounting	545,952	194,857
Wages and benefits	300,525	32,395
Office	20,202	100,637
Travel	99,977	14,003
Amortization of loan discount	107,428	28,927
Engineering expenses	54,809	-
Depreciation	42,238	-
Amortization of technology	192,833	-
Research and development	14,913	-
TOTAL OPERATING EXPENSES	4,005,043	785,345

LOSS FROM OPERATIONS	(3,518,839)	(785,345)

OTHER INCOME (EXPENSES)
Interest and bank charges	(2,283)	(106,038)
Interest to shareholders and related parties	(452,366)	(269,505)
Loss on disposition of assets	(3,122)	(10,103)
Interest and other income	-	4,183
TOTAL OTHER INCOME (EXPENSES)	(457,771)	(381,463)

LOSS FROM CONTINUING OPERATIONS	-	(1,166,808)

GAIN FROM DISCONTINUED OPERATIONS, NET	-	598,537

LOSS BEFORE INCOME TAXES	(3,976,610)	(568,271)

INCOME TAX BENEFIT	-	308,337

NET LOSS	(3,976,610)	(259,934)

OTHER COMPREHENSIVE LOSS
Foreign currency translation loss	(378,655)	(22,344)

COMPREHENSIVE LOSS	$(4,355,265)	$(282,278)

BASIC AND DILUTED NET LOSS PER SHARE	$(0.13)	$(0.05)

NET INCOME (LOSS) PER COMMON SHARE,
BASIC AND DILUTED FROM DISCONTINUED OPERATIONS	$-	$0.03

WEIGHTED AVERAGE NUMBER
COMMON SHARES OUTSTANDING
BASIC AND DILUTED	32,601,255	22,946,766

The accompanying notes are an integral part of these financial statements

WESCORP ENERGY INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

				Deficit
	Common Stock			Accumulated	Accumulated
				During	Other	Total
	Number		Additional	Development	Comprehensive	Stockholders'
	of Shares	Amount	Paid-in Capital	Stage	Income (Loss)	Equity
				(restated)

Balance, December 31, 2002	21,644,766	$2,165	$5,429,465	$(6,539,091)	$22,358	$(1,085,103)

Shares issued pursuant to debt settlement agreement in
March and September	248,355	24	72,501	-	-	72,525

Shares issued for services	250,000	25	62,475	-	-	62,500

Warrants issued in conjunction with promissory notes	-	-	104,236	-	-	104,236

Warrants issued for consulting services	-	-	190,000	-	-	190,000

Warrants issued for financing fees	-	-	90,000	-	-	90,000

Common stock issued in private placement at $0.25 per share
and warrants at $0.05 each	3,783,494	378	1,134,670	-	-	1,135,048

Foreign currency translation loss	-	-	-	-	(22,344)	(22,344)

Net loss for the year ended December 31, 2003	-	-	-	(259,934)	-	(259,934)

Balance, December 31, 2003	25,926,615	2,592	7,083,347	(6,799,025)	14	286,928

Common stock issued for acquisition of Vasjar at $0.83 per share	2,400,000	240	1,991,760	-	-	1,992,000

Common stock issued as financing fees	380,000	38	484,162	-	-	484,200
		-				-
Common stock and warrants issued for cash	3,231,000	323	1,615,176	-	-	1,615,499
		-				-
Common stock issued for services	1,580,000	158	1,361,842	-	-	1,362,000
		-				-
Common stock shares committed for Synenco Energy shares	600,000	60	179,940	-	-	180,000
		-				-
Common stock shares issued for Ellycrack shares	400,000	40	239,960	-	-	240,000
		-				-
Warrants exercised	500,000	50	124,950	-	-	125,000

Foreign currency translation loss	-	-	-	-	(378,655)	(378,655)
						-
Net loss for the year ended December 31, 2004	-	-	-	(3,976,610)	-	(3,976,610)
	35,017,615	$3,501	$13,081,137	$(10,775,635)	$(378,641)	$1,930,362

The accompanying notes are an integral part of these financial statements.

WESCORP ENERGY INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2004	2003
	(restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,976,610)	$(259,934)
Net (gain) loss from discontinued operations	-	(598,537)
	(3,976,610)	(858,471)
Adjustments to reconcile net loss
to net cash used by operating activities:
Income tax benefit	-	(308,337)
Depreciation	42,238	-
Amortization of technology	192,833	-
Shares issued for services	1,362,000	62,500
Warrants issued for services	-	190,000
Stock or warrants issued for financing fees	484,200	194,236
Amortization on discount of note payable	107,428	28,927
Impairment of equipment	-	7,193
Decrease (increase) in accounts receivable	(316,671)	-
Decrease (increase) in inventory	(219,277)	-
Decrease (increase) in prepaid expenses	(38,562)	-
Increase (decrease) in accrued interest	452,366	-
Increase (decrease) in income tax payable	-	-
Increase (decrease) in accounts payable and accrued liabilities	532,060	(9,417)
Cash used in discontinued operations	-	198,109
Net cash used by operating activities	(1,377,995)	(495,260)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	(6,686)	-
Cash provided by acquisition	138,291	-
Deposits	(39,273)	-
Investments	(98,185)	(50,000)
Investment in target company	-	(1,708,991)
Deposit on Synenco Energy Inc. share purchase	-	(350,463)
Net cash used in investing activities	(5,853)	(2,109,454)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowing	-	1,751,472
Payments on notes payable	(150,000)	(30,541)
Proceeds (payments) on notes payable, related parties	(30,909)	(128,572)
Sale of stock	1,740,500	1,135,048
Net cash provided by financing activities	1,559,591	2,727,407
Effect of exchange rates	(239,231)	(10,229)
Net increase (decrease) in cash	(63,488)	122,693
Cash, beginning of period	113,886	1,422
Cash, end of period	$50,398	$113,886
SUPPLEMENTAL CASH FLOW DISCLOSURES:
Cash paid for interest and income taxes:
Interest expense	$-	$202,068
Income taxes	$-	$-

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

The Company acquired DCR technology rights through its acquisitions of Flowstar and Vasjar which are included in intangible assets. These items represent the acquisition cost of the assets purchased from Flowstar and Vasjar in 2004 (See Note 6). The Company’s intangible assets are summarized as follows:

December 31,
2004
(restated)

DCR Technology acquired from Vasjar	$3,503,824
DCR Technology acquired from Flowstar	414,073
3,917,897
Accumulated Amortization	192,833
Net Technology Assets	$3,725,064

The technology acquired from Flowstar relates to the right to use the DCR technology in markets in Canada and the technology acquired from Vasjar relates to markets outside of Canada. In accordance with SFAS No. 142, intangible assets with a finite life are amortized over their useful life. The useful life of an intangible asset to an entity is the period over which the asset is expected to contribute directly or indirectly to the future cash flows of that entity. Amortization of the technology is recorded on a straight line basis over its useful life which is estimated to expire in March 2012. The Company periodically reviews its DCR technology rights to assess recoverability based on projected undiscounted cash flows from operations. Impairments are recognized in operating results when a permanent diminution in value occurs. At December 31, 2004, no impairment of the Company’s DCR technology is deemed necessary.

Revenue and Cost Recognition
The Company recognizes revenue when the customer has accepted delivery of the product, has agreed it meets their requirements and, when no significant contractual obligations remain. Revenue is reported net of a provision for estimated product returns. We follow EITF Issue 00-10, “Accounting for Shipping and Handling Fees and Costs” (Issue 00-10). Issue 00-10 requires that all amounts billed to customers related to shipping and handling should be classified as revenues. The Company sells its products directly, using in-house sales employees. Cost of goods is primarily made up of product, labor, shipping and handling and allocated overhead. (See Note 3)

WESCORP ENERGY INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004

Accounting Pronouncements – Recent
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

WESCORP ENERGY INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004

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

Foreign Currency Translation Gains/Losses
The Company’s functional currency is the Canadian dollar. The Company has adopted Financial Accounting Standard No. 52. Monetary assets and liabilities denominated in foreign currencies are translated into United States dollars at rates of exchange in effect at the balance sheet date. Gains or losses are included in income for the year. Non-monetary assets, liabilities and items recorded in income arising from transactions denominated in foreign currencies are translated at rates of exchange in effect at the date of the transaction.

WESCORP ENERGY INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004

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

Furniture & equipment	$11,447
Manufacturing equipment	2,352
Office equipment	32,261
Vehicles	78,734
Computer hardware	21,705
Computer software	8,097
Leasehold improvements	748
Total assets	155,344

WESCORP ENERGY INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004

Less accumulated depreciation	(49,506)
Net property & equipment	$105,838

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

These financial statements have been restated to reallocate the $414,073 originally reported as Goodwill to Technology. In addition it has been determined by management that the Technology has a finite life which will end in March 2012. Accordingly these financial statements reflect amortization of the Technology in the amount of $192,833.

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

NOTE 3 – COMMON STOCK AND WARRANTS

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

NOTE 4 - INVESTMENTS

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

WESCORP ENERGY INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004

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

NOTE 5 –ACQUISITIONS AND DISPOSITIONS OF SUBSIDIARIES

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

According to EITF 98-3 “Determining Whether a Non-monetary Transaction Involves Receipt of Productive Assets of a Business” the Company acquired 100% of the outstanding shares of Vasjar Trading Ltd., a British Virgin Islands company in order to acquire a single identifiable intangible asset, the rights to the technology related to the DCR 900 system.

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

NOTE 6 – LONG-TERM DEBT

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

NOTE 7 – COMMITMENTS AND CONTINGENCIES

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

NOTE 8 – LEASES

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

NOTE 9 - RELATED PARTY TRANSACTIONS

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

WESCORP ENERGY INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004

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

The terms of the amounts due to shareholders at December 31, are as follows:

	2004	2003

Note payable –Interest at 15%, compounded semi-annually, paid annually with a maturity date of December 31, 2005, unsecured, due to a shareholder.	$ 1,979,593	$ 1,677,227
Advances from shareholders, non-interest bearing with no set terms of repayment.	44,863	75,775
Total amouotns due to shareholders	$2,024,456	$1,753,002

NOTE 10— SUBSEQUENT EVENTS

Convertible Debenture
Subsequent to the year end, the Company raised $1,656,819 in financing by way of a convertible debenture (the “Debenture”). The Debenture carries interest at 14%, payable quarterly, is secured by certain assets of Flowstar, and if not converted is due and payable on December 31, 2005. The Debenture may, at the option of the holder, be converted, in accordance with the terms and conditions set out in the debenture certificate, into units of the Corporation (the "units") at a price of $0.90 per unit at any time prior to the maturity date. Each unit shall be comprised of one common share of the Corporation (the "common shares") and one common share purchase warrants (the "warrant(s)") each of which may be exercised at any time up to December 31, 2006 as follows:

(a) if exercised on or before December 31, 2005 the holder of a warrant shall be entitled to purchase one common share for each warrant held for $1.00 per common share; and

Conditional Purchase Agreement
As a condition on the acquisition of Vasjar, the Company was required to issue on or before April 1, 2005 between 480,000 and 600,000 additional shares based on sales achieved in the 2004 calendar year. The lower figure was based on sales of less than $3,000,000, and the upper figure was based on sales in excess of $3,750,000. The shares were required to be registered at delivery.

Wescorp was not able to deliver free-trading shares on April 1, 2005, and so the Company will be liable to pay the former owners of Vasjar an additional 48,000 Wescorp shares for each month that the shares are not delivered, starting with the month of April 2005. If any of the Wescorp shares to be issued to the former owners of Vasjar have not been delivered for a period of

WESCORP ENERGY INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004

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

NOTE 11— CORRECTION FOR ERRORS

The accompanying consolidated financial statements have been restated to correct information concerning certain transactions that are described in general in this Note 11 and in more detail in respective Notes above. The cumulative effects of the financial statement amendments and the correction for an accounting error, as described above in this Note 11, resulted in the following changes to the Company’s financial statements: For the year ended December 31, 2004, the Company had originally reported a net loss of $3,783,777 and the corrected net loss is $3,976,610. The Company had reported an accumulated deficit of $10,582,802, which is now recognized as $10,775,635. The Company’s losses per share did not change.

Reclassification of Goodwill
In March 2004, the Company obtained the rights for Canada to its DCR technology, through its acquisition of Flowstar and Flowray, in exchange for cash consideration of $414,073. Originally this amount was reported as Goodwill on the financial statements. The Company has determined that this amount should have been included as Technology and this amount has accordingly been reclassified on the December 31, 2004 balance sheet.

Amortization of Technology
In August 2004 the remaining world wide rights for the DCR technology for were obtained through the acquisition of Vasjar in the amount of $3,503,824. The Company has determined that it is appropriate to amortize the value of the DCR technology on a straight line basis over its useful life which is estimated to expire in March 2012.