Form 10KSB
period 2005-12-31
WESCORP ENERGY INC
filed 2006-04-17
CIK 1069489

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(Mark One)

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005 OR

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
(Address of principal executive offices) (Zip Code) Issuer’s telephone number

(780) 482 - 4200
Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, par value $.0001 per share

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. [               ]

Note – Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange Act from their obligations under those Sections.

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [ X ] No [               ]

Check if no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [               ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [               ] No [ X ]

State issuer’s revenues for its most recent fiscal year: $2,323,589

State the aggregate market value of the voting and non-voting common equity stock held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days: $26,247,245 on March 31, 2006.

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 40,513,340 as of March 31, 2006.

Transitional Small Business Disclosure Format (Check one): Yes [               ] No [ X ]

FORWARD LOOKING STATEMENT

THIS ANNUAL REPORT ON FORM 10-KSB CONTAINS PREDICTIONS, PROJECTIONS AND OTHER STATEMENTS ABOUT THE FUTURE THAT ARE INTENDED TO BE “FORWARD-LOOKING STATEMENTS” (COLLECTIVELY, “FORWARD-LOOKING STATEMENTS”). FORWARD-LOOKING STATEMENTS INVOLVE RISKS AND

UNCERTAINTIES. A NUMBER OF IMPORTANT FACTORS COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE IN THE FORWARD-LOOKING STATEMENTS. IN ASSESSING FORWARD-LOOKING STATEMENTS CONTAINED IN THIS ANNUAL REPORT ON FORM 10-KSB, READERS ARE URGED TO READ CAREFULLY ALL CAUTIONARY STATEMENTS – INCLUDING THOSE CONTAINED IN OTHER SECTIONS OF THIS ANNUAL REPORT ON THIS FORM 10-KSB. AMONG SAID RISKS AND UNCERTAINTIES IS THE RISK THAT OUR FLOWSTAR DCR TECHNOLOGY MAY NOT REMAIN COMPETATIVE WITHIN OUR CURRENT MARKETS OR THAT WE MAY NOT BE ABLE TO GENERATE SUFFICIENT REVENUE FROM THE TECHNOLOGY TO BECOME PROFITABLE WITHIN THAT DIVISION; THE ELLYCRACK TECHNOLOGY MAY NOT BE

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

PART I

ITEM 1. DESCRIPTION OF BUSINESS

GENERAL

Since 2003 Wescorp Energy Inc. (referred to herein as “we”, “Wescorp”, “the Company” or “our Company”) has focused on identifying and making strategic early investments in oil and gas related businesses participating in sectors that are beginning to grow in importance with large emerging market opportunities that have yet to be fully exploited. We primarily acquire, actively develop, and commercialize innovative technologies that improve the management, environmental and economic performance of field operations for conventional and unconventional energy producers. We prefer investments where we can control the intellectual property of technologies that have emerged from research and initial development and are essentially market-ready. We also acquire companies formed by inventors with more than one technology product being developed, and that can benefit from the financial, technical and business development expertise of our management to bring those products to market in a meaningful manner after they have been fully developed. Our goal is to generate enhanced capital appreciation for our shareholders by continuing to acquire, develop and commercialize timely effective product solutions and/or strategic investment opportunities that generate real returns with above-average cash flow and margins.

In early 2003, we acquired 170,000 shares of Synenco Energy Inc., then a private tar-sands exploration company with significant undeveloped heavy oil and bitumen reserves in the Athabasca region of Northern Alberta, Canada. That equity interest has since become free-trading and grown significantly in value when Synenco closed its initial public offering in November, 2005. Synenco stock now trades on the Toronto Stock Exchange under the symbol “SYN”.

We then entered into an agreement to purchase 100% of the outstanding shares of two companies, Flowstar Technologies Inc. (“Flowstar”) and Flowray Inc. (“Flowray”). We completed both acquisitions on March 31, 2004, and completed the acquisition of the other companies (Vasjar Trading) related to Flowstar (collectively, the “Flowstar Group”) in August, 2004. The Flowstar Group is involved in the natural gas flow measurement and service industry in North America. Based on preliminary and ongoing sales of Flowstar’s principal product, we believe there are significant additional sales opportunities for Flowstar products worldwide. Flowstar’s principal product is the Digital Chart Recorder (DCR) gas flow measurement and well monitoring system that have proven to be very effective in several applications, including those for;

  Coal bed methane production – low pressure well monitoring and gas metering
  Wet gas production – as stand-alone units without heated shelters or added infrastructure
  Plunger lifts – to monitor and measure highly variable gas flows
  Test separators – eliminating the need to change orifice plates
  Fuel gas – to measure gas consumption of pipeline compressors

During 2003 and 2004, we purchased 259,000 shares of Ellycrack AS, a private technology research and development company based in Norway. In September, 2004 we purchased an additional 400,000 treasury shares of Ellycrack by issuing 300,000 shares of Wescorp common stock to Ellycrack resulting in an equity interest in Ellycrack of 12.90% . In January 2006 we purchased an additional 65,000 shares of Ellycrack bringing our current equity interest to 13.45%

Also in 2004, we entered into a Memorandum of Understanding (“MOU”) to form a 50/50 joint venture (“JV”) with Ellycrack AS. At the time of this filing we are in the process of preparing a formal joint venture agreement that is based on the terms and conditions outlined within the MOU. The joint venture agreement will provide Wescorp a 50% interest in the worldwide rights to use and benefit from the commercial application of Ellycrack’s VISCOSITOR technology and intellectual property. The

VISCOSITOR is a low energy (low cost) heavy oil upgrading process which is self sustained by fuel produced by the process itself. This technology primarily upgrades the quality of heavy oil by producing lighter, more valuable synthetic grades of crude oil which dramatically improves the economics of heavy-oil production and transportation projects. It also has various environmental benefits, is a low cost alternative for small and mid-sized heavy oil field production and provides enhanced economies of scale for larger heavy oil production and processing projects. All research and development for the VISCOSITOR was carried out in cooperation with Norway’s biggest research organization, SINTEF ENERGY RESEARCH A/S at the Norwegian Institute of Technology in Trondheim, Norway. Subsequent improvements to optimize the process were contributed by Wescorp, Ellycrack AS and an engineering firm engaged to provide design and engineering services to the pending joint~~-~~venture.

Primary principals and benefits of this technology include but are not limited to

  Converting kinetic energy to required temperatures at the molecular level to crack heavy oil – requires lower ambient temperature and atmospheric pressure to significantly reduce capital and energy costs
  Colliding atomized oil and active steam with fluidized sand at high velocity to crack oil without additional catalysts or hydrogenation – output remains stable and does not repolymerize to retain value-added without further processing
  Generating coke by-product from cracking as the primary fuel for all unit operations – process requires very little energy input and generates significantly more energy than is required to potentially drive onsite electricity or steam co- generating capacity
  Raising the API of processed oil from 6° to 28° in a single pass and over 30° with medium grade feedstock – raising significantly the value of processed oil and reducing heavy oil differentials of pricing relative to world benchmarks

As part of the joint-venture agreement being prepared, Wescorp must pay for the design modifications, construction and field testing of a pilot plant to be fabricated in Canada. Subsequent to that benchmark being achieved, all future costs associated with commercial applications of VISCOSITOR technology will be shared equally by Wescorp and Ellycrack AS. We expect to substantially increase our investment in developing this technology for commercial launch throughout 2006.

On February 16, 2006 we announced that the engineering phase of the patented Ellycrack heavy oil upgrader pilot plant has been completed and will now move immediately to fabrication of the plant in Canada. Final design contributions and engineering services were provided by with a major international engineering company over 40 years of combined tar-sands, heavy oil and upgrader project experience. Pilot plant fabrication will be overseen by our Ellycrack joint-venture project manager Ed Mierzewski. Completion of this engineering stage is the direct result of having undertaken an extended period of testing through the latter half of 2005 which resulted in design modifications that allowed us to significantly improve the upgrading capabilities of the Ellycrack process as outlined above. The extended design and testing period allowed us to optimize the process to where it can now upgrade heavy oil to over 30 degrees API. That enhanced upgrading capacity has in turn also expanded the scope of commercial applications being considered for the process which we demonstrated for several major energy producers in that testing period, with particular attention paid to demonstrating:

  How the innovative process can upgrade heavy oil in a more cost-effective manner than most other known field upgrader or primary cracking technologies currently in use
  How the process can upgrade oil without specialized catalysts, custom infrastructure or emulsifying feedstock
  Why the process can scale with enhanced efficiencies to larger pilot-plants and commercial units
  The range, consistency and stability of output from a wide range of native feedstock
  How the technology can be configured for specific applications being considered by each producer

Subsequent to fabrication, the VISCOSITOR pilot plant will undergo a period of continuous field testing to further define performance parameters beyond API uplift including details related to material balance, energy balance and composition of processed output to determine final capital and operating costs for commercial users.

OUR REVISED BUSINESS PLAN

As noted previously, our new goal is to realize enhanced capital appreciation for our stockholders by acquiring, developing, and commercialization of technologies that are designed to improve the management, environmental and economic performance of field operations for energy producers. Although there can be no assurance of future success, our business plan is to invest primarily in companies or products where early stage product development has been completed. Early stage product development generally means any basic research surrounding a potential product or service and the development of working prototypes. This may enable us to minimize risks associated with early stage start-ups and reduce both the time frame and amount of capital required for commercialization of proposed products, with the goal of maximizing any potential return to our stockholders. We will generally seek to acquire a controlling or majority equity position to fully participate in the target company’s strategic business plan and corporate governance. We will contribute our Management’s business expertise to assist in the further development of the target company’s business and operations. We believe that a combination of our Management’s business and technical skills in conjunction with the target’s technology development skills will maximize the probability of potential success. As this is a business plan in development, it is subject to modification and may be so modified at any time.

To December 31, 2003, we generated no revenue from operations as we were in the start-up phase of the business plan outlined above. We also did not have any significant assets, tangible or intangible, other than loans to the Flowstar Group, an investment in Ellycrack and a deposit on the purchase of shares in Synenco. In 2004, we completed the purchase of 100% of the shares of Flowstar, Flowray and a group of related companies, all of which were involved in the gas flow measurement and service industry in North America. During 2005, our first full year of operations for the Flowstar Group, we generated higher gross revenue from operations; the consolidation of the Flowstar operations with Wescorp in fiscal 2004 resulted in revenue of $1,228,531 in 2004 and $2,323,589 in 2005.

In 2005, results were very encouraging as we sold a record number of units and generated significantly higher gross revenue from operations. With the strong sales growth being generated by our Flowstar product line, it is anticipated that the Flowstar division will become profitable in fiscal 2006.

In order to finance the operations of the Flowstar group in 2005, and to continue with our revised business plan, we raised $1,552,319 on the issuance of a convertible debenture, and $330,500 on the exercise of outstanding warrants. Furthermore, a loan from AHC Holdings Inc. in the amount of Cdn $2,382,755 was converted to shares of the Company at $0.87 per share valued at US $1,924,681, resulting in the complete elimination of this loan upon the issuance of the share certificate.

Wescorp is currently in the process of arranging financing for our 2006 operations and investment plan. Central to that plan, we wish to continue to build on the advances Flowstar has made in the Canadian market in 2005, and to expand Flowstar’s reach into the US market in 2006. In addition, we plan to start construction of the Ellycrack VISCOSITOR pilot plant in 2006. As part of our overall investment objectives we also expect to acquire and develop one or more technologies in 2006. The acquisitions being considered compliment our current portfolio and business plan as a means to further extend our reach into large emerging market opportunities that are developing in the field services sector of energy production. It is hoped that any potential acquisitions would also contribute to our current revenue and cash flow streams immediately after the acquisition. The total anticipated funding requirement for 2006 is estimated to be approximately $15 million. Our present intentions are to sell debt or equity securities in one or more traunches to cover our funding requirements. There is no guarantee we can raise additional funds to cover our cash requirements.

Rapid growth often places considerable operational, managerial and financial strain on a company. To ensure we succeed with our new business plan, we will continue to undertake the following on a proactive basis:

1.	Improve, upgrade and expand our business infrastructure

2.	Hire, train and retain key management for Wescorp and to ensure we do the same with any target company

3.	Advance the commercialization development programs for target companies so they become cash flow positive as soon as is practically possible

Our future opportunity for success depends to a great extent on the continued employment of and performance by senior management and key personnel at potential target companies. As we continue to grow the demands and skill sets of our senior management will change, and new executives will be hired with the skill sets and experience required in these areas. In addition, we will be seeking to add new Directors to our Board that bring invaluable industry knowledge and expertise in the fields we are expanding into, including the US market for Flowstar, and the heavy oil upgrading market for Ellycrack. We also recognize that the increased need for corporate compliance within new regulatory reporting requirements compels us to look for new potential Board Members.

MANAGEMENT CHANGES

On March 5, 2003, Mr. Alfred Comeau and Mr. Terry Mereniuk were appointed to our Board of Directors. On April 9, 2003, Mr. John Anderson, a Director of our Company, was appointed interim President and CEO, replacing Mr. Farnell, and Mr.

Terry Mereniuk was appointed Chief Financial Officer. On April 24, 2003, Mr. Anderson was appointed Secretary/Treasurer. On May 28th, 2004, Mr. Douglas Biles replaced Mr. Anderson as company president and CEO. Mr. Biles also became a director of the Company on May 28, 2004. There have been no management changes in 2005.

ACTUAL AND PROPOSED ACQUISITIONS

A. Flowstar and Flowray Terms of Acquisition of Flowstar and Flowray

On March 31, 2004, Wescorp, through our Alberta subsidiary 1049265 Alberta Ltd., completed the acquisition of 100% of the outstanding shares of Flowstar and Flowray in consideration of cash payments to the selling shareholders totaling CDN$550,000 (US $414,074) pursuant to the share purchase and subscription agreement dated June 9, 2003 as amended effective January 14, 2004.

Related Agreements to Acquire 100% of Vasjar Trading Ltd.

In connection with the acquisition of Flowstar and Flowray, Wescorp also entered into share purchase agreements dated effective January 14, 2004 pursuant to which Wescorp will acquire 100% of the outstanding shares of Vasjar Trading Ltd. (“Vasjar”), a British Virgin Islands corporation, Vasjar in turn owns 100% of the outstanding shares of Quadra Products International Inc. (“Quadra”) and Flowstar International, Inc. (formerly Penta Energy Products Inc.) (“Flowstar International”), both of which are Barbados corporations. (Pursuant to an agreement dated as effective August 30, 2003, Flowray had transferred to Quadra all of its intellectual property rights, including rights to the technology related to the DCR 900 system described below, in consideration of a promissory note in the principal amount of CDN$604,500 without interest. The promissory note is now an asset of Flowstar).

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

We were not able to deliver free-trading shares on April 1, 2005, and so were required to pay the Vasjar shareholders an additional 48,000 Wescorp shares for each month that the shares were not delivered, covering the months April through September 2005. These shares were delivered and accepted by the Vasjar shareholder on September 28, 2005.

We were not able to deliver free-trading shares on April 1, 2006, and so we are required to pay the Vasjar shareholders an additional 48,000 Wescorp shares for each month that the shares are not delivered.

If we fail to deliver any of the Stage 2 or 3 shares, Wescorp will be subject to a penalty of 10% additional shares to be issued to the Vasjar shareholders for each month of delay, with a cumulative provision. If any of the Wescorp shares to be issued to the Vasjar shareholders have not been delivered for a period of 182 days after the applicable due date, the Vasjar shareholders may at their option terminate the share purchase agreements, without notice or prior opportunity to cure. We have pledged to the Vasjar shareholders all the Vasjar shares as security to guarantee Wescorp’s performance under the share purchase agreements.

With the completion of the acquisition of Vasjar, Wescorp now owns all the proprietary technology originally owned by Flowray related to the DCR 900 system and other products. Quadra is planning to grant Flowstar International a license to use the technology and to manufacture, market and sell products derived from the technology, including the DCR 900 system, in all jurisdictions worldwide except Canada.

Business of Flowstar and Flowray

Prior to their acquisition by Wescorp, Flowstar and Flowray were private companies incorporated in Alberta, Canada. Flowray developed a new system for measuring the flow of natural gas at the wellhead known as the Digital Chart Recorder or “DCR”. The DCR system consists of a turbine based flow measurement signal generating device, temperature and pressure probes and a flow computer, which performs all of the corrected flow calculations for natural gas production and regulatory reporting. In 2003, this system received approval from the Canadian Standards Association (CSA) and also received independent verification of accuracy from Southwest Research Institute in Houston Texas.

Flowstar successfully field-tested the product in 2003. Units were commercially sold in the beginning in 2003, and were installed in various customer applications.

By License Agreement dated December 6, 2001, Flowray granted Flowstar the non-exclusive worldwide license to use Flowray’s technology relating to certain flow meters and to manufacture, market and sell products derived from the technology, including three major product lines used in measuring and recording natural gas flow. Flowstar also represents and distributes independent third party products, and seeks to position itself to be a leading supplier of flow measurement equipment to the petroleum industry. Flowstar and Flowray were legally amalgamated on December 31, 2004 into one company that continued under the name Flowstar Technologies Inc All obligations, rights, benefits and responsibilities of each of the predecessor companies continue in the newly amalgamated company. Flowstar is now a wholly owned subsidiary of Wescorp.

Prior to the December 31, 2004 amalgamation with Flowstar, Flowray transferred all of its intellectual property rights and technology to Quadra as discussed above. Flowstar now has the exclusive license to use the technology within Canada. With the Vasjar acquisition complete, Quadra is a wholly owned subsidiary of Wescorp as well. The intellectual property assets include a US provisional patent application filed on or about March 3, 2003 for the technology used in the DCR-900 system. Quadra also holds the intellectual property for liquid based totalizers, burner igniters, and Windows™ based gas flow calculation software, all of which Flowstar markets. Flowstar also markets a line of liquid turbines for which there is no intellectual property, as the patents expired long ago.

On March 21, 2003, we entered into a Letter of Intent with an independent private Canadian company (the “Licensee”), whereby we granted the Licensee the right of first refusal to engineer, supply or manufacture the proprietary chip-set for the Flowstar DCR product line according to Flowstar’s specifications. The Licensee has agreed to manufacture the DCR chip-set for the cost of materials plus labor costs and a management fee (adjusted for inflation annually). An additional fee is payable by Flowstar to the Licensee for each unit sold using the technology, wherever it is made. Details of the Licensee’s technology will be provided to a mutually agreeable trust agent, to be held in escrow and not disclosed to Flowstar, except in certain specific circumstances, designed to protect Flowstar.

The Licensee has also been granted an irrevocable, exclusive license to use Flowstar's technology related to differential pressure orifice plate system flow measurement, in oil field production well testing. The license will permit this company to manufacture, market, and sell flow measurement products, or sub-license or assign these rights, in markets other than turbine based flow measurement. The term of this license will continue for the life of Flowstar’s patent. Flowstar also granted the Licensee a non-exclusive distributorship for the DCR product line.

Quadra has no other assets aside from the intellectual property transferred to Quadra by Flowray. With the acquisition of Vasjar concluded, Wescorp now indirectly owns all the proprietary technology originally owned by Flowray related to the DCR 900 system and other products. Quadra is planning to grant Flowstar International a license to use the technology and to manufacture, market and sell products derived from the technology, including the DCR system, in all jurisdictions worldwide except Canada.

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

However, on September 28, 2004, Ellycrack and the Company signed the MOU to form a 50% / 50% Joint Venture to make, use, copy, develop and exploit Ellycrack's technology and intellectual property and to design, manufacture, market and sell products or systems derived from or utilizing Ellycrack's technology or sublicense others to do the same on a world-wide basis.

The principle features of the MOU is to cancel the options to purchase licenses in Canada, the United States and Mexico and to replace it with an obligation to build and operate a pilot plant in Canada to determine the overall economics of the technology and subject to the viability of these economics, to market the technology on a world-wide basis. For further details see our 8-K filed with the Securities Exchange Commission (“SEC”) on September 28, 2004.

As at December 31, 2005 the Company has purchased an aggregate 659,000 shares of Ellycrack representing 12.90% of Ellycrack's outstanding shares; 259,000 shares in consideration of $123,129 and 400,000 shares in exchange for 300,000 shares of our common stock issued to Ellycrack. In January 2006, we purchased an additional 65,000 shares of Ellycrack bringing our current equity interest to 13.45% . Additionally, the MOU provides an option for the Company to increase its equity interest up to 20% via a combination of purchase and share swap.

Ellycrack has developed what is believed to be a cost effective technology in which heavy oil can be upgraded to “lighter” more commercially saleable oil via a low-energy “mechanical” cracking process which can be located directly in a field environment. By upgrading heavy oil in the field, oil companies can eliminate on-site storage tanks as well as the cost associated with transporting heavy oil great distances to centralized upgraders. As such heavy oil can be transported directly to a refinery.

We have since made various improvements to core technology within the Ellycrack process in the third quarter of 2005 in order to optimize it for the pilot plant and subsequent commercial applications. As a result of those improvements, we scheduled tests for several major energy producers who have requested a demonstration of the Ellycrack process for possible consideration within their field operations as a commercial application. Those improvements and tests were very successful resulting in a significant increase in the process’ upper limit of API upgrading. To date, we have hired a major engineering firm to prepare the design for a 50 to 200 barrel a day pilot plant utilizing the Ellycrack technology which was completed in the first quarter of 2006. The complete costing and fabrication of the pilot plant is in process, with the estimated completion to be in mid 2006. In addition, we have also hired an engineer to act as project manager for pilot plant fabrication and to oversee Ellycrack related operations.

At the time of this filing we are in the process of converting the above mentioned MOU into a formal joint venture agreement.

C. Synenco

Terms of Proposed Acquisition of Shares of Synenco

On June 9, 2003 the Company signed an option agreement allowing the Company to purchase 1,000,000 previously issued common shares of Synenco Energy Inc. ("Synenco") from PGN Holdings Inc., a shareholder of Synenco. Synenco is a company involved in the development of oil sands leases in the Athabasca Oil Sands area of northern Alberta, Canada. Under the terms of the option, the Company could acquire the Synenco shares upon payment of $3,700,000 by way of $2,815,000 in cash and $885,000 (at $0.30 per share) in Company stock. Prior to the expiration of the option on March 31, 2004, the Company paid $530, 462 which resulted in the purchase of 170,000 shares of Synenco, at an effective cost of $3.12 per Synenco share. This transaction has been recorded as an investment on our consolidated balance sheet. Pursuant to the closing of its initial public offering on November 15, 2005, Synenco began trading on the Toronto Stock Exchange under the symbol “SYN” at an initial offering price of Cnd $17.50 per share. The price per Synenco share as of December 31, 2006 was Cnd $17.04; as of March 31, 2006 the price was Cnd $24.35 per share.

PRODUCTS AND SERVICES

As noted earlier, our focus changed considerably in 2003. Our current business plan now consists of three fundamental elements: (i) Invest primarily in companies or products where early stage product development has been completed (where early stage product development means any basic research surrounding a potential product or service and the development of working prototypes). This is intended to minimize risks associated with early stage startups, to reduce both the time frame and amount of capital required for commercialization of proposed products, and thus maximize any potential return to our stockholders. (ii) Acquire a controlling or majority equity position to fully participate in the target company’s strategic business plan and corporate governance. (iii) And finally, contribute our finance, technical and management expertise to assist in the further development of a target company’s business and operations. We believe that combining our business and technical skills with the technology development skills of target companies will maximize the probability of potential success for all related stakeholders.

As part of our plan we anticipate that all future research and development activities will be carried out by all of our potential target acquisitions, including Flowstar. Consequently, all functions related to providing products and services offered by Wescorp will be conducted through majority or minority owned subsidiaries we acquire. Based on our operations plan for 2006, we intend to offer DCR Series systems and related units for sale and service in the US, Canada and perhaps throughout the world. To that end, we hired a consultant in late 2005 to review our options regarding a further expansion of Flowstar within our current Canadian market, and in relation to the timing of our initial foray into the US market. The final results of this review will be completed at the beginning of the second quarter of 2006. In anticipation of that review we have already interviewed potential senior management candidates to head up our eventual US expansion.

Also as part of our operations plan we will continue to invest in research and development of our current and future product lines in order to remain competitive in markets we are targeting. We expect to make primary research and development investments to improve and enhance our existing Flowstar DCR-Series product line, including the final development and commercial release of our Flowstar Differential Pressure Cell module; and to further optimize our Ellycrack heavy-oil upgrading process and pilot plant. We will in all likelihood also incur some costs related to environmental compliance given our focus and activities within the oil and gas industry which is highly regulated. We have not yet fully assessed what those cost may be or any operational impact compliance may have on our business.

Due to various arrangements we have between Flowstar and Flowray related to licensing and production, as well as those currently in place between Flowray and a private company, we will also need to execute production licensing and other agreements with the Vasjar group. Further, as part of our risk management efforts, Flowstar management has also identified alternative sources of long-term supply for all of our critical components and services as a fallback in the event our current suppliers cannot provide those components or services in a timely manner, or that cannot do so in sufficient quantities to meet anticipated demand for Flowstar systems.

Flowstar’s principal product is the DCR gas flow measurement and well monitoring system that has been proven to be very cost-effective and superior in several applications, including:

  Coal bed methane production – low pressure well monitoring and gas metering
  Wet gas production – as stand-alone units without heated shelters or added infrastructure
  Plunger lifts – to monitor and measure highly variable gas flows
  Test separators – eliminating the need to change orifice plates
  Fuel gas – to measure gas consumption of pipeline compressors

Primary benefits and competitive differentiators of our Flowstar systems include:

  Significantly more accurate well monitoring and flow metering capabilities due to its turbine-based design
  Significantly more metering range that is especially effective in low pressure – high variability gas production applications
  Easy installation as self-contained integrated units that does not require external power, housing, heating or alcohol injectors to remain functional in virtually any weather or operating conditions
  Easy integration with virtually any onsite communications and networking systems for remote data retrieval
  Data output that is fully compliant with all Canadian and US production auditing regulations without further processing and that fully integrates with all major production accounting packages
  Significantly lower all-in costs with a quick payback, enhanced ROI and virtually no operating costs beyond installation

In 2004, we entered into the MOU with Ellycrack to form a 50/50 joint venture (“JV”).At the time of this filing we are in the process of preparing a formal joint venture agreement that is based on the terms and conditions outlined within the MOU. The MOU (and the proposed joint venture agreement) will provide Wescorp a 50% interest in the worldwide rights to use and benefit from the commercial application of Ellycrack’s VISCOSITOR technology and intellectual property. The VISCOSITOR is a low energy (low cost) heavy oil upgrading process which is self sustained by fuel produced by the process itself. This technology primarily upgrades the quality of heavy oil by producing lighter, more valuable synthetic grades of crude oil which dramatically improves the economics of heavy-oil production and transportation projects. It also has various environmental benefits, is a low cost alternative for small and mid-sized heavy oil field production and provides enhanced economies of scale for larger heavy oil production and processing projects. All research and development for the VISCOSITOR was carried out in cooperation with Norway’s biggest research organization, SINTEF ENERGY RESEARCH A/S at the Norwegian Institute of Technology in Trondheim, Norway. Subsequent improvements to optimize the process were contributed by Wescorp,

Ellycrack AS and a major international engineering firm. Primary principals and benefits of this technology include but are not limited to:

  Converting kinetic energy to required temperatures at the molecular level to crack heavy oil – requires lower ambient temperature and atmospheric pressure to significantly reduce capital and energy costs
  Colliding atomized oil and active steam with fluidized sand at high velocity to crack oil without additional catalysts or hydrogenation – output remains stable and does not repolymerize to retain value-added without further processing
  Regenerating coke by-product from cracking as the primary fuel for all unit operations – process requires very little energy input and generates significantly more energy than is required to potentially drive onsite electricity or steam co- generating capacity
  Raising the API of processed oil from 6° to 28° in a single pass and over 30° with medium grade feedstock – raising significantly the value of processed oil and reducing heavy oil differentials of pricing relative to world benchmarks

As part of the proposed joint-venture agreement being prepared, Wescorp must pay for the design modifications, construction and field testing of a pilot plant to be fabricated in Canada. After that benchmark is achieved, all future costs associated with commercial applications of the Viscositor technology will be shared equally by Wescorp and Ellycrack AS. We expect to substantially increase our investment in developing this technology for subsequent commercial launch throughout 2006.

On February 16, 2006 we announced that the engineering phase of the patented Ellycrack heavy oil upgrader pilot plant has been completed and will now move immediately to fabrication of the plant in Canada. Final design contributions and engineering services were provided by a major international engineering firm with over 40 years of combined tar-sands, heavy oil and upgrader project experience. Pilot plant fabrication will be overseen by our Ellycrack joint-venture project manager Ed Mierzewski. Completion of this engineering stage is the direct result of having undertaken an extended period of testing through the latter half of 2005 which resulted in design modifications that allowed us to significantly improve the upgrading capabilities of the Ellycrack process as outlined above. The extended design and testing period allowed us to optimize the process to where it can now upgrade heavy oil to over 30 degrees API. That enhanced upgrading capacity has in turn also expanded the scope of commercial applications being considered for the process which we demonstrated for several major energy producers in that testing period, with paying particular attention paid to demonstrating:

  How the innovative process can upgrade heavy oil in a more cost-effective manner than most other known field upgrader or primary cracking technologies currently in use
  How the process can upgrade oil without specialized catalysts, custom infrastructure or emulsifying feedstock
  Why the process can scale with enhanced efficiencies to larger pilot-plants and commercial units
  The range, consistency and stability of output from a wide range of native feedstock
  How the technology can be configured for specific applications being considered by each producer

Subsequent to fabrication, the VISCOSITOR pilot plant will undergo a period of continuous field testing to further define performance parameters beyond API uplift including details related to material balance, energy balance and composition of processed output to determine final capital and operating costs for commercial users.

COMPETITION

Competition to provide natural gas well monitoring and production flow metering in North America includes the following companies with a brief comparative assessment:

1.	Wireless Matrix Corporation – offers remote data management hardware and services. Does not currently provide remote terminal units, but does offer an interface between remote terminal units and communication networks which includes a data manager and web-based interface to display data.

2.

Barton Instrument Systems – have developed devices for the measurement of pressure, flow, temperature and level. Their solution is targeted at a broad spectrum of applications including oil and gas production and pipelines.

3.

Metrix Networks – offers hardware, software and wireless communications products used in remote monitoring. These devices are capable of measuring, interpreting, sending and displaying data but several pieces of equipment are needed to be put together to complete a system.

4.

Emerson Process Management – also has a wide range of products for the measurement of pressure, temperature, and flow, sold under various brand names (Brooks Instrument, Daniel, Micro Motion and Rosemount).

5.

Zed.i Solutions – offer a comprehensive start-to-finish but closed architecture solution for collecting and delivering well measurement data from the well head through to the end user. Their package also includes a monthly service fee.

6.	Thermo Electron Corporation – developed a system similar to Zed.i Solutions with units that are capable of capturing data and transmitting it over networks to the end user.

Although we are not yet fully commercialized our Ellycrack joint-venture the competitive environment for VISCOSITOR technology is starting to emerge. The petroleum service industry is populated with several well-established and highly specialized companies providing a host of services to producing companies. Many of these companies are significantly larger than we are with far greater financial resources and widely accepted product and service offerings.

We have not yet concluded a full competitive assessment for the Ellycrack opportunity. This will be assessed in mid-2006 once our planned pilot plant has been constructed and put into operation for field testing and commercial demonstrations. This in turn will be affected by the market cost to extract and deliver upgraded heavy oil versus the market prices for equivalent oils at that time. This price differential will in turn affect the competitiveness of the Ellycrack technology and impact our business model for the introduction of the technology. Despite those variables and given the sheer size of the heavy oil upgrading market which is estimated to be in excess of 7.5 trillion barrels of proven reserves, we feel that the VISCOSITOR technology will enjoy a significant competitive advantage over various large centralized upgrading facilities and over various field upgrader technologies that are slowly emerging to process that heavy oil.

Primary centralized and field-level upgrader technology providers include:

1.

OPTI Canada – providing a large centralized 2-stage upgrader facility in Northern Alberta which features a proprietary lower-energy primary cracking and secondary hydrogenation system to process heavy oil

2.	Ivanhoe Energy – providing a 1 stage lower-energy field upgrader technology which has been adapted from a proprietary biomass processing technology for use in the hydrocarbon processing industry

3.	Sulphco Energy – providing a lower-energy 1-stage field-upgrader/refinery-level desulphurization technology based on using ultrasound waves to process heavy oil into sweeter and lighter ends

4.	GENOIL – providing a proprietary 1-stage hydroconversion technology to process heavy oil into lighter ends

5.	BA Energy – providing a large 2-stage heavy oil upgrading facility in Northern Alberta based on proprietary technologies

There can be no assurance that we will be successful in meeting any competition for any new future product and service offerings we may acquire or develop, or that we can successfully differentiate our offerings.

EMPLOYEES

We currently have eighteen full-time and three part-time employees plus our executive officers (Mr. Doug Biles, our President and CEO, and Mr. Terry Mereniuk our CFO). Currently, an outside consultant is completing his initial draft of a business plan for the company that, after management’s review and modification, will become the guide for the company’s future action plan. In 2005, we hired a full time Controller who is spending all of his time on the business of the Company and its subsidiaries, and is also working on the development of our revised business plan in addition to examining more business opportunities. We also hired a full-time investor relations executive to oversee all corporate communications functions, manage our shareholder base and source new investors to provide financing when required.

INTELLECTUAL PROPERTY

Wescorp has acquired intellectual property that is currently in Quadra upon the successful completion of the acquisition of Vasjar as described in Item 1.A under the heading Flowstar and Flowray. Quadra’s intellectual property includes a United States Patent filed by Flowray for a digital gas flow measurement and recording device. Given the nature of our revised business plan, it is likely that a potential target company will directly hold intellectual property, which may consist of patents, licenses, copyright, industrial designs, drawings or other proprietary rights to the product or service. We expect research and development to be a significant expense item for both Flowstar and Ellycrack. Managements’ initial estimates of the 2006 costs for research and development are about $400,000 for Flowstar and about $5,000,000 for Ellycrack.

REGULATORY

As at our fiscal year end, we are subject to certain regulatory matters related to the business operated by Flowstar. This is related to the various legal and regulatory guidelines affecting the sale and service of oil and gas products in the US, Canada and elsewhere. Any potential acquisition of a target company or interest in a target in the oil and gas industry will be subject to standardized safety tests and must be certified as explosion proof prior to commercialization of any product. These tests are conducted by the Underwriters Laboratory, and if in Canada, the Canadian Standards Association. Any potential product that is involved in the measurement of flows or quantities of natural gas or petroleum liquids or products will also likely be subject to certification by regulatory authorities to ensure that the product accurately measures quantities in a production setting. In addition, any other potential acquisition of a target company or interest in a target in the oil and gas industry or in any related industry will be subject to the same and possibly additional rules and regulations.

ITEM 2. DESCRIPTION OF PROPERTY

Principal Business Offices

Our offices are located at 8711 – 50th Avenue, Edmonton, Alberta, Canada T6E 5H4 and 770 - 435 - 4th Avenue SW, Calgary, Alberta, Canada T2P 3A8. In the Edmonton office we currently occupy approximately 1,162 square feet and the premises are rent-free, as they are also the offices for Flowstar. Flowstar has entered into a lease for approximately 9,407 square feet of office space in Edmonton, Alberta on a month to month basis at monthly rent of Cdn $7,275 (approximately $6,240). The Calgary office consists of approximately 1, 422 square feet on a term expiring June 30, 2006 at a monthly rent of Cndn $3,697 (approximately $3, 200). As we proceed with the further implementation of our business plan, we will likely relocate to larger premises under a commercial lease arrangement.

Plant and equipment consists primarily of assets required to operate the business of Flowstar. These assets include automotive equipment, office equipment, tools, furniture and fixtures, leasehold improvements and computer hardware and software. These assets are in sufficient condition for the purposes for which they are used. Wescorp only has computer hardware and software required for the operation of its offices.

ITEM 3. LEGAL PROCEEDINGS

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

Subsequent to the quarter ended June 30, 2004, the British Columbia Advanced Systems Foundation (the "Foundation") commenced an Arbitration Claim against Wescorp under the rules of the British Columbia International Commercial

Arbitration Centre, #104 – 1260 Hornby Street, Vancouver, British Columbia, V6Z 1W2. The Claim was based on a loan agreement dated August 10, 1999 between the Foundation and our former subsidiary Sentry Telecom Systems Inc. ("Sentry"), as amended by a loan amendment agreement dated April 30, 2002 among the Foundation, Sentry and our company. Under the original loan agreement, the Foundation loaned Cdn$200,000 (US$146,000) to Sentry for research and development work. In addition to repayment of the loan, Sentry also agreed to pay the Foundation Cdn$70,000 (US$51,100) twelve months after project completion. Pursuant to the amendment agreement, the Foundation exercised a right to convert the outstanding indebtedness of Cdn$270,000 into shares of the Company’s common stock on the basis of one share for each US$0.2905 of debt, for a total of 592,826 restricted Wescorp shares. The Foundation claimed that the Company failed to issue the Company shares to the Foundation in compliance with the Securities Act of 1933. In early 2005, the Company settled the claim by ensuring the shares previously issued to ASI (592,826 Wescorp shares with a fair market value of approximately $224,000) were issued in compliance with the Securities Act of 1933.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No stockholders meetings were held in 2005.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

On December 29, 2000 our common shares began trading on the NASD Over-the~~-~~ Counter Bulletin Board (“OTCBB”) under the symbol UNQB. In March 2001 our trading symbol changed to CDHI as a result of our corporate name change to CTI Diversified Holdings, Inc. Effective December 22, 2003, our trading symbol changed to “WSCE” when we adopted the name “Wescorp Energy Inc.”. The following table sets forth the high and low bid prices for our common stock as reported by the OTCBB for each of the fiscal quarters in 2004 and 2005, and the quarter ended March 31, 2006.

	OTCBB
	High (1)	Low(1)	Close(1)	Volume
2004
First Quarter	$1.34	$0.50	$1.28	5,479,121
Second Quarter	$1.63	$0.44	$0.44	12,962,800
Third Quarter	$0.78	$0.35	$0.62	5,294,756
Fourth Quarter	$0.95	$0.54	$0.79	4,018,376
2005
First Quarter	$1.40	$0.99	$1.07	12,188,788
Second Quarter	$1.12	$0.60	$0.78	5,277,500
Third Quarter	$1.09	$0.52	$0.95	11,296,000
Fourth Quarter	$1.25	$0.70	$0.78	6,887,800,
2006
First Quarter	$1.13	$0.65	$0.68	10,973,500

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

At March 31, 2006, there were 40,513,340 common shares outstanding. At March 31, 2006, there were approximately 1500 holders of record of our common stock, certain individuals of which hold in aggregate 1,400,000 of our outstanding common share warrants.

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

RECENT SALES OF UNREGISTERED SECURITIES

All sales of unregistered securities for the last three fiscal years have previously been disclosed on Form 8-K and/or Form 10-QSB.

During the year ended December 31, 2005, the Company issued 1,579,571 shares of common stock for total proceeds of $663,000. These shares were issued on the exercise of warrants at exercise prices ranging from $0.25 to $1.00 per share.

On September 28, 2005, the Company issued and delivered to each of the former shareholders of Vasjar 240,000 shares of the Company’s common stock, for a total of 480,000 shares, as a partial payment for the Vasjar acquisition. Since these shares were not delivered at April 1, 2005 in accordance with the terms of the agreement to acquire Vasjar an additional 288,000 shares were issued to settle the related penalties. For additional information on this transaction, see Note 10.

On November 10, 2005, the Company issued 1,200,000 shares of common stock to settle the outstanding related party payables incurred for consulting services provided in prior years by directors of the Company.

Additional equity transactions in 2005 included the following: separate issuances of 25,000 and 7,500 shares of common stock for assistance with investor relations, and the issuance of 50,000 shares of common stock to compensate a director of the company.

In the second quarter of 2005, the Company issued Debentures in the amount of $1,552,319 which bear interest at the rate of 14% per annum, are payable quarterly and mature on December 31, 2005. The Debentures are secured by way of a security interest over the inventory and receivables of Flowstar Technologies Inc., a wholly owned subsidiary of the Company.

In the fourth quarter of 2005 we extended the terms of the Debentures outlined above at the option of the debenture holder for an additional 6 month period. This was done due to the extended engineering and design time schedule undertaken in the latter half of 2005 (which incorporated design modifications within the Ellycrack VISCOSITOR pilot plant intended to optimize its performance in upcoming field-testing and commercial applications for the technology). Of the total $1,552,319 in debentures issued and outstanding bearing interest at the rate of 14% per annum, 95.04%% of the debenture holders elected to accept an extension of their terms as outlined in the amended term schedule below. Pursuant to extending the terms of the Debentures, a total of $1,475,319 remains outstanding with only $77,000 having been redeemed by debenture holders not electing to extend their terms. The new total amount outstanding remains secured by way of a security interest over the inventories and accounts receivable of Flowstar. The Debentures may, at the option of the holder, be converted into units of Wescorp a price of US$0.90 per unit at any time prior to the new maturity date of June 30, 2006. Each Unit shall be comprised of one common share of Wescorp and one Common Share purchase Warrant, each of which may be exercised at any time up to June 30, 2007 as follows:

a)	if exercised on or before June 30, 2006 the holder of a Warrant shall be entitled to purchase one Common Share for each Warrant held for US$1.00 per Common Share; and

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

(a) Stock Purchase Warrants

We have authorized and issued a total of 5,929,334 Common Stock Purchase Warrants and 2,326,881 Common Stock Options as at December 31, 2005. The following table sets forth the terms and exercise price of all issued and outstanding warrants.

Date issued	Number of Warrants”W” or Options “O”	Exercise price	Expiry date
March 2003	1,500,000 W	$0.15	March 2006
June 2003	1,000,000 W	$0.15	June 2008
March-April 2003	926,000 W	$0.35	March 2006
December 2003	1,400,000 W	$0.25	December 2006
December 2003	1,103,334 W	$0.35	February 2006
November 2005	2,000,000 O	$0.54	November 2009
October 2005	100,000 O	$0.45	December 2007
September 2004	44,858 O	$0.67	September 2008
December 2004	39,920 O	$0.75	December 2008
March 2005	27,276 O	$1.10	March 2009
June 2005	42,918 O	$0.70	June 2009
September 2005	33,630 O	$0.89	September 2009
December 2005	38,279 O	$0.78	December 2009

Please refer to our Form 10-QSB for the period ending September 30, 2005 for more information regarding Common Stock Purchase Warrants issued during 2005.

(b) Stock Purchase Options

The Company issued a stock option for two million shares at an exercise price of $0.54 to Doug Biles as part of his employment contract as President and CEO of Wescorp and Flowstar. These options vested on November 30, 2005. Mr. Biles was also issued quarterly stock options. The number of optioned shares earned quarterly was calculated by dividing the sum of $30,000 by the Exercise Price defined as the Market Price of the Shares on the principal stock exchange on which the Shares are traded during the period of the last five trading days during which the Shares traded immediately prior to the issue date of the option. The term "Market Price" is defined as an amount equal to the weighted average of the trading prices of the Shares on the exchange for each of the trading days for which there was a trade during the five day period. To December 31, 2005, this resulted in options for 226,881 shares being earned by Mr. Biles, at the exercise prices ranging from $0.67 to $1.10 and quarterly maturity dates of starting on September 2008 to December 2009.

The Company also issued an option for 100,000 shares at an exercise price of $0.45 expiring December 31, 2007 to a company affiliated with Doug Biles for services rendered.

(c) Dividends

We have not paid any cash dividends since inception. We do not intend to pay cash dividends in the foreseeable future, but intend to retain earnings, if any, for use in our business operations.

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our Consolidated Financial Statements and related notes appearing elsewhere in this Form 10-KSB.

Overview

Prior to 2004, we had not generated any revenues from products, services or operations since the inception of our company. In 2004 and 2005, the Company recorded revenue from the acquired operating businesses of Flowstar, Flowray and their affiliated companies. As such, we are including herein a discussion of our updated plan of operation for the next 12 months for our updated business plan. In addition, we are also including some additional summary analysis and information regarding our financial condition, liquidity and capital resources.

Currently our sole source of revenue is from our subsidiary Flowstar which. produces advanced natural gas and gas liquids measurement devices based on a proprietary Digital Chart Recorder (DCR) and advanced turbine measurement technology. Flowstar DCR-based devices are self-contained, energy-efficient flow computers with turndown ratio of 40:1 or more for more precise flow measurements and volume calculations that are installed directly to the well-head. Currently these products carry a one year warranty and have no right of return. There is no price protection plan in place. For the year ended December 31, 2005 Flowstar sold a total of 314 units (2004 – 135 units) with an average selling price of CDN $6,600 (2004 – CDN $7,850).

Plan of Operation for the Next Twelve Months

Our future operations are dependent upon the identification and successful completion of additional long-term or permanent equity financing, the continued support of creditors and shareholders, and, ultimately, the achievement of profitable operations. There can be no assurances that we will be successful in raising this financing which would significantly affect our ability to roll out our revised business plan. If we are not successful in raising additional financing, we will likely be required to reduce operations or liquidate assets. We will continue to evaluate our projected expenditures relative to its available cash and to seek additional means of financing in order to satisfy working capital and other cash requirements.

During the year ended December 31, 2004, we integrated the operations of Flowstar and Flowray into our corporate structure and prepared a comprehensive updated plan to capitalize on the competitive advantages of the DCR technology in Canada. In 2005, we successfully integrated that plan by setting up an experienced sales team and establishing a sales office in Calgary, Alberta, home to the largest single concentration of oil/gas company head offices in North America. This allowed the Company to achieve record sales for the year, and dramatic sales increases from prior periods. Over the next several months, Management will finalize a plan of action to manufacture and distribute the DCR-1000 product throughout North America.

Our operations have been funded to date by debt and equity financing. In the event that we do not achieve positive cash flow in 2006 we will be relying on debt and equity financings as sources of funding in order to provide our Company with sufficient capital to continue our development and operational plans. There can be no assurance that the past trend will continue, which would significantly affect the financial condition of our Company and our ability to effectively implement the proposed business plan for Flowstar and Ellycrack.

Over the next 12 months, we also plan to closely monitor and implement solutions to successfully manage our proposed future growth. This will include:

1.

Retention of key management and staff with an emphasis on proper training and ongoing professional development to ensure we are up to date with the latest developments that affect our target industries

2.	Identification of potential markets for current products and those under development to ensure we can optimize our revenues to generate profits and positive cash flows.

3.	Identification of new product or business acquisitions that will continue to allow us to exploit potential sales and growth opportunities

4.	Maintain adequate financial resources

Currently, our cash on hand is our only source of liquidity. We cannot assure you that we will be able to reach a level of operations that would finance our day-to-day activities. We do not have any lending arrangements in place with banking or financial institutions. We intend to secure conventional bank financing (line of credit) for Flowstar after dealing with the convertible debenture financings noted herein once we redeem or affect the conversion all outstanding convertible debentures to equity as noted herein. We are also currently in the process of arranging financing for our 2006 operations and investment plan. As part of our overall investment objectives we intend to acquire and develop one or more technologies in 2006. It is hoped that any potential acquisitions would also contribute to our current revenue and cash flow streams immediately after the acquisition. Our total anticipated funding requirement for 2006 is estimated to be approximately $15 million.

We believe that, with the successful completion of our planned 2006 financing, our cash balances will be sufficient to carry our normal operations for the next twelve months, before any cash requirements that may be needed for target investments or acquisitions (which would otherwise accelerate our need to raise additional cash). To the extent that we require additional funds to support our operations or the expansion of our business, we may sell additional equity, issue debt or liquidate part or all of our investment in Synenco. Any sale of additional equity securities will result in dilution to our stockholders.

There can be no assurance that additional financing, if required, will be available to our company or on acceptable terms.

We anticipate that the only major purchases of capital assets in the next 12 months will be the building of the Ellycrack Pilot Plant of approximately $5,000,000. Also, Flowstar will be conducting some research and development in its ongoing program to maintain the competitive advantage of its products. Flowstar is in the process of finalizing a decision to expand into the US market.

Wescorp’s current corporate employee count increased in 2005 with the hiring of a full time corporate controller, an investor relations executive, and a project engineer for our Ellycrack joint-venture. There may be some services that Wescorp will contract out for, given the specialized nature of the business of Flowstar and Ellycrack.

With the change in our business plan, we anticipate that any change in capital assets, research and development and employees would be subject to change in any targeted operating business that we may acquire, including that of Flowstar and Ellycrack.

Summary Financial Information – Fiscal Years 2003 – 2005

The following table sets forth selected financial data of the Company for the periods indicated. The selected financial data for the years ended December 31, 2003, 2004 and 2005. The 2003, 2004 and 2005 results have been derived from the Company’s audited financial statements, which appear elsewhere in this Annual Report. The following unaudited summary financial information, in the opinion of management, has been prepared on the same basis as the audited financial statements and contains all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial condition and results of operations for such periods. The table sets forth, in US dollars, the selected financial data as prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”).

The results for the periods presented are not necessarily indicative of the results that may be expected for any future period. The financial data should be read in conjunction with the Financial Statements of the Company and Notes thereto included elsewhere in our Form 10 KSB.

	Year ended December 31,
Statement of Operations	2005	2004	2003
Revenue	$2,323,589	$1,228,531	$-
Operating expenses	5,465,699	4,010,448	785,345
Loss from operations	(4,391,241)	(3,524,244)	(785,345)
Net loss for the year	(4,553,118)	(3,976,610)	(259,934)
Weighted average shares	36,606,310	32,601,255	22,946,766
Outstanding
Loss from operations per share	$(0.12)	$(0.11)	$(0.03)
Net loss per share	$(0.12)	$(0.12)	$(0.01)

Balance Sheet	2005	2004	2003
Total assets	$8,505,695	$5,986,777	$2,223,340
Current liabilities	5,457,873	3,204,843	1,936,412
Long term liabilities	510,400	851,572	1,677,227
Total stockholders equity (deficiency)	2,537,422	1,930,362	286,928

Note that a substantial part of the assets shown for 2003 are notes from companies that have become wholly owned subsidiaries in 2004, and consequently when consolidated will no longer be carried as assets.

Results from Operations – 2005 Compared to 2004

Revenues

Revenues increased by approximately $1,095,000, or approximately 89.1% to almost $2,324,000 for the year ended December 31, 2005 from just under $1,229,000 for the year ended December 31, 2004. This increase can be attributed to a strengthening of the Canadian dollar, continued strong market acceptance of the DCR systems sold by Flowstar and increased marketing of the Flowstar products. Results for 2004 are indicative of the marketing of a virtually new product in the DCR system and the initial reluctance of the industry to accept the product as a viable alternative to existing technology. In addition, 2004 results are negatively impacted by having only nine months of revenue as Flowstar was acquired on March 31, 2004.

Cost of Sales

As a percentage of revenues, 2005 cost of sales decreased to 53.8% versus from the 60.4%which was reflected in the results for 2004. This improvement is directly attributable to fewer units being distributed as demos, better pricing strategies and stronger market acceptance of products which allows for less discounting of sales prices. In addition, new internal controls have been implemented that will improve the Company’s ability to track inventory in its accounting records so that it will be able to maintain margins while increasing its market presence of the DCR systems.

Expenses

Operating expenses for the year ended December 31, 2005 show an increase of about $1,455,000 versus 2004. The results for 2004 only present nine months of operations for Flowstar and do not reflect the expansion of operations for both Flowstar and Ellycrack. The largest increases were in stock based compensation and wages and benefits. Included in the new compensation package for the Chief Executive Officer were stock options which did not exist in 2004. As a result the Company incurred approximately $1,002, 000 in stock based compensation in the current year. Wages and benefits increased by approximately $661,000. Additional staff was hired to fill the management positions of Project Manager for the Ellycrack pilot plant, VP Investor Relations and Communications and corporate controller. In addition, the Company’s Chief Financial Officer and Chief Executive Officer as well as certain middle management personnel for Flowstar are now being paid as employees versus consultants in 2004. The Company has also hired administration staff necessary to support the operations of Flowstar and enhance internal controls. In order to strengthen the Board of Directors the Company was required to compensate one of the members in the form of shares which were valued at about $56,000. Engineering of the Ellycrack pilot project was started in the third quarter of 2005 resulting in costs of $345,000 being incurred. Travel expenses for the year have risen by approximately $99,000 versus 2004 as a direct result of the increased activity in the Ellycrack project and additional marketing of both Wescorp and Flowstar in international markets. The increase in office expenses of $274,000 relates to having a full year of activity for Flowstar as well as increased administration costs related to the expansion of both the Flowstar and Ellycrack operations. To account for the issuance of the convertible debentures $207,000 in beneficial conversion interest was recorded in the current year. Interest incurred on the debentures in the amount of $194,000 was not in the prior year figures as these debentures have been issued in the current fiscal year. Most of the increase of approximately $199,000 in interest, finance and bank charges arises from the payment of a finder’s fee in relation to the debenture financing secured during the year. Amortization of the technology is higher by about $321,000 in 2005 versus 2004 as a direct result of having a full year of amortization in the current year versus five months recorded in 2004. Similar reasons exist for the increase in depreciation expense of just over $19,000 this year compared to 2004. Additional assets were acquired in the current year to support operations of Flowstar and the assets were depreciated for a full year versus mine months in 2004. Furthermore the Company was able to obtain commercial insurance in 2005 and as result incurred related costs of about $131,000 which did not exist in last year’s figures. The increase of close to $52,000 for research and development in the current year compared to 2004 is an indication of the Company’s ongoing commitment to develop the Flowstar product line.

The above increases were offset by substantial decreases in consulting fees for the current year being approximately $1,686,000 less than those for 2004. In addition, legal and accounting costs decreased by just under $200,000. Last year’s figures for legal and accounting were adversely affected by legal fees incurred to defend the Baum litigation, as well as legal and other professional fees related to the acquisition of Vasjar, Flowstar and Flowray. Additional savings of about $112,000 were achieved in the area of advertising and investor relations. Some of these savings were derived by having the investor relations functions performed internally by an employee versus contracting out these services. The note payable on the books at December 31, 2004 was fully discounted in the prior year resulting in a saving of just over $107,000 on this year’s financial statements.

Other Income and Expenses

The Company had net other expense items of $162,000 for the year ended December 31, 2005 compared to net other expenses of $452,000 in 2004. A large portion of the 2005 expense was attributed to the $233,000 penalty for the late delivery of shares required to meet the provisions of the agreement relating to the acquisition of Vasjar. The 2005 loss was offset by a foreign currency translation gain of about $69,000 incurred in the current year that was largely attributable to the timing of the settlement of the note payable to the related party which was denominated in Canadian dollars. In addition, the investment in Synenco which is denominated in Canadian dollars was positively impacted by the strengthening of the Canadian dollar and thus positively impacted the foreign currency translation gain. Other expense for the year ended December 31, 2004 reflects $452,000 in interest for amounts owing to shareholders and related parties for the year ended December 31, 2004. With the extinguishment of this debt in the current fiscal year no further interest expense has been incurred on this debt in 2005.

Net Loss

The net loss for the year ended December 31, 2005 of $4,553,118 compared to a net loss of $3,976,610 for 2004 is due mostly to the increase in expenses explained above

Liquidity and Capital Resources – 2005 Compared to 2004

From inception, we have been dependent on investment capital and debt financing from our shareholders as our primary source of liquidity. Prior to our acquisition of Flowstar in 2004 we had not generated any revenue or income from our operations. To December 31, 2005, we have generated revenues from operations of $3,552,000 (comprised of $2,324,000 for 2005 and $1,228,000 for 2004). We had an accumulated deficit at December 31, 2005 of $15,502,000,

Our cash position at December 31, 2005 increased to $580,000 from the $50,000 balance we had at December 31, 2004. We used cash in operations of $2,055,000 in 2005 compared to cash used in operations of $1,417,000 during 2004. We also had a net outflow of cash of $238,000 from investing activities in for the year ended December 31, 2005.which consisted of the purchase of plant and equipment of $189,000 (2004 - $7,000), the net investment in a note receivable in the amount of $72,000 (2004 - $nil), which was offset by proceeds on the disposal of assets of $25,000 (2004 - $nil). The 2004 figures also reflect net cash acquired on the acquisition of Flowstar and Flowray in the amount of $138,000 and $98,000 cash used for the purchase of shares in Ellycrack as noted in the "Financing" section above. The net cash used in operating and investing activities was financed by $2,857,000 from financing activities. The cash flow from financing activities is primarily a result of the issuance of stock net of shares issued for services in the amount of $600,000 (2004 – 1,741,000), convertible debentures in the amount of $1,552,000 (2004 - $nil) and cash received on the exercise of warrants for which shares were not yet issued in the amount of

$852,000 (2004 – nil). In 2005 we incurred debt of $95,000 to acquire vehicles and $31,000 relating to unpaid remuneration for our Chief Executive Officer. During the year ended December 31, 2005 we also had to repay debt in the amount of $255,000 and the balance owed to shareholders in the amount of $45,000. In 2004 we made payments of $181,000 on the note payable to AHC Holdings Inc.

At the end of fiscal 2005, we had current assets totaling $2,194,000 compared to $1,198,000 at the end of fiscal 2004. This increase is a direct result of the positive cash flow described above and management’s decision to increase inventory levels to support the increased business activities of Flowstar. Our investment in property and equipment at the end of fiscal 2005 increased to $210,000 compared to $106,000 in 2004, reflecting the expansion of our Flowstar business. The increase in investments to $2,873,000 at December 31, 2005 from the 2004 balance of $918,648 was a direct result of being able to reflect the investment in Synenco at year end market values after Synenco became publicly traded. The reduction in our technology is due to the amortization of this asset over its estimated useful life of approximately eight years.

The Company had $5,458,000 in current liabilities at the end of fiscal 2005 compared to $3,205,000 at the end of fiscal 2004. Part of the increase can be attributed to additional trade payables and financing required to sustain the higher level of activity in the operations of Flowstar and Ellycrack, resulting in an increase of approximately $588,000. To support current operations additional funding of $1,552,000 in the form of short-term convertible debentures was incurred. In addition, the current portion of debt increased by $181,000.

We had long-term liabilities of $510,000 at the end of fiscal 2005 compared to $852,000 at the end of fiscal 2004.

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

ITEM 7. FINANCIAL STATEMENTS

The financial statements required by this Item begin on Page F-1 of this Form 10-KSB, and include:

  the reports of independent registered public accounting firms consolidated balance sheets as of December 31, 2005 and 2004 consolidated statements of operations, cash flows and stockholders' equity for the years ended December 31, 2005 and 2004 notes to the consolidated financial statements.

ITEM 8. CONTROLS AND PROCEDURES

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

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The following table sets forth the names, ages and positions of the current and nominee directors and executive officers of the Company.

Name	Age	Position
Doug Biles	59	Director
		President & CEO, Secretary, Treasurer (May 28, 2004) to present
John Anderson	42	Director
		Past President & Past CEO (March 31, 2003 – May 28, 2004), Secretary
		Treasurer
Alfred Comeau	60	Director
Terry Mereniuk	46	Director and CFO
Steve Cowper	67	Director

Mr. Doug Biles P. Eng.

Doug Biles was appointed director, President and Chief Executive Officer of Wescorp on May 28, 2004.

Mr. Biles has over 30 years experience in the upstream petroleum industry. Previously Mr. Biles held positions of Director, President, CEO and Chairman of companies in both the public and private sector, including international divisions of Kerr McGee. Prior to joining Wescorp Doug was semi-retired overseeing various private investment interests. Mr. Biles holds a BSc. in Biochemistry and a BSc. in Chemical Engineering from the University of Calgary and is a member of APEGGA and the Society of Petroleum Engineers.

Mr. John Anderson

John Anderson was President and CEO of Wescorp from March 31, 2003 until Mr. Biles’ appointment on May 28, 2004. Mr. Anderson has been Secretary/Treasurer since April 24, 2003 and a director of Wescorp since October 4, 2001. His term as a Director of the Company runs until the next meeting of the shareholders unless earlier terminated.

Mr. Anderson has over thirteen years' experience in financial consulting, investor relations, and real estate management positions. Previously Mr. Anderson held the position of Director of Investor Relations of a TSE 300 and Amex listed mining company and was a Director of Hong Kong based Merchant Bank. Prior to that he held a position with an international insurance company managing commercial real estate portfolios in Seattle, Washington as well as Vancouver and Toronto, Canada. He is currently President and CEO of Keygold Corp. (which is engaged in mineral exploration in China, Mongolia, and Kazakhstan). He is also a Director on the Board Eternal Energy Corp. holding oil & gas exploration licenses in Nevada and the North Sea. Mr. Anderson holds a B.A. from the University of Western Ontario.

Mr. Alfred Comeau P. Eng.

Mr. Comeau was appointed as a Director on March 5, 2003. From 1976 to 2002, Mr. Comeau is currently the President and CEO of AHC Holdings Inc. (“AHC”), a private company owned by himself and his spouse. AHC (through its predecessor corporation, “A. Comeau & Associates Ltd.”, was an electrical engineering firm with over 100 employees, specializing in the design and installation of electrical and instrumentation control systems for various processing plants in the petroleum and petrochemical industries. In April, 2002 he sold his interest in the company to a large public entity focused in the petroleum industry. Mr. Comeau received his B.Sc. in Electrical Engineering from the University of Alberta in 1969 and is a member of APEGGA, an association of professional engineers.

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

Mr. Stephen C. Cowper, LLB

Mr. Cowper was appointed as Director on May 3, 2005 and is an attorney with over 15 years of civil legislative experience for the State of Alaska having also served as Governor from 1986 to 1990. During his public tenure he served as Chairman of the House Finance Committee; Chairman of the Alaska Lands Committee; State Lobbyist on Federal Land Use Policy; Board of Trustees Chairman for the $29 Billion Alaska Permanent Fund Corporation; and Chairman of the Interstate Oil and Gas Compact Commission. Following his term in office Mr. Cowper was President and acting Executive Director of the Northern Forum, an international association of 22 northern regional governments from 10 countries working with Russian regional governments to establish a fair division of resource revenues, transportation technology transfers and environmental monitoring. In 1992 he formed Steve Cowper & Associates where he currently serves as Managing Director specializing in political analysis and public sector policy for governments and private companies. Mr. Cowper has a BA in History and an LLB in Law from the University of North Carolina; an honorary doctorate in laws from Kyung Hee University, Seoul, Korea; the President's Public Service Award from the Nature Conservancy; and has served in the US Army and US Army Reserve.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Based on filings reported to the Company or otherwise known directly to Management, we believe the following persons either filed certain Sec. 16(a) Forms late or they were omitted and the material was to be filed in the Form 5 filed for the fiscal year ended 2003. John Anderson, late Form 5, fiscal 2002, 2003, 2004 and 2005; omitted Form 4’s for 1,000,000 share warrant acquired in 2003, Director Compensation Shares in lieu of salary (option) at 25,000 shares per month commencing April 2003 (see Equity Compensation Item 5); Terry Mereniuk, late Form 3, 5 for fiscal 2002: 2003 for shares acquired in open market in 2002 prior to becoming Director: 500,000 share Warrant acquired in conjunction with a financing transaction: omitted Form 4 for Director Compensation Shares (see above); Alf Comeau late Form 3, Form 5 fiscal 2003 for 1,000,000 share Warrant acquired in conjunction with a financing transaction, omitted Form 4 for Director Compensation Shares (see above); Doug Biles, late Form 3 for fiscal 2004; Form 5 for options related to management remuneration in 2005; Steve Cowper, late Forms 3, 5 for director compensation in 2005.

ITEM 10: EXECUTIVE COMPENSATION

The following table sets forth information with respect to the annual and long term compensation for the last three fiscal years for our President and Chief Executive Officer and our other executive officers, including former executive officers and executive officers of our wholly owned and controlled subsidiaries during the fiscal years ended December 31, 2005, 2004, and 2003.

Summary Compensation Table
Annual Compensation	Long Term Compensation

Name and Principal Position	Year	Salary ($)	Other Annual Compensation ($)	Restricted Stock Awards	Securities Underlying Options/SAR	All other Compensation ($)
Doug Biles, President, Chief Executive Officer	2005	US$120,000	-	-	$1,002,300	-
	2004	US$48,000	$NIL	-	-	-
John Anderson, Former Chief Executive Officer (1)	2005	$NIL	$15,000(2)	-	-	-
		(1)	(1)
	2004	$NIL	$60,000	(1)	-	(see Compensation of Directors) (1)
	2003	-	$120,000(1) $45,000(3)	(1)	1,000,000 shares (see Compensation	(see Compensation of Directors)

					of Directors) (1)	(1)
	2002	-	-	-	150,000 shares (see Compensation of Directors) (1)	-
	2001	-	-	-	-	-
	2001	-	$84,780(2)	-	-	-
Terry Mereniuk , CFO (3)	2005	$41,538 Cnd	$15,000(2)	-	-	(see Compensation of Directors)
	2004	-	$60,000(3)	-	-	(see Compensation of Directors)
	2003	-	$45,000(3)	(3)	500,000(3)	(see Compensation of Directors)

(1) Mr. Anderson has served as President and Chief Executive Officer from April 9, 2003 to May 28, 2004. Mr. Anderson, along with Rene Palsenbarg, another Director were awarded 150,000 share purchase warrants expiring December 2006 on February 21, 2002, exercise price $0.25/share for services as a Director; closing market price on date of grant was $0.33/share. His 1,000,000 share Warrant, received June 1, 2003, expiring June 2008, exercise price $.15/share was in exchange for services; closing market prices on May 31, 2003 was $0.24/share; based on that date he received “Other Annual Compensation” thereon of $0.09 x 1,000,000 = $90,000. The $15,000 remuneration in 2005, the $60,000 remuneration in 2004 and the $45,000 remuneration in 2003 was only receivable in the form of common shares at $0.20/share, registered under Form S-8, see Item 4, Equity Compensation for details; closing market price on date of grant (July 1, 2003) was $0.26/share, on effective date (4/1/03) was $0.21/share. Based on date of grant, he received “Other Annual Compensation” of $0.05 x 600,000 = $30,000.

(2) Terry Mereniuk, CFO joined Wescorp in 2003 and served a partial year. He received a “salary” for the period April to December, 2005. For the two years ended March 31, 2005, his and Mr. Anderson’s remuneration (“other annual compensation”) was in their capacity as Directors rather than Officers and was in the form of payment of consulting fees rather than as a salary per se. The closing market price on the date of the grant (July 1, 2003) was $0.26/share; on the effective date (4/1/03) it was $0.21/share. For Mereniuk and Anderson, the $15,000 remuneration in 2005, $60,000 remuneration in 2004 and $40,000 remuneration in 2003 was only receivable in the form of common shares at $0.20/share. Mr. Comeau received $7,500 remuneration in 2005, $30,000 remuneration in 2004 and $22,500 remuneration in 2003, which was also only receivable in the form of common shares at $0.20/share. See Item 4, Equity Compensation for details. His Warrant was for his services in arranging for a loan from a Company owned by Mr. Comeau, who thereafter also became a Director. Mr. Mereniuk’s Warrant for 500,000 shares was granted March 3, 2003, as was Mr. Comeau’s (a Director) for 1,000,000; both were priced at $0.15/share, and the closing market price at the date of grant was $0.21/share, which accounted for “Other Annual Compensation” for Mr. Mereniuk of $0.06 x 500,000 = $30,000, and Mr. Comeau of $0.06 x 1,000,000 = $60,000. Both Warrants expire March 2006, and both were exercised subsequent to the year end.

(4) Officers and Directors as of year-end had 4,826,881 shares of restricted stock issued and/or subject to option Market value as of December 31, 2005 was $2, 097,565.

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

X = Y (A-B)/A

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

(3) On March 6, 2003 we issued 1,000,000 and 500,000 share purchase warrants to AHC Holdings Inc. and Mr. Terry Mereniuk respectively. The warrants are exercisable at a price of $0.15 per share until March 6, 2006. AHC Holdings Inc. is a private company wholly owned by Comeau Industries Ltd., which in turn is controlled by Mr. Alfred Comeau, a Director of our Company. The warrants were issued to AHC as a bonus for providing us with a working capital loan facility of approximately $1.4 million. Mr. Terry Mereniuk is a Director and CFO of our Company and warrants were issued to him for a finder’s fee for the loan from AHC. See Note 2 above for details and market prices when granted.

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

(3) Pursuant to a settlement agreement dated November 13, 2003, Mr. Donald Farnell received Cdn $25,000 (approximately $15,000) in December 2003 and is to receive Cdn$10,000 (approximately $7,500) per month and 3% of the gross proceeds of any equity financing completed by the Company subject to a maximum payment of Cdn$50,000 (approximately $37,500) in respect to each financing. To December 31, 2004, consulting fees paid to Mr. Farnell totaled Cdn$137,500 (approximately $110,000). The total payment in aggregate will not exceed Cdn$200,000 (approximately $160,000). The balance of the amount owing (approximately Cdn$62,500 or $50,000) was paid in 2005.

(5) As part of his two year employment contract with the company (July 2004 though June 2006), for becoming President and CEO of both Flowstar and Wescorp, Doug Biles was entitled to a stock option for two million shares at an exercise price of $0.54 per share expiring November 2009. His monthly salary was to be US $10,000 per month plus US$30,000 per quarter in stock options. The amount of stock options received per quarter is equal to that number of shares calculated by dividing $30,000 by the “Exercise Price”. The “Exercise Price” is the weighted average trading price of the shares traded during the last five trading days of each calendar quarter end (ending March 31, June 30, September 30 and December 31).

We do not regularly compensate our directors for their time spent on behalf of our company, but they are entitled to receive reimbursement for all out of pocket expenses incurred for attendance at our Board of Directors meetings.

Option/SAR Grants Table

Option/SAR Grants in Last Fiscal Year
(a)	(b)	(c)	(d)	(e)	(f)
Name	Number of Securities Underlying Options/SAR Granted (#)	% of Total Options/SAR Granted to Employees in Fiscal Year	Exercise or Base Price ($/Sh)	Market price on date of Grant	Expiration Date
John Anderson CEO	75,000	2.98%	$0.20	$0.26	---------------

Terry Mereniuk CFO	75,000	2.98%	$0.20	$0.26	---------------
Alfred Comeau	37,500	1.49%	$0.20	$0.26	---------------
Doug Biles (through affiliate)	100,000	3.98%	$0.45	$0.45	December 31, 2007
Doug Biles	2,000,000	79.54%	$0.54	$0.54	November 2009
Doug Biles	44,858	1.78%	$0.67	$0.67	September 30, 2008-for Q3 2004 salary
Doug Biles	39,920	1.59%	$0.75	$0.75	December 31, 2008-for Q4 2004 salary
Doug Biles	27,276	1.08%	$1.10	$1.10	March 31, 2009-for Q1 2005 salary
Doug Biles	42,918	1.71%	$0.70	$0.70	June 30, 2009-for Q2 2005 salary
Doug Biles	33,630	1.34%	$0.89	$0.89	September 30, 2009-for Q3 2005 salary
Doug Biles	38,279	1.52%	$0.78	$0.78	December 31, 2009-for Q4 2005 salary
Total	2,514,381	100.0%

Please see Item 4 “Equity Compensation Plans” for more detail on the vesting of these Shares for salary granted to the three Directors. There were options granted to employees during 2005 and are noted above. There were various grants to consultants and independent contractors as specified in Item 4, Item 10 and Item 12.

Aggregated Option/SAR Exercises in Last Fiscal Year and FY-End Option/SAR Value Table

Aggregate Option/SAR Exercises in Last Fiscal Year and FY-End Option/SAR Values
(a)	(b)	(c)	(d)	(e)
Name	Shares Acquired on Exercise (#)	Value Realized ($)	Number of Securities Underlying Unexercised Options/SARs at FY- End (#) Exercisable/Unexercisable	Value of Unexercised In-the- Money Options/SARs at FY-End ($) Exercisable/Unexercisable
John Anderson Former CEO	-------------	-------------	75,000/0	$43,500/$0
Alfred Comeau and related company (Director)	-------------	------------	37,500/0	$21,750/$0
Terry Mereniuk CFO	--------	--------	75,000/0	$43,500/$0
Doug Biles and related company (President, CEO & director)	-------------	-------------	2,326,881/0	$522,565/$0

Closing share price in determining the net value was $0.78/share. AHC, an affiliate of Mr. Comeau, at year end had 1,000,000 shares subject to a Warrant (see above) with a net value of $630,000, and Mr. Comeau had 300,000 (2004 – 262,500 shares)

due for Directors fees with net value of $234,000 (2004 - $237,000). Mr. Biles at year end had 2,000,000 shares subject to one Option, plus six separate options totaling 226,881 shares with a net value of $489,565. A company affiliated with Mr. Biles had 100,000 shares subject to an Option with a net value of $33,000 (see above).

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

Employment Agreements

We have one written employment agreement with Mr. Doug Biles and one with Mr. Terry Mereniuk. However, shares being received in lieu of salary by the Directors have a different vesting schedule depending upon whether a Director voluntarily resigns (in which case their receipt of salary and shares ceases immediately), or is terminated (in which case their receipt of salary continues for the entire two year term). Also see Item 4 “Equity Compensation”.

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information, as of March 31, 2006 with respect to any person (including any “group”, as that term is used in Section 13(d)(3) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) who is known to the Company to be the beneficial owner of more than five % of any class of the Company’s voting securities, and as to those shares of the Company’s equity securities beneficially owned by each its director, the executive officers of the company and all of its directors and executive officers of the Company and all of its directors and executive officers as a group. Unless otherwise specified in the table below, such information, other than information with respect to the directors and officers of the Company, is based on a review of statements filed, with the Securities and Exchange commission (the “Commission”) pursuant to Sections 13 (d), 13 (f), and 13 (g) of the Exchange Act with respect to the Company’s Common Stock. As of March 31, 2006, there were 40,513,340 (March 31, 2005 – 36,146,186) shares of Common Stock outstanding.

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

The table also shows the number of shares beneficially owned as of March 31, 2006 by each of the individual directors and executive officers and by all directors and executive officers as a group.

Beneficial Ownership Table
(Management)
Title of Class	Name and address	Principal Position	Number of shares beneficially owned	% of Class (6)
Common Stock	Doug Biles	President & CEO,	2,370,359	5.22%

	8711 50 Avenue Edmonton, Alberta Canada T6E 5H4	Director
Common Stock and Warrants	John Anderson (2) (3) 1300 – 885 West Georgia Street, Vancouver, British Columbia, Canada V6C 1L2	Director, Past President & Past CEO, Secretary and Treasurer	1,942,450	4.28%
Common Stock and Warrants	Terry Mereniuk (3) (4) 8711 50 Avenue Edmonton, Alberta Canada T6E 5H4	Director, CFO	1,122,000	2.47%
Common Stock and Warrants	Alfred Comeau (3) (5) 8711 50 Avenue Edmonton, Alberta Canada T6E 5H4	Director	1,300,000	2.86%
Common Stock and Warrants	Steve Cowper 108 Lake Hills Drive S Austin, TX 78733-3118]	Director	50,000	0.11%
		Officers and Directors as a Group	6,784,809	14.95%

(1)

Pursuant to a consulting agreement effective April 1, 2003, the Company has agreed to issue Mr. Anderson 25,000 common shares at a deemed price of $0.20 per share ($5,000 per month) for services as a consultant. The above noted total includes these shares beneficially owned as of the date hereof. The shares were issued in the year but not yet delivered to the recipient. The amount also includes warrants exercisable under terms disclosed in Item 10 “Compensation of Directors”.

(2)	The address for all of our Directors and Officers is 8711 – 50 Avenue, Edmonton Alberta Canada T6E 5H4.

(3)

Pursuant to a consulting agreement effective April 1, 2003, the Company has agreed to issue Mr. Mereniuk 25,000 common shares at a deemed price of $0.20 per share ($5,000 per month) for services as a consultant. The above noted total includes these shares beneficially owned as of the date hereof. The shares were issued in the year but not yet delivered to the recipient. Includes the exercise of warrants to purchase 500,000 shares of common stock at a price of $0.15 at any time prior to March 6, 2006 (this warrant was exercised subsequent to the year end).

(5)

Pursuant to a consulting agreement effective April 1, 2003, the Company has agreed to issue Mr. Comeau 12,500 common shares at a deemed price of $0.20 per share ($2,500 per month) for services as a consultant. The above noted total includes these shares beneficially owned as of the date hereof. The shares were issued in the year but not yet delivered to the recipient. Includes the exercise of warrants to purchase 1,000,000 shares of common stock at a price of $0.15 at any time prior to March 6, 2006 (this warrant was exercised subsequent to the year end).

Equity Compensation Plan Information

Plan Category	Number of securities to be issued on exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance
Equity compensation	None	None	None

plans approved by security holders
Equity compensation plans not approved by security holders	4,826,881 (1) (3)	$0.348 per share	N/A
Total	4,826,881 (1) (3)	$0.348 per share	N/A

Notes: The above includes:

(1)

Three directors received shares in lieu of compensation payments valued @ $0.20/share amounting to 62,500 shares per month for a two year period commencing April 2003; shares to be registered; the shares were issued in the year but not yet delivered to the recipients, the full amount or 1,500,000 shares have been earned to date. See the Company Form 10- Q for the period ending September 30, 2003 for more detailed information;

(2)	Management intends to implement an employee stock incentive plan in 2006. The exact details have not yet been determined.

(3)

(a) As part of his two year employment contract with the company (July 2004 though June 2006), for becoming President and CEO of both Flowstar and Wescorp, Doug Biles was entitled to a stock option for 2,000,000 shares at an exercise price of $0.54 per share expiring November 2009. (b) A company affiliated with Mr. Biles received 100,000 options for consulting work in the year. (c) His monthly salary was to be US $10,000 per month plus US$30,000 per quarter in stock options. The amount of stock options received per quarter is equal to that number of shares calculated by dividing $30,000 by the “Exercise Price”. The “Exercise Price” is the weighted average trading price of the shares traded during the last five trading days of each calendar quarter end (ending March 31, June 30, September 30 and December 31).

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

ITEM 12. INTEREST OF MANAGEMENT AND OTHERS IN CERTAIN TRANSACTIONS

On January 28, 2003, we entered into an agreement with AHC Holdings Inc., under which AHC would lend our Company up to $2.0 million Canadian dollars or the approximate equivalent of $1,273,000 US dollars. AHC is a private company beneficially owned and controlled by Mr. Alfred Comeau, a Director of our Company. The loan has been structured as a borrowing facility, is unsecured and all advances bear interest at 15% per annum, compounded semi-annually. All advances, regardless of the date advanced, were originally due on December 31, 2005. This was converted to equity at the beginning of the 2005 year (see below). As a bonus for providing the loan, AHC also received a warrant to purchase 1,000,000 common shares of our stock at a price of $0.15 per share. The warrant is exercisable at any time prior to March 6, 2006 (this warrant was exercised subsequent to the year end).

On March 15, 2005, Wescorp entered into a subscription agreement with AHC pursuant to which Wescorp agreed to sell and AHC agreed to purchase 2,212,277 Units at a price of US$0.87 per Unit. Each Unit is comprised of one common share of the Corporation (the "Common Share") and one common share purchase warrant (the "Warrant") each of which may be exercised at any time up to June 30, 2007. The original exercise date of the warrants was December 31, 2006, but the date was extended prior to the expiration as follows:

(a) if exercised on or before June 30, 2006 the holder of each Warrant shall be entitled to purchase one (1) common share for each Warrant held for $US1.00 per common share; and

(b) thereafter until June 30, 2007 the holder of each Warrant shall be entitled to purchase one (1) common share for each Unit held for US$2.00 per common share.

On March 6, 2003 we issued a warrant to purchase 500,000 common shares of our stock to Mr. Terry Mereniuk, the CFO and a Director of our Company. The warrant was exercisable at a price of $0.15 per share at any time prior to March 6, 2006. This warrant was exercised in 2006 prior to its expiration.

Mr. Farnell a Director, and President, and CEO of Wescorp from March 26, 2002 to March 31, 2003, was paid $8,478 for April 2002 through July 2002, and $nil thereafter. He was paid through Communication Management Group Ltd. (“CMGL”), a company owned by his wife. Mr. Farnell also served as President and CEO for Sentry from September 12, 2000 until October 3, 2001 under a monthly contract of $12,000 Canadian dollars per month (approximately $7,600 US dollars) with CMGL. As at October 31, 2002, CMGL was owed approximately $211,000 for these services to Sentry, which was forgiven by CMGL as of this date. On November 13, 2003 we signed an agreement to settle that indebtedness to Mr. Farnell. Pursuant to the agreement, Mr. Farnell received Cdn$25,000 ($15,000) in December 2003 and Cdn$112,500 in 2004 and is to receive Cdn$10,000 ($7,500) per month and 3% of the gross proceeds of any equity financing completed by the Company after the date of the agreement subject to a maximum payment of $37,500 in respect to each financing. The total payment in aggregate will not exceed Cdn$200,000 ($150,000). The balance of the amount owing (approximately Cdn$62,500 or $50,000) was paid in 2005.

In April, 2003 we entered in an arrangement with our Directors whereby in lieu of cash payments for fees they would receive shares at a fixed price of $0.20 per share. Two Directors were to be paid 25,000 shares and one Director 12,500 shares each per month for 24 months from April 2003 through March 2005, all registered under Form S-8. The registration has not yet been affected although all of the shares have been printed and will be delivered to the recipients in 2006. As of this date, all 24 months of shares have been so accrued for each Director.

On June 1, 2003 we issued 1,000,000 share purchase warrants to Mr. John Anderson, our then President, CEO and Director. The warrants are exercisable at a price of $0.15 per share until June 1, 2008. The warrants were issued to Mr. Anderson in consideration of services rendered.

ITEM 13. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a) Pursuant to Rule 601 of Regulation SB, the following exhibits are included herein or incorporated by reference.

Exhibit
Number	Description

10.1*	Subscription Agreement dated March 15, 2005 by and between AHC Holdings Inc. and Wescorp.

10.2*	Common Stock Purchase Warrant issued to AHC Holdings Inc. pursuant to entering into a Subscription Agreement dated March 15, 2005

10.1*	Certificate for 14% Secured Convertible Debenture issued to accredited investors pursuant to entering into a Subscription Agreement dated April 28, 2005

10.2*	Subscription Agreement dated April 28, 2005 between accredited investors and Wescorp

10.3*	Common Stock Purchase Warrant to be issued to accredited investors converting 14% Secured Convertible Debentures into equity pursuant to entering into a Subscription Agreement dated April 28, 2005

2.1.1*	Loan Agreement dated January 28, 2003 between the Company and AHC Holdings Ltd. Addendum to the Loan Agreement dated February 6, 2003 providing AHC a warrant to purchase 1,000,000 shares of the Company's common stock at $0.15 per share as a bonus for providing the Loan. (Incorporated by reference to Form 8-K filed April 28, 2003).

2.1.13*	Share Purchase Agreement dated as of January 14, 2004 between the Company and the Trustee of the Epitihia Trust. (Incorporated by reference to Form 8-K/A filed on May 12, 2004).

2.1.14*	Share Purchase Agreement dated as of January 14, 2004 between the Company and the Trustee of the Abuelo Trust. (Incorporated by reference to Form 8-K/A filed on May 12, 2004).

2.1.15*	Amending Agreement dated as of June 16, 2004 between the Company and the Trustee of the Epitihia Trust.

2.1.16*	Amending Agreement dated as of June 16, 2004 between the Company and the Trustee of the Abuelo Trust.

2.1.17*	Hypothecation Agreement dated as of July 6, 2004 between the Company, the Trustee of the Epitihia Trust and Yearwood & Boyce.

2.1.18*	Hypothecation Agreement dated as of July 6, 2004 between the Company, the Trustee of the Abuelo Trust and Yearwood & Boyce.

2.1.19*	Employment Agreement of Douglas Biles (Incorporated by reference to Form 10QSB filed on November 14, 2005).

2.1.20*	Employment Agreement of Terry Mereniuk (Incorporated by reference to Form 10QSB filed on November 14, 2005).

2.3.8*	Memorandum Amending Agreement dated January 14, 2004 the Company, Flowray and Flowstar. (Incorporated by reference to Form 8-K/A filed on May 12, 2004).

2.3.9*	Intellectual Property Purchase Agreement dated and effective August 30, 2003 between Flowray and Quadra Products International Inc. (Incorporated by reference to Form 8-K/A filed on May 12, 2004).

2.3.10*	Share Purchase and Subscription Agreement dated June 9, 2003 among the Company, 1049265 Alberta Ltd., Flowray, Flowstar, New Millennium Acquisitions Ltd. ("New Millennium") and Gregory Burghardt. (Incorporated by reference to Form 8-K/A filed on May 12, 2004).

2.3.11*	Share Purchase and Subscription Amending Agreement dated January 14, 2004 among the Company, 1049265 Alberta Ltd., Flowray, Flowstar, New Millennium and Gregory Burghardt. (Incorporated by reference to Form 8- K/A filed on May 12, 2004).

2.3.12*	Share Purchase Agreement dated as of January 14, 2004 between the Company and Epitihia Trust. (Incorporated by reference to Form 8-K/A filed on May 12, 2004).

2.3.13*	Share Purchase Agreement dated as of January 14, 2004 between the Company and Abuelo Trust. (Incorporated by reference to Form 8-K/A filed on May 12, 2004).

2.3.14*	Letter of Intent dated February 10, 2004 between the Company and Ellycrack AS regarding options to acquire three licenses in Canada, the United States and Mexico (Incorporated by reference to Form 8-K filed on April 8, 2004).

2.3.15*	Share Purchase Option Agreement dated February 10, 2004 between the Company and Olav Ellingsen regarding an option to purchase outstanding shares of Ellycrack AS (Incorporated by reference to Form 8-K filed on April 8, 2004).

3.1.5*	Restated Articles of Incorporation of Wescorp Energy Inc filed February 17, 2004.

16.1*	Letter from Williams & Webster, P.S.

21.1*	Schedule of Subsidiaries of Wescorp Energy Inc.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Previously filed

(a) Reports on Form 8-K

March 15, 2005 reporting the completion of a private placement of units with AHC Holdings Inc. for aggregated consideration of $1,924,681.18.

April 28, 2005 reporting the completion of a private placement of 14% Secured Convertible Debenture units with accredited investors for aggregate consideration of $1,662,050

February 9, 2006, the Company dismissed Williams & Webster, P.S. ("Williams") as its independent registered public accounting firm.and engaged Dale Matheson Carr-Hilton LaBonte Chartered Accountants (“Dale Matheson”) to serve as the company's independent registered public accountants for the fiscal year ending December 31, 2005.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

On February 9, 2006, the Company dismissed Williams & Webster, P.S. ("Williams") as its independent registered public accounting firm. Williams had audited the registrant's financial statements for the fiscal years ended December 31, 2004 and 2003. On February 9, 2006, Management engaged Dale Matheson Carr-Hilton LaBonte Chartered Accountants (“Dale Matheson”) to serve as the company's independent registered public accountants for the fiscal year ending December 31, 2005. The audit committee of the registrant's board of directors approved both actions. During the two most recent fiscal years and the subsequent interim period through February 9, 2006, there were no disagreements with Williams on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure which, if not resolved to the satisfaction of Williams, would have caused it to make reference to the subject matter of the disagreement in connection with its report. The registrant has requested Williams to furnish it a letter addressed to the Commission stating whether it agrees with the above statements. A copy of that letter, dated February 14, 2006, is filed as Exhibit 16.1 to the Form 8-K. There were no other "reportable events" as that term is described in Item 304(a)(1)(iv) of Regulation S-B occurring within Wescorp's two most recent fiscal years and the subsequent interim period ending February 9, 2006. During Wescorp's two most recent fiscal years and through February 9, 2006, the date prior to the engagement of Dale Matheson, neither the registrant nor anyone on its behalf consulted Dale Matheson regarding the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the registrant's consolidated financial statements.

The aggregate fees billed by such firm for each of the last two fiscal years for professional services rendered by the Company's principal accountants for the years indicated have been:

		AUDIT-RELATED
	AUDIT FEES	FEES	TAX FEES	ALL OTHER FEES
2003	$20,000 (estimated)	$10,000 (estimated)	$4,410	-
2004	$32,086	$31,659	$1,455
2005	$50,000 (estimated)	$25,000 (estimated)	$ -

The only services performed by our auditors have been for audit and related services and review of filings where such review is required. We intend to utilize our current auditors for certain tax-related services in 2006.

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

Date: 13 April 2005

In accordance with the Exchange Act this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Terry Mereniuk
Terry Mereniuk, Chief Financial Officer and Director

Date: 13 April 2005

By: /s/ John Anderson
John Anderson, Secretary / Treasurer and Director

Date: 13 April 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of Wescorp Energy, Inc.:

We have audited the accompanying consolidated balance sheet of Wescorp Energy, Inc. as of December 31, 2005 and the consolidated statements of operations, stockholders’ equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position of Wescorp Energy, Inc. as of December 31, 2005 and the results of its operations and its cash flows and the changes in stockholders’ equity for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2, the Company’s continuance as a going concern is dependent upon its ability to raise external financing and generate sufficient revenues and profitability from operations in the future. Management’s plans in this regard are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Dale Matheson Carr-Hilton LaBonte

Vancouver, Canada
March 29, 2006

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

Williams & Webster, P.S.
Certified Public Accountants
Spokane, Washington
April 14, 2005, except for Note 11 which is dated March 23, 2006.

WESCORP ENERGY INC.
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2005	2004
ASSETS
CURRENT ASSETS
Cash	$580,430	$48,428
Cash trust accounts	-	1,970
Accounts receivable, net of allowance for doubtful
accounts of $20,429 and $nil, respectively	511,610	622,657
Inventories (Note 3)	1,003,105	510,193
Prepaid expenses	26,446	14,706
Note receivable (Note 4)	71,989	-
TOTAL CURRENT ASSETS	2,193,580	1,197,954

PROPERTY AND EQUIPMENT, net (Note 5)	209,764	105,838

OTHER ASSETS
Investments (Note 6)	2,872,771	918,648
Technology, net (Note 7)	3,211,262	3,725,064
Deposits	18,318	39,273
TOTAL OTHER ASSETS	6,102,351	4,682,985

TOTAL ASSETS	$8,505,695	$5,986,777

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$1,502,973	$914,628
Current portion of notes payable (Note 8)	447,038	265,786
Due to related parties	30,862	-
Related party note payable (Note 16)	1,924,681	1,979,593
Due to shareholders	-	44,836
Convertible debentures (Note 11)	1,552,319	-
TOTAL CURRENT LIABILITIES	5,457,873	3,204,843

NOTES PAYABLE, net of current portion (Note 8)	510,400	851,572

COMMITMENTS AND CONTINGENCIES (Note 15)

STOCKHOLDERS' EQUITY
Preferred stock, 50,000,000 shares authorized, $0.0001
par value; no shares issued (Note 9)
Common stock, 250,000,000 shares authorized, $0.0001
par value; 38,304,686 and 35,017,615 shares
issued and outstanding, respectively (Note 9)	3,830	3,501
Additional paid-in capital	15,450,433	13,081,137
Subscription receivable	(37,272)	-
Funds received for exercise of warrants	852,392	-
Accumulated other comprehensive income (loss)	1,596,792	(378,641)
Accumulated deficit	(15,328,753)	(10,775,635)
TOTAL STOCKHOLDERS' EQUITY	2,537,422	1,930,362

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY	$8,505,695	$5,986,777

The accompanying notes are an integral part of these financials statements.

WESCORP ENERGY INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2005	2004

REVENUES	$2,323,589	$1,228,531

COST OF SALES	1,249,131	742,327

GROSS PROFIT	1,074,458	486,204

EXPENSES
Stock-based compensation (Note 16)	1,002,300	-
Wages and benefits	961,757	300,525
Consulting	635,877	2,322,037
Amortization of technology	513,802	192,833
Engineering expenses for pilot plant	399,967	54,809
Legal and accounting	346,168	545,952
Office	293,878	20,202
Beneficial conversion interest (Note 11)	207,000	-
Interest, finance and bank charges	204,729	5,405
Travel	198,540	99,977
Interest on debentures	194,459	-
Advertising and investor relations	192,185	304,129
Insurance	130,650	-
Research and development	66,882	14,913
Depreciation	61,507	42,238
Directors' fees	55,998	-
Amortization of loan discount	-	107,428
TOTAL OPERATING EXPENSES	5,465,699	4,010,448

LOSS FROM OPERATIONS	(4,391,241)	(3,524,244)

OTHER INCOME (EXPENSES)
Loss on disposition of assets	(381)	-
Penalty for late delivery of shares (Note 9)	(233,280)	-
Foreign currency translation gain	68,575	-
Interest and other income	3,209	-
Interest to shareholders and related parties	-	(452,366)
TOTAL OTHER EXPENSES	(161,877)	(452,366)

NET LOSS	$(4,553,118)	$(3,976,610)

BASIC AND DILUTED NET LOSS PER SHARE	$(0.12)	$(0.12)

WEIGHTED AVERAGE NUMBER COMMON SHARES
OUTSTANDING - BASIC AND DILUTED	36,606,310	32,601,255

The accompanying notes are an integral part of these financial statements.

WESCORP ENERGY INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

					Funds		Accumulated
	Common Stock				Received		Other	Total
	Number		Additional	Subscription	for Exercise	Accumulated	Comprehensive	Stockholders'
	of Shares	Amount	Paid-in Capital	Receivable	of Warrants	Deficit	Income (Loss)	Equity

Balance, December 31, 2003	25,926,615	$2,592	$7,083,347	$-	$-	$(6,799,025)	$14	$286,928
Common stock issued for acquisition of Vasjar at $0.83 per share	2,400,000	240	1,991,760	-	-	-	-	1,992,000
Common stock issued as financing fees	380,000	38	484,162	-	-	-	-	484,200
Common stock and warrants issued for cash	3,231,000	323	1,615,176	-	-	-	-	1,615,499
Common stock issued for services	1,580,000	158	1,361,842	-	-	-	-	1,362,000
Common stock shares committed for Synenco Energy shares	600,000	60	179,940	-	-	-	-	180,000
Common stock shares issued for Ellycrack shares	400,000	40	239,960	-	-	-	-	240,000
Warrants exercised at $0.25 per share	500,000	50	124,950	-	-	-	-	125,000
Foreign currency translation loss	-	-	-	-	-	-	(378,655)	(378,655)
Net loss	-	-	-	-	-	(3,976,610)	-	(3,976,610)
Balance, December 31, 2004	35,017,615	3,501	13,081,137	-	-	(10,775,635)	(378,641)	1,930,362
Warrants exercised at $0.35 per share	428,571	43	149,957	-	-	-	-	150,000
Warrants exercised at $0.25 per share	700,000	70	174,930	(29,772)	-	-	-	145,228
Warrants exercised at $0.50 per share	226,000	23	112,977	-	-	-	-	113,000
Warrants exercised at $1.00 per share	225,000	22	224,978	(7,500)	-	-	-	217,500
Common stock issued for legal fees at $1.04 per share	100,000	10	103,990	-	-	-	-	104,000
Common stock issued for investor relations fees at $0.91 per share	32,500	3	29,572	-	-	-	-	29,575
Common stock issued for consulting fees at $0.85 per share	25,000	3	21,247	-	-	-	-	21,250
Common stock issued for director's fees at $0.85 per share	50,000	5	42,495	-	-	-	-	42,500
Common stock issued to settle related party debt at $0.20 per share	1,500,000	150	299,850	-	-	-	-	300,000
Foreign currency translation gain	-	-	-	-	-	-	101,642	101,642
Unrealized gain on available-for-sale securities	-	-	-	-	-	-	1,873,791	1,873,791
Beneficial conversion interest	-	-	207,000	-	-	-	-	207,000
Stock-based compensation			1,002,300	-	-	-	-	1,002,300
Proceeds received from exercise of warrants	-	-	-	-	852,392	-	-	852,392
Net loss	-	-	-	-	-	(4,553,118)	-	(4,553,118)
Balance, December 31, 2005	38,304,686	$3,830	$15,450,433	$(37,272)	$852,392	$(15,328,753)	$1,596,792	$2,537,422

The accompanying notes are an integral part of these financials statements.

WESCORP ENERGY INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,553,118)	$(3,976,610)
Adjustments to reconcile net loss
to net cash used in operating activities:
Depreciation	61,507	42,238
Loss on disposition of assets	381	-
Amortization of technology	513,802	192,833
Common stock issued for services	197,325	1,362,000
Stock-based compensation	1,002,300	-
Beneficial conversion interest	207,000	-
Common stock or warrants issued for financing fees	-	484,200
Amortization on discount of note payable	-	107,428
Changes in operating assets and liabilities:
Accounts receivable	111,047	(316,671)
Inventories	(492,912)	(219,277)
Prepaid expenses	(11,740)	(38,562)
Deposits	20,955	(39,273)
Accrued interest	-	452,366
Accounts payable and accrued liabilities	888,345	532,060
Net cash used in operating activities	(2,055,108)	(1,417,268)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(188,666)	(6,686)
Proceeds on disposition of assets	22,852	-
Cash provided by acquisition	-	138,291
Net cash invested in note receivable	(71,989)	-
Increase in investments	-	(98,185)
Net cash used in investing activities	(237,803)	33,420
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on notes payable	(254,744)	-
Proceeds from notes payable	94,824	-
Payments on related party note payable	-	(180,909)
Repayment on amounts due to shareholders	(44,836)	-
Increase in amounts due to related parties	30,862	-
Proceeds from convertible debentures	1,552,319	-
Proceeds received from exercise of warrants prior to issuing shares	852,392	-
Proceeds from issuance of common stock	625,728	1,740,500
Net cash provided by financing activities	2,856,545	1,559,591
Effect of exchange rates	(33,602)	(239,231)
Net increase in cash	530,032	(63,488)
Cash, beginning of year	50,398	113,886
Cash, end of year	$580,430	$50,398
SUPPLEMENTAL CASH FLOW DISCLOSURES:
Cash paid for:
Interest	$-	$-
Income taxes	$-	$-

The accompanying notes are an integral part of these financial statements.

WESCORP ENERGY INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

	Years Ended December 31,
	2005	2004

NON-CASH INVESTING AND FINANCING ACTIVITIES:

Common stock issued to settle related party debt	$300,000	$-
Common stock issued for services	$197,325	$1,362,000
Notes payable from equipment financing	$94,824	$78,734
Share subscription receivable	$37,272	$-
Stock issued on acquisition of subsidiary	$-	$1,992,000
Common stock or warrants issued for financing fees	$-	$484,200
Common stock issued for investments	$-	$420,000

The accompanying notes are an integral part of these financial statements.

WESCORP ENERGY INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

Wescorp Energy Inc. (“Wescorp” or the “Company”) was incorporated in Delaware on August 11, 1998. The Company acquires, develops, and commercializes technologies that are designed to improve the management, environmental and economic performance of field operations for energy producers. The Company’s business model is to acquire, fund and develop new systems and technologies in this field through investments in companies or products where early stage product development has been completed.

During the year ended December 31, 2004, the Company completed the purchase of two companies, Flowstar Technologies Inc. and Flowray Inc. (collectively called “Flowstar”) involved in the development of products for the petroleum industry. The original purchase agreement of the two companies was amended in 2004 to increase the interest to be acquired by Wescorp from 51% to 100% (See Note 10). The target companies were in the start-up phase of operations in 2003. In 2004, Flowstar completed the development and testing of its products and reported sales. In August 2004, the Company acquired 100% of the outstanding shares of Vasjar Trading Ltd. (“Vasjar”) in order to obtain the rights to the Digital Chart Recording (“DCR”) technology.

The DCR system consists of a turbine based flow measurement signal generating device, temperature and pressure probes and a flow computer, which performs all of the corrected flow calculations. The primary source of revenue for the Company is from the sale of DCR systems, related accessories and service of the systems.

The Company’s year end is December 31. The Company is headquartered in Edmonton, Alberta, Canada.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The process of preparing financial statements in conformity with accounting principles generally accepted in the United States of America requires the use of estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results may differ from estimated amounts. Significant areas requiring management’s estimates and assumptions are determining the useful lives of property, equipment and intangible assets, and the fair value of stock-based compensation.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, after elimination of the inter-company accounts and transactions. Wholly-owned subsidiaries of the Company are listed in Note 10.

Reclassifications

Certain amounts from prior periods have been reclassified to conform to the current period presentation.

Going Concern

These consolidated financial statements have been prepared under the assumption that the Company will continue on a going concern basis and that it will be able to realize assets and discharge liabilities in the normal course of business. As shown in the accompanying financial statements, the Company has incurred an accumulated deficit of approximately $15,329,000 through December 31, 2005. The Company has changed its focus to acquire, develop, and commercialize technologies that are designed to improve the management, environmental and economic performance of field operations in the oil and gas industries which will, if successful, mitigate these factors which raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue as a going concern. The Company raised $1,552,319 on a convertible debenture in 2005. These debentures were originally due on December 31, 2005, however, debentures in the amount of $1,475,319 have been extended to June 30, 2006 under similar terms and conditions.

The Company’s continuance as a going concern is dependent upon its ability to raise financing and generate revenue in the future. Management believes the Company will attain these goals by seeking additional capital from new equity securities offerings that will provide funds needed to increase liquidity, fund internal growth and fully implement its business plan.

Going Concern (continued)

Through the next fiscal year, management estimates that significant additional funding is necessary to continue operations, expand Canadian markets and develop markets in the United States for the Flowstar technology, and develop a pilot plant for the Ellycrack technology. This does not include the cost of acquiring any new businesses. The timing and amount of capital requirements will depend on a number of factors, including demand for products and services and the availability of opportunities for international expansion through affiliations and other business relationships.

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. Cash trust accounts are funds received from stock sales and administered by the Company’s corporate counsel. These funds are not restricted.

Concentration of Cash and Credit Risk

The Company maintains its cash in a commercial account at a major Canadian financial institution. At times, amounts maintained exceed Federal deposit insurance protection thresholds.

Financial instruments, which potentially subject the Company to concentration of credit risk, consist primarily of trade receivables. The Company carries its accounts receivable at net realizable value. On a periodic basis, the Company evaluates its accounts receivable and considers the need for an allowance for doubtful accounts, based on past and expected collections, and current credit conditions. Such losses have not been significant and have been within management’s expectations. The Company's policy is to accrue interest on trade receivables at the discretion of management.

Inventories

Inventories consist of raw materials and finished goods which are stated at the lower of cost, determined on a weighted average basis, or market. The cost of finished goods includes raw materials and other direct manufacturing costs.

Property and Equipment

Property and equipment are stated at cost. Depreciation is provided using the straight-line method over two to six years. Leasehold improvements are amortized using the straight-line method over the estimated useful life of the asset or the term of the lease, whichever is shorter. Maintenance and repairs are expensed as incurred. Replacements and betterments are capitalized.

The Company evaluates the recoverability of property and equipment when changes in events and circumstances indicate that such assets might be impaired. The Company determines impairment by comparing the undiscounted future cash flows estimated to be generated by these assets to their respective carrying amounts. Management has determined that no permanent impairment has occurred as of December 31, 2005.

Investments

The Company’s investments consist of both publicly traded and privately held equity securities.

For publicly traded investments the Company follows Statement of Financial Accounting Standards (“SFAS”) No. 115 “Accounting for Certain Investments in Debt and Equity Securities”. Under this method the Company’s investment in publicly traded securities are classified as available-for-sale securities and are reported at fair value as at the balance sheet date. Unrealized gains on these investments are reported as comprehensive income, a separate component of stockholders’ equity and are charged to net income when realized.

Investments in securities which are not publicly traded and for which the Company does not have the ability to exercise significant influence in the underlying company, are accounted for under the cost method of accounting. Dividends and other distributions of earnings, if any, are included in income when declared. The Company periodically evaluates the carrying value of its investments, which are recorded at the lower of cost or estimated net realizable value.

Intangible Assets

The Company accounts for its intangible assets in accordance with SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 142 prohibits the amortization of goodwill and other intangible assets with indefinite lives and requires periodic reassessment of the underlying value of such assets for impairment. Under SFAS No. 142, intangible assets with a finite life are amortized over their useful life. The Company’s intangible asset consists of DCR technology which is being amortized over its useful life of approximately eight years.

Revenue and Cost Recognition

The Company recognizes revenue when the customer has accepted delivery of the product, has agreed it meets their requirements and, when no significant contractual obligations for completion remain. Revenue is reported net of a provision for estimated product returns. The Company follows EITF Issue 00-10, “Accounting for Shipping and Handling Fees and Costs” (“Issue 00-10”). Issue 00-10 requires that all amounts billed to customers related to shipping and handling should be classified as revenues. The Company sells its products directly, using in-house sales employees. Cost of goods is primarily made up of direct product costs, shipping, and handling.

Product Warranties

The Company sells the majority of its products with one-year unconditional repair or replacement warranties. Warranty expense is included in cost of sales.

Advertising Expenses

Advertising expenses consist primarily of costs incurred in the design, development, and printing of Company literature and marketing materials. The Company expenses all advertising expenditures as incurred. The Company's advertising expenses were $192,185 and $304,129 for years ended December 31, 2005 and 2004, respectively.

Income Taxes

Income taxes are provided based upon the liability method of accounting in accordance with SFAS No. 109, “Accounting for Income Taxes”. Under this approach, deferred income taxes are recorded to reflect the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each year-end. A valuation allowance is recorded against deferred tax assets if management does not believe the Company has met the “more likely than not” standard imposed by SFAS No. 109 to allow recognition of such an asset.

Earnings Per Share

Basic earnings per share is computed in accordance with SFAS No. 128, “Earnings Per Share”. Under this method basic earnings per share is computed by dividing net income available to common shareholders by the weighted average common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity similar to fully diluted earnings per share. Although there were common stock options and warrants outstanding at December 31, 2005, they were not included in the calculation of earnings per share because they would have been considered anti-dilutive.

Stock-Based Compensation

In December 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure”. SFAS No. 148 amends SFAS No. 123, “Accounting for Stock-Based Compensation”, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, the statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosure in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The provisions of the statement are effective for financial statements for fiscal years ending after December 15, 2002. As the Company now accounts for stock-based compensation using the fair value based method, SFAS No.148 has had no impact on the Company’s financial condition or results of operations.

In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment”. SFAS No. 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. SFAS No. 123R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123R requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. Public entities that file as small business issuers will be required to apply SFAS No. 123R in the first interim or annual reporting period that begins after December 15, 2005. As the Company now accounts for stock-based compensation using the fair value based method, the adoption of this standard has had no impact on our reported financial position or results of operations.

Fair Value of Financial Instruments

The Company's financial instruments as defined by SFAS No. 107, "Disclosures about Fair Value of Financial Instruments”, include cash, investments, accounts and note receivable, accounts payable, accrued expenses and notes payable. All instruments are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates their fair values.

Foreign Currency Translation

The Company’s reporting currency is the United States dollar. The Company’s functional currency for its subsidiary Flowstar

Technologies Inc. is the Canadian dollar. The Company has adopted SFAS No. 52, “Foreign Currency Translation”. Under this method, monetary assets and liabilities denominated in foreign currencies are translated into United States dollars at rates of exchange in effect at the balance sheet date. Gains or losses are included in income for the year. Non-monetary assets, and liabilities, denominated in foreign currencies are translated at rates of exchange in effect at the date of the transaction. Items recorded in revenue and expenses arising from transactions are translated at an average exchange rate for the year.

Recently Issued Accounting Pronouncements

In December 2004, FASB issued a revision to SFAS No. 123R, “Accounting for Stock-Based Compensation.” This statement supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and its related implementation guidance. This statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. This statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. This statement does not change the accounting guidance for share based payment transactions with parties other than employees provided in SFAS No. 123. This statement does not address the accounting for employee share ownership plans, which are subject to AICPA Statement of Position 93-6, “Employers’ Accounting for Employee Stock Ownership Plans.” The Company adopted this statement prior to the effective date.

In March 2005, the SEC staff issued Staff Accounting Bulletin (“SAB”) No. 107, “Share-Based Payment”, to give guidance on the implementation of SFAS No. 123R. We will consider SAB No. 107 during the implementation of SFAS No. 123R.

In May 2005, the FASB issued SFAS No. 154, “Accounting for Changes and Error Corrections - A Replacement of APB Opinion No. 20 and FASB Statement No. 3”. Under the provisions of SFAS No. 154, a voluntary change in accounting principle requires retrospective application to prior period financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. A change in depreciation, amortization, or depletion method for long-lived, non-financial assets must be accounted for as a change in accounting estimate effected by a change in accounting principle. The guidance contained in APB No. 20 for reporting the correction of an error in previously issued financial statements and a change in accounting estimate was not changed. The Company will implement this new standard beginning January 1, 2006. This standard is not expected to have a significant effect on our future reported financial position or results of operations.

In November 2005, the FASB issued Staff Position (“FSP”) FAS115-1/124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments”, which addresses the determination as to when an investment is considered impaired, whether that impairment is other than temporary, and the measurement of an impairment loss. This FSP also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. The guidance in this FSP amends FASB Statements No. 115, “Accounting for Certain Investments in Debt and Equity Securities”, and No. 124, “Accounting for Certain Investments Held by Not-for-Profit Organizations”, and APB Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock”. This FSP is effective for reporting periods beginning after December 15, 2005. Management does not believe the adoption of this FSP will have a material impact on our future reported financial position or results of operations.

NOTE 3 – INVENTORIES

The components of inventory at December 31, 2005 and 2004 were as follows:

	2005	2004
Finished goods	$966,170	$471,222
Raw materials	36,935	38,971
	$1,003,105	$510,193

NOTE 4 – NOTE RECEIVABLE

In May 2005, the Company entered into an agreement to advance funds to an unrelated party in the form of a promissory note. This note carries interest at a rate of 7.25% per annum, was due on September 30, 2005 and is secured by a general security agreement. During the fiscal year ended December 31, 2005, the note holder repaid approximately $212,000 (CAD $250,000).

NOTE 5 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at December 31, 2005 and 2004:

	2005	2004
Tools and equipment	$16,799	$2,352
Furniture and fixtures	12,910	11,447
Office equipment	41,262	31,009
Automotive equipment	166,275	78,734
Computer hardware	36,969	21,705
Computer software	11,666	8,097
Leasehold improvements	33,109	748
	318,990	154,092

Less: accumulated depreciation	109,226	48,254

	$209,764	$105,838

Depreciation and amortization expense for the years ended December 31, 2005 and 2004 was $61,507 and $42,238, respectively.

NOTE 6 – INVESTMENTS

The components of investments at December 31, 2005 and 2004 were as follows:

	2005	2004
Synenco Energy Inc.	$2,484,585	$530,462
Ellycrack AS	388,186	388,186
	$2,872,771	$918,648

Synenco Energy Inc.

On June 9, 2003, the Company signed an option agreement allowing the Company to purchase up to 1,000,000 common stock shares of Synenco Energy Inc. (“Synenco”), a company involved in the potential development of an oil sands lease in the Athabasca Oil Sands area of northern Alberta, Canada. Under the terms of the option, the Company could acquire the maximum number of Synenco shares upon payment of $3,700,000 as follows: $2,815,000 in cash and $885,000 ($0.30 per share) in Company stock. To date, the Company purchased 170,000 Synenco shares and paid $530,462, which was recorded as an investment using the cost basis. On April 23, 2004, the Company set aside 600,000 shares of common stock for delivery to the vendor as partial consideration of the proposed acquisition. On May 6, 2004, Wescorp delivered these shares to the vendor's legal counsel with an undertaking not to release the Wescorp shares until 170,000 Synenco shares have been transferred to Wescorp. The number of Synenco shares to be transferred to Wescorp corresponds to the amount of cash paid and shares issued by Wescorp in proportion to the total purchase price for the 1,000,000 Synenco shares. The balance of the option expired without being exercised on March 31, 2004. In November 2005, Synenco became a publicly traded company on the TSX Exchange and the value of the shares increased substantially. As such, the Company reclassified its investment to available-for-sale securities, recorded the investment at its fair value and recognized an unrealized gain of $1,873,791 in comprehensive income, net of $80,332 translation adjustment. No income tax effect was reflected as the Company has available net operating loss carryforwards in excess of the unrealized gain.

Agreement with Ellycrack AS

Wescorp has purchased an aggregate 752,000 shares of common stock of Ellycrack AS (“Ellycrack”), a privately held company in Norway. Wescorp acquired 255,000 shares in consideration of $119,000 that was paid in three installments, $50,000 each in December 2003 and February 2004, and $19,000 in May 2004. On September 15, 2004, the Company issued 300,000 of its common shares to Ellycrack in exchange for 400,000 shares of Ellycrack. The value ascribed to the Ellycrack shares of $150,000 was calculated based on the median trading price of Wescorp shares on that day (being $0.50) . In the first quarter of 2005, Wescorp paid $75,000 for 97,000 additional shares of Ellycrack at five Kroners per share.

NOTE 7 – TECHNOLOGY

The Company acquired DCR technology rights through its acquisitions of Flowstar and Vasjar which are included in intangible assets. These items represent the acquisition cost of the assets purchased from Flowstar and Vasjar in 2004. The Company’s intangible assets are summarized as follows:

	December 31	December 31
	2005	2004
DCR technology acquired from Vasjar	$3,503,824	$3,503,824
DCR technology acquired from Flowstar	414,073	414,073
	3,917,897	3,917,897
Accumulated amortization	706,635	192,833
	$3,211,262	$3,725,064

The technology acquired from Flowstar relates to the right to use the DCR technology in markets in Canada and the technology acquired from Vasjar relates to markets outside of Canada. Amortization of the technology is recorded on a straight-line basis over its useful life of approximately 8 years which is estimated to expire in March 2012. The Company periodically reviews its DCR technology rights to assess recoverability based on projected undiscounted cash flows from operations. Impairments are recognized in operating results when a permanent diminution in value occurs. At December 31, 2005, no impairment of the Company’s DCR technology was deemed necessary.

NOTE 8 – NOTES PAYABLE

The following comprise the Company’s notes payable at December 31, 2005 and 2004:

	2005	2004
Note payable – Interest at 0.0%, and secured by automotive assets of Flowstar, payable $569 per month, principal only, due July 2008	$17,634	$23,692
Note payable – Interest at 7.75%, compounded monthly and secured by automotive assets of
Flowstar, payable $677 per month, principal and interest, due September 2009	26,358	31,191
Note payable – Interest at 9.45%, compounded monthly and secured by automotive assets of
Flowstar, payable $387 per month, principal and interest, due July 2010	17,200	-
Note payable – Interest at 0.90%, compounded monthly and secured by automotive assets of
Flowstar, payable $627 per month, principal and interest, due September 2010	34,998	-
Note payable – Interest at 0.0%, and secured by automotive assets of Flowstar, payable $825 per
month, principal only, due November 2009	38,773	-
Notes payable – Interest at 0.0%, unsecured, due April 2007	822,475	1,062,475
Total notes payable	957,438	1,117,358
Amounts due within one year	447,038	265,786
	$510,400	$851,572

Future principal payments on notes payable are as follows:

Years ending December 31,
2006	$447,038
2007	434,302
2008	32,410
2009	26,584
2010	17,104
$957,438

NOTE 9 – COMMON STOCK AND WARRANTS

The Company is authorized to issue 250,000,000 shares of $0.0001 par value common stock and 50,000,000 shares of $0.0001 par value preferred stock. All common stock shares have equal voting rights, are non-assessable and have one vote per share. Voting rights are not cumulative and, therefore, the holders of more than 50% of the common stock could, if they choose to do so, elect all of the directors of the Company. The preferred shares may be issued in series, with the powers, rights and limitations of the preferred shares to be determined by the Company’s board of directors. As of December 31, 2005, no preferred shares had been issued.

2005 Stock Transactions

During the year ended December 31, 2005, the Company issued 1,579,571 shares of common stock for total proceeds of $663,000. These shares were issued on the exercise of warrants at exercise prices ranging from $0.25 to $1.00 per share.

On September 28, 2005, the Company issued and delivered to each of the former shareholders of Vasjar 240,000 shares of the Company’s common stock, for a total of 480,000 shares, as a partial payment for the Vasjar acquisition. Since these shares were not delivered at April 1, 2005 in accordance with the terms of the agreement to acquire Vasjar an additional 288,000 shares were issued to settle the related penalties. For additional information on this transaction, see Note 10.

On November 10, 2005, the Company issued 1,200,000 shares of common stock to settle certain outstanding related party payables incurred for consulting services provided in prior years by directors of the Company.

Additional equity transactions in 2005 included the following: separate issuances of 25,000 and 7,500 shares of common stock for assistance with investor relations, and the issuance of 50,000 shares of common stock to compensate a director of the company.

2004 Stock Transactions

On March 15, 2004, the Company completed a private placement of 2,666,000 units at the price of $0.50 per unit for total proceeds of $1,333,000. Each of 926,000 units consists of one share of common stock and one whole share purchase warrant exercisable to purchase one additional common share at a price of $0.50 until the close of business on March 15, 2006. Each of 1,740,000 units consists of one share of common stock and one-half of one share purchase warrant where one whole warrant is exercisable to purchase one additional common share at a price of $1.00 until the close of business on March 15, 2005.

On April 16, 2004, the Company completed a private placement of 565,000 units at the price of $0.50 per unit for total proceeds of $282,500. Each unit consists of one share of common stock and one-half of one share purchase warrant. Each whole warrant is exercisable to purchase one additional common share at a price of $1.00 until the close of business on April 16, 2005.

A consultant introduced investors to the Company who subscribed for units in the above-described private placement. In consideration of such services, the Company issued in 2004 to the consultant 230,000 shares of common stock at a deemed price of $0.50 per share.

Two other consultants in 2004 assisted the Company in completing the acquisition of 100% of the outstanding shares of Flowstar, and in securing agreements to purchase all the outstanding shares of Vasjar. In consideration thereof, the Company on April 23, 2004, issued to the consultants a total of 1,500,000 shares for their services.

On April 29, 2004, the Company issued and delivered to each of the shareholders of Vasjar 1,200,000 restricted shares of the Company’s common stock, for a total of 2,400,000 shares, as a partial payment for the Vasjar acquisition.

In May 2004, the Company delivered 600,000 shares of common stock as partial consideration of a proposed acquisition of 1,000,000 common shares of Synenco Energy, Inc. For additional information on this transaction, see Note 6.

In September 2004, the Company issued 300,000 of its shares to acquire additional stock in Ellycrack AS and also issued 100,000 of its shares to acquire an option for additional shares in Ellycrack, see Note 6.

Additional equity transactions in 2004 included the following: separate issuances of 50,000 and 100,000 shares of common stock for assistance with obtaining financing, the issuance of 80,000 shares for past employee services and the issuance of 500,000 shares upon exercise of $0.25 warrants.

Common Stock Warrants

In March and April 2004, the Company completed a private placement of 3,231,000 units with 926,000 whole share purchase warrants exercisable to purchase one additional common share at a price of $0.50 until March 15, 2006, 1,740,000 one-half of one share purchase warrants where one whole warrant is exercisable to purchase one additional common share at a price of $1.00 until the close of business on March 15, 2005, and 565,000 one-half of one share purchase warrants, with each whole warrant exercisable to purchase one additional common share at a price of $1.00 until the close of business on April 16, 2005.

In March 2003, the Company issued 500,000 common stock warrants with an exercise price of $0.15 per share and an expiration date of March 2006, to a director for services. The fair market value of the warrants was recorded at $45,000.

In March 2003, the Company issued 1,000,000 common stock warrants with an exercise price of $0.15 per share and an expiration date of March 2006, to AHC Holdings Inc. as financing fee for providing the Company with working capital. The estimated fair market value of the warrants issued in conjunction with the promissory note due to AHC Holdings, has been recognized as a discount on long-term debt, and was amortized as interest over the term of the loan. Amortized interest expense for 2003 was $28,927. See Note 16.

Common Stock Warrants (continued)

In June 2003, the Company issued 1,000,000 share purchase warrants with an exercise price of $0.15 per share and an expiration date of June 2008. These warrants were issued to a current director of the Company, for financial assistance provided to the Company prior to him becoming a director. The fair market value of these options was recorded at $90,000.

In December 2003, the Company issued 1,400,000 common stock warrants to three consultants for providing services. The warrants are exercisable at $0.25 per share and expire December 1, 2006. The fair market value of these warrants has been estimated at $120,000.

During the year ended December 31, 2004, the Company issued in total 2,078,500 common stock warrants that could be exercised at $0.50 per share as a result of the private placements in March and April 2004. During the year 226,000 of these warrants were exercised. The remaining warrants were not exercised and expired in March and April 2005, respectively.

As of December 31, 2005, the Company has the following common stock purchase warrants outstanding:

Number of shares	Exercise	Expiration
under warrants	price	date
1,103,334	$0.35	February 2006
926,000	$0.50	March 2006
1,500,000	$0.15	March 2006
1,400,000	$0.25	December 2006
1,000,000	$0.15	June 2008
5,929,334

NOTE 10 –ACQUISITIONS AND DISPOSITIONS OF SUBSIDIARIES

Acquisition of Flowstar and Flowray

On March 31, 2004, Wescorp completed the purchase of 100% of the outstanding common shares of Flowstar Technologies Inc. (“Flowstar”) and Flowray Inc. (“Flowray”) in exchange for $414,073 pursuant to the share purchase and subscription agreement dated June 9, 2003, as amended January 14, 2004.

The assets and liabilities acquired at March 31, 2004 were as follows:

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

Agreement with Vasjar Trading Ltd

In connection with the acquisition of Flowstar, the Company concluded the acquisition of 100% of the outstanding shares of Vasjar, a British Virgin Islands company on August 19, 2004. Vasjar in turn owns five Barbadian subsidiaries including 100% of the outstanding shares of Quadra Products International Inc. (“Quadra”) and Flowstar International, Inc. (“Flowstar International”). Vasjar’s wholly-owned subsidiary Quadra owns the rights to the technology related to the DCR 900 system.

Agreement with Vasjar Trading Ltd (continued)

The purchase called for the payment of 2,400,000 common stock shares of Wescorp initially, with an additional minimum 2,080,000 common stock shares issued over three years (480,000 before April 1, 2005, 800,000 before April 1, 2006, and 800,000 before April 1, 2007). An additional 520,000 shares are payable over this three year period if certain sales targets are achieved. If Wescorp fails to deliver any of the shares due before April 1, 2006, then the Company will be subject to a penalty of 10% additional shares for each month of delay, with a cumulative provision. If any of the Wescorp shares to be issued have not been delivered for a period of 182 days after the applicable due date the Vasjar shareholders may, at their option, terminate the share purchase agreements without notice or opportunity to cure. Wescorp has pledged to the Vasjar shareholders all of the Vasjar shares it holds as security to guarantee Wescorp’s performance under the share purchase agreements.

In consideration of the purchase of all the outstanding shares of Vasjar from two shareholder entities, Wescorp issued shares to the shareholders of Vasjar each as to 50% as follows:

(a) an aggregate 2,400,000 shares of common stock of the Company effective April 30, 2004 (issued and delivered on April 29, 2004); and

(b) up to an aggregate 2,600,000 additional shares of common stock of the Company to be issued in stages as follows:

Stage One. On or before April 1, 2005, Wescorp was required to issue 480,000 additional shares based on sales achieved in the 2004 calendar year; which were less than $3,000,000. Shares were required to be registered at delivery. Wescorp was not able to deliver free-trading shares on April 1, 2005, and as a result the Company was obligated to pay the Vasjar shareholders an additional 48,000 Wescorp shares for each of the months April through September 2005 totaling 288,000 shares. These shares were delivered and accepted by the Vasjar shareholder on September 28, 2005. Wescorp may be required to issue an additional 120,000 shares related to this stage should sales targets be met for Stages Two or Three.

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

The balance of the fair market value of the shares due to the Vasjar shareholders’ has been recorded in short and long-term notes payable.

NOTE 11 – CONVERTIBLE DEBENTURES

During the year, the Company issued debentures in the amount of $1,552,319 which bear interest at the rate of 14% per annum payable quarterly and originally matured on December 31, 2005. On December 30, 2005, holders of debentures totaling $1,475,319 agreed to extend the original terms of the debenture by six months to June 30, 2006. The remaining balance for debentures totaling $77,000 was repaid in January 2006. The debentures are secured by way of a security interest over the inventories and accounts receivable of Flowstar.

The debentures may, at the option of the holder, be converted into units of the Company at a price of US$0.90 per unit at any time prior to the maturity date. Each unit shall be comprised of one common share of the Company and one common share purchase warrant each of which may be exercised at any time up to June 30, 2007 as follows:

a)	if exercised on or before June 30, 2006 the holder of a warrant shall be entitled to purchase one common share for each warrant held for US$1.00 per common share; and

b)	thereafter until the maturity date the holder of each warrant shall be entitled to purchase one (1) common share for each warrant held for US$2.00 per share common share.

The Company shall be entitled to prepay the debenture in whole or in part, at any time prior to the maturity date subject to the following:

a)	the Company provides the holder with at least one months prior written notice of the Company’s intention to repay the debenture; and

b)	at the date the notice is issued the weighted average trading price of the Company's common shares as traded on the NASD OTC Bulletin Board for the ten previous trading days was at least US $1.35 per share.

The convertible debentures contained a beneficial conversion feature computed at its intrinsic value, which was the difference between the conversion price and the fair value on the debenture issuance date of the units into which the debt was convertible, multiplied by the number of shares into which the debt was convertible at the commitment date. Since the beneficial conversion feature was to be settled by issuing equity, the amount attributed to the beneficial conversion feature, or $207,000, was recorded as an interest expense and a component of equity on the issuance date.

NOTE 12 – STOCK OPTIONS

During the year ended December 31, 2005, the Company issued a combined total of 2,326,881 options to purchase common shares to officers and consultants. Changes in the number of options outstanding are summarized as follows:

	December 31, 2005
		Weighted
		Average
		Exercise
	Options	Price
Outstanding, beginning of year	-	$-
Granted	2,326,881	0.56
Outstanding, end of year	2,326,881	$0.56

The weighted average remaining contractual life of the options is 46 months.

NOTE 13 – STOCK-BASED COMPENSATION

The fair value of each stock option grant was calculated using the Black-Scholes option pricing model incorporating the following weighted average assumptions:

Risk free interest rate	3.0%
Expected dividend yield	Nil
Expected stock price volatility	117%
Expected average option life	4 years
Weighted average grant date fair value per option	$ 0.42

NOTE 14 – MEASUREMENT UNCERTAINTY

The Black-Scholes option pricing model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. Stock options and the warrants attached to the units issued by the Company are non-transferable. Option pricing models require the input of subjective assumptions including expected share price volatility. The fair value estimate can vary materially as a result of changes in the assumptions.

NOTE 15 – COMMITMENTS AND CONTINGENCIES

The Company had three consulting agreements which were effective from April 1, 2003 through March 31, 2005. Under the terms of these agreements the consultants were to be paid in cash or common stock, with a deemed price of $0.20 per share. The monthly fee for two consultants is $5,000 each and the other consultant receives $2,500 per month. Consultant expense for the year ended December 31, 2005 under these agreements was $nil (2004 - $112,500).

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

In September 2003, the Company approved a transaction with a legal service provider in recognition of a previous credit accommodation. The transaction provided for a direct grant of 100,000 common shares and an additional 100,000 common stock warrants exercisable at $0.50 for five years with a cashless exercise feature. As part of the transaction, the party agreed to cap legal service costs at an agreed upon maximum rate from September 2003 to December 2004, amounting to a reduction of $100 per hour. As of December 31, 2005, the Company had issued 100,000 shares but no warrants to the legal service provider. The Company no longer has engaged this legal service provider.

Agreement with Ellycrack AS

In March 2004, Ellycrack granted the Company an option exercisable until June 1, 2005 to acquire exclusive rights to use Ellycrack’s high intensive catalytic cracking technology and intellectual property. This would also include the exclusive rights to manufacture, and sell products or systems derived from or utilizing Ellycrack’s technology in North America.

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

Operating Leases

The Company leases office space and manufacturing space in Edmonton, Alberta, Canada for $6,240 per month under a month-to-month operating lease agreement. The Company leases office space in Calgary, Alberta, Canada for approximately $3,200 per month under an operating lease agreement, which expires in June 2006. In addition, the Company has entered into a lease agreement with respect to a vehicle which has minimum lease payments of approximately $860 per month until June 2007.

Future aggregate minimum payments under operating leases are as follows:

Years ending December 31,
2006	$29,520
2007	5,160

$34,680

NOTE 16 - RELATED PARTY TRANSACTIONS

Related Party Transactions

Summary of related party transactions as follows for the years ended December 31, 2005 and 2004:

	2005	2004
Stock-based compensation paid or accrued to directors of the Company	$1,002,300	$-
Consulting fees paid or accrued to directors of the Company	$-	$150,000
Interest paid or accrued to shareholders	$-	$247,351

Executive Compensation

During the year ended December 31, 2005, the Company incurred a liability for compensation to its Chief Executive Officer in the amount of $30,862. The outstanding balance is reflected in due to related parties.

Related Party Notes Payable

On January 28, 2003, the Company entered into an agreement with AHC Holdings, Inc. (“AHC”), under which AHC would lend Wescorp up to $1,750,000. AHC is a private company beneficially owned and controlled by a director of the Company. The loan was structured as a borrowing facility, was unsecured and all advances bore interest at the rate of 15% per annum. All advances, regardless of the date advanced, were originally due on December 31, 2005. As of December 31, 2004, the Company had borrowed approximately $1,979,593 including accrued and unpaid interest.

On March 15, 2005, AHC agreed to convert this debt plus accrued and unpaid interest to units of the Company at a price of $0.87 per unit. Each unit consists of one common stock share and one common stock share purchase warrant (the "Warrant(s)") each of which may be exercised at any time up to June 30, 2007 as follows:

a)	if exercised on or before June 30, 2006, the holder of each Warrant shall be entitled to purchase one common share for $1.00; and

b)	thereafter until to June 30, 2007, the holder of each Warrant shall be entitled to purchase one common share for $2.00.

The original note was denominated in Canadian dollars. Upon signing the above agreement the parties agreed to a value of the note in the amount of $1,924,681 as at March 15, 2005. Based on this valuation, the Company agreed to issue 2,212,277 common shares in full settlement of the debt and accrued interest. As of December 31, 2005, these shares had not yet been issued.

Further, on January 28, 2003, the Company granted warrants to AHC which would allow them to purchase 1,000,000 shares of common stock at an exercise price of $0.15 per share in connection with the above stated loan. The warrants which were set to expire on March 6, 2006 have been exercised.

The terms of the amounts due to shareholders at December 31, 2005 and 2004 were as follows:

	2005	2004
Note payable – converted to shares on March 15, 2005 - shares to be issued subsequent to
the year end	$1,924,681	$1,979,593

Advances from shareholders, non-interest bearing with no set terms of repayment.	-	44,836

Total amounts due to shareholders	$1,924,681	$2,024,429

NOTE 17 – INCOME TAXES

At December 31, 2005, the Company had net deferred tax assets calculated at an expected combined rate of 41.5%, 34% for federal purposes and an effective rate of 7.5% for state purposes, of approximately $5,229,000 principally arising from net operating loss (“NOL”) carryforwards for income tax purposes. As management of the Company cannot determine that it is more likely than not that the Company will realize the benefit of the net deferred tax asset, a valuation allowance equal to the net deferred tax asset has been established. The significant components of the deferred tax asset at December 31, 2005 and 2004 were as follows:

	2005	2004
NOL carryforwards	$12,600,000	$10,000,000
Deferred tax asset	$5,229,000	$3,400,000
Deferred tax asset valuation allowance	$(5,229,000)	$(3,400,000)

At December 31, 2005, the Company has NOL carryforwards of approximately $14,500,000, which expire in the years 2015 through 2025. The Company recognized approximately $1,900,000 of NOL carryforwards to offset potential taxes related to the unrealized gain in available–for-sale securities. The increase in the allowance account from December 31, 2004 to December 31, 2005 was $1,829,000.

NOTE 18 – SUBSEQUENT EVENTS

On January 13, 2006, the Company invested an additional $150,000 for approximately 66,000 additional shares of Ellycrack at fifteen Kroners per share.

In January and February 2006, the Company received $386,167 total proceeds from the exercise of 1,103,334 warrants with an exercise price of $0.35. These warrants were to have expired in December 2005 but were extended by the Board of Directors to allow the investors the opportunity to exercise the warrants. Approximately 2,300,000 warrants were exercised in December 2005 but the corresponding shares were not issued until January 2006. As such, $852,392 was reflected in stockholders’ equity as funds received for exercise of warrants.

In March 2006, the Company received $225,000 total proceeds from the exercise of 1,500,000 warrants with an exercise price of $0.15. These warrants were issued to Directors of the Company.

In March 2006, the Company also received $125,000 total proceeds from the exercise of 250,000 warrants with an exercise price of $0.50.