Form 10QSB/A
period 2005-03-31
WESCORP ENERGY INC
filed 2006-05-12
CIK 1069489

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB/A

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended March 31, 2005

OR

[               ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to ___________

Commission File Number 000-30095

WESCORP ENERGY INC.
(Exact name of registrant as specified in its charter)

Delaware	98-0447716
State or other jurisdiction of	(I.R.S. Employer
incorporation or organization	Identification No.)

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

FORWARD-LOOKING STATEMENTS

THIS QUARTERLY REPORT ON FORM 10-QSB/A CONTAINS PREDICTIONS, PROJECTIONS AND OTHER STATEMENTS ABOUT THE FUTURE THAT ARE INTENDED TO BE "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED (COLLECTIVELY, "FORWARD-LOOKING STATEMENTS"). FORWARD-LOOKING STATEMENTS INVOLVE RISKS AND UNCERTAINTIES. A NUMBER OF IMPORTANT FACTORS COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE IN THE FORWARD-LOOKING STATEMENTS. IN ASSESSING FORWARD-LOOKING STATEMENTS CONTAINED IN THIS QUARTERLY REPORT ON FORM 10-QSB/A, READERS ARE URGED TO READ CAREFULLY ALL CAUTIONARY STATEMENTS – INCLUDING THOSE CONTAINED IN OTHER SECTIONS OF THIS ANNUAL REPORT ON THIS FORM 10-KSB. AMONG SAID RISKS AND UNCERTAINTIES IS THE RISK THAT THE ELLYCRACK TECHNOLOGY MAY NOT BE TECHNICALLY EFFECTIVE OR COST EFFECTIVE IN THE MARKETS TARGETED BY MANAGEMENT; THAT THE COMPANY WILL NOT COMPLETE ANY OTHER SUITABLE ACQUISITIONS, THAT ITS MANAGEMENT IS ADEQUATE TO CARRY OUT ITS BUSINESS PLAN AND THAT THERE WILL BE ADEQUATE CAPITAL; IN ADDITION, IF SAID ACQUISITIONS ARE COMPLETED THEY MAY BE UNSUCCESSFUL FOR TECHNICAL, ECONOMIC OR OTHER REASONS.

CURRENCIES

All amounts expressed herein are in US dollars unless otherwise indicated.

ITEM 1. FINANCIAL STATEMENTS

PART I - FINANCIAL INFORMATION

Index

Consolidated Balance Sheets at March 31, 2005 and December 31, 2004

Consolidated Statements of Cash Flows for the three months ended March 31, 2005 and the three months ended March 31, 2004

Consolidated Statements of Operations for the three months ended March 31, 2005 and the three months ended March 31, 2004

Notes to the Consolidated Financial Statements

2

WESCORP ENERGY INC.
CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2005	2004
	(restated)
	(Unaudited)	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and equivalents	$368,914	$48,428
Cash trust accounts	-	1,970
Accounts receivable	437,172	622,657
Inventory	596,217	510,193
Prepaid expenses	87,985	14,706
TOTAL CURRENT ASSETS	1,490,288	1,197,954

PROPERTY AND EQUIPMENT, net	99,574	105,838

OTHER ASSETS
Investments	993,648	918,648
Technology, net	3,596,614	3,725,064
Deposits	31,241	39,273
TOTAL OTHER ASSETS	4,621,503	4,682,985

TOTAL ASSETS	$6,211,365	$5,986,777

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$1,372,682	$914,628
Other liabilities	265,929	265,786
Note payable, related party, net of unamortized discount	1,969,824	1,979,593
Due to shareholders	-	44,836
Notes payable	200,000	-
TOTAL CURRENT LIABILITIES	3,808,435	3,204,843

LONG-TERM LIABILITIES
Other liabilities	848,132	851,572
TOTAL LONG-TERM LIABILITIES	848,132	851,572

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' EQUITY
Preferred stock, 50,000,000 shares authorized, $0.0001
par value; no shares issued	-	-
Common stock, 250,000,000 shares authorized, $0.0001
par value; 36,146,186 and 35,017,615 shares
issued and outstanding, respectively	3,614	3,501
Additional paid-in capital	13,406,024	13,081,137
Subscription receivable	(54,772)	-
Accumulated other comprehensive income (loss)	(349,042)	(378,641)
Accumulated deficit	(11,451,026)	(10,775,635)
TOTAL STOCKHOLDERS' EQUITY	1,554,798	1,930,362

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY	$6,211,365	$5,986,777

The accompanying notes are an integral part of these financials statements.
3

WESCORP ENERGY INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended March 31,
	2005	2004
	(restated)
	(Unaudited)	(Unaudited)

REVENUES	$620,595	$-

COST OF SALES	307,227	-

GROSS PROFIT	313,368	-

EXPENSES
Consulting	199,227	198,684
Advertising and investor relations	44,677	54,413
Legal and accounting	106,672	48,397
Wages and benefits	156,313	41,303
Office	74,087	-
Insurance	22,830	-
Travel	21,131	2,258
Depreciation	13,419	-
Amortization of technology	128,451	-
Research and development	28,349	-
TOTAL OPERATING EXPENSES	795,156	345,055

LOSS FROM OPERATIONS	(481,788)	(345,055)

OTHER INCOME (EXPENSES)
Interest and bank charges	(1,136)	-
Interest to shareholders and related parties	-	(63,741)
Financing costs	(192,468)	-
TOTAL OTHER INCOME (EXPENSES)	(193,604)	(63,741)

LOSS FROM CONTINUING OPERATIONS	(675,392)	(408,796)

INCOME TAX BENEFIT	-	-

NET LOSS	(675,392)	(408,796)

OTHER COMPREHENSIVE INCOME
Foreign currency translation gain	29,599	7,691

COMPREHENSIVE LOSS	$(645,793)	$(401,105)

BASIC AND DILUTED NET LOSS PER SHARE	$(0.02)	$(0.02)

WEIGHTED AVERAGE NUMBER
COMMON SHARES OUTSTANDING
BASIC AND DILUTED	33,329,668	26,318,167

The accompanying notes are an integral part of these financial statements.
4

WESCORP ENERGY INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2005	2004
	(restated)
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(675,392)	$(408,796)
Adjustments to reconcile net loss
to net cash used by operating activities:
Depreciation	13,419	-
Amortization of technology	128,451	-
Shares issued for services	25,392	36,372
Warrants issued for services	-	-
Amortization on discount of note payable	-	36,940
Decrease (increase) in accounts receivable	185,485	-
Decrease (increase) in inventory	(86,024)	-
Decrease (increase) in prepaid expenses	(73,279)	-
Increase (decrease) in accounts payable and accrued liabilities	458,054	(34,567)
Increase (decrease) in liabilities	-	31,405
Net cash used by operating activities	(23,894)	(338,646)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	(7,155)	-
Cash provided by acquisition	-	111,878
Deposits	8,032	-
Investments	(75,000)	(50,000)
Net cash used in investing activities	(74,123)	61,878
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments on borrowing	(3,297)	-
Payments on notes payable	-	(114,465)
Repament of shareholder loan	(44,836)	-
Proceeds on notes payable	200,000	-
Sale of stock	244,836	1,333,000
Net cash provided by financing activities	396,703	1,218,535
Effect of exchange rates	19,830	(1,234)
Net increase in cash	318,516	940,533
Cash, beginning of period	50,398	113,886
Cash, end of period	$368,914	$1,054,419
SUPPLEMENTAL CASH FLOW DISCLOSURES:
Cash paid for interest and income taxes:
Interest expense	$1,134	$-
Income taxes	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:

Stock issued for conversion of notes payable, amounts due
to shareholders and accounts payable	$-	$-
Shares issued for services	$25,392	$36,372
Shares issued for subscriptions receivable	$54,772	$-

The accompanying notes are an integral part of these financial statements.
5

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

Intangible Assets
In September 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141, "Business Combinations" (hereinafter “SFAS No. 141”) and Statement of Financial Accounting Standard No. 142, "Goodwill and Other Intangible Assets" (hereinafter “SFAS No. 142”). SFAS No. 141 provides for the elimination of the pooling-of-interest method of accounting for business combinations with an acquisition date of July 1, 2001 or later. SFAS No. 142 prohibits the amortization of goodwill and other intangible assets with indefinite lives and requires periodic reassessment of the underlying value of such assets for impairment. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. During 2002, the Company fully impaired its intangible assets which were charged to in discontinued operations expense and subsequently disposed of during 2003. Application of the nonamortization provision of SFAS No. 142 is expected to result in no change to the Company’s results of operations.

The Company acquired DCR technology rights through its acquisitions of Flowstar and Vasjar which are included in intangible assets. These items represent the acquisition cost of the assets purchased from Flowstar and Vasjar in 2004 (See Note 8). The Company’s intangible assets are summarized as follows:

	March 31,	December 31,
	2005	2004
	(restated)
DCR Technology acquired from Vasjar	$3,503,824	$3,503,824
DCR Technology acquired from Flowstar	414,073	414,073
	3,917,897	3,917,897
Accumulated Amortization	321,284	192,833
Net Technology Assets	$3,596,613	$3,725,064

The technology acquired from Flowstar relates to the right to use the DCR technology in markets in Canada and the technology acquired from Vasjar relates to markets outside of Canada. In accordance with SFAS No. 142, intangible assets with a finite life are amortized over their useful life. The useful life of an intangible asset to an entity is the period over which the asset is expected to contribute directly or indirectly to the future cash flows of that entity. Amortization of the technology is recorded on a straight line basis over its useful life which is estimated to expire in March 2012. The Company periodically reviews its DCR technology rights to assess recoverability based on projected undiscounted cash flows from operations. Impairments are recognized in operating results when a permanent diminution in value occurs. At March 31, 2005, no impairment of the Company’s DCR technology is deemed necessary.

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

WESCORP ENERGY INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
March 31, 2005

NOTE 15— CORRECTION FOR ERRORS

The accompanying consolidated financial statements have been restated to correct information concerning certain transactions that are described in general in this Note 15 and in more detail in respective Notes above. The cumulative effects of the financial statement amendments and the correction for an accounting error, as described above in this Note 15, resulted in the following changes to the Company’s financial statements: For the quarter ended March 31, 2005, the Company had originally reported a net loss of $546,941 and the corrected net loss is $645,793. The Company had reported an accumulated deficit of $11,129,743, which is now recognized as $11,451,026. The Company’s losses per share remained the same at $0.02 per share.

Reclassification of Goodwill
In March 2004, the Company obtained the rights for Canada to its DCR technology, through its acquisition of Flowstar and Flowray, in exchange for cash consideration of $414,073. Originally this amount was reported as Goodwill on the financial statements. The Company has determined that this amount should have been included as Technology and this amount has accordingly been reclassified on the March 31, 2005 balance sheet.

Amortization of Technology
In August 2004 the remaining world wide rights for the DCR technology for were obtained through the acquisition of Vasjar in the amount of $3,503,824. The Company has determined that it is appropriate to amortize the value of the DCR technology on a straight line basis over its useful life which is estimated to expire in March 2012. Accordingly these financial statements reflect amortization of the Technology and a corresponding increase in the net loss in the amount of $128,451.

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

Results from Operations – 2005 Compared to 2004

We incurred a net operating loss for the first quarter ended March 31, 2005 of $481,788 compared to a net loss of $345,055 for the comparable period in 2004. This loss includes operating expenses and general and administrative costs totaling $795,156 compared to $345,055 for the three months ended March 31, 2004. The 2005 figure includes the operating, general and administrative expenses for Wescorp as well as for Flowstar and Flowray (the two companies acquired on March 31, 2004). The 2004 figure reflected a quarter when Wescorp had little operating activity. As a result, the 2005 figure includes advertising and investor relations costs of $44,677 (compared to $54,413 in 2004), consulting expenses of $199,227 (versus $198,684 in 2004), legal and accounting (primarily related to the preparation of the Company's 10-QSB and 8-K reports) of $106,672 (compared to $48,397 in 2004), office and general expenses of $74,087 (versus $nil in 2004), insurance expense of $22,830 (compared to $nil in 2004), travel expense of $21,131 (versus $2,258 in 2004), research and development of $28,349 (versus $nil in 2004), depreciation of $13,419 (compared to $nil in 2004), and amortization of technology of $128,451 (versus $nil in 2004).

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

From inception, we have been dependent on investment capital and debt financing from our shareholders as our primary source of liquidity. To March 31, 2005, we have generated revenues from operations of only $1,480,621 (comprised of $820,026 for the three quarters to December 31, 2004 and $620,595 for the first quarter of 2005). We had an accumulated deficit at March 31, 2005 of $11,451,026.

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

Not applicable

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

2.1.13*	Share Purchase Agreement dated as of January 14, 2004 between the Company and the Trustee of the Epitihia Trust. (Incorporated by reference to Form 8-K/A filed on May 12, 2004).

2.1.14*	Share Purchase Agreement dated as of January 14, 2004 between the Company and the Trustee of the Abuelo Trust. (Incorporated by reference to Form 8-K/A filed on May 12, 2004).

2.1.15*	Amending Agreement dated as of June 16, 2004 between the Company and the Trustee of the Epitihia Trust.

2.1.16*	Amending Agreement dated as of June 16, 2004 between the Company and the Trustee of the Abuelo Trust.

2.1.17*	Hypothecation Agreement dated as of July 6, 2004 between the Company, the Trustee of the Epitihia Trust and Yearwood & Boyce.

2.1.18*	Hypothecation Agreement dated as of July 6, 2004 between the Company, the Trustee of the Abuelo Trust and Yearwood & Boyce.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer and Chief Financial Officer)

*Previously filed

(b) Reports on Form 8-K

March 21, 2005 reporting the converting of the AHC Holdings Loan to Company shares.

April 29, 2005 reporting the closing of the Convertible Debenture for total proceeds of $ 1,656,819.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 24th day of April, 2004.

WESCORP ENERGY INC.

Date: April 24, 2006	By: /s/ Douglas Biles
Douglas Biles, Chief Executive Officer and Director

By: /s/ Terry Mereniuk
Terry Mereniuk, Chief Financial Officer and Director