Form 10QSB
period 2006-03-31
WESCORP ENERGY INC
filed 2006-05-15
CIK 1069489

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2006

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
Yes [           ] No [ x ]

Number of shares outstanding of the registrant's class of common stock as of May 9, 2006 was 40,513,340.

Transitional Small Business Disclosure Format (Check one): Yes [           ] No [ x ]

FORWARD-LOOKING STATEMENTS

THIS QUARTERLY REPORT ON FORM 10-QSB CONTAINS PREDICTIONS, PROJECTIONS AND OTHER STATEMENTS ABOUT THE FUTURE THAT ARE INTENDED TO BE “FORWARD-LOOKING STATEMENTS” (COLLECTIVELY, “FORWARD-LOOKING STATEMENTS”). FORWARD-LOOKING STATEMENTS INVOLVE RISKS AND UNCERTAINTIES. A NUMBER OF IMPORTANT FACTORS COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE IN THE FORWARD-LOOKING STATEMENTS. IN ASSESSING FORWARD-LOOKING STATEMENTS CONTAINED IN THIS QUARTERLY REPORT ON FORM 10-QSB, READERS ARE URGED TO READ CAREFULLY ALL CAUTIONARY STATEMENTS – INCLUDING THOSE CONTAINED IN OTHER SECTIONS OF THIS QUARTERLY REPORT AND OF OUR ANNUAL REPORT FORM 10-KSB FOR 2005. AMONG SAID RISKS AND UNCERTAINTIES IS THE RISK THAT OUR FLOWSTAR DCR TECHNOLOGY MAY NOT REMAIN COMPETITIVE WITHIN OUR CURRENT MARKETS OR THAT WE MAY NOT BE ABLE TO GENERATE SUFFICIENT REVENUE FROM THE TECHNOLOGY TO BECOME PROFITABLE WITHIN THAT DIVISION; THE ELLYCRACK TECHNOLOGY MAY NOT BE TECHNICALLY EFFECTIVE OR COST EFFECTIVE IN THE MARKETS TARGETED BY MANAGEMENT; THAT THE COMPANY WILL NOT COMPLETE ANY OTHER SUITABLE ACQUISITIONS, THAT ITS MANAGEMENT IS ADEQUATE TO CARRY OUT ITS BUSINESS PLAN AND THAT THERE WILL BE ADEQUATE CAPITAL; IN ADDITION, IF SAID ACQUISITIONS ARE COMPLETED THEY MAY BE UNSUCCESSFUL FOR TECHNICAL, ECONOMIC OR OTHER REASONS.

CURRENCIES

All amounts expressed herein are in U.S. dollars unless otherwise indicated.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

WESCORP ENERGY INC.
CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2006	2005
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash	$417,080	$580,430
Accounts receivable, net of allowance for doubtful
accounts of $20,408 and $20,429, respectively	772,185	511,610
Inventories (Note 4)	1,212,108	1,003,105
Prepaid expenses	103,869	26,446
Note receivable	71,914	71,989
TOTAL CURRENT ASSETS	2,577,156	2,193,580

PROPERTY AND EQUIPMENT, net (Note 5)	191,791	209,764

OTHER ASSETS
Investments (Note 6)	4,084,910	2,872,771
Technology, net (Note 7)	3,082,100	3,211,262
Deposits	27,245	18,318
TOTAL OTHER ASSETS	7,194,255	6,102,351

TOTAL ASSETS	$9,963,202	$8,505,695

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$1,674,801	$1,502,973
Current portion of notes payable (Note 8)	447,214	447,038
Due to related party (Note 16)	34,940	30,862
Related party note payable	1,924,681	1,924,681
Convertible debentures (Note 11)	1,475,319	1,552,319
TOTAL CURRENT LIABILITIES	5,556,955	5,457,873

NOTES PAYABLE, net of current portion (Note 8)	501,802	510,400

COMMITMENTS AND CONTINGENCIES (Note 15)

STOCKHOLDERS' EQUITY
Preferred stock, 50,000,000 shares authorized, $0.0001
par value; no shares issued (Note 9)
Common stock, 250,000,000 shares authorized, $0.0001
par value; 40,513,340 and 38,304,686 shares
issued and outstanding, respectively (Note 9)	4,051	3,830
Additional paid-in capital	16,245,541	15,450,433
Subscription receivable	(7,500)	(37,272)
Funds received for exercise of warrants	873,717	852,392
Accumulated other comprehensive income	2,700,396	1,596,792
Accumulated deficit	(15,911,760)	(15,328,753)
TOTAL STOCKHOLDERS' EQUITY	3,904,445	2,537,422

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY	$9,963,202	$8,505,695

The accompanying notes are an integral part of these financials statements.

WESCORP ENERGY INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended March 31,
	2006	2005
	(Unaudited)	(Unaudited)

REVENUES	$1,079,343	620,595

COST OF SALES	566,867	307,227

GROSS PROFIT	512,476	313,368

EXPENSES
Wages and benefits	350,782	156,313
Amortization of technology	129,162	128,451
Engineering expenses for pilot plant	125,554	-
Consulting	124,754	199,227
Office	79,665	74,087
Interest on debentures	54,726	-
Legal and accounting	54,164	106,672
Advertising and investor relations	44,078	44,677
Travel	42,529	21,131
Insurance	38,420	22,830
Depreciation and amortization	26,043	13,419
Stock-based compensation (Note 13)	22,300	-
Interest, finance and bank charges	2,327	193,604
Research and development	-	28,349
TOTAL OPERATING EXPENSE	1,094,504	988,760

LOSS FROM OPERATIONS	(582,028)	(675,392)

OTHER EXPENSE
Foreign currency translation loss	(979)	-
TOTAL OTHER EXPENSE	(979)	-

NET LOSS	$(583,007)	$(675,392)
WEIGHTED AVERAGE NUMBER COMMON SHARES
OUTSTANDING - BASIC AND DILUTED	40,300,324	33,329,668

The accompanying notes are an integral part of these financial statements.

WESCORP ENERGY INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

					Funds		Accumulated
	Common Stock				Received		Other	Total
	Number		Additional	Subscription	for Exercise	Accumulated	Comprehensive	Stockholders'
	of Shares	Amount	Paid-in Capital	Receivable	of Warrants	Deficit	Income	Equity

Balance, December 31, 2005	38,304,686	$3,830	$15,450,433	$(37,272)	$852,392	$(15,328,753)	$1,596,792	$2,537,422

Warrants exercised at $0.35 per share	2,208,654	221	772,808	-	(656,362)	-	-	116,667
Cash received for share subscriptions receivable	-	-	-	29,772	-	-	-	29,772
Foreign currency translation gain	-	-	-	-	-	-	38,858	38,858
Unrealized gain on available-for-sale securities	-	-	-	-	-	-	1,064,746	1,064,746
Stock-based compensation	-	-	22,300	-	-	-	-	22,300
Proceeds received from exercise of warrants prior to issuance	-	-	-	-	677,687	-	-	677,687
Net loss	-	-	-	-	-	(583,007)	-	(583,007)

Balance, March 31, 2006 (Unaudited)	40,513,340	$4,051	$16,245,541	$(7,500)	$873,717	$(15,911,760)	$2,700,396	$3,904,445

The accompanying notes are an integral part of these financial statements.

WESCORP ENERGY INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2006	2005
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(583,007)	$(675,392)
Adjustments to reconcile net loss
to net cash used in operating activities:
Depreciation and amortization	26,043	13,419
Amortization of technology	129,162	128,451
Stock-based compensation	22,300	-
Changes in operating assets and liabilities:
Accounts receivable	(260,575)	185,485
Inventories	(209,003)	(86,024)
Prepaid expenses	(77,423)	(73,279)
Deposits	(8,927)	8,032
Accounts payable and accrued liabilities	171,828	458,054
Net cash used in operating activities	(789,602)	(41,254)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(7,791)	(7,155)
Net cash invested in note receivable	75	-
Increase in investments	(150,000)	(75,000)
Net cash used in investing activities	(157,716)	(82,155)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on notes payable	(8,422)	(3,297)
Proceeds from notes payable	-	200,000
Repayment on amounts due to shareholders	-	(44,836)
Increase in amounts due to related parties	4,078	-
Payments on convertible debentures	(77,000)	-
Proceeds received from exercise of warrants prior to issuing shares	677,687	-
Proceeds from subscriptioon receivable	29,772	-
Proceeds from issuance of common stock	116,667	270,228
Net cash provided by financing activities	742,782	422,095
Effect of exchange rates	41,186	19,830
Net increase in cash	(163,350)	318,516
Cash, beginning of period	580,430	50,398
Cash, end of period	$417,080	$368,914
SUPPLEMENTAL CASH FLOW DISCLOSURES:
Cash paid for:
Interest	$57,053	$1,136
Income taxes	$-	$-

The accompanying notes are an integral part of these financial statements.

WESCORP ENERGY INC.
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
March 31, 2006

NOTE 1 – BASIS OF PRESENTATION

The foregoing unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Regulation S-B as promulgated by the Securities and Exchange Commission ("SEC"). Accordingly, these financial statements do not include all of the disclosures required by generally accepted accounting principles for complete financial statements. The accompanying unaudited financial statements and related notes should be read in conjunction with the audited financial statements and the Form 10-KSB of the Company for the year ended December 31, 2005. In the opinion of management, the unaudited interim financial statements furnished herein include all adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results for the interim period presented.

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

Operating results for the three month period ended March 31, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.

NOTE 2 – ORGANIZATION AND DESCRIPTION OF BUSINESS

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

The Company’s year end is December 31. The Company is headquartered in Edmonton, Alberta, Canada.

NOTE 3 – RECLASSIFICATIONS

Certain amounts from prior periods have been reclassified to conform to the current period presentation.

NOTE 4 – INVENTORIES

The components of inventory at March 31, 2006 and December 31, 2005 were as follows:

	March 31,	December 31,
	2006	2005
	(Unaudited)
Finished goods	$1,183,188	$966,170
Raw materials	28,920	36,935
	$1,212,108	$1,003,105

NOTE 5 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at March 31, 2006 and December 31, 2005:

	March 31,	December 31,
	2006	2005
	(Unaudited)
Automotive equipment	166,275	166,275
Computer hardware	38,112	36,969
Computer software	13,084	11,666
Furniture and fixtures	13,466	12,910
Leasehold improvements	37,217	33,109
Office equipment	41,262	41,262
Tools and equipment	18,465	16,799
	327,881	318,990
Less: accumulated depreciation	136,090	109,226
	$191,791	$209,764

Depreciation and amortization expense for the three months ended March 31, 2006 and 2005 was $26,043 and $13,419, respectively.

NOTE 6 – INVESTMENTS

The components of investments at March 31, 2006 and December 31, 2005 were as follows:

	March 31,	December 31,
	2006	2005
	(Unaudited)
Synenco Energy Inc.	$3,546,724	$2,484,585
Ellycrack AS	538,186	388,186
	$4,084,910	$2,872,771

Synenco Energy Inc.
On June 9, 2003, the Company signed an option agreement allowing the Company to purchase up to 1,000,000 common stock shares of Synenco Energy Inc. (“Synenco”), a company involved in the potential development of an oil sands lease in the Athabasca Oil Sands area of northern Alberta, Canada. Under the terms of the option, the Company could acquire the maximum number of Synenco shares upon payment of $3,700,000 as follows: $2,815,000 in cash and $885,000 ($0.30 per share) in Company stock. To date, the Company purchased 170,000 Synenco shares and paid $530,462, which was recorded as an investment using the cost basis. On April 23, 2004, the Company set aside 600,000 shares of common stock for delivery to the vendor as partial consideration of the proposed acquisition. On May 6, 2004, Wescorp delivered these shares to the vendor's legal counsel with an undertaking not to release the Wescorp shares until 170,000 Synenco shares have been transferred to Wescorp. The number of Synenco shares to be transferred to Wescorp corresponds to the amount of cash paid and shares issued by Wescorp in proportion to the total purchase price for the 1,000,000 Synenco shares. The balance of the option expired without being exercised on March 31, 2004. In November 2005, Synenco became a publicly traded company on the TSX Exchange and the value of the shares increased substantially. As such, the Company reclassified this investment to available-for-sale securities and recorded the investment at its fair value. During the three months ended March 31, 2006 the Company recognized an unrealized gain of $1,064,745 in comprehensive income, net of a $2,606 translation adjustment. No income tax effect was reflected as the Company has available net operating loss carryforwards in excess of the unrealized gain.

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

NOTE 7 – TECHNOLOGY

The Company acquired DCR technology rights through its acquisitions of Flowstar and Vasjar which are included in intangible assets. These items represent the acquisition cost of the assets purchased from Flowstar and Vasjar in 2004. The Company’s intangible assets are summarized as follows:

	March 31,	December 31,
	2006	2005
	(Unaudited)
DCR technology acquired from Vasjar	$3,503,824	$3,503,824
DCR technology acquired from Flowstar	414,073	414,073
	3,917,897	3,917,897
Accumulated amortization	835,797	706,635
	$3,082,100	$3,211,262

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

NOTE 8 – NOTES PAYABLE

The following comprise the Company’s notes payable at March 31, 2006 and December 31, 2005:

	March 31,	December 31,
	2006	2005
	(Unaudited)

Note payable – Interest at 0.0%, and secured by automotive assets of Flowstar, payable $569 per month, principal only, due July 2008	$15,910	$17,634
Note payable – Interest at 7.75%, compounded monthly and secured by automotive assets of
Flowstar, payable $677 per month, principal and interest, due September 2009	24,795	26,358
Note payable – Interest at 9.45%, compounded monthly and secured by automotive assets of
Flowstar, payable $387 per month, principal and interest, due July 2010	16,418	17,200
Note payable – Interest at 0.90%, compounded monthly and secured by automotive assets of
Flowstar, payable $627 per month, principal and interest, due September 2010	33,158	34,998
Note payable – Interest at 0.0%, and secured by automotive assets of Flowstar, payable $825 permonth, principal only, due November 2009	36,260	38,773
Notes payable – Interest at 0.0%, unsecured, due April 2007	822,475	822,475
Total notes payable	949,016	957,438
Amounts due within one year	447,214	447,038
	$501,802	$510,400

Future principal payments on notes payable are as follows:

Periods ending March 31,
2007	$447,214
2008	434,494
2009	30,923
2010	22,273
2011	14,112
$949,016

NOTE 9 – COMMON STOCK AND WARRANTS

The Company is authorized to issue 250,000,000 shares of $0.0001 par value common stock and 50,000,000 shares of $0.0001 par value preferred stock. All common stock shares have equal voting rights, are non-assessable and have one vote per share. Voting rights are not cumulative and, therefore, the holders of more than 50% of the common stock could, if they choose to do so, elect all of the directors of the Company. The preferred shares may be issued in series, with the powers, rights and limitations of the preferred shares to be determined by the Company’s board of directors. As of March 31, 2006, no preferred shares had been issued.

2006 Stock Transactions
During the three months ended March 31, 2006, the Company issued 2,208,654 shares of common stock for total proceeds of $773,029. These shares were issued on the exercise of warrants at exercise price of $0.35 per share.

Common Stock Warrants
In March and April 2004, the Company completed a private placement of 3,231,000 units with 926,000 whole share purchase warrants exercisable to purchase one additional common share at a price of $0.50 until March 15, 2006, 1,740,000 one-half of one share purchase warrants where one whole warrant is exercisable to purchase one additional common share at a price of $1.00 until the close of business on March 15, 2005, and 565,000 one-half of one share purchase warrants, with each whole warrant exercisable to purchase one additional common share at a price of $1.00 until the close of business on April 16, 2005. In March 2006, 190,000 of these warrants were exercised. The Board of Directors has extended the expiry date of the remaining warrants to May 15, 2006.

In March 2003, the Company issued 500,000 common stock warrants with an exercise price of $0.15 per share and an expiration date of March 2006, to a director for services. The fair market value of the warrants was recorded at $45,000. These warrants were exercised in March 2006.

In March 2003, the Company issued 1,000,000 common stock warrants with an exercise price of $0.15 per share and an expiration date of March 2006, to AHC Holdings Inc. as financing fee for providing the Company with working capital. The estimated fair market value of the warrants issued in conjunction with the promissory note due to AHC Holdings, has been recognized as a discount on long-term debt, and was amortized as interest over the term of the loan. These warrants were exercised in March 2006.

As of March 31, 2006, the Company has the following common stock purchase warrants outstanding:

Number of shares	Exercise	Expiration
under warrants	price	date
736,000	$0.50	May 2006
1,400,000	$0.25	December 2006
1,000,000	$0.15	June 2008
3,136,000

NOTE 10 –AGREEMENT WITH VASJAR TRADING LTD.

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

NOTE 11 – CONVERTIBLE DEBENTURES

During the year ended December 31, 2005 the Company issued debentures in the amount of $1,552,319 which bear interest at the rate of 14% per annum payable quarterly and originally matured on December 31, 2005. On December 30, 2005, holders of debentures totaling $1,475,319 agreed to extend the original terms of the debenture by six months to June 30, 2006. The remaining balance for debentures totaling $77,000 was repaid in January 2006. The debentures are secured by way of a security interest over the inventories and accounts receivable of Flowstar.

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

NOTE 12 – STOCK OPTIONS

During the three months ended March 31, 2006, the Company issued a combined total of 43,478 options to purchase common shares to an officer. Changes in the number of options outstanding are summarized as follows:

	March 31, 2006		December 31, 2005
	(Unaudited)
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Options	Price	Options	Price
Outstanding, beginning of period	2,326,881	$0.56	-	$-
Granted	43,478	0.69	2,326,881	0.56
Outstanding, end of period	2,370,359	$0.56	2,326,881	$0.56

The weighted average remaining contractual life of the options is 46 months.

NOTE 13 – STOCK-BASED COMPENSATION

The fair value of the stock option grant for the three months ended March 31, 2006 was calculated using the Black-Scholes option pricing model incorporating the following weighted average assumptions:

Risk free interest rate	.4.0%

Expected dividend yield	Nil

Expected stock price volatility	111%

Expected average option life	4 years

Weighted average grant date fair value per option	$ 0.51

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

NOTE 15 – COMMITMENTS AND CONTINGENCIES

In September 2003, the Company approved a transaction with a legal service provider in recognition of a previous credit accommodation. The transaction provided for a direct grant of 100,000 common shares and an additional 100,000 common stock warrants exercisable at $0.50 for five years with a cashless exercise feature. As part of the transaction, the party agreed to cap legal service costs at an agreed upon maximum rate from September 2003 to December 2004, amounting to a reduction of $100 per hour. As of March 31, 2006, the Company had issued 100,000 shares but no warrants to the legal service provider. The Company no longer has engaged this legal service provider.

Agreement with Ellycrack AS
In March 2004, Ellycrack granted the Company an option exercisable until June 1, 2005 to acquire exclusive rights to use Ellycrack’s high intensive catalytic cracking technology and intellectual property. This would also include the exclusive rights to manufacture, and sell products or systems derived from or utilizing Ellycrack’s technology in North America.

Later in 2004, the Company entered into a Memorandum of Understanding to form a joint venture (“JV”) with Ellycrack (superseding prior agreements) that gives Wescorp a 50% interest in the rights to use and benefit from Ellycrack’s high intensive catalytic cracking technology and intellectual property worldwide. In exchange, the Company must pay for the construction and design modifications of a full scale prototype in Canada to the point that such a prototype is commercially saleable. After this point, all future costs will be shared equally between the Company and Ellycrack.

Operating Leases
The Company leases office space and manufacturing space in Edmonton, Alberta, Canada for $6,240 per month under a month-to-month operating lease agreement. The Company currently leases office space in Calgary, Alberta, Canada for approximately $3,200 per month under an operating lease agreement, which expires in June 2006. Upon the expiration of the current lease the Company has committed to a new lease for approximately $5,100 per month which expires in June 2011.

In addition, the Company has entered into lease agreements with respect to a vehicle which has minimum lease payments of approximately $640 per month until March 2009 and a photocopier which has minimum lease payments of approximately $500 per month until December 2008.

Future aggregate minimum payments under operating leases are as follows:

Periods ending March 31,
2007	$69,000
2008	74,760
2009	73,260
2010	61,080
2011	15,270
$293,370

NOTE 16 - RELATED PARTY TRANSACTIONS

Related Party Transactions
Summary of related party transactions as follows for the three months ended March 31, 2006 and 2005:

	March 31,	March 31,
	2006	2005
	(Unaudited)	(Unaudited)
Stock-based compensation paid or accrued to directors of the Company	$22,300	$-

Executive Compensation
During the year ended December 31, 2005 the Company incurred a liability for compensation to its chief executive officer in the amount of $30,862. An additional $4,578 was incurred in the three months ended March 31, 2006. The outstanding balance of $34,940 is reflected in due to related party.

NOTE 17 – INCOME TAXES

At March 31, 2006, the Company had net deferred tax assets calculated at an expected combined rate of 41.5%, 34% for federal purposes and an effective rate of 7.5% for state purposes, of approximately $5,229,000 principally arising from net operating loss (“NOL”) carryforwards for income tax purposes. As management of the Company cannot determine that it is more likely than not that the Company will realize the benefit of the net deferred tax asset, a valuation allowance equal to the net deferred tax asset has been established. The significant components of the deferred tax asset at March 31, 2006 and December 31, 2005 were as follows:

	March 31,	December 31,
	2006	2005
	(Unaudited)
NOL carryforwards	$12,100,000	$12,600,000
Deferred tax asset	$5,022,000	$5,229,000
Deferred tax asset valuation allowance	$(5,022,000)	$(5,229,000)

At March 31, 2006, the Company has NOL carryforwards of approximately $15,100,000, which expire in the years 2015 through 2025. The Company recognized approximately $3,000,000 of NOL carryforwards to offset potential taxes related to the unrealized gain in available–for-sale securities. The decrease in the allowance account from December 31, 2005 to March 31, 2006 was $207,000.

NOTE 18 – SUBSEQUENT EVENTS

Exercise of Warrants
In April 2006, the Company received $80,000 total proceeds from the exercise of 160,000 warrants with an exercise price of $0.50.

Conditional Purchase Agreement
As a condition on the acquisition of Vasjar the Company was required to issue on or before April 1, 2006 between 800,000 and 1,000,000 additional shares based on sales achieved in the 2005 calendar year. The lower figure was based on sales of less than $4,500,000, and the upper figure was based on sales in excess of $7,500,000. The shares were required to be registered at delivery.

Wescorp was not able to deliver free-trading shares on April 1, 2006 and so the Company will be liable to pay the former owners of Vasjar an additional 80,000 Wescorp shares for each month that the shares are not delivered, starting with the month of April 2006. If any of the Wescorp shares to be issued to the former owners of Vasjar have not been delivered for a period of 182 days after the applicable due date, they may at their option terminate the share purchase agreements, without notice or prior opportunity to cure. Wescorp has pledged to the former owners of Vasjar all the Vasjar shares as security to guarantee Wescorp’s performance under the share purchase agreements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Wescorp Energy Inc. is referred to herein as “we”, “Wescorp”, “the Company” or “our Company”.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our Consolidated Financial Statements and related notes appearing elsewhere in this Form 10-QSB.

Overview

Prior to 2004, we had not generated any revenues from products, services or operations since the inception of our company. In 2004 and 2005, the Company recorded revenue from the acquired operating businesses of Flowstar, Flowray and their affiliated companies. As such, we are including herein a discussion of our updated plan of operation for the next 12 months. In addition, we are also including summary analysis and information regarding our financial condition, liquidity and capital resources.

Currently our sole source of revenue is from our subsidiary, Flowstar Technologies Inc. which produces advanced natural gas and gas liquids measurement devices based on a proprietary Digital Chart Recorder (DCR) and advanced turbine measurement technology. Flowstar DCR-based devices are self-contained, energy-efficient flow computers with turndown ratios of 40:1 or more for more precise flow measurements and volume calculations that are installed directly to the well-head. Currently, these products carry a one-year warranty and have no right of return. There is no price protection plan in place. During the quarter ended March 31, 2006, Flowstar sold approximately 72% more DCR units than the quarter ended March 31, 2005, while the average selling price decreased by about 10% versus the same quarter in 2005.

Revenue from operations for the quarter ended March 31, 2006 totaled $1,079,343 compared to $620,595 for the quarter ended March 31, 2005. Although our Flowstar division has enjoyed encouraging sales growth through 2005 and the first quarter of 2006, the Company as a whole has yet to reach profitability. During the quarter ended March 31, 2006, we experienced negative cash flows and we have funded our operations by the issuance of new equity and the assumption of short-term debt.

While we expect that sales will continue to increase over the remaining three quarters of 2006 and that we will hopefully generate operating profits in the Flowstar division within that period, cash will be required to fund the manufacture of sufficient inventory and to finance the build up of trade accounts receivable that will increase alongside sales. Consequently, forecasting our total cash requirement is difficult at this time due to the contingent nature of the timing and volume of sales we expect over that same period. As such, we intend to raise additional capital by selling new equity, incurring short-term debt, or selling part or all of our Synenco Energy Inc. shareholdings in 2006 to finance:

  The continued expansion of Flowstar operations within our current markets and into the United States
  The continuing development, pilot plant fabrication and field-testing of our Ellycrack technology (see below), and
  The potential acquisition of new technologies and related businesses which should be accretive almost immediately upon closing.

In addition to improved Flowstar sales realized in the first quarter of 2006, the market value of our Synenco Energy Inc. shares at March 31, 2006 appreciated a further 43% from December 31, 2005 year end reporting to a market value of $4,139,500.

The rapid growth we are experiencing can place considerable operational, managerial and financial strain on our Company. To ensure we succeed with our new business plan, we must proactively adhere to the following:

1.

Continue to improve, upgrade and expand business infrastructure supporting operations – Our Flowstar division is currently implementing a comprehensive customer relationship management system, enhanced training program and reporting matrix for sales professional in order to become more consultative and strategically aligned with our customers. We expect these initiatives will allow Flowstar to realize even higher customer satisfaction, more efficient product development cycles and higher capture rates within our current and expanding markets.

2.

Continue to hire, train and retain key management within Wescorp, our subsidiaries and any target company we may acquire – In 2006 we hired a new sales professional for Flowstar and plan to continue to expand our sales force. In the first quarter of 2006 we are actively recruiting personnel for key executive positions within Flowstar and Wescorp including those to oversee our Flowstar U.S. expansion.

3.

Continue to advance commercialization development programs to generate positive cash flow and earnings as soon as is practically possible – We are actively seeking value-added acquisition candidates at or near revenue generation that extend our reach into large high-growth and focused market segments. We are also actively assessing various options to accelerate the commercialization of our Ellycrack joint-venture and technology.

4.

Maintain adequate financial resources – As noted above, we intend to raise additional capital in 2006 to fund planned expansion, technology development and acquisition initiatives being considered, We are currently qualifying value-added investors and accretive sources of capital available to Wescorp if or when that funding is needed.

Our current and future opportunities for success depend to a great extent on the continued employment of and performance by senior management and key personnel at potential target companies. As we continue to grow the demands and skill sets of our senior management will change, and new executives will be hired with the skill sets and experience required in these areas. In addition, we will be seeking to add new Directors to our Board that bring significant industry knowledge and expertise in the fields we are expanding into, including the U.S. market for Flowstar, and the heavy oil upgrading market for Ellycrack. We also recognize that the increased need for corporate compliance within new regulatory reporting requirements compels us to look for new potential Board Members.

Acquisitions

In connection with the 2004 acquisition of Flowstar, the Company concluded the acquisition of 100% of the outstanding shares of Vasjar on August 19, 2004. Vasjar in turn owns five Barbadian subsidiaries including 100% of the outstanding shares of Quadra Products International Inc. (“Quadra”) and Flowstar International, Inc. (“Flowstar International”). Vasjar’s wholly-owned subsidiary Quadra owns the rights to the technology related to the DCR system. With the completion of the acquisition of Vasjar, the Company now owns all the proprietary technology originally owned by Flowray related to the DCR 900 system and other products. Quadra is planning to grant Flowstar International a license to use the technology and to manufacture, market and sell products derived from the technology, including the DCR 900 system, in all jurisdictions worldwide except Canada.

In consideration of the purchase of all the outstanding shares of Vasjar from two shareholder entities, Wescorp issued shares (and will issue additional shares) to the shareholders of Vasjar each at 50% as follows:

(a)	an aggregate 2,400,000 shares of common stock of the Company on April 28, 2004; and

(b)	up to an aggregate 2,600,000 additional shares of common stock of the Company to be issued in stages as follows:

Stage One. On or before April 1, 2005, the Company was required to issue 480,000 additional shares based on sales achieved in the 2004 calendar year; which were less than $3,000,000. Shares were required to be registered at delivery. Wescorp was not able to deliver free-trading shares on April 1, 2005, and as a result the Company was obligated to pay the Vasjar shareholders an additional 48,000 Wescorp shares for each of the months from April through September 2005 totaling 288,000 shares. These shares were delivered and accepted by the Vasjar shareholders on September 28, 2005. We may be required to issue an additional 120,000 shares related to this stage should sales targets be met for Stage Two or if Stage Three sales are more than $3,750,000. Shares are required to be registered at delivery.

Stage Two. On or before April 1, 2006, the Company was required to issue from 800,000 to 1,000,000 additional shares based on sales achieved in the 2005 calendar year; the lower figure being if sales are less than $4,500,000 and the upper figure being if sales are more than $7,500,000. Shares are required to be registered at delivery; and

Stage Three. On or before April 1, 2007, Wescorp will issue from 800,000 to 1,000,000 additional shares based on sales achieved in the 2006 calendar year; the lower figure being if sales are less than $6,000,000 and the upper figure being if sales are more than $11,250,000. Shares are required to be registered at delivery.

Any Wescorp shares not earned in a particular calendar year because sales did not achieve the upper sales target will be carried over and added to the shares to be issued in the next calendar year, subject to achievement of the next year’s escalating sales volumes.

If we fail to deliver any of the Stage 2 or 3 shares, the Company will be subject to a penalty of 10% in additional shares to be issued to the Vasjar shareholders each month of delay, with a cumulative provision. On April 1, 2006, we were not able to deliver free-trading shares called for under Stage 2, and thus we are required to pay the Vasjar shareholders an additional 48,000 Wescorp shares for each month that the shares are not delivered.

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

The delay in delivering free-trading shares which would eliminate further additional share penalties is largely attributed to setbacks we are experiencing in filing an effective registration statement with the SEC. We were unable to file a registration statement until we filed an amended Form 10-KSB for 2004. In addition amended Form 10-QSB for each of the quarters in 2005 must also be filed and are currently being prepared for filing in the second quarter of 2006.

Memorandum of Understanding to Form a Joint Venture with and Shares of Ellycrack AS

Pursuant to a letter of intent dated February 10, 2004, Ellycrack had granted the Company or its subsidiary options to acquire three separate exclusive territorial licenses in Canada, the United States and Mexico to make, use, copy, develop and exploit Ellycrack’s technology and intellectual property and to design, manufacture, market and sell products or systems derived from or utilizing Ellycrack’s technology or sublicense others to do the same in each territory.

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

As of December 31, 2005, the Company had purchased an aggregate 659,000 common shares of Ellycrack, representing 12.90% of Ellycrack's outstanding shares (259,000 shares in consideration of $123,129 and 400,000 shares in exchange for 300,000 shares of our common stock issued to Ellycrack). In January 2006, we purchased an additional 65,000 common shares of Ellycrack bringing our current equity interest to 13.45% . Additionally, the MOU provides an option for the Company to increase its equity interest up to 20% of Ellycrack's outstanding shares via a combination of purchase and share swap.

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

We have since made various improvements to core technology within the Ellycrack process in the third quarter of 2005 in order to optimize it for the pilot plant and subsequent commercial applications. As a result of those improvements, we scheduled tests for several major energy producers who have requested a demonstration of the Ellycrack process for possible consideration within their field operations as a commercial application. Those improvements and tests were very successful resulting in a significant increase in the process’ upper limit of API upgrading. To date, we have hired an engineering firm to prepare the design for a 50 to 200 barrel a day pilot plant utilizing the Ellycrack technology which was completed in the first quarter of 2006. The complete costing and fabrication of the pilot plant is in process, with the estimated completion to be in mid 2006. In addition, we have also hired an engineer to act as project manager for pilot plant fabrication and to oversee Ellycrack related operations.

At the time of this filing we are in the process of converting the above mentioned MOU into a formal joint venture agreement.

Plan of Operation for the Next Twelve Months

The increase we realized in Flowstar sales during the first quarter of 2006 over the same quarter of 2005 is an indication that we are starting to generate stronger growth that management hopes will result in operating profits for the Flowstar division in the 2006 fiscal year. However, our future operations and expansion are dependent on identifying and securing additional long-term or permanent equity financing; enjoying the continued support of creditors and shareholders; and ultimately achieving profitability in all facets of our operations. There can be no assurances that we will be successful in these regards, which would significantly affect our ability to execute our revised business plan. We will continue to evaluate projected expenditures relative to available cash and seek additional means to finance operations to meet our internal and external growth as new capital is required.

During the year ended December 31, 2004, we integrated the operations of Flowstar and Flowray into our corporate structure and prepared a comprehensive updated plan to capitalize on the competitive advantages of the DCR technology in Canada. In 2005, we successfully integrated this plan by setting up an experienced sales team and establishing a sales office in Calgary, Alberta, which hosts the largest single concentration of oil/gas company head offices in North America. This allowed the Company to achieve higher sales for the year and sales increases from prior periods. This trend has continued with Flowstar having higher sales in the first quarter of 2006. Over the next several months, Management will finalize a plan of action to manufacture and distribute the DCR product line throughout North America.

As part of our business development efforts, Flowstar continues to become more deeply involved with industry organizations and in particular those focused on the upstream measurement market. With that in mind our Flowstar Technologies Inc. is an active member of the Industry Measurement Group, a non-profit organization comprised of corporations with a common interest in issues affecting measurement within the petroleum industry (“IMG”). Included within IMG are measurement specialists, operating companies, service providers, regulators, production accountants and consultants among others. In March 2006, Flowstar participated in a trade event hosted by the Canadian School of Hydrocarbon Measurement (“CSHM”), which is affiliated with The University of Texas continuing Education program PETEX. The CSHM event titled “Getting it right the first time” focused on hydrocarbon measurement accounting compliance. We also participated in the Instrumentation, Systems, and Automation Society (“ISA”) technical conference held in Edmonton in April 2006. ISA is a United States based organization setting global standards for and certifying professionals involved in the industrial automation industry. In May 2006, we will be participating and exhibiting at the Gas City Petroleum Show in Medicine Hat Alberta, and in June 2006 we’ll be participating in the Global Petroleum Show in Calgary, Alberta.

In the past twelve months, we made significant advancements in the design and engineering of our Ellycrack technology with contributions from an engineering firm we retained to provide related services to our joint-venture. Based on these engineering advancements, we will undertake to build a pilot plant facility to test the technology in a controlled field testing setting to more accurately define critical operating parameters for commercial applications. Once those parameters are established, it will allow us to modify the original engineering and design plans in order to optimize manufacturing and units processing for subsequent applications of the technology within commercial upgrading facilities.

To date, our operations have been funded by a combination of short-term debt and equity financing. In the event that we do not achieve positive cash flow by the end of fiscal 2006, we will be relying on debt and equity financings to provide our Company sufficient capital to continue our development and operational plans. We may also liquidate all or part of our investment in Synenco Energy Inc. shares to raise additional capital. There can be no assurance that the growth we have been experiencing will continue, which would have a significant affect on the financial condition of our Company and our ability to effectively implement the proposed business plan for Flowstar and Ellycrack.

Over the next 12 months, we plan to closely monitor and implement solutions to manage our proposed future growth. Those monitoring efforts will include:

1.

Retaining key management and employees with an emphasis on providing proper training and ongoing professional development to ensure we are current with the latest advancements and development that affect our target markets and industries.

2.	Identifying further potential markets for our current products and those under development to ensure we optimize revenue that generates enhanced profits, positive cash flows and shareholder value.

3.	Identifying value-added acquisition candidates to further enhance revenue, profitability, cash-flow and shareholder value within highly-levered high growth energy-related markets.

Currently, cash on hand is our only source of liquidity. We cannot provide any assurance that we will be able to reach a level of operations within our Flowstar division to finance our day-to-day activities. Although we do not have any lending arrangements in place with banking or financial institutions, we intend to secure conventional bank financing for Flowstar once we redeem or affect the conversion all outstanding convertible debentures to equity as noted herein. We are also currently in the process of arranging financing for our 2006 operations and investment plan. As part of our overall investment objectives we intend to acquire and develop one or more technologies in 2006. It is hoped that any potential acquisitions would also contribute to our current revenue and cash flow streams immediately after the acquisition. Our total anticipated funding requirement for 2006 is estimated to be approximately $15 million.

We believe that with completion of our proposed financing, our cash balances will be sufficient to carry on normal operations for the next twelve months and meet any cash requirements that may be needed for target investments or acquisitions. To the extent that we require additional funds to support our operations or the expansion of our business, we may sell additional equity or issue debt, or we may sell part or all of our Synenco Energy Inc. shareholdings. Any sale of additional equity securities, if undertaken, will result in dilution to our stockholders. There can be no assurance that additional financing, when required, will be available to our company or on acceptable terms.

We anticipate that the only major purchases of capital assets in the next 12 months will be the building of the Ellycrack pilot plant, the expansion of Flowstar operations into the United States, and the potential acquisition of one or more new businesses/technologies. However, there may be additional purchases of office equipment and shop equipment for Flowstar. Also, Flowstar will be conducting research and development in its ongoing program to maintain the competitive advantage of its products.

Wescorp’s current corporate employee count has increased with the recent hiring of an additional salesman for Flowstar in the Calgary office and now stands at twenty three. Additionally, there may be services that Wescorp will contract out for, given the specialized nature of the business of Flowstar. With the change in our business plan, we anticipate that any change in capital assets, research and development and employees would be subject to change in any targeted operating business that we may acquire, including that of Flowstar and Ellycrack.

Results from Operations – 2006 Compared to 2005

Three Months Ended March 31, 2006 Compared to Three Months Ended March 31, 2005

Revenues

Revenues during the quarter ended March 31, 2006 were over $1,079,000, compared to approximately $621,000 for the quarter ended March 31, 2005, an increase of over $458,000 (roughly 73.8%) . This increase can be attributed to the growing market acceptance of the DCR systems sold by Flowstar, increased marketing of the Flowstar products, and strengthening of the Canadian dollar. Sales coverage for the Flowstar DCR systems has been improved through the hiring of additional direct sales staff and increased exposure to the upstream measurement community. In addition, Flowstar has been focusing its sales efforts by identifying applications and markets where the DCR system has advantages over competing products.

Cost of Sales

As a percentage of revenues, cost of sales for the quarter ended March 31, 2006 increased slightly to 52.5% versus 49.5% for the quarter ended March 31, for 2005. This deterioration in the gross margin is directly attributable to market conditions which have forced us reduce prices slightly to ensure our products are priced in line with our competitors.

Expenses

Operating expenses for the quarter ended March 31, 2006 were $1,094,504 versus $988,760 for the quarter ended March 31, 2005, an increase of $106,000. Expansion of our Ellycrack and Flowstar operations were the principal reasons for this increase. The largest increases in our operating expenses were in engineering expenses for the Ellycrack pilot plant, and wages and benefits as explained below.

Additional staff was hired to fill the management positions of Project Manager for the Ellycrack pilot plant, Vice President of Investor Relations and Communications and Corporate Controller, positions which did not exist at March 31, 2005. In addition, the Company’s Chief Financial Officer is now being paid as an employee as opposed to a consultant in 2005. The Company has also hired administration staff necessary to support the operations of Flowstar and enhance internal controls. As a result, wages and benefits were $350,782 during the quarter ended March 31, 2006 versus $156,313 during the quarter ended March 31, 2006, an increase of approximately $194,000.

Engineering of the Ellycrack pilot project didn’t start until the third quarter of 2005 and as a result, costs of approximately $126,000 were incurred during the quarter ended March 31, 2006 with no corresponding cost during the quarter ended March 31, 2005. Also, included in the new compensation package for the Chief Executive Officer were stock options which did not exist during the quarter ended March 31, 2005. Thus, the Company incurred approximately $22,000 in stock based compensation during the quarter ended March 31, 2006 with no corresponding cost during the quarter ended March 31, 2005.

Travel expenses during the quarter ended March 31, 2006 increased by approximately $21,000 versus the quarter ended March 31, 2005, a direct result of the increased activity in the Ellycrack project and additional marketing of both Wescorp and Flowstar in international markets. Similarly, the increase in office expenses of $6,000 during the quarter ended March 31, 2006 versus the quarter ended March 31, 2005 were directly related the expansion of the Flowstar and Ellycrack operations. Additionally, we incurred interest expenses of approximately $55,000 on our debentures during the quarter ended March 31, 2006 with no corresponding cost during the quarter ended March 31, 2005.

Depreciation expense for the quarter ended March 31, 2006 was $26,043 versus $13,419, an increase of just under $13,000. This increase was due to assets acquired during the last nine months of 2005 and the first three months of 2006 to support the expanded Flowstar operations. Further, the increase in our asset base contributed to an increase in commercial insurance premiums of approximately $16,000 for the quarter ended March 31, 2006 compared to the quarter ended March 31, 2005.

The above increases were offset by a substantial decrease in consulting fees for the current quarter of approximately $74,000 less than those incurred 2005. This decrease was caused by the expiration of consulting contracts which were not renewed in 2006. In addition, 2006 results reflect approximately $191,000 less in interest, finance and bank charges as a direct result of the 2005 figures including the cost of a finder’s fee in relation to the debenture financing secured during 2005. As well, legal and accounting costs decreased by just under $74,000 compared to the corresponding period of 2005. Last year’s figures for legal and accounting were adversely affected by legal fees incurred to defend the Baum litigation, as well as legal and other professional fees related to the private placement of the debentures. The decrease of close to $28,000 for research and development in the current year compared to 2005 is a direct result of deferring new developments in the Flowstar product line to the latter part of 2006.

Net Loss

The net loss for the quarter ended March 31, 2006 of $583,007 compared to a net loss of $675,392 for 2005 is due to the net effect of the increase in gross profit of approximately $199,000 offset by an overall increase of approximately $106,000 in operating expenses as explained above.

Liquidity and Capital Resources – 2006 Compared to 2005

From inception, we have been dependent on investment capital and debt financing from our shareholders as our primary source of liquidity. Prior to our acquisition of Flowstar in 2004 we had not generated any revenue or income from our operations. To March 31, 2006, we have generated revenues from operations of $4,631,000 (comprised of $1,079,000 for the three months ended March 31, 2006 and $2,324,000 and $1,228,000 for the years ended December 31, 2005 and 2004, respectively). We had an accumulated deficit at March 31, 2006 of $15,911,761.

Our cash position at March 31, 2006 increased to $417,080 from the $368,914 balance we had at March 31, 2005.

We used cash in operations of approximately $790,000 in the first three months of 2006 compared to cash used in operations of just over $41,000 during the same period in 2005. Approximately $470,000 of this amount was used to fund the increased accounts receivable and inventory levels that are necessary to support the higher level of activity in the Flowstar operations. In our efforts to maintain good supplier relationships we did not rely on accounts payable as a source of funding to the same degree we did in 2005. As a result, the positive impact our trade payables had on our cash flows at March 31, 2006 was not as great as it was at March 31, 2005.

We also had a net outflow of cash of approximately $158,000 from investing activities for quarter ended March 31, 2006, which consisted of the purchase of plant and equipment of about $8,000 (March 31, 2005 - $7,000), and we used $150,000 in cash for the purchase of shares in Ellycrack (March 31, 2005 - $75,000).

The net cash used in operating and investing activities was financed with approximately $743,000 from financing activities for the quarter ended March 31, 2006. The cash flow from financing activities was primarily a result of the issuance of stock net of shares issued for services in the amount of close to $117,000 (March 31, 2005 – 270,000), cash received on the exercise of warrants for which shares were not yet issued in the amount of just under $678,000 ( March 31, 2005 – nil) and the funding of approximately $30,000 for a share subscription receivable (March 31, 2005 – nil). In the quarter ended March 31, 2006 we incurred debt of about $4,000 relating to unpaid remuneration for our Chief Executive Officer (2005 – nil). Results for first quarter of 2005 also reflected a positive cash flow of $200,000 related to proceeds from convertible debentures which were issued subsequent to March 31, 2005. During the three months ended March 31, 2006 we had to repay convertible debentures in the amount of $77,000 (2005 - $nil) and debt in the amount of just over $8,000 (2005 - $3,000). In the first quarter of 2005 we made payments of almost $45,000 on the amounts due to a shareholder in order to extinguish that debt.

At March 31, 2006, we had current assets totaling approximately $2,577,000 compared to $1,490,000 at March 31, 2005. This increase is a direct result of the positive cash flow described above and management’s decision to increase inventory levels to support the increased business activities of Flowstar. Our investment in property and equipment at the end of the first quarter of 2006 increased to almost $192,000 compared to the $100,000 reported in the fist quarter of 2005, reflecting the expansion of our Flowstar business. The increase in investments to approximately $4,085,000 at March 31, 2006 from the March 31, 2005 balance of $994,000 was a direct result of being able to reflect the investment in Synenco at March 31, 2005 market values now that

Synenco became publicly traded. The reduction in our technology is due to the amortization of this asset over its estimated useful life of approximately eight years.

The Company had $5,557,000 in current liabilities at March 31, 2006 compared to $3,808,435 at March 31, 2005. Part of the increase can be attributed to additional trade payables and financing required to sustain the higher level of activity in the operations of Flowstar and Ellycrack, resulting in an increase of approximately $302,000 when compared to the March 31, 2005 figures. To support current operations net funding of just over $1,475,000 in the form of short-term convertible debentures was still on the books at March 31, 2006 while we had only received $200,000 of that financing as at March 31, 2005. In addition, the current portion of debt increased by $181,000 at March 31, 2006 versus March 31, 2005.

We had long-term liabilities of $502,000 at March 31, 2006 compared to $848,000 at March 31, 2005.

Off-Balance Sheet Arrangements

We have never entered into any off-balance sheet financing arrangements and have not formed any special purpose entities. We have not guaranteed any debt or commitments of other entities or entered into any options on non-financial assets.

Business Risks and Uncertainty

Wescorp is exposed to a number of risks in the normal course of business that have the potential to adversely affect our business, financial condition and results of operations. We seek to avoid unnecessary risk and initiate policies and processes to limit any significant risk as much as practical. Many of the risks that may affect our performance are outlined within other sections of this Quarterly Report and in our Annual Report Form 10-KSB for 2005, and include those outlined below.

Financing

Our operations to date have been funded by debt and equity financing. In the event that we do not achieve positive cash flow we will be relying on debt and equity financings as sources of funding in order to provide our Company with sufficient capital to continue our development and operational plans. There can be no assurance that we will be able to obtain adequate financing in the future which would significantly affect the financial condition of our Company and our ability to effectively implement the proposed business plans.

Fair Values

The carrying values of cash, accounts receivable, accounts payable and accrued liabilities approximate their fair value due to the relatively short periods to maturity of the instruments.

Credit Risk

At March 31, 2006, no customer represented a significant percentage of total accounts receivable. The Company does not obtain collateral or other security to support financial instruments subject to credit risk but mitigates this risk by dealing with financially sound counterparties and, accordingly, does not anticipate significant loss for non-performance.

Foreign Exchange Risk

The Company’s reporting currency is the United States dollar. The Company’s functional currency for its subsidiary Flowstar is the Canadian dollar. The Company does not use derivative instruments to mitigate the effects of foreign exchange changes between the recording date of accounts receivable and accounts payable denominated in Canadian dollars and the settlement date of those transactions. These transactions are short-term in nature and therefore the effect of the foreign exchange changes has not been significant. Foreign exchange gains and losses related to the activities of Flowstar are included in other comprehensive income as they occur.

Regulatory Risks

We are subject to various laws, regulations, regulatory actions and court decisions that may have negative effects on our Company. Related changes in the regulatory environment imposed upon us could adversely affect our ability to operate in certain jurisdictions or to meet certain corporate objectives. There can be no assurance that regulatory bodies within foreign jurisdictions will not adopt laws or regulatory requirements that could adversely affect our Company.

Competition

The market for flow metering devices and heavy-oil upgrading technology is expected to remain highly competitive. While we believe our products are unique and have adequate patent protection for the underlying technologies, there can be no assurance that competitors will not emerge in the near to medium term with comparable products or technologies. There are several large companies involved in gas flow metering and heavy oil upgrading technology with larger more established sales and marketing organizations, technical staff and financial resources. It is our intention to establish marketing and distribution partnerships or alliances with several of these companies but there can be no assurance that such alliances will be formed.

Dependence On A Market That Has Historic Volatility

Our products are sold into the oil and gas industry which historically has realized significant shifts in activity and spending due to fluctuations in commodity prices. Our revenues are primarily dependant upon spending by oil and gas producers, therefore a reduction in spending by producers can have a materially adverse effect on our business, financial conditions and results of operations.

Liability Risks

We are subject to a variety of potential liabilities connected to our technology development and business operations. Although we have obtained insurance against certain of these risks, no assurance can be given that such insurance will be adequate to cover related liabilities or will be available in the future or, if available, that premiums will be commercially justifiable. If we were to incur any substantial liability and related damages were not covered by our insurance or exceeded policy limits, or if we were to incur such liability at a time when we are not able to obtain liability insurance, our business, financial conditions and results of operations could be materially adversely affected.

Dependence On Key Personnel

The success of our Company is dependent on the performance of executive management and key personnel in the areas of finance, product development, sales and marketing. There is intense competition for qualified personnel and there can be no assurance that we will be able to attract and retain qualified personnel to execute our revised business plan. The failure to attract or loss of any such personnel could adversely affect the success of our business for the period of time required to recruit any replacement.

Management Of Growth

Rapid growth places a significant strain on our financial, operational and managerial resources. While we engage in strategic and operational planning to adequately manage anticipated growth, there can be no assurance that our Company will be able to implement and subsequently improve operations and financial systems successfully and in a timely manner to fully manage our growth. There can be no assurance that our Company will be able to manage its growth and any inability to successfully manage growth successfully could materially adversely affect our business, financial condition and results of operation

Recent Accounting Pronouncements

In February 2006, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 155, “Accounting for Certain Hybrid Financial Instruments-an amendment of FASB Statements No. 133 and 140”, to simplify and make more consistent the accounting for certain financial instruments. SFAS No. 155 amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, to permit fair value remeasurement for any hybrid financial instrument with an embedded derivative that otherwise would require bifurcation, provided that the whole instrument is accounted for on a fair value basis. SFAS No. 155 amends SFAS No. 140, “Accounting for the Impairment or Disposal of Long-Lived Assets”, to allow a qualifying special-purpose entity to hold a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 applies to all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006, with earlier application allowed. We do not expect the adoption of this statement will have a significant effect on our future reported financial position or results of operations.

In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". This statement requires all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable, and permits for subsequent measurement using either fair value measurement with changes in fair value reflected in earnings or the amortization and impairment requirements of Statement No. 140. The subsequent measurement of separately recognized servicing assets and servicing liabilities at fair value eliminates the necessity for entities that manage the risks inherent in servicing assets and servicing liabilities with derivatives to qualify for hedge accounting treatment and eliminates the characterization of declines in fair value as impairments or direct write-downs. SFAS No. 156 is effective for an entity's first fiscal year beginning after September 15, 2006. This adoption of this statement is not expected to have a significant effect on our future reported financial position or results of operations.

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

PART 1I – DESCRIPTION OF BUSINESS

Since 2003 Wescorp has focused on identifying and making strategic early investments in oil and gas related businesses participating in sectors that are beginning to grow in importance with large emerging market opportunities that have yet to be fully exploited. We primarily acquire, actively develop, and commercialize innovative technologies that improve the management, environmental and economic performance of field operations for conventional and unconventional energy producers. We prefer investments where we can control the intellectual property of technologies that have emerged from research and initial development and are essentially market-ready. We also acquire companies formed by inventors with more than one technology product being developed, and that can benefit from the financial, technical, and business development expertise of our management to bring those products to market in a meaningful manner after they have been fully developed. We further intend to license or form third-party commercial partnerships based on acquired technologies as a means to accelerate growth beyond the early-stage of commercialization on a cost-effective basis within global markets. Our goal is to generate enhanced capital appreciation for our shareholders by continuing to acquire, develop, and commercialize timely effective product solutions and/or strategic investment opportunities that generate real returns with above-average cash flow and margins.

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

In June 2003 we entered into an agreement to purchase 100% of the outstanding shares of two companies, Flowstar Technologies Inc. (“Flowstar”) and Flowray Inc. (“Flowray”) which was subsequently amended in January 2004. On March 31, 2004, Wescorp, through our Alberta subsidiary 1049265 Alberta Ltd., completed the acquisition of 100% of the outstanding shares of Flowstar and Flowray. Flowstar and Flowray were legally amalgamated on December 31, 2004 into one company that continued under the name Flowstar Technologies Inc.

In connection with the acquisition of Flowstar, the Company also concluded the acquisition of 100% of the outstanding shares of Vasjar Trading Inc., a British Virgin Islands company (“Vasjar”) on August 19, 2004. Vasjar in turn owns five Barbadian subsidiaries including 100% of the outstanding shares of Quadra Products International Inc. (“Quadra”) and Flowstar International, Inc. (“Flowstar International”). Vasjar’s wholly-owned subsidiary Quadra owns the rights to the technology related to the DCR system. Flowstar, Flowray, Vasjar and its subsidiaries, (collectively referred to as the “Flowstar Group”) are involved in the natural gas flow measurement and service industry in North America.

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

  Fuel gas – to measure gas consumption of pipeline compressors

During 2003 and 2004, we purchased 259,000 shares of Ellycrack AS, a private technology research and development company based in Florø, Norway (“Ellycrack”). In September, 2004 we purchased an additional 400,000 treasury shares of Ellycrack by issuing 300,000 shares of Wescorp common stock to Ellycrack resulting in an equity interest in Ellycrack of 12.90% . In January 2006 we purchased an additional 65,000 shares of Ellycrack bringing our current equity interest to 13.45%

Also in 2004, we entered into a Memorandum of Understanding (“MOU”) to form a 50/50 joint venture with Ellycrack. At the time of this filing we are in the process of preparing a formal joint venture agreement that is based on the terms and conditions outlined in the MOU. The joint venture agreement will provide Wescorp a 50% interest in the worldwide rights to use and benefit from the commercial application of Ellycrack’s VISCOSITOR technology and intellectual property.

The VISCOSITOR is a low energy (low cost) heavy oil upgrading process which is self sustained by fuel produced by the process itself. This technology primarily upgrades the quality of heavy oil by producing lighter, more valuable synthetic grades of crude oil which dramatically improves the economics of heavy-oil production and transportation projects. It also has various environmental benefits, is a low cost alternative for small and mid-sized heavy oil field production and provides enhanced economies of scale for larger heavy oil production and processing projects. All research and development for the VISCOSITOR was carried out in cooperation with one of Norway’s biggest research organizations, SINTEF ENERGY RESEARCH A/S at the Norwegian Institute of Technology in Trondheim, Norway. Subsequent improvements to optimize the process were contributed by Wescorp, Ellycrack and an engineering firm engaged to provide design and engineering services to the pending joint~~-~~venture.

Primary features and benefits of this technology include but are not limited to

  Converting kinetic energy to required temperatures at the molecular level to crack heavy oil – requires lower ambient temperature and atmospheric pressure to significantly reduce capital and energy costs
  Colliding atomized oil and active steam with fluidized sand at high velocity to crack oil without additional catalysts or hydrogenation – output remains stable and does not repolymerize after processing to retain the added value of upgrading
  Generating coke by-product from cracking as the primary fuel for all unit operations – process requires very little energy input and generates significantly more energy than is required to potentially drive onsite electricity or steam co- generating capacity
  Raising the API of processed oil from 6° to 28° in a single pass and over 30° with medium grade feedstock – raising significantly the value of processed oil and reducing heavy oil differentials of pricing relative to world benchmarks

As part of the joint-venture agreement being prepared with Ellycrack, Wescorp must pay for the design modifications, construction and field testing of a pilot plant to be fabricated in Canada. Subsequent to that benchmark being achieved, all future costs associated with commercial applications of VISCOSITOR technology will be shared equally by Wescorp and Ellycrack. We expect to substantially increase our investment in developing this technology for commercial launch throughout 2006.

On February 16, 2006 we announced that the engineering phase of the patented Ellycrack heavy oil upgrader pilot plant has been completed and are now moving to fabricate the plant in Canada. Final design contributions and engineering services were provided by a major international engineering company with over 40 years of combined tar-sands, heavy oil and upgrader project experience. Pilot plant fabrication will be overseen by our newly appointed Ellycrack joint-venture project manager. Completion of the engineering stage is the direct result of having undertaken an extended period of testing through the latter half of 2005 which resulted in design modifications that allowed us to significantly improve the upgrading capabilities of the Ellycrack process as outlined above. The extended design and testing period allowed us to optimize the process to where it can now upgrade heavy oil to over 30 degrees API. That enhanced upgrading capacity has in turn also expanded the scope of commercial applications being considered for the process which we demonstrated for several energy producers in that testing period, with particular attention paid to demonstrating:

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

PART III – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended March 31, 2006, the Company issued 2,208,654 shares of common stock for total proceeds of $773,029. These shares were issued on the exercise of warrants at an exercise price of $0.35 per share. The warrants were issued as part of a private placement dated December 17, 2003 to accredited investors outside the United States in reliance upon an exemption from registration under Regulation S of the Securities Act of 1933, as amended. (See Form 8-K filed December 18, 2003)

Also during the three months ended March 31, 2006, the Company received proceeds of $269,500 on the exercise of additional warrants at an exercise price of $0.35 per share pursuant to a private placement dated December 17, 2003 to accredited investors outside the United States in reliance upon an exemption from registration under Regulation S of the Securities Act of 1933, as amended (See Form 8-K filed December 18, 2003. Share certificates for the exercise of these warrants have not been issued as at the date of this report

We also received proceeds of $235,328 on the exercise of warrants at an exercise price of $0.15 per share pursuant to a loan agreement with a Company director dated January 28, 2003 (See Form 8-K filed April 23, 2003), and $95,000 on the exercise of warrants at an exercise price of $0.50 per share pursuant to a private placement dated March 15, 2004 to accredited investors outside the United States in reliance upon an exemption from registration under Regulation S of the Securities Act of 1933, as amended (See Form 8-K filed April 14, 2004). Share certificates for the exercising of these warrants have not been issued as at the date of this report.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our security holders during the three months ended March 31, 2006.

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

Pursuant to Rule 601 of Regulation SB, the following exhibits are included herein or incorporated by reference.

Exhibit
Number	Description

2.1.13*	Share Purchase Agreement dated as of January 14, 2004 between the Company and the Trustee of the Epitihia Trust. (Incorporated by reference to Form 8-K/A filed on May 12, 2004).

2.1.14*	Share Purchase Agreement dated as of January 14, 2004 between the Company and the Trustee of the Abuelo Trust. (Incorporated by reference to Form 8-K/A filed on May 12, 2004).

2.1.15*	Amending Agreement dated as of June 16, 2004 between the Company and the Trustee of the Epitihia Trust. (Incorporated by reference to Form 10QSB filed on September 26, 2004).

2.1.16*	Amending Agreement dated as of June 16, 2004 between the Company and the Trustee of the Abuelo Trust. (Incorporated by reference to Form 10QSB filed on September 26, 2004).

2.1.17*	Hypothecation Agreement dated as of July 6, 2004 between the Company, the Trustee of the Epitihia Trust and Yearwood & Boyce. (Incorporated by reference to Form 10QSB filed on September 26, 2004).

2.1.18*	Hypothecation Agreement dated as of July 6, 2004 between the Company, the Trustee of the Abuelo Trust and Yearwood & Boyce. (Incorporated by reference to Form 10QSB filed on September 26, 2004).

3.1.5*	Restated Articles of Incorporation of Wescorp Energy Inc filed February 17, 2004. (Incorporated by reference to Form 8-K filed on April 13, 2004).

16.1*	Letter from Williams & Webster, P.S. (Incorporated by reference to Form 8-K filed on February 17, 2006).

21.1*	Schedule of Subsidiaries of Wescorp Energy Inc. (Incorporated by reference to Form 10-KSB/A filed on May 13, 2004).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1*	Press release announcing appointment of Robert Martin Nicolay to Wescorp Board of Directors. (Incorporated by reference to Form 8-K filed on May 1, 2006).

*Previously filed

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 11th day of May, 2006.

WESCORP ENERGY INC.

Date: May 11, 2006	By:	/s/ Douglas Biles
Douglas Biles, Chief Executive Officer and Director

	By:	/s/ Terry Mereniuk
Terry Mereniuk, Chief Financial Officer and Director