Form 10QSB/A
period 2006-03-31
WESCORP ENERGY INC
filed 2006-05-17
CIK 1069489

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB /A
Amendment No. 1

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

EXPLAINATION OF CHANGE

The original 10-QSB for the quarter ended March 31, 2006 filed on May 15, 2006 inadvertently omitted the line disclosing the basic and diluted loss per share on the consolidated statements of operations.

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

WESCORP ENERGY INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended March 31,
	2006	2005
	(Unaudited)	(Unaudited)

REVENUES	$1,079,343	620,595

COST OF SALES	566,867	307,227

GROSS PROFIT	512,476	313,368

EXPENSES
Wages and benefits	350,782	156,313
Amortization of technology	129,162	128,451
Engineering expenses for pilot plant	125,554	-
Consulting	124,754	199,227
Office	79,665	74,087
Interest on debentures	54,726	-
Legal and accounting	54,164	106,672
Advertising and investor relations	44,078	44,677
Travel	42,529	21,131
Insurance	38,420	22,830
Depreciation and amortization	26,043	13,419
Stock-based compensation (Note 13)	22,300	-
Interest, finance and bank charges	2,327	193,604
Research and development	-	28,349
TOTAL OPERATING EXPENSE	1,094,504	988,760

LOSS FROM OPERATIONS	(582,028)	(675,392)

OTHER EXPENSE
Foreign currency translation loss	(979)	-
TOTAL OTHER EXPENSE	(979)	-

NET LOSS	$(583,007)	$(675,392)

BASIC AND DILUTED LOSS PER SHARE	$(0.01)	$(0.02)

WEIGHTED AVERAGE NUMBER COMMON SHARES
OUTSTANDING - BASIC AND DILUTED	40,300,324	33,329,668

The accompanying notes are an integral part of these financial statements.

WESCORP ENERGY INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

					Funds		Accumulated
	Common Stock				Received		Other	Total
	Number		Additional	Subscription	for Exercise	Accumulated	Comprehensive	Stockholders'
	of Shares	Amount	Paid-in Capital	Receivable	of Warrants	Deficit	Income	Equity

Balance, December 31, 2005	38,304,686	$3,830	$15,450,433	$(37,272)	$852,392	$(15,328,753)	$1,596,792	$2,537,422

Warrants exercised at $0.35 per share	2,208,654	221	772,808	-	(656,362)	-	-	116,667
Cash received for share subscriptions receivable	-	-	-	29,772	-	-	-	29,772
Foreign currency translation gain	-	-	-	-	-	-	38,858	38,858
Unrealized gain on available-for-sale securities	-	-	-	-	-	-	1,064,746	1,064,746
Stock-based compensation	-	-	22,300	-	-	-	-	22,300
Proceeds received from exercise of warrants prior to issuance	-	-	-	-	677,687	-	-	677,687
Net loss	-	-	-	-	-	(583,007)	-	(583,007)

Balance, March 31, 2006 (Unaudited)	40,513,340	$4,051	$16,245,541	$(7,500)	$873,717	$(15,911,760)	$2,700,396	$3,904,445

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

*Previously filed

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 16th day of May, 2006 .

WESCORP ENERGY INC.

Date: May 16, 2006	By:	/s/ Douglas Biles
Douglas Biles, Chief Executive Officer and Director

	By:	/s/ Terry Mereniuk
Terry Mereniuk, Chief Financial Officer and Director