Form 10QSB/A
period 2005-06-30
WESCORP ENERGY INC
filed 2006-08-09
CIK 1069489

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

Authorized share capital of the registrant as of August 12 2005, was 250,000,000 common shares, par value of $0.0001, and 50,000,000 preferred shares, par value of $0.0001

The Company recorded revenue of $431,428 for the quarter ended June 30, 2005.

FORWARD-LOOKING STATEMENTS

THIS QUARTERLY REPORT ON FORM 10-QSB/A CONTAINS PREDICTIONS, PROJECTIONS AND OTHER STATEMENTS ABOUT THE FUTURE THAT ARE INTENDED TO BE "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED (COLLECTIVELY, "FORWARD-LOOKING STATEMENTS"). FORWARD-LOOKING STATEMENTS INVOLVE RISKS AND UNCERTAINTIES. A NUMBER OF IMPORTANT FACTORS COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE IN THE FORWARD-LOOKING STATEMENTS. IN ASSESSING FORWARD-LOOKING STATEMENTS CONTAINED IN THIS QUARTERLY REPORT ON FORM 10-QSB/A, READERS ARE URGED TO READ CAREFULLY ALL CAUTIONARY STATEMENTS – INCLUDING THOSE CONTAINED IN OTHER SECTIONS OF THIS QUARTERLY REPORT ON THIS FORM 10-QSB/A. AMONG SAID RISKS AND UNCERTAINTIES IS THE RISK THAT THE ELLYCRACK TECHNOLOGY MAY NOT BE TECHNICALLY EFFECTIVE OR COST EFFECTIVE IN THE MARKETS TARGETED BY MANAGEMENT; THAT THE COMPANY WILL NOT COMPLETE ANY OTHER SUITABLE ACQUISITIONS, THAT ITS MANAGEMENT IS ADEQUATE TO CARRY OUT ITS BUSINESS PLAN AND THAT THERE WILL BE ADEQUATE CAPITAL; IN ADDITION, IF SAID ACQUISITIONS ARE COMPLETED THEY MAY BE UNSUCCESSFUL FOR TECHNICAL, ECONOMIC OR OTHER REASONS.

CURRENCIES

All amounts expressed herein are in US dollars unless otherwise indicated.

ITEM 1. FINANCIAL STATEMENTS

PART I - FINANCIAL INFORMATION

WESCORP ENERGY INC.
CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2005	2004
	(restated)
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and equivalents	$1,003,443	$48,428
Cash trust accounts	-	1,970
Accounts receivable	368,313	622,657
Inventory	723,141	510,193
Prepaid expenses	117,552	14,706
Note receivable	272,456	-
TOTAL CURRENT ASSETS	2,484,905	1,197,954

PROPERTY AND EQUIPMENT, net	98,839	105,838

OTHER ASSETS
Investments	993,648	918,648
Technology, net	3,468,163	3,725,064
Deposits	13,948	39,273
TOTAL OTHER ASSETS	4,475,759	4,682,985

TOTAL ASSETS	$7,059,503	$5,986,777

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$1,131,442	$914,628
Other liabilities	265,879	265,786
Note payable, related party, net of unamortized discount	-	1,979,593
Due to shareholders	-	44,836
Deposit equity	1,924,681	-
Convertible debentures	1,552,319	-
TOTAL CURRENT LIABILITIES	4,874,321	3,204,843

LONG-TERM LIABILITIES
Other liabilities	844,515	851,572
TOTAL LONG-TERM LIABILITIES	844,515	851,572

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' EQUITY
Preferred stock, 50,000,000 shares authorized, $0.0001
par value; no shares issued	-	-
Common stock, 250,000,000 shares authorized, $0.0001
par value; 36,597,186 and 35,017,615 shares
issued and outstanding, respectively	3,660	3,501
Additional paid-in capital	13,950,979	13,081,137
Subscription receivable	(62,272)	-
Accumulated other comprehensive income (loss)	(310,623)	(378,641)
Accumulated deficit	(12,241,077)	(10,775,635)
TOTAL STOCKHOLDERS' EQUITY	1,340,667	1,930,362

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY	$7,059,503	$5,986,777

The accompanying notes are an integral part of these financial statements.

WESCORP ENERGY INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(restated)		(restated)
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

REVENUES	$431,428	$200,109	$1,052,022	$200,109

COST OF SALES	213,466	100,311	520,693	100,311

GROSS PROFIT	217,962	99,798	531,329	99,798

EXPENSES
Consulting	111,018	223,133	310,245	421,817
Advertising and investor relations	64,772	67,995	109,449	122,408
Legal and accounting	40,149	215,680	146,821	264,077
Wages and benefits	200,575	(1,180)	356,888	40,123
Office	50,401	41,627	124,488	41,627
Insurance	35,845	-	58,675	-
Travel	61,270	58,582	82,401	60,840
Depreciation	10,590	10,700	24,009	10,700
Amortization of technology	128,451	-	256,902	-
Research and development	16,502	-	44,851	-
TOTAL OPERATING EXPENSES	719,573	616,537	1,514,729	961,592

LOSS FROM OPERATIONS	(501,611)	(516,739)	(983,400)	(861,794)

OTHER INCOME (EXPENSES)
Interest and bank charges	(7,507)	(48)	(8,643)	(48)
Interest to shareholders and related parties	-	(66,027)	-	(129,768)
Interest on debentures	(77,140)	-	(77,140)	-
Financing costs	-	-	(192,468)	-
Beneficial conversion interest	(207,000)	-	(207,000)	-
Interest income	3,209	-	3,209	-
TOTAL OTHER INCOME (EXPENSES)	(288,438)	(66,075)	(482,042)	(129,816)

LOSS BEFORE INCOME TAXES	(790,049)	(582,814)	(1,465,442)	(991,610)

INCOME TAXES	-	-	-	-

NET LOSS	(790,049)	(582,814)	(1,465,442)	(991,610)

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation gain (loss)	38,418	(3,078)	68,018	(10,769)

COMPREHENSIVE LOSS	$(751,631)	$(585,892)	$(1,397,424)	$(1,002,379)

BASIC AND DILUTED NET LOSS PER SHARE	$(0.02)	$(0.02)	$(0.04)	$(0.03)

WEIGHTED AVERAGE NUMBER
COMMON SHARES OUTSTANDING
BASIC AND DILUTED	36,500,395	35,406,227	36,125,296	29,029,000

The accompanying notes are an integral part of these financial statements.

WESCORP ENERGY INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2005	2004
	(restated)
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,465,442)	$(991,610)
Adjustments to reconcile net loss
to net cash used by operating activities:
Depreciation	24,009	10,700
Amortization of technology	256,902	-
Shares issued for services	25,392	36,372
Beneficial conversion interest	207,000	-
Decrease (increase) in accounts receivable	254,344	(154,956)
Decrease (increase) in inventory	(212,948)	-
Decrease (increase) in prepaid expenses	(102,846)	(8,298)
Decrease (increase) in deferred tax asset	-	(66,880)
Decrease (increase) in other assets	-	(64,456)
Increase (decrease) in bank indebtedness	-	9,640
Increase (decrease) in accounts payable and accrued liabilities	216,814	193,603
Increase (decrease) in accounts payable, related parties	-	(26,613)
Net cash used by operating activities	(796,775)	(1,062,498)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	(17,010)	-
Cash provided by acquisition	-	111,878
Deposits	25,325	-
Note receivable	(272,456)	-
Purchase of trademarks	-	(988)
Investments	(75,000)	(73,129)
Net cash used in investing activities	(339,141)	37,761
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments on borrowing	(6,964)	-
Payments on notes payable	-	(150,000)
Repayment of shareholder loan	(44,836)	-
Proceeds on convertible debentures	1,552,319	-
Sale of stock	575,336	1,530,191
Net cash provided by financing activities	2,075,855	1,380,191
Effect of exchange rates	13,106	6,429
Net increase in cash	953,045	361,883
Cash, beginning of period	50,398	113,886
Cash, end of period	$1,003,443	475,769
SUPPLEMENTAL CASH FLOW DISCLOSURES:
Cash paid for interest and income taxes:
Interest expense	$85,783	129,816
Income taxes	$-	-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Shares issued for services	$25,392	$36,372
Shares issued for subscriptions receivable	$62,272	$-

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

Reclassifications
Certain amounts from prior periods have been reclassified to conform to the current period presentation. The reclassifications principally consist of revised reporting of operating results of the discontinued operations of the Company's subsidiaries in the prior fiscal period. As a result of these reclassifications no changes to the Company's accumulated deficit or net losses as presented has occurred.

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

The Company acquired DCR technology rights through its acquisitions of Flowstar and Vasjar which are included in intangible assets. These items represent the acquisition cost of the assets purchased from Flowstar and Vasjar in 2004 (See Note 9). The Company’s intangible assets are summarized as follows:

	June 30,	December 31,
	2005	2004
	(restated)
	(Unaudited)
DCR Technology acquired from Vasjar	$3,503,824	$3,503,824
DCR Technology acquired from Flowstar	414,073	414,073
	3,917,897	3,917,897
Accumulated Amortization	449,734	192,833
Net Technology Assets	$3,468,163	$3,725,064

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
	(Unaudited)
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

Going Concern
 These consolidated financial statements have been prepared with the assumption being that the Company will continue on a going concern basis and that it will be able to realize assets and discharge liabilities in the normal course of business. As shown in the accompanying financial statements, the Company has incurred an accumulated deficit of approximately $12,241,077 through June 30, 2005. The Company has changed its focus to provide expertise to emerging companies, offering timely product solutions and/or strategic investment opportunities in the oil and gas industries which will, if successful, mitigate these factors which raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence. The Company has successfully raised $1,552,319 on a convertible debenture. Management feels that this will be sufficient to fund normal operations through 2005 (see Note 11).

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
	(Unaudited)
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
	(Unaudited)
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

The Company shall be entitled to prepay the debenture in whole or in part, at any time prior to the maturity date subject to the following:

a)	the Company provides the holder with at least one months prior written notice (the "Notice Period") of the Company’s intention to repay the debenture ; and

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

The fair value of the warrants attached to each unit was calculated using the Black-Scholes Option Pricing Model incorporating the following weighted average assumptions:

Risk free interest rate		3.0%

Expected dividend yield		Nil

Expected stock price volatility		117%

Expected warrant life	.	0.75 year

Weighted average grant date fair value per warrant		0.30

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
	(Unaudited)
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

NOTE 16— CORRECTION FOR ERRORS

The accompanying consolidated financial statements have been restated to correct information concerning certain transactions that are described in general in this Note 16 and in more detail in respective Notes above. The cumulative effects of the financial statement amendments and the correction for an accounting error, as described above in this Note 16, resulted in the following changes to the Company’s financial statements: For the six months ended June 30, 2005, the Company had originally reported a net loss of $1,381,540 and the corrected net loss is $1,465,442. For the three months ended June 30, 2005, the Company had originally reported a net loss of $834,598 and the corrected net loss is $790,049. The Company had reported an accumulated deficit of $11,964,342 which is now recognized as $12,241,077. The Company’s losses per share remained the same at $0.04 per share and $0.02 per share for the six and three months ended June 30, 2005 respectively.

Reclassification of Goodwill
In March 2004, the Company obtained the rights for Canada to its DCR technology, through its acquisition of Flowstar and Flowray, in exchange for cash consideration of $414,073. Originally this amount was reported as Goodwill on the financial statements. The Company has determined that this amount should have been included as Technology and this amount has accordingly been reclassified on the June 30, 2005 balance sheet.

Amortization of Technology
In August 2004 the remaining world wide rights for the DCR technology were obtained through the acquisition of Vasjar in the amount of $3,503,824. The Company has determined that it is appropriate to amortize the value of the DCR technology on a straight line basis over its useful life which is estimated to expire in March 2012. Accordingly these financial statements reflect amortization of the Technology and a corresponding increase in the net loss in the amount of $256,902 and $128,451 for the six and three months ended June 30, 2005 respectively.

Beneficial Conversion Interest
The convertible debentures contained a beneficial conversion feature computed at its intrinsic value, which was the difference between the conversion price and the fair value on the debenture issuance date of the units into which the debt was convertible, multiplied by the number of shares into which the debt was convertible at the commitment date. Subsequent to the issuance of the original financial statements for the period ended June 30, 2005, it was determined by management that beneficial conversion interest originally recorded in the amount of $380,000 was overstated and should have been $207,000. Also, as a result of this error additional paid in capital originally recorded in the amount of $14,123,978 was overstated and should have been $13,950,979.

Item 2. Management's Discussion and Analysis Of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our Consolidated Financial Statements and related notes appearing elsewhere in this Form 10-QSB/A.

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

The rapid growth an organization experiences often places considerable operational, managerial, and financial strain on a company. To ensure the success of our new business plan, we must proactively adhere to the following:

1.
Continue to improve, upgrade, and expand our business infrastructure - In the third quarter of 2004 additional sources of supply for our Flowstar products were identified and developed. A service network for Flowstar was commenced with the successful completion of the first school to certify independent Certified Flowstar Service Technicians.

Recently Flowstar has hired new sales personnel to promote the sale of flow meters.

2.
Continue to hire, train, and retain key management for our company and ensure any target company does the same - A corporate controller was hired late in March of 2005 and the Company has recently employed an investment relations executive.

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

Our future opportunities for success greatly depend on the continued employment of and performance of senior management, including the successful hiring of any key personnel employed by potential target companies. We would be materially adversely affected if one or more of the senior management team does not continue to perform in their present positions, or if we or potential targets are unable to hire and train a sufficient number of qualified management, professional, technical, and regulatory personnel.

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

Plan of Operation Overview

Prior to the second quarter of operations in 2004 we had not generated any revenues from products, services, or operations since the inception of our company. We are including herein a discussion of our plan of operation for the next 12 months for our revised business plan, which was initiated in late 2003.

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

Plan of Operation for the Next Twelve Months

The Flowstar revenue from July 01, 2004 to June 30, 2005 of $2,080,444 is an indication that Flowstar will generate significantly higher operating revenues in the future that will enable it to operate profitably. Our overall future operations are dependent upon the identification and successful completion of additional long-term or permanent equity financing, the continued support of creditors and shareholders, and, ultimately, the achievement of profitability in all facets of our operations. There can be no assurances that we will be successful which would significantly affect our ability to roll out our revised business plan. We will continue to evaluate our projected expenditures relative to our available cash and to seek additional means of financing in order to meet our internal and external growth.

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

Results from Operations – 2005 Compared to 2004

Revenues

Revenues increased by $231,319, or approximately 116% to $431,428 for the quarter ended June 30, 2005 from $200,109 for the quarter ended June 30, 2004. This increase was the result of the increased market acceptance of the DCR systems sold by Flowstar and increased marketing of the Flowstar products. Results for 2004 are indicative of the marketing of a virtually new product in the DCR system and the initial reluctance of the industry to accept the product as a viable alternative to existing technology. The increase in revenue of $851,913 for the six months ended June 30, 2005 from $200,109 for the six months ended June 30, 2004 can be attributed to the acquisition of Flowstar on March 31, 2004.

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

Expenses

Operating expenses for the three months ended June 30, 2005 show an increase of $103,036 versus the same period in 2004. Consulting fees for the current year’s three month period ended June 30 are approximately half of those for 2004. In addition legal and accounting costs decreased by $175,531. Last year’s figures for legal and accounting were adversely affected by legal fees incurred to defend the Baum litigation as well as legal and other professional fees related to the acquisition of Flowstar and Flowray.

The above decreases were offset by substantial increases in wages and benefits. Part of the increase in wages and benefits is due to hiring former consultants as employees. Additional staff were hired to fill the management positions of VP Investor Relations and Communications and corporate controller. The Company has also hired administration staff necessary to support the operations of Flowstar and enhance internal controls. Furthermore the Company incurred costs of $128,451 for amortization of technology, $35,845 for insurance and $16,502 for research and development in the current quarter which did not exist in last year’s figures.

Other Income and Expenses

The Company had a loss from other items of $288,438 for the three months ended June 30, 2005 compared to a loss of $66,075 for the same period in 2004. Most of this loss can be attributed to the $207,000 in beneficial conversion interest required to account for the issuance of the convertible debentures. Interest incurred on the debentures in the amount of $77,140 was not in the prior year figures as these debentures have been issued in the current fiscal year. The 2004 figures reflect $66,027 in interest for amounts owing to shareholders and related parties the three months ended June 30, 2004. With the extinguishment of this debt in the current fiscal year no further interest expense has been incurred on this debt. Interest and bank charges have increase by $7,459 due to the financing of vehicles purchased by the Company subsequent to June 30, 2004. Interest income relates to the note receivable issued by the Company in the current quarter.

Net Loss

We incurred a net operating loss for the three months ended June 30, 2005 of $790,049 compared to a net loss of $582,814 for the comparable period in 2004. Had the Company not incurred $207,000 in beneficial conversion interest it would have only shown a loss of $583,049 in the current quarter.

Liquidity and Capital Resources – 2005 Compared to 2004

From inception, we have been dependent on investment capital and debt financing from our shareholders as our primary source of liquidity. To June 30, 2005, we have generated revenues from operations of only $2,280,553 (comprised of $1,228,531 for the three quarters to December 31, 2004 and $1,052,022 for the first six months of 2005). We had an accumulated deficit at June 30, 2005 of $12,241,077.

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

The Company had $5,718,836 in total liabilities at June 30, 2005 compared to $2,414,001 at the end of June 2004. Part of the increase can be attributed to additional trade payables and financing required to sustain the operations of Flowstar resulting in an increase of approximately $493 thousand. In addition, $1,040,000 in debt was incurred as part of the purchase of Vasjar.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 31st day of July, 2006.

WESCORP ENERGY INC.

Date: July 31, 2006	By: /s/ Douglas Biles
Douglas Biles, Chief Executive Officer and Director

By: /s/ Terry Mereniuk
Terry Mereniuk, Chief Financial Officer and Director