Form 10QSB
period 2006-06-30
WESCORP ENERGY INC
filed 2006-08-14
CIK 1069489

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended June 30, 2006

OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to __________

Commission File Number 000-30095

WESCORP ENERGY INC.
(Exact name of registrant as specified in its charter)

Delaware	98-0447716
State or other jurisdiction of	(I.R.S. Employer
incorporation or organization	Identification No.)

Suite 770, 435 – 4th Avenue South West, Calgary, Alberta T2P 3A8
(Address of principal executive offices) (Zip Code)

(403) 206 - 3990
Registrant's telephone number, including area code

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes [X] No [   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [   ] No [X]

Number of shares outstanding of the registrant's class of common stock as of August 2, 2006 was 42,313,340.

Transitional Small Business Disclosure Format (Check one): Yes [   ] No [X]

FORWARD-LOOKING STATEMENTS

THIS QUARTERLY REPORT ON FORM 10-QSB CONTAINS PREDICTIONS, PROJECTIONS AND OTHER STATEMENTS ABOUT THE FUTURE THAT ARE INTENDED TO BE “FORWARD-LOOKING STATEMENTS” (COLLECTIVELY, “FORWARD-LOOKING STATEMENTS”). FORWARD-LOOKING STATEMENTS INVOLVE RISKS AND UNCERTAINTIES. A NUMBER OF IMPORTANT FACTORS COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE IN THE FORWARD-LOOKING STATEMENTS. IN ASSESSING FORWARD-LOOKING STATEMENTS CONTAINED IN THIS QUARTERLY REPORT ON FORM 10-QSB, READERS ARE URGED TO READ CAREFULLY ALL CAUTIONARY STATEMENTS – INCLUDING THOSE CONTAINED IN OTHER SECTIONS OF THIS QUARTERLY REPORT, OUR REPORT FOR THE QUARTER ENDED MARCH 31, 2006 AND OF OUR ANNUAL REPORT FORM 10-KSB FOR 2005. AMONG SAID RISKS AND UNCERTAINTIES IS THE RISK THAT OUR FLOWSTAR DCR TECHNOLOGY MAY NOT REMAIN COMPETITIVE WITHIN OUR CURRENT MARKETS OR THAT WE MAY NOT BE ABLE TO GENERATE SUFFICIENT REVENUE FROM THE TECHNOLOGY TO BECOME PROFITABLE WITHIN THAT DIVISION; THE ELLYCRACK TECHNOLOGY MAY NOT BE TECHNICALLY EFFECTIVE OR COST EFFECTIVE IN THE MARKETS TARGETED BY MANAGEMENT; THAT THE COMPANY WILL NOT COMPLETE ANY OTHER SUITABLE ACQUISITIONS, THAT ITS MANAGEMENT IS ADEQUATE TO CARRY OUT ITS BUSINESS PLAN AND THAT THERE WILL BE ADEQUATE CAPITAL; IN ADDITION, IF SAID ACQUISITIONS ARE COMPLETED THEY MAY BE UNSUCCESSFUL FOR TECHNICAL, ECONOMIC OR OTHER REASONS.

CURRENCIES

All amounts expressed herein are in U.S. dollars unless otherwise indicated.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

WESCORP ENERGY INC.
CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2006	2005
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash	$300,899	$580,430
Accounts receivable, net of allowance for doubtful
accounts of $17,822 and $20,429, respectively	942,002	511,610
Inventories (Note 4)	1,079,694	1,003,105
Prepaid expenses	133,947	26,446
Note receivable	75,280	71,989
TOTAL CURRENT ASSETS	2,531,822	2,193,580

PROPERTY AND EQUIPMENT, net (Note 5)	169,347	209,764

OTHER ASSETS
Investments (Note 6)	3,991,699	2,872,771
Technology, net (Note 7)	2,952,939	3,211,262
Deposits	31,294	18,318
TOTAL OTHER ASSETS	6,975,932	6,102,351

TOTAL ASSETS	$9,677,101	$8,505,695

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$1,794,583	$1,502,973
Current portion of notes payable (Note 8)	849,016	447,038
Due to related parties (Note 16)	538,125	30,862
Related party note payable	1,924,681	1,924,681

Convertible debentures (Note 11)	1,475,319	1,552,319
TOTAL CURRENT LIABILITIES	6,581,724	5,457,873

NOTES PAYABLE, net of current portion (Note 8)	97,222	510,400

COMMITMENTS AND CONTINGENCIES (Note 15)

STOCKHOLDERS' EQUITY
Preferred stock, 50,000,000 shares authorized, $0.0001
par value; no shares issued (Note 9)
Common stock, 250,000,000 shares authorized, $0.0001
par value; 42,313,340 and 38,304,686 shares
issued and outstanding, respectively (Note 9)	4,231	3,830
Additional paid-in capital	16,708,817	15,450,433
Subscription receivable	(7,500)	(37,272)
Funds received for exercise of warrants	474,006	852,392
Accumulated other comprehensive income	2,644,208	1,596,792
Accumulated deficit	(16,825,607)	(15,328,753)
TOTAL STOCKHOLDERS' EQUITY	2,998,155	2,537,422

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY	$9,677,101	$8,505,695

The accompanying notes are an integral part of these financial statements.

WESCORP ENERGY INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

REVENUES	$981,447	$431,428	$2,060,790	$1,052,022

COST OF SALES	504,089	213,466	1,070,956	520,693

GROSS PROFIT	477,358	217,962	989,834	531,329

EXPENSES
Wages and benefits	374,330	200,575	725,112	356,888
Amortization of technology	129,161	128,451	258,323	256,902
Engineering expenses for pilot plant	65,522	-	191,076	-
Consulting	129,461	111,018	254,215	310,245
Office	100,852	50,401	180,517	124,488
Interest on debentures	56,979	77,140	111,705	77,140
Legal and accounting	81,437	40,149	135,601	146,821
Advertising and investor relations	85,727	64,772	129,805	109,449
Travel	73,670	61,270	116,199	82,401
Insurance	36,580	35,845	75,000	58,675
Depreciation and amortization	25,955	10,590	51,998	24,009
Stock-based compensation (Note 13)	20,556	-	42,856	-
Interest, finance and bank charges	51,792	7,507	54,119	201,111
Research and development	25,690	16,502	25,690	44,851
Directors' fees	17,605	-	17,605	-
Beneficial conversion interest	-	207,000	-	207,000
TOTAL OPERATING EXPENSES	1,275,317	1,011,220	2,369,821	1,999,980

LOSS FROM OPERATIONS	(797,959)	(793,258)	(1,379,987)	(1,468,651)

OTHER INCOME (EXPENSES)
Penalty for late delivery of shares (Note 10)	(120,000)	-	(120,000)	-
Foreign currency translation gain	2,751	-	1,772	-
Gain on disposition of assets	1,361	-	1,361	-
Interest income	-	3,209	-	3,209
TOTAL OTHER EXPENSE	(115,888)	3,209	(116,867)	3,209

NET LOSS	$(913,847)	$(790,049)	$(1,496,854)	$(1,465,442)

BASIC AND DILUTED NET LOSS PER SHARE	$(0.02)	$(0.02)	$(0.04)	$(0.04)

WEIGHTED AVERAGE NUMBER COMMON SHARES
OUTSTANDING - BASIC AND DILUTED	41,128,176	36,500,395	40,675,097	36,125,296

The accompanying notes are an integral part of these financial statements.

WESCORP ENERGY INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

					Funds		Accumulated
	Common Stock				Received		Other	Total
	Number		Additional	Subscription	for Exercise	Accumulated	Comprehensive	Stockholders'
	of Shares	Amount	Paid-in Capital	Receivable	of Warrants	Deficit	Income (Loss)	Equity

Balance, December 31, 2005	38,304,686	$3,830	$15,450,433	$(37,272)	$852,392	$(15,328,753)	$1,596,792	$2,537,422

Warrants exercised at $0.35 per share	2,208,654	221	772,808	-	(656,362)	-	-	116,667
Warrants exercised at $0.15 per share	1,500,000	150	224,850	-	-	-	-	225,000
Common stock issued for consulting fees at $0.54 per share	200,000	20	107,980		(33,613)			74,387
Common stock issued for director's fees at $0.678 per share	50,000	5	33,895					33,900
Common stock issued for director's fees at $0.60 per share	50,000	5	29,995					30,000
Cash received for share subscriptions receivable	-	-	-	29,772	-	-	-	29,772
Foreign currency translation gain	-	-	-	-	-	-	241,874	241,874
Unrealized gain on available-for-sale securities	-	-	-	-	-	-	805,542	805,542
Stock-based compensation	-	-	42,856	-	-	-	-	42,856
Warrants issued for investor relations services	-	-	46,000	-	-	-	-	46,000
Proceeds received from exercise of warrants prior to issuance	-	-	-	-	311,589	-	-	311,589
Net loss	-	-	-	-	-	(1,496,854)	-	(1,496,854)

Balance, June 30, 2006 (Unaudited)	42,313,340	$4,231	$16,708,817	$(7,500)	$474,006	$(16,825,607)	$2,644,208	$2,998,155

The accompanying notes are an integral part of these financial statements.

WESCORP ENERGY INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2006	2005
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,496,854)	$(1,465,442)
Adjustments to reconcile net loss
to net cash used in operating activities:
Depreciation and amortization	51,998	24,009
Amortization of technology	258,323	256,902
Stock-based compensation	42,856	-
Gain on disposition of assets	(1,361)	-
Beneficial conversion interest	-	207,000
Warrants issued for investor relations services	46,000	-
Changes in operating assets and liabilities:
Accounts receivable	(430,392)	254,344
Inventories	(76,589)	(212,948)
Prepaid expenses	(107,501)	(102,846)
Deposits	(12,976)	25,325
Accounts payable and accrued liabilities	291,610	216,814
Net cash used in operating activities	(1,434,886)	(796,842)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(12,628)	(17,010)
Proceeds on disposition of assets	2,687	-
Net cash invested in note receivable	(3,291)	(272,456)
Increase in investments	(150,000)	(75,000)
Net cash used in investing activities	(163,232)	(364,466)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments on notes payable	(11,200)	(6,964)
Repayment on amounts due to shareholders	-	(44,836)
Proceeds from convertible debentures	-	1,552,319
Repayments on convertible debentures	(77,000)	-
Proceeds received from exercise of warrants prior to issuing shares	311,589	-
Proceeds from subscriptioon receivable	29,772	-
Proceeds from issuance of common stock	479,954	600,728
Increase in amounts due to related parties	507,263	-
Net cash provided by financing activities	1,240,378	2,101,247
Effect of exchange rates	78,209	13,106
Net increase (decrease) in cash	(279,531)	953,045
Cash, beginning of period	580,430	50,398
Cash, end of period	$300,899	$1,003,443
SUPPLEMENTAL CASH FLOW DISCLOSURES:
Cash paid for:
Interest	$165,824	$278,251
Income taxes	$-	$-

The accompanying notes are an integral part of these financial statements.

WESCORP ENERGY INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

June 30, 2006

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

Operating results for the six month period ended June 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.

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

The Company’s year end is December 31. The Company is headquartered in Calgary, Alberta, Canada.

NOTE 3 – RECLASSIFICATIONS

Certain amounts from prior periods have been reclassified to conform to the current period presentation.

NOTE 4 – INVENTORIES

The components of inventory were as follows at:

	June 30,	December 31,
	2006	2005
	(Unaudited)
Finished goods	$1,048,119	$966,170
Raw materials	31,575	36,935
	$1,079,694	$1,003,105

WESCORP ENERGY INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

June 30, 2006

NOTE 5 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at:

	June 30,	December 31,
	2006	2005
	(Unaudited)
Automotive equipment	166,275	166,275
Computer hardware	38,112	36,969
Computer software	13,968	11,666
Furniture and fixtures	13,466	12,910
Leasehold improvements	37,217	33,109
Office equipment	45,216	41,262
Tools and equipment	16,246	16,799
	330,500	318,990
Less: accumulated depreciation	161,153	109,226
	$169,347	$209,764

Depreciation and amortization expense for the six months ended June 30, 2006 and 2005 was $51,998 and $24,009, respectively.

NOTE 6 – INVESTMENTS

Investments consisted of the following at:

	June 30,	December 31,
	2006	2005
	(Unaudited)
Synenco Energy Inc.	$3,453,513	$2,484,585
Ellycrack AS	538,186	388,186
	$3,991,699	$2,872,771

Synenco Energy Inc.
On June 9, 2003, the Company signed an option agreement allowing the Company to purchase up to 1,000,000 common stock shares of Synenco Energy Inc. (“Synenco”), a company involved in the potential development of an oil sands lease in the Athabasca Oil Sands area of northern Alberta, Canada. Under the terms of the option, the Company could acquire the maximum number of Synenco shares upon payment of $3,700,000 as follows: $2,815,000 in cash and $885,000 ($0.30 per share) in Company stock. To date, the Company purchased 170,000 Synenco shares and paid $530,462, which was recorded as an investment using the cost basis. On April 23, 2004, the Company set aside 600,000 shares of common stock for delivery to the vendor as partial consideration of the proposed acquisition. On May 6, 2004, Wescorp delivered these shares to the vendor's legal counsel with an undertaking not to release the Wescorp shares until 170,000 Synenco shares have been transferred to Wescorp. The number of Synenco shares to be transferred to Wescorp corresponds to the amount of cash paid and shares issued by Wescorp in proportion to the total purchase price for the 1,000,000 Synenco shares. The balance of the option expired without being exercised on March 31, 2004. In November 2005, Synenco became a publicly traded company on the TSX Exchange and the value of the shares increased substantially. As such, the Company reclassified this investment to available-for-sale securities and recorded the investment at its fair value. During the six months ended June 30, 2006, the Company recognized an unrealized gain of $968,928 in comprehensive income, which includes a $163,387 translation adjustment. No income tax effect was reflected as the Company has available net operating loss carryforwards in excess of the unrealized gain.

Agreement with Ellycrack AS
Wescorp has purchased an aggregate 752,000 shares of common stock of Ellycrack AS (“Ellycrack”), a privately held company in Norway. Wescorp acquired 255,000 shares in consideration of $119,000 that was paid in three installments, $50,000 each in December 2003 and February 2004, and $19,000 in May 2004. On September 15, 2004, the Company issued 300,000 of its common shares to Ellycrack in exchange for 400,000 common shares of Ellycrack. The value ascribed to the Ellycrack shares of $150,000 was calculated based on the median trading price of Wescorp shares on that day (being $0.50) . In the first quarter of 2006, Wescorp paid $150,000 for 65,000 additional common shares of Ellycrack at fifteen Kroners per share, increasing the Company’s equity interest to approximately 13.5%

WESCORP ENERGY INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

June 30, 2006

NOTE 7 – TECHNOLOGY

The Company acquired DCR technology rights through its acquisitions of Flowstar and Vasjar which are included in intangible assets. These items represent the acquisition cost of the assets purchased from Flowstar and Vasjar in 2004. The Company’s intangible assets are summarized as follows:

	June 30,	December 31,
	2006	2005
	(Unaudited)
DCR technology acquired from Vasjar	$3,503,824	$3,503,824
DCR technology acquired from Flowstar	414,073	414,073
	3,917,897	3,917,897
Accumulated amortization	964,958	706,635
	$2,952,939	$3,211,262

The technology acquired from Flowstar relates to the right to use the DCR technology in markets in Canada and the technology acquired from Vasjar relates to markets outside of Canada. Amortization of the technology is recorded on a straight-line basis over its useful life of approximately 8 years which is estimated to expire in March 2012. The Company periodically reviews its DCR technology rights to assess recoverability based on projected undiscounted cash flows from operations. Impairments are recognized in operating results when a permanent diminution in value occurs. To date, the Company’s management has not determined its DCR technology to be impaired.

NOTE 8 – NOTES PAYABLE

The following comprise the Company’s notes payable at June 30, 2006 and December 31, 2005:

	June 30,	December 31,
	2006	2005
	(Unaudited)
Note payable – Interest at 0.0%, and secured by automotive assets of Flowstar, payable $569 per month, principal only, due July 2008	$14,871	$17,634
Note payable – Interest at 7.75%, compounded monthly and secured by automotive assets of Flowstar, payable $677 per month, principal and interest, due September 2009	24,328	26,358
Note payable – Interest at 9.45%, compounded monthly and secured by automotive assets of Flowstar, payable $387 per month, principal and interest, due July 2010	16,377	17,200
Note payable – Interest at 0.90%, compounded monthly and secured by automotive assets of Flowstar, payable $627 per month, principal and interest, due September 2010	32,818	34,998
Note payable – Interest at 0.0%, and secured by automotive assets of Flowstar, payable $825 permonth, principal only, due November 2009	35,369	38,773
Notes payable – Interest at 0.0%, unsecured, due April 2007	822,475	822,475
Total notes payable	946,238	957,438
Amounts due within one year	849,016	447,038
	$97,222	$510,400

Annual future aggregate principal payments on notes payable are as follows:

Periods ending June 30,
2007	$849,016
2008	36,356
2009	30,855
2010	18,795
2011	11,216
$946,238

NOTE 9 – COMMON STOCK AND WARRANTS

The Company is authorized to issue 250,000,000 shares of $0.0001 par value common stock and 50,000,000 shares of $0.0001 par value preferred stock. All common shares have equal voting rights, are non-assessable and have one vote per share. Voting rights are not cumulative and, therefore, the holders of more than 50% of the common stock could, if they choose to do so, elect all of the directors of the Company. The preferred shares may be issued in series, with the powers, rights and limitations of the preferred shares to be determined by the Company’s board of directors. As of March 31, 2006, no preferred shares had been issued.

WESCORP ENERGY INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

June 30, 2006

2006 Stock Transactions
In January 2006, the Company issued 2,208,654 shares of common stock for total proceeds of $773,029. These shares were issued on the exercise of warrants at exercise price of $0.35 per share.

In May and June 2006, the Company issued 1,500,000 shares of common stock for total proceeds of $225,000. These shares were issued to directors of the Company on the exercise of warrants at exercise price of $0.15 per share.

Additional equity transactions in the six months ended June 30, 2006 included the issuance of 200,000 shares of common stock to a consultant for services related to developing a marketing strategy for products being sold by the Company, and the issuance of 100,000 shares of common stock to compensate two directors of the company.

Common Stock Warrants
In May 2006, the Company issued 100,000 common stock warrants with an exercise price of $0.74 per share and an expiration date of May 2009 in exchange for investor relations services. The fair market value of the warrants was recorded at $46,000 and is included in advertising and investor relations.

During March and April 2004, the Company completed a private placement of 3,231,000 units with 926,000 whole share purchase warrants exercisable to purchase one additional common share at a price of $0.50 until March 15, 2006, 1,740,000 one-half of one share purchase warrants where one whole warrant is exercisable to purchase one additional common share at a price of $1.00 until the close of business on March 15, 2005, and 565,000 one-half of one share purchase warrants, with each whole warrant exercisable to purchase one additional common share at a price of $1.00 until the close of business on April 16, 2005. In March 2006, the Company received funds from the holders of 190,000 of these warrants who indicated that they wished them to be exercised. Subsequent to March 2006, these investors decided to forego their right to exercise these warrants and instead decided to have their investment redirected to units comprised of shares of common stock and share purchase warrants. Management expects to complete this redirection transaction by the end of August 2006 (See Note 19). These warrants have now expired.

In March 2003, the Company issued 500,000 common stock warrants with an exercise price of $0.15 per share and an expiration date of March 2006 to a director for services. The fair market value of the warrants was recorded at $45,000. These warrants were exercised in March 2006.

In March 2003, the Company issued 1,000,000 common stock warrants with an exercise price of $0.15 per share and an expiration date of March 2006, to AHC Holdings Inc. (“AHC”) as a financing fee for providing the Company with working capital. The estimated fair value of the warrants issued in conjunction with the promissory note due to AHC has been recognized as a discount on long-term debt, and was amortized as interest over the term of the loan. These warrants were exercised in March 2006.

As of June 30, 2006, the Company had the following common stock purchase warrants outstanding:

Number of shares	Exercise	Expiration
under warrants	price	date
1,400,000	$0.25	December 2006
1,000,000	$0.15	June 2008
100,000	$0.74	May 2009
2,500,000

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

WESCORP ENERGY INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

June 30, 2006

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

Wescorp was not able to deliver free-trading shares on April 1, 2006 and so the Company will be required to pay the former owners of Vasjar an additional 80,000 Wescorp shares for each month that the shares are not delivered, starting with the month of April 2006. As a result, these financial statements reflect an estimated cost of $120,000 to settle this commitment to deliver 240,000 free trading common shares for the months of April through June 2006. This balance is included in accrued liabilities. As of August 1, 2006, the Company had accrued an additional 160,000 common shares, or approximately $80,000, as the free-trading shares have not been issued to the former owners of Vasjar.

NOTE 11 – CONVERTIBLE DEBENTURES

During the year ended December 31, 2005 the Company issued debentures in the amount of $1,552,319 which bear interest at the rate of 14% per annum payable quarterly that originally matured on December 31, 2005. On December 30, 2005, holders of debentures totaling $1,475,319 agreed to extend the original terms of the debenture by six months to June 30, 2006. The remaining balance for debentures totaling $77,000 was repaid in January 2006. The debentures are secured by way of a security interest over the inventories and accounts receivable of Flowstar.

Subsequent to the date of these financial statements, the holders of debentures totaling $505,764 have indicated that they wish to extend the terms of the debenture agreement by another six months. The debentures may, at the option of the holder, be converted into units of the Company at a price of US$0.90 per unit at any time prior to the maturity date. Each unit shall be comprised of one common share of the Company and one common share purchase warrant each of which may be exercised at any time up to December 31, 2007 as follows:

a)	if exercised on or before December 31, 2006 the holder of a warrant shall be entitled to purchase one common share for each warrant held for US$1.00 per common share; and

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

In addition to the investors who wish to extend the terms of the debenture, there are holders of debentures totaling $930,250 who wish to have their investment redirected to units comprised of shares of common stock and share purchase warrants. Management

WESCORP ENERGY INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

June 30, 2006

expects to complete this redirection transaction by the end of August 2006 (See Note 19). The remaining holders of $39,300 in debentures have indicated that they will not extend their debentures and have requested repayment of this debt.

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

NOTE 12 – STOCK OPTIONS

During the six months ended June 30, 2006, the Company granted a combined total of 105,978 options to purchase common shares to an officer. Changes in the number of options outstanding are summarized as follows:

	June 30, 2006		December 31, 2005
	(Unaudited)
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Options	Price	Options	Price
Outstanding, beginning of period	2,326,881	$0.56	-	$-
Granted	105,978	0.57	2,326,881	0.56
Outstanding, end of period	2,432,859	$0.56	2,326,881	$0.56

The weighted average remaining contractual life of the options is 43 months.

NOTE 13 – STOCK-BASED COMPENSATION

The fair value of the stock options granted in the six months ended June 30, 2006 was calculated using the Black-Scholes option pricing model incorporating the following weighted average assumptions:

Risk free interest rate	4.0%
Expected dividend yield	Nil
Expected stock price volatility	111%
Expected average option life	4 years
Weighted average grant date fair value per option	$ 0.57

NOTE 14 – WARRANTS

The fair value of the warrants issued for the six months ended June 30, 2006 was calculated using the Black-Scholes option pricing model incorporating the following weighted average assumptions:

Risk free interest rate	.4.0%
Expected dividend yield	Nil
Expected stock price volatility	111%
Expected average option life	3 years
Weighted average grant date fair value per option	$ 0.46

WESCORP ENERGY INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

June 30, 2006

NOTE 15 – MEASUREMENT UNCERTAINTY

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

NOTE 16 – COMMITMENTS AND CONTINGENCIES

In September 2003, the Company approved a transaction with a legal service provider in recognition of a previous credit accommodation. The transaction provided for a direct grant of 100,000 common shares and an additional 100,000 common stock warrants exercisable at $0.50 for five years with a cashless exercise feature. As part of the transaction, the party agreed to cap legal service costs at an agreed upon maximum rate from September 2003 to December 2004, amounting to a reduction of $100 per hour. As of June 30, 2006, the Company had issued 100,000 shares but no warrants to the legal service provider. The Company no longer has engaged this legal service provider.

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

Operating Leases

The Company leases office and manufacturing space in Edmonton, Alberta, Canada for $6,480 per month under a month-to-month operating lease agreement. The Company also leases office space in Calgary, Alberta, Canada for approximately $5,450 per month which expires in June 2011.

In addition, the Company has entered into lease agreements with respect to a vehicle which has minimum lease payments of approximately $670 per month until March 2009 and a photocopier which has minimum lease payments of approximately $520 per month until December 2008.

Annual future aggregate minimum payments under operating leases are as follows:

Periods ending June 30,
2007	$79,680
2008	79,680
2009	78,120
2010	71,940
2011	71,940
$381,360

WESCORP ENERGY INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

June 30, 2006

NOTE 17 - RELATED PARTY TRANSACTIONS

Related Party Transactions

Summary of related party transactions as follows for the six months ended June 30, 2006 and 2005:

	June 30,	June 30,
	2006	2005
	(Unaudited)	(Unaudited)
Stock-based compensation paid or accrued to directors of the Company	$42,856	$-

Executive Compensation

During the year ended December 31, 2005 the Company incurred a liability for compensation to its chief executive officer in the amount of $30,862. An additional $7,263 was incurred in the six months ended June 30, 2006. The outstanding balance of $38,125 is reflected in due to related parties.

Note Payable

On June 20, 2006 the Company entered entered into an agreement with AHC, under which AHC would lend the Company $500,000. AHC is a private company beneficially owned and controlled by a director of the Company. The loan was structured as a promissory note that was unsecured, bears interest at the rate of 12% per annum and is due on demand. The outstanding balance of $500,000 is reflected in due to related parties.

NOTE 18 – INCOME TAXES

At June 30, 2006, the Company had net deferred tax assets calculated at an expected combined rate of 41.5%, 34% for federal purposes and an effective rate of 7.5% for state purposes, of approximately $5,478,000 principally arising from net operating loss (“NOL”) carryforwards for income tax purposes. As management of the Company cannot determine that it is more likely than not that the Company will realize the benefit of the net deferred tax asset, a valuation allowance equal to the net deferred tax asset has been established. The significant components of the deferred tax asset at June 30, 2006 and December 31, 2005 were as follows:

	June 30,	December 31,
	2006	2005
	(Unaudited)
NOL carryforwards	$13,200,000	$12,600,000
Deferred tax asset	$5,478,000	$5,229,000
Deferred tax asset valuation allowance	$(5,478,000)	$(5,229,000)

At June 30, 2006, the Company has NOL carryforwards of approximately $16,000,000, which expire in the years 2015 through 2025. The Company recognized approximately $2,800,000 of NOL carryforwards to offset potential taxes related to the unrealized gain in available–for-sale securities. The increase in the allowance account from December 31, 2005 to June 30, 2006 was $249,000.

NOTE 19 – SUBSEQUENT EVENT

The Company is presently engaged in discussions with existing investors in its debentures and holders of its exercised warrants (for which shares have not yet been delivered) who wish to have their investments redirected to units comprised of shares of common stock and share purchase warrants. Management expects to complete this redirection transaction by the end of August 2006.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Wescorp Energy Inc. is referred to herein as “we”, “us”, “our”, “Wescorp”, “the Company” or “our Company”.

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

Currently our sole source of revenue is from our subsidiary, Flowstar Technologies Inc., which produces advanced natural gas and gas liquids measurement devices based on a proprietary Digital Chart Recorder (DCR) and advanced turbine measurement technology. Flowstar DCR-based devices are self-contained, energy-efficient flow computers with turndown ratios of 40:1 or more for more precise flow measurements and volume calculations that are installed directly to the well-head. Currently, these products carry a one-year warranty and have no right of return. There is no price protection plan in place. During the quarter ended June 30, 2006, Flowstar sold approximately 123% more DCR units than the quarter ended June 30, 2005, while the average selling price decreased by about 11% versus the same quarter in 2005.

Revenues for the quarter ended June 30, 2006 totaled $981,447 compared to $431,428 for the quarter ended June 30, 2005. Although our Flowstar division has enjoyed encouraging sales growth through 2005 and the first half of 2006, the Company as a whole has yet to reach profitability. During the six months ended June 30, 2006, we experienced negative cash flows and we have funded our operations by the issuance of new equity and the assumption of short-term debt.

While we expect that sales will continue to increase over the remaining two quarters of 2006 and that we will hopefully generate operating profits in the Flowstar division within that period, cash will be required to fund the manufacture of sufficient inventory and to finance the accumulating trade accounts receivables that will increase alongside sales. Consequently, forecasting our total cash requirement is difficult at this time due to the contingent nature of the timing and volume of sales we expect over that same period. As such, we intend to raise additional capital by selling new equity, incurring short-term debt, or selling part or all of our Synenco Energy Inc. shareholdings in 2006 to finance:

  The continued expansion of Flowstar operations within our current markets and into the United States;
  The continuing development, pilot plant fabrication and field-testing of our Ellycrack technology (see below); and
  The potential acquisition of new technologies and related businesses which management hopes would add value to our overall business almost immediately upon closing.

In addition to improved Flowstar sales realized in the first two quarters of 2006, the market value of our Synenco Energy Inc. shares at June 30, 2006 have appreciated 39% from our December 31, 2005 year end reporting to a market value of $3,453,513. As of August 8, 2006 the market value of this investment had decreased to $2,776,100 from the June 30, 2006 market value of $3,453,513.

The rapid growth we are experiencing can place considerable operational, managerial and financial strain on our Company. To ensure we succeed with our new business plan, we must proactively adhere to the following:

1.

Continue to improve, upgrade and expand business infrastructure supporting operations – Our Flowstar division is finalizing implementation of a comprehensive customer relationship management system, enhanced training program and reporting matrix to allow our sales professionals to become more consultative and strategically aligned with our customers. We expect these initiatives will allow Flowstar to realize even higher customer satisfaction, more efficient product development cycles and higher capture rates within our current and expanding markets.

2.

Continue to hire, train and retain key management within Wescorp, our subsidiaries and any target company we may acquire – In 2006 we hired a new sales professional for Flowstar and plan to continue to expand our sales force. In the first half of 2006 we continue to actively recruit personnel for key executive positions within Flowstar and Wescorp. In the second quarter we engaged two consultants to assist in planning our expansion of Flowstar operations into the U.S. market. In the third quarter we expect to appoint an executive to oversee the implementation and execution of that plan from a base of operations to be formed in the U.S. as well.

3.

Continue to advance commercialization development programs to generate positive cash flow and earnings as soon as is practically possible – We are actively assessing value-added acquisition candidates at or near revenue generation that extend our reach into large high-growth and focused market segments. We are also accelerating commercialization of our Ellycrack joint-venture and technology by negotiating an agreement with Ellycrack A/S to transfer their Viscositor test-rig from Norway to Canada. That transfer will allow Wescorp to modify the test-plant and install all necessary instrumentation to undertake a continuous test program in an accredited facility as a substitute to fabricating a pre-commercial pilot-plant for final development purposes. We are currently undertaking to ensure that the test-plant meets all requisite safety and environmental standards to affect its transfer from Norway to Canada.

4.

Maintain adequate financial resources – As noted above, we intend to raise additional capital in 2006 to fund planned expansion, technology development and acquisition initiatives being considered, We are currently qualifying value- added investors and other sources of capital available to Wescorp to provide that funding as needed.

Our current and future opportunities for success depend to a great extent on the continued employment of and performance by senior management and key personnel at potential target companies. As we continue to grow the demands and skill sets of our senior management will change. New executives will be hired with the skill sets and experience required to enhance those areas which require specialized expertise. In addition, we will be seeking to add new Directors to our Board that bring significant industry knowledge and expertise in the fields we are expanding into, including the U.S. market for Flowstar, and the heavy oil upgrading market for Ellycrack. We also recognize that the increased need for corporate compliance within new regulatory reporting requirements compels us to look for new potential Board Members.

On May 1, 2006 we appointed Mr. Robert M. Nicolay to our Board of Directors. Mr. Nicolay is President of Aurora Borealis Management, an Alberta firm that provides corporate governance, energy investment, operations analysis, strategic development and execution advisory services for public, private and government energy corporations. Prior to joining Aurora Borealis Management, Mr. Nicolay was President and CEO of ENMAX Corporation. ENMAX is an electric utility owned by the City of Calgary, Alberta.

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

If we fail to deliver any of the Stage 2 or 3 shares, the Company will be subject to a penalty of 10% in additional shares to be issued to the Vasjar shareholders each month of delay, with a cumulative provision. On April 1, 2006, we were not able to deliver free-trading shares called for under Stage 2, and thus we are required to pay the Vasjar shareholders an additional 80,000 Wescorp common shares for each month that the shares are not delivered. As of August 1, 2006, Wescorp was required to pay an additional 400,000 common shares.

If any of the Wescorp common shares to be issued to the Vasjar shareholders have not been delivered for a period of 182 days after the applicable due date, the Vasjar shareholders may at their option terminate the share purchase agreements, without notice or prior opportunity to cure. We have pledged to the Vasjar shareholders all the Vasjar shares as security to guarantee Wescorp’s performance under the share purchase agreements.

The delay in delivering free-trading shares which would eliminate further additional share penalties is largely attributed to setbacks we are experiencing in filing an effective registration statement with the SEC. We were unable to file a registration statement until we filed an amended Form 10-KSB for 2004. In addition, amended Form 10-QSB’s for each of the quarters in 2005 must also be filed before we submit the registration statement. As of August 9, 2006, we have filed amended Form 10-KSB for 2004 as well as Form 10-QSB’s for the first and second quarters of 2005. We expect to file our final amended 10-QSB for the third quarter of 2005 in the third quarter of 2006.

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

As of December 31, 2005, the Company had purchased an aggregate 659,000 common shares of Ellycrack, representing 12.90% of Ellycrack's outstanding shares (259,000 shares in consideration of $123,129 and 400,000 shares in exchange for 300,000 shares of our common stock issued to Ellycrack). In January 2006, we purchased an additional 65,000 common shares of Ellycrack bringing our current equity interest to 13.45% . Additionally, the MOU provides an option for the Company to increase its equity interest up to 20% of Ellycrack's outstanding shares via a combination of purchase and share swap

Ellycrack has developed what is believed to be a cost effective technology in which heavy oil can be upgraded to “lighter” more commercially saleable oil via a low-energy “mechanical” cracking process which can be located directly in a field environment. By upgrading heavy oil in the field, oil companies can eliminate on-site storage tanks as well as the cost associated with transporting heavy oil great distances to centralized upgraders. As such heavy oil can be transported directly to a refinery.

We have since made various improvements to core technology within the Ellycrack process in the third quarter of 2005 in order to optimize it for the pilot plant and subsequent commercial applications. As a result of those improvements, we scheduled tests for several major energy producers who have requested a demonstration of the Ellycrack process for possible consideration within their field operations as a commercial application. Those improvements and tests were very successful resulting in a significant increase in the process’ upper limit of API upgrading. To date, we have hired an engineering firm to prepare the design for a 50 to 200 barrel a day pilot plant utilizing the Ellycrack technology which was completed in the first quarter of 2006. The complete costing and fabrication of the pilot plant is in process, with the estimated completion to be later in 2006. In addition, we have also hired an engineer to act as project manager for pilot plant fabrication and to oversee Ellycrack related operations.

At the time of this filing we are in the process of converting the above mentioned MOU into a formal joint venture agreement.

Plan of Operation for the Next Twelve Months

The increase we realized in Flowstar sales during the first half of 2006 over the same period in 2005 is an indication that we are starting to generate stronger growth that management hopes will result in operating profits for the Flowstar division in the 2006 fiscal year. However, our future operations and expansion are dependent on identifying and securing additional long-term or permanent equity financing; identifying potential sources of short and/or long-term debt financing; enjoying the continued support of creditors and shareholders; and ultimately achieving profitability in all facets of our operations. There can be no assurances that we will be successful in these regards, which would significantly affect our ability to execute our business plan. We will continue to evaluate projected expenditures relative to available cash and seek additional means to finance operations to meet our internal and external growth as new capital is required.

During the year ended December 31, 2004, we integrated the operations of Flowstar and Flowray into our corporate structure and prepared a comprehensive updated plan to capitalize on the competitive advantages of the DCR technology in Canada. In 2005, we successfully implemented this plan by setting up an experienced sales team and establishing a sales office in Calgary, Alberta, which hosts the largest single concentration of oil/gas company head offices in North America. This allowed the Company to achieve higher sales for the year and sales increases from prior quarterly reporting periods. This trend has continued with Flowstar having significantly higher sales in the first half of 2006 as compared to the first half of 2005.

Over the next several months, Management will finalize a plan of action to manufacture and distribute the DCR product line throughout North America. In the second quarter we engaged two consultants to assist in planning our expansion of Flowstar operations into the U.S. market. The first element of that plan will be to appoint an appropriately qualified executive in the third quarter to oversee expansion of the division into the U.S. market. The executive will be responsible for establishing a sales and technical support infrastructure within each state or region being targeted for DCR sales. That infrastructure is expected to be based on contracting qualifying third-parties to manufacture and/or distribute DRC technology within defined territories wherein that party has established capacity and market reach.

As part of our business development efforts, Flowstar continues to be deeply involved with industry organizations and in particular those focused on the upstream measurement market. Our Flowstar Technologies Inc. division is an active member of the Industry Measurement Group (“IMG”); a non-profit organization comprised of corporations with a common interest in issues affecting measurement within the petroleum industry. Included within IMG are measurement specialists, operating companies, service providers, regulators, production accountants and consultants among others. In March 2006, Flowstar participated in a trade event hosted by the Canadian School of Hydrocarbon Measurement (“CSHM”), which focused on hydrocarbon measurement accounting compliance. We also participated in the Instrumentation, Systems, and Automation Society (“ISA”) technical conference held in Edmonton in April 2006. ISA is a United States based organization setting global standards for and certifying professionals involved in the industrial automation industry.

In May 2006, we exhibited at the Gas City Petroleum Show in Medicine Hat, Alberta. In June 2006, we participated in the Global Petroleum Show in Calgary, Alberta where our Flowstar DCR was showcased as part of a new separator package being marketed for wet-gas applications. That package is currently being implemented as an exclusive metering/separation solution by a major coal-bed methane producer in Canada.

In addition to participating in focused industry events, we also commissioned Colorado Engineering Experiment Station Inc. (CEESI) to test, quantify, and provide reference data on the performance of our DCR technology in a variety of wet-gas field conditions. Test results were positive and we expect sales of DCR technology for wet-gas applications to increase considerably as supported by the reference data produced by CEESI.

In 2005, we made significant advancements in the design and engineering of our Ellycrack technology with contributions from an engineering firm we retained to provide related services to our joint-venture. Based on these advancements, we planned to build a pilot plant facility to test the technology in a controlled field testing setting to more accurately define critical operating parameters for commercial applications. In June 2006, we entered into an agreement with Ellycrack AS allowing the joint-venture to borrow the Viscositor test-plant residing at the SINTEF facilities in Norway, and ship it to Canada. With the test-plant at our facilities in Canada, we will make all necessary modifications to it to undertake a continuous test program to define those operating parameters as a substitute to fabricating a pre-commercial pilot-plant for such a purpose. Once those parameters are established it will allow us to modify the original engineering and design plans as necessary to produce a fully commercial package for the technology. We are currently undertaking to ensure that the test-plant meets all requisite safety and environmental standards to affect its transfer from Norway to Canada.

To date, our operations have been funded by a combination of short-term debt and equity financing. In the event that we do not achieve positive cash flow from operations by the end of fiscal 2006, we will be relying on debt and equity financings to provide our Company sufficient capital to continue our development and operational plans. We may also liquidate all or part of our investment in Synenco Energy Inc. shares to raise additional capital. There can be no assurance that the growth we have been experiencing will continue, which would have a significant affect on the financial condition of our Company and our ability to effectively implement the proposed business plan for Flowstar and Ellycrack.

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

Currently, cash on hand and collection of trade accounts receivable are our only sources of liquidity. We cannot provide any assurance that we will be able to reach a level of operations within our Flowstar division to finance our day-to-day activities. Although we do not have any lending arrangements in place with banking or financial institutions, we intend to secure conventional bank financing for Flowstar once we redeem or affect the conversion of all of the outstanding convertible debentures to equity as noted herein. We are also currently in the process of arranging financing for our 2006 operations and investment plan. As part of our overall investment objectives we intend to acquire and develop one or more technologies in 2006. We hope that any potential acquisitions would also contribute to our current revenue and cash flow streams immediately after the acquisition. Our total anticipated funding requirement through to the end of 2007 is estimated to be approximately $15 million.

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

We anticipate that the only major purchases of capital assets in the next 12 months will be the building of the Ellycrack pilot plant, the expansion of Flowstar operations into the United States, and the potential acquisition of one or more new businesses and/or technologies. However, there may be additional purchases of office equipment and shop equipment for Flowstar. Also, Flowstar will be conducting research and development in its ongoing program to maintain the competitive advantage of its products.

Wescorp’s current corporate employee count has increased with the recent hiring of an additional salesman for Flowstar in the Calgary office and now stands at twenty-three. Additionally, there may be services that Wescorp will contract out for, given the specialized nature of the business of Flowstar. With the change in our business plan, we anticipate that any change in capital assets, research and development and employees would be subject to change in any targeted operating business that we may acquire, including that of Flowstar and Ellycrack.

Results from Operations – 2006 Compared to 2005

Three Months Ended June 30, 2006 Compared to Three Months Ended June 30, 2005

Revenues

Revenues during the quarter ended June 30, 2006 were $981,447, compared to $431,428 for the quarter ended June 30, 2005, an increase of $550,019, or 128%. This increase can be attributed to the growing market acceptance of the DCR systems sold by Flowstar, increased marketing of the Flowstar products, and strengthening of the Canadian dollar. Sales coverage for the Flowstar DCR systems has been improved through the hiring of additional direct sales staff and increased exposure to the upstream measurement community. In addition, Flowstar has been focusing its sales efforts by identifying applications and markets where the DCR system has advantages over competing products.

Cost of Sales

As a percentage of revenues, cost of sales for the quarter ended June 30, 2006 increased slightly to 51.4% versus 49.5% for the quarter ended June 30, for 2005. This minor deterioration in the gross margin was directly attributed to market conditions which have forced us reduce prices slightly to ensure our products are priced in line with our competitors.

Expenses

Operating expenses for the quarter ended June 30, 2006 were $1,275,317 versus $1,011,220 for the quarter ended June 30, 2005, an increase of $264,097. Expansion of our Ellycrack and Flowstar operations were the principal reasons for this increase. The largest increases in our operating expenses were in engineering expenses for the Ellycrack pilot plant, and wages and benefits as explained below.

Since the second quarter of 2005, additional staff have been hired to fill the management positions of Project Manager for the Ellycrack pilot plant and Vice President of Investor Relations., In addition, the Company’s Chief Financial Officer is now being paid as an employee as opposed to a consultant in the first six months of 2005. To improve sales coverage, three additional sales representatives have been hired by Flowstar that were not employed during the first six months of 2005. As a result, wages and benefits were $374,330 during the quarter ended June 30, 2006 versus $200,575 during the quarter ended June 30, 2005, an increase of approximately $174,000. Also, included in the new compensation package for the Chief Executive Officer were stock options which did not exist during the quarter ended June 30, 2005. Thus, the Company incurred $20,556 in stock based compensation during the quarter ended June 30, 2006 with no corresponding cost during the quarter ended June 30, 2005.

Engineering of the Ellycrack pilot project didn’t start until the third quarter of 2005 and as a result, costs of $65,522 were incurred during the quarter ended June 30, 2006 with no corresponding cost during the quarter ended June 30, 2005.

Travel expenses during the quarter ended June 30, 2006 increased by $12,400 versus the quarter ended June 30, 2005, a direct result of the increased activity in the Ellycrack project and additional marketing of both Wescorp and Flowstar in international markets. Similarly, the increase in office expenses of $50,451 during the quarter ended June 30, 2006 versus the quarter ended June 30, 2005 were directly related to the expansion of the Flowstar and Ellycrack operations.

Depreciation expense for the quarter ended June 30, 2006 was $25,955 versus $10,590, an increase of just over $15,000. This increase was due to assets acquired during the last six months of 2005 and the first six months of 2006 to support the expanded Flowstar operations.

Consulting fees for the current quarter of $129,461 were $18,443 higher than those incurred in 2005. Although many consulting contracts which existed in 2005 were not renewed, additional consulting agreements were entered into during the last quarter of 2005 and the first six months of 2006 which exceeded the cost of those contracts that existed in the same period of 2005. The new contracts included the hiring of a consultant to assist in developing a marketing strategy that can be applied to current products being sold as well as potential new products that may be marketed by existing businesses or future business acquisitions. Additional consulting fees were also paid to help assess the viability of potential business acquisition candidates.

Legal and accounting costs were $81,437 which was an increase of $41,288 compared to the corresponding period of 2005. Most of this increase can be attributed to increased compliance costs with respect to the requirements for the year end audit as well as the reviews of the quarterly financial statements. Additional costs were also incurred for legal fees with respect to potential financing and for due diligence work undertaken with respect to potential business acquisitions.

Results for the quarter ended June 30, 2006 reflect interest, finance and bank charges of $51,792 which is $44,285 higher than the $7,507 reflected in the same period for 2005 as a direct result of the current year’s figures including the cost of a $50,000 finder’s fee in relation to potential financing.

Advertising and investor relations expenses rose by $20,955 to $85,727 for the quarter ended June 30, 2005 versus the $64,772 reported for the quarter ended June 30, 2005. This is the direct result of issuing warrants valued at $46,000 to various consultants to assist with investor relations.

During the quarter ended June 30, 2006 Flowstar commissioned Colorado Engineering Experiment Station Inc. (CEESI) to undertake tests in response to customer and regulator requests for reference data to quantify DCR technology performance in a variety of wet-gas field conditions at a cost of $25,690. For the same quarter of 2005 the Company incurred patent costs in the amount of $16,502 related to the Ellycrack project. This has resulted in an increase of $9,188 for research and development in the current year compared to 2005.

In addition, $17,605 in directors’ fees were incurred in the quarter ended June 30, 2006 as compensation for outside directors to be members of the board. These fees did not exist in the same period for 2005.

The above increases were offset by the reduction of $207,000 in the beneficial conversion interest which was related to the debentures issued in the quarter ended June 30, 2006. No costs related to beneficial conversion interest were incurred in the quarter ended June 30, 2006 as no new convertible debentures have been issued. Additionally, we incurred interest expenses of only $56,979 on our debentures during the quarter ended June 30, 2006 compared to the $77,140 incurred during the quarter ended June

30, 2005. This decrease of $20,161 is due to having repaid $77,000 of the debentures in January of 2006 and the 2005 figures including interest from the date the original investment in the debenture (which were made prior to April 1, 2005) to the end of the quarter.

The increase in other expenses of $115,888 is directly attributable to the $120,000 penalty for the late delivery of shares to the former shareholders of Vasjar recorded on the June 30, 2006 financial statements which was not included in the June 30, 2005 financial statements.

Net Loss

The net loss for the quarter ended June 30, 2006 of $913,847 compared to a net loss of $790,049 for 2005 is due to the net effect of the increase in gross profit of $259,396 offset by an overall increase of $264,097 in operating expenses and $115,888 in other expenses as explained above.

Six Months Ended June 30, 2006 Compared to Six Months Ended June 30, 2005

Revenues

Revenues during the six months ended June 30, 2006 were $2,060,790, compared to $1,052,022 for the six months ended June 30, 2005, an increase of $1,008,768, or 96%. This increase can be attributed to the growing market acceptance of the DCR systems sold by Flowstar, increased marketing of the Flowstar products, and strengthening of the Canadian dollar. Sales coverage for the Flowstar DCR systems has been improved through the hiring of additional direct sales staff and increased exposure to the upstream measurement community. In addition, Flowstar has been focusing its sales efforts by identifying applications and markets where the DCR system has advantages over competing products.

Cost of Sales

As a percentage of revenues, cost of sales for the six months ended June 30, 2006 increased slightly to 52.0% versus 49.5% for the six months ended June 30, for 2005. This minor deterioration in the gross margin was directly attributed to market conditions which have forced us reduce prices slightly to ensure our products are priced in line with our competitors.

Expenses

Operating expenses for the six months ended June 30, 2006 were $2,369,821 versus $1,999,980 for the six months ended June 30, 2005, an increase of $369,841. Expansion of our Ellycrack and Flowstar operations were the principal reasons for this increase. The largest increases in our operating expenses were in engineering expenses for the Ellycrack pilot plant, and wages and benefits as explained below.

Additional staff have been hired to fill the management positions of Project Manager for the Ellycrack pilot plant, Vice President of Investor Relations and Communications and Corporate Controller, positions which did not exist at March 31, 2005, In addition, the Company’s Chief Financial Officer is now being paid as an employee as opposed to a consultant in the first six months of 2005. To improve sales coverage, three additional sales representatives have been hired by Flowstar that were not employed during the first six months of 2005. As a result, wages and benefits were $725,112 during the six months ended June 30, 2006 versus $356,888 during the six months ended June 30, 2005, an increase of $368,224. Also, included in the new compensation package for the Chief Executive Officer were stock options which did not exist during the six months ended June 30, 2005. Thus, the Company incurred $42,856 in stock based compensation during the six months ended June 30, 2006 with no corresponding cost during the six months ended June 30, 2005.

Engineering of the Ellycrack pilot project didn’t start until the third quarter months of 2005 and as a result, costs of $191,076 were incurred during the six months ended June 30, 2006 with no corresponding cost during the six months ended June 30, 2005.

Travel expenses during the six months ended June 30, 2006 increased by $33,798 versus the six months ended June 30, 2005, a direct result of the increased activity in the Ellycrack project and additional marketing of both Wescorp and Flowstar in international markets. Similarly, the increase in office expenses of $56,029 during the six months ended June 30, 2006 versus the six months ended June 30, 2005 were directly related to the expansion of the Flowstar and Ellycrack operations.

Depreciation expense for the six months ended June 30, 2006 was $51,998 versus the $24,009 for the first six months of 2005, an increase of $27,989. This increase was due to assets acquired during the last six months of 2005 and the first six months of 2006 to support the expanded Flowstar operations. Further, the increase in our asset base contributed to an increase in commercial insurance premiums of approximately $16,000 for the six months ended June 30, 2006 compared to the six months ended June 30, 2005.

Advertising and investor relations expenses rose by $20,356 to $129,805 for the six months ended June 30, 2005 versus the $109,449 reported for the six months ended June 30, 2005. This is the direct result of issuing warrants in the second quarter of 2006 valued at $46,000 to various consultants to assist with investor relations.

We incurred interest expenses of $111,705 on the convertible debentures during the six months ended June 30, 2006 compared to the $77,140 incurred during the six months ended June 30, 2005. This increase of $34,565 is a direct result of the debentures being outstanding since January 1, 2006 whereas the 2005 figures including interest only from the date the original investment in the debentures. Even though $77,000 in debentures were repaid in January of 2006 the fact that the remaining convertible debentures were outstanding for to the entire six months resulted in the net increase..

In addition, $17,605 in directors’ fees were incurred in the quarter ended June 30, 2006 as compensation for outside directors to be members of the board. These fees did not exist in the same period for 2005.

The above increases were offset by the reduction of $207,000 in the beneficial conversion interest which was related to the debentures issued in the six months ended June 30, 2006. No costs related to beneficial conversion interest were incurred in the six months ended June 30, 2006 as no new convertible debentures have been issued.

Results for the six months ended June 30, 2006 reflect interest, finance and bank charges of $54,119 which is $146,992 lower than the $201,111 reflected in the same period for 2005. This is a direct result of the 2005 figures including a finder’s fee in relation to the debenture financing secured during the first quarter of 2005 of approximately $191,000 whereas the current year’s figures include the cost of a $50,000 finder’s fee in relation to potential financing.

Consulting fees incurred in the current six month period of $254,215 were $56,030 lower than the $310,245 incurred in 2005. Although most of the consulting contracts which existed in 2005 were not renewed, additional consulting agreements were entered into during the last six months of 2005 and the first six months of 2006. Many of the new contracts commenced during the second quarter of 2006 and as a result the net affect has been a reduction in consulting costs for the six month period ending June 30, 2005 when compared to the same period of 2005. New contracts which did not exist at June 30, 2005 include the hiring of a consultant to assist in developing a marketing strategy that can be applied to current products being sold as well as potential new products that may be marketed by existing businesses or future business acquisitions. Additional consulting fees were also paid to help assess the viability of potential business acquisition candidates.

Legal and accounting costs were $135,601 which was a decrease of $11,220 compared to the corresponding period of 2005. Last year’s figures for legal and accounting were adversely affected by legal fees incurred to defend the Baum litigation, as well as legal and other professional fees related to the private placement of the debentures incurred in the first quarter of 2005. The reductions of not having these same costs in 2006 were offset by increased compliance costs with respect to the requirements for the year end audit as well as the reviews of the quarterly financial statements. Additional costs were also incurred for legal fees with respect to potential financing and for due diligence work undertaken with respect to potential business acquisitions.

During the six months ended June 30, 2006 Flowstar commissioned Colorado Engineering Experiment Station Inc. (CEESI) to undertake tests in response to customer and regulator requests for reference data to quantify DCR technology performance in a variety of wet-gas field conditions at a cost of $25,690. For the same six months of 2005 the Company incurred patent costs in the amount of $44,851 related to the Ellycrack project. This has resulted in a decrease of $19,161 for research and development in the current year compared to 2005.

The increase in other expenses of $120,076 is directly attributable to the $120,000 penalty for the late delivery of shares to the former shareholders of Vasjar recorded on the June 30, 2006 financial statements which was not included in the June 30, 2005 financial statements.

Net Loss

The net loss for the six months ended June 30, 2006 of $1,496,854 compared to a net loss of $1,465,442 for 2005 is due to the net effect of the increase in gross profit of $458,505 offset by an overall increase of $369,841 in operating expenses and $120,076 in other expenses as explained above.

Liquidity and Capital Resources – June 30, 2006 Compared to June 30, 2005

From inception, we have been dependent on investment capital and debt financing from our shareholders as our primary source of liquidity. Prior to our acquisition of Flowstar in 2004 we had not generated any revenue or income from our operations. To June 30, 2006, we have generated revenues from operations of $5,612,910 (comprised of $2,060,790 for the six months ended June 30, 2006 and $2,323,589 and $1,228,531 for the years ended December 31, 2005 and 2004, respectively). We had an accumulated deficit at June 30, 2006 of $16,825,607.

Our cash position at June 30, 2006 decreased to $300,899 from the $1,003,443 balance we had at June 30, 2005.

We used cash in operations of $1,434,886 in the first six months of 2006 compared to cash used in operations of $796,842 during the same period in 2005. Approximately $507,000 of this amount was used to fund the increased accounts receivable and inventory levels that are necessary to support the higher level of activity in the Flowstar operations.

We also had a net outflow of cash of $163,232 from investing activities for the six months ended June 30, 2006, which consisted of the purchase of plant and equipment of $12,628 (June 30, 2005 - $17,010), and we used $150,000 in cash for the purchase of shares in Ellycrack (June 30, 2005 - $75,000). The net change in the note receivable for the first six months of 2006 was only $3,291 versus the $272,456 reported for the same period in 2005 as this note was issued in the six months ended June 30, 2005.

The net cash used in operating and investing activities was supported with $1,240,378 from financing activities for the six months ended June 30, 2006. The cash flow from financing activities was primarily a result of the issuance of stock net of shares issued for services in the amount of $479,954 (June 30, 2005 – $600,728), cash received on the exercise of warrants for which shares were not yet issued in the amount of $311,589 (June 30, 2005 – nil) and the funding of $29,772 for a share subscription receivable (June 30, 2005 – nil). During the six months ended June 30, 2006 we incurred debt of $500,000 in the form of a short-term note payable issued to the Company by a director and $7,263 relating to unpaid remuneration for our Chief Executive Officer (2005 – nil). Results for the first six months of 2005 also reflected a positive cash flow of $ 1,552,319 related to proceeds from convertible debentures. During the six months ended June 30, 2006 we had to repay convertible debentures in the amount of $77,000 (2005 - $nil) and debt in the amount of $11,200 (2005 - $6,964). In the first six months of 2005 we made payments of $44,836 on the amounts due to a shareholder in order to extinguish that debt.

At June 30, 2006, we had current assets totaling $2,531,822 compared to $2,484,905 at June 30, 2005. This increase is a direct result of management’s decision to increase inventory levels and increased trade receivable levels indicative of the increased business activities of Flowstar. These increases were offset by the decrease in cash was utilized to fund these increases in inventory and trade receivables as well as the collection of approximately $197,000 of the note receivable.

Our investment in property and equipment at June 30, 2006 increased to $169,347 from the $98,839 reported at June 30, 2005, reflecting the expansion of our Flowstar business. The increase in investments to approximately $3,991,699 at June 30, 2006 from the June 30, 2005 balance of $993,648 was a direct result of being able to reflect the investment in Synenco at June 30, 2006 market values now that Synenco became publicly traded. The reduction in our technology is due to the amortization of this asset over its estimated useful life of approximately eight years.

The Company had $6,581,724 in current liabilities at June 30, 2006 compared to $4,874,321 at June 30, 2005. Part of the increase can be attributed to additional trade payables and financing required to sustain the higher level of activity in the operations of Flowstar and Ellycrack, resulting in an increase of approximately $663,000 when compared to the June 30, 2005 figures. To support current operations net funding of $1,475,319 in the form of short-term convertible debentures was still on the books at June 30, 2006 compared to the $1,552,319 balance of that financing as at June 30, 2005. As described above, the Company also incurred a debt owed to related parties in the amount of $538,125 which did not exist at June 30, 2005. In addition, the current portion of debt increased by $583,137 at June 30, 2006 versus June 30, 2005 as now the entire amount owed to the former Vasjar shareholders is due within the next twelve months.

We had long-term liabilities of $97,222 at June 30, 2006 compared to $844,515 at June 30, 2005. Most of this change is a direct result of the entire amount owed to the former Vasjar shareholders now being due within the next twelve months.

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

Credit Risk

At June 30, 2006, no customer represented a significant percentage of total accounts receivable. The Company does not obtain collateral or other security to support financial instruments subject to credit risk but mitigates this risk by dealing with financially sound counterparties and, accordingly, does not anticipate significant loss for non-performance.

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

Management Of Growth

Rapid growth places a significant strain on our financial, operational and managerial resources. While we engage in strategic and operational planning to adequately manage anticipated growth, there can be no assurance that our Company will be able to implement and subsequently improve operations and financial systems successfully and in a timely manner to fully manage our growth. There can be no assurance that our Company will be able to manage its growth and any inability to successfully manage growth successfully could materially adversely affect our business, financial condition and results of operation.

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

In June 2003, we entered into an agreement to purchase 100% of the outstanding shares of two companies, Flowstar Technologies Inc. (“Flowstar”) and Flowray Inc. (“Flowray”) which was subsequently amended in January 2004. On March 31, 2004, Wescorp, through our Alberta subsidiary 1049265 Alberta Ltd., completed the acquisition of 100% of the outstanding shares of Flowstar and Flowray. Flowstar and Flowray were legally amalgamated on December 31, 2004 into one company that continued under the name Flowstar Technologies Inc.

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

During 2003 and 2004, we purchased 255,000 shares of Ellycrack AS, a private technology research and development company based in Florø, Norway (“Ellycrack”). In September 2004, we purchased an additional 400,000 common shares of Ellycrack by issuing 300,000 shares of Wescorp common stock to Ellycrack resulting in equity interest in Ellycrack of 12.90% . In January 2006, we purchased an additional 65,000 shares of Ellycrack bringing our current equity interest to 13.45% .

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

Primary features and benefits of this technology include but are not limited to:

  Converting kinetic energy to required temperatures at the molecular level to crack heavy oil – requires lower ambient temperature and atmospheric pressure to significantly reduce capital and energy costs
  Colliding atomized oil and active steam with fluidized sand at high velocity to crack oil without additional catalysts or hydrogenation – output remains stable and does not repolymerize after processing to retain the added value of upgrading
  Generating coke by-product from cracking as the primary fuel for all unit operations – process requires very little energy input and generates significantly more energy than is required to potentially drive onsite electricity or steam co- generating capacity
  Raising the API of processed oil from 6° to 28° in a single pass and over 30° with medium grade feedstock – raising significantly the value of processed oil and reducing heavy oil differentials of pricing relative to world benchmarks

As part of the joint-venture agreement being prepared with Ellycrack, Wescorp must pay for the design modifications, construction and field testing of a pilot plant to be fabricated in Canada. Subsequent to that benchmark being achieved, all future costs associated with commercial applications of VISCOSITOR technology will be shared equally by Wescorp and Ellycrack. We expect to substantially increase our investment in developing this technology for commercial launch throughout the remainder of 2006 and 2007.

On February 16, 2006, we announced that the engineering phase of the patented Ellycrack heavy oil upgrader pilot plant had been completed and we are now moving to fabricate the plant in Canada. Final design contributions and engineering services were provided by a major international engineering company with over 40 years of combined tar-sands, heavy oil and upgrader project experience. Pilot plant fabrication will be overseen by our newly appointed Ellycrack joint-venture project manager. Completion of the engineering stage is the direct result of having undertaken an extended period of testing through the latter half of 2005 which resulted in design modifications that allowed us to significantly improve the upgrading capabilities of the Ellycrack process as outlined above. The extended design and testing period allowed us to optimize the process to where it can now upgrade heavy oil to over 30 degrees API. That enhanced upgrading capacity has in turn also expanded the scope of commercial applications being considered for the process which we demonstrated for several energy producers in that testing period, with particular attention paid to demonstrating:

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

PART III – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There was an action brought by Mark Baum against Wescorp (Baum v. Wescorp Energy Inc., f/k/a CTI Diversified Holdings, Inc., case number 50T 181 00033 04 - American Arbitration Association, International Centre for Dispute Resolution). The case was commenced January 15, 2004 and the hearing thereon was held in October 2004. The claim was for $300,000 plus attorney’s fees and costs. Principal parties were Mr. Baum and Wescorp. Mr. Baum’s claim was based on a purported agreement whereby he or an affiliate were to provide various services to Wescorp for payments of $6,000 per month in Wescorp stock payable six months in advance. (When the purported agreement was allegedly made in July 2003, the stock was trading at a much lower price than at this time). The Company was successful in its arbitration hearings with Mr. Baum and was was awarded $42,471 plus court costs. Mr. Baum appealed the judgment. The final determination of the case at this time is not certain, nor is it certain when the company will receive the court awarded award and costs (if any).

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the six months ended June 30, 2006, the Company issued 2,208,654 shares of common stock for total proceeds of $773,029. These shares were issued on the exercise of warrants at an exercise price of $0.35 per share. The warrants were issued as part of a private placement dated December 17, 2003 to accredited investors outside the United States in reliance upon an exemption from registration under Regulation S of the Securities Act of 1933, as amended (See Form 8-K filed December 18, 2003).

During the six months ended June 30, 2006, the Company issued 1,500,000 shares of common stock for total proceeds of $225,000 on the exercise of warrants at an exercise price of $0.15 per share pursuant to a loan agreement with a Company director dated January 28, 2003 (See Form 8-K filed April 23, 2003).

Also during the six months ended June 30, 2006, the Company received proceeds of $269,500 from the exercise of additional warrants at an exercise price of $0.35 per share pursuant to a private placement dated December 17, 2003 to accredited investors outside the United States in reliance upon an exemption from registration under Regulation S of the Securities Act of 1933, as amended (See Form 8-K filed December 18, 2003). Share certificates for the exercise of these warrants have not been issued as of the date of this filing,

During the six months ended June 30, 2006, the Company issued 300,000 shares of common stock for total proceeds of $171,900. These shares were issued for directors’ fees at values ranging from $0.60 to $0.678 per share and for consulting fees at $0.54 per share.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our security holders during the three months ended June 30, 2006.

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

*Previously filed

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 11th day of August, 2006.

WESCORP ENERGY INC.

Date: August 11, 2006	By:	/s/ Douglas Biles
Douglas Biles, Chief Executive Officer and Director

	By:	/s/ Terry Mereniuk
Terry Mereniuk, Chief Financial Officer and Director