Form 10QSB/A
period 2005-09-30
WESCORP ENERGY INC
filed 2006-09-01
CIK 1069489

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB/A

Amendment #1

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

ITEM 1. FINANCIAL STATEMENTS

PART I - FINANCIAL INFORMATION

Index

Consolidated Balance Sheets at September 30, 2005 and December 31, 2004

Consolidated Statements of Operations for the three and nine months ended September 30, 2005 and the three and nine months ended September 30, 2004

Consolidated Statements of Cash Flows for the nine months ended September 30, 2005 and the nine months ended September 30, 2004

Notes to the Consolidated Financial Statements

2

WESCORP ENERGY INC.
CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2005	2004
	(restated)
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and equivalents	$259,708	$48,428
Cash trust accounts	-	1,970
Accounts receivable	585,444	622,657
Inventory	865,809	510,193
Prepaid expenses	57,982	14,706
Note receivable	287,616	-
TOTAL CURRENT ASSETS	2,056,559	1,197,954

PROPERTY AND EQUIPMENT, net	144,611	105,838

OTHER ASSETS
Investments	993,648	918,648
Technology	3,339,713	3,725,064
Deposits	14,132	39,273
TOTAL OTHER ASSETS	4,347,493	4,682,985

TOTAL ASSETS	$6,548,663	$5,986,777

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$1,432,106	$914,628
Other liabilities	437,027	265,786
Due to directors	300,000	-
Note payable, related party, net of unamortized discount	-	1,979,593
Due to shareholders	-	44,836
Deposit equity	1,924,681	-
Convertible debentures	1,552,319	-
TOTAL CURRENT LIABILITIES	5,646,133	3,204,843

LONG-TERM LIABILITIES
Other liabilities	487,818	851,572
TOTAL LONG-TERM LIABILITIES	487,818	851,572

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' EQUITY
Preferred stock, 50,000,000 shares authorized, $0.0001
par value; no shares issued	-	-
Common stock, 250,000,000 shares authorized, $0.0001
par value; 37,365,186 and 35,017,615 shares
issued and outstanding, respectively	3,659	3,501
Additional paid-in capital	13,950,979	13,081,137
Subscription receivable	(62,272)	-
Accumulated other comprehensive income (loss)	(281,062)	(378,641)
Accumulated deficit	(13,196,592)	(10,775,635)
TOTAL STOCKHOLDERS' EQUITY	414,712	1,930,362

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY	$6,548,663	$5,986,777

The accompanying notes are an integral part of these financial statements.

WESCORP ENERGY INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(restated)		(restated)
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

REVENUES	$638,536	$579,337	$1,690,558	$779,446

COST OF SALES	396,556	407,090	917,249	507,401

GROSS PROFIT	241,980	172,247	773,309	272,045

EXPENSES
Consulting	137,498	174,402	447,743	596,219
Advertising and investor relations	29,574	130,971	139,023	253,379
Legal and accounting	23,743	202,082	170,564	419,516
Wages and benefits	260,927	-	617,815	-
Office	54,355	68,491	178,843	132,296
Insurance	35,361	-	94,036	-
Travel	46,948	3,535	129,349	64,375
Engineering expenses	168,044	-	168,044	-
Depreciation	14,544	24,516	38,553	35,216
Amortization of technology	128,449	-	385,351	-
Research and development	4,392	-	49,243	-
Amortization of loan discount	-	35,273	-	81,916
TOTAL OPERATING EXPENSES	903,835	639,270	2,418,564	1,582,917

LOSS FROM OPERATIONS	(661,855)	(467,023)	(1,645,255)	(1,310,872)

OTHER INCOME (EXPENSES)
Interest and bank charges	(1,720)	(3,420)	(10,363)	(3,468)
Interest to shareholders and related parties	-	(71,513)	-	(201,281)
Interest on debentures	(58,660)	-	(135,800)	-
Financing costs	-	-	(192,468)	-
Beneficial conversion interest	-	-	(207,000)	-
Penalty for late delivery of shares	(233,280)	-	(233,280)	-
Interest income	-	4,042	3,209	4,042
Foreign currency transaction gain/(loss)	-	(25,313)	-	(25,313)
Gain/(loss) on sale of assets	-	(5,398)	-	(5,398)
TOTAL OTHER INCOME (EXPENSES)	(293,660)	(101,602)	(775,702)	(231,418)

LOSS BEFORE INCOME TAXES	(955,515)	(568,625)	(2,420,957)	(1,542,290)

INCOME TAXES	-	-	-	-

NET LOSS	(955,515)	(568,625)	(2,420,957)	(1,542,290)

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation gain (loss)	29,560	192,861	97,578	182,092

COMPREHENSIVE LOSS	$(925,955)	$(375,764)	$(2,323,379)	$(1,360,198)

BASIC AND DILUTED NET LOSS PER SHARE	$(0.03)	$(0.01)	$(0.06)	$(0.05)

WEIGHTED AVERAGE NUMBER
COMMON SHARES OUTSTANDING
BASIC AND DILUTED	36,597,186	35,706,227	36,284,321	29,179,000

The accompanying notes are an integral part of these financial statements.

WESCORP ENERGY INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2005	2004
	(restated)
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,420,957)	$(1,542,290)
Adjustments to reconcile net loss
to net cash used by operating activities:
Depreciation	38,553	35,216
Amortization of technology	385,351	-
Shares issued for services	25,392	36,372
Shares issued for penalty on late delivery of shares	233,280	-
Beneficial conversion interest	207,000	-
Amortization on discount of note payable	-	81,916
Decrease (increase) in accounts receivable	37,213	(270,795)
Decrease (increase) in inventory	(355,616)	(292,640)
Decrease (increase) in prepaid expenses	(43,276)	(3,487)
Increase (decrease) in bank indebtedness	-	486
Increase (decrease) in accounts payable and accrued liabilities	344,198	287,957
Increase (decrease) in accounts payable, related parties	-	(8,878)
Net cash used by operating activities	(1,548,862)	(1,676,143)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	(77,326)	(29,266)
Cash provided by acquisition	-	15,006
Deposits	25,141	(44,268)
Note receivable	(287,616)	-
Purchase of trademarks	-	(28)
Investments	(75,000)	(108,151)
Net cash used in investing activities	(414,801)	(166,707)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments on borrowing	(7,970)	-
Payments on notes payable	-	-
Repament of shareholder loan	(44,836)	-
Proceeds on notes payable	-	55,609
Proceeds on finance contracts	55,458	-
Proceeds on converitble debentures	1,552,319	-
Sale of stock	575,336	1,530,191
Net cash provided by financing activities	2,130,307	1,585,800
Effect of exchange rates	42,666	187,022
Net increase in cash	209,310	(70,028)
Cash, beginning of period	50,398	113,886
Cash, end of period	$259,708	$43,858
SUPPLEMENTAL CASH FLOW DISCLOSURES:
Cash paid for interest and income taxes:
Interest expense	$146,163	$3,468
Income taxes	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:

Shares issued for services	$25,392	$36,372
Shares issued for subscriptions receivable	$62,272	$-
Assets net of liabilities acquired in acquisition	$-	$275,651
Shares traded for shares in Ellycrack	$-	$135,000

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

The Company acquired DCR technology rights through its acquisitions of Flowstar and Vasjar which are included in intangible assets. These items represent the acquisition cost of the assets purchased from Flowstar and Vasjar in 2004 (See Note 9). The Company’s intangible assets are summarized as follows:

	September 30,	December 31,
	2005	2004
	(restated)
	(Unaudited)
DCR Technology acquired from Vasjar	$3,503,824	$3,503,824
DCR Technology acquired from Flowstar	414,073	414,073
	3,917,897	3,917,897
Accumulated Amortization	578,184	192,833
Net Technology Assets	$3,339,713	$3,725,064

The technology acquired from Flowstar relates to the right to use the DCR technology in markets in Canada and the technology acquired from Vasjar relates to markets outside of Canada. In accordance with SFAS No. 142, intangible assets with a finite life are amortized over their useful life. The useful life of an intangible asset to an entity is the period over which the asset is expected to contribute directly or indirectly to the future cash flows of that entity. Amortization of the technology is recorded on a straight line basis over its useful life which is estimated to expire in March 2012. The Company periodically reviews its DCR technology rights to assess recoverability based on projected undiscounted cash flows from operations. Impairments are recognized in operating results when a permanent diminution in value occurs. At September 30, 2005 no impairment of the Company’s DCR technology is deemed necessary.

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
	(Unaudited)
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

Going Concern
These consolidated financial statements have been prepared with the assumption being that the Company will continue on a going concern basis and that it will be able to realize assets and discharge liabilities in the normal course of business. As shown in the accompanying financial statements, the Company has incurred an accumulated deficit of $13,196,592 through September 30, 2005. The Company has changed its focus to provide expertise to emerging companies, offering timely product solutions and/or strategic investment opportunities in the oil and gas industries which will, if successful, mitigate these factors which raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence. The Company has successfully raised $1,552,319 on a convertible debenture. Management feels that this will be sufficient to fund normal operations through 2005 (see Note 11).

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

Following is a summary of the status of the options during the periods ended September 30, 2005:

		Weighted Average
	Number of Shares	Exercise Price
Outstanding at January 1, 2005	-	$-
Granted	2,277,777	0.54
Exercised	-	-
Forfeited	-	-
Outstanding at September 30, 2005	2,277,777	$0.54
Weighted average fair value of options granted in 2005		$0.54

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
		(Unaudited)
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

The terms of the amounts due to related parties at September 30, 2005 and at December 31, 2004 are as follows:

	September 30,	December 31,
	2005	2004
	(Unaudited)
Note payable –Interest at 15%, compounded semi-annually, paid annually with a maturity
date of December 31, 2005, unsecured, due to a shareholder.	$-	$1,979,593

Commitment to issue shares on the conversion of the above note payable – shares to be
issued subsequent to the quarter end	1,924,681	-

Due to directors during the period ended September 30, 2005 – non-interest bearing, due on
demand	300,000	-

Advances from shareholders, non-interest bearing with no set terms of repayment.	-	44,836

Total amounts due to related parties	$2,224,681	$2,024,429

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

NOTE 16— CORRECTION FOR ERRORS

The accompanying consolidated financial statements have been restated to correct information concerning certain transactions that are described in general in this Note 16 and in more detail in respective Notes above. The cumulative effects of the financial statement amendments and the correction for an accounting error, as described above in this Note 16, resulted in the following changes to the Company’s financial statements: For the nine months ended September 30, 2005, the Company had originally reported a net loss of $2,208,606 and the corrected net loss is $2,420,957. For the three months ended September 30, 2005, the Company had originally reported a net loss of $827,066 and the corrected net loss is $955,515. The Company had reported an accumulated deficit of $12,791,408 which is now recognized as $13,196,592. The Company’s losses per share remained the same at $0.06 per share for the nine months ended September 30, 2005. The Company’s losses per share for the three months ended September 30, 2005 were originally reported as $0.02 per share and the corrected losses per share are $0.03 per share.

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

Amortization of Technology
In August 2004 the remaining world wide rights for the DCR technology were obtained through the acquisition of Vasjar in the amount of $3,503,824. The Company has determined that it is appropriate to amortize the value of the DCR technology on a straight line basis over its useful life which is estimated to expire in March 2012. Accordingly these financial statements reflect amortization of the Technology and a corresponding increase in the net loss in the amount of $385,351 and $128,449 for the nine and three months ended September 30, 2005 respectively.

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

Share Capital
Subsequent to the issuance of the original financial statements for the period ended September 30, 2005, management discovered that the 768,000 common shares used to settle the obligation related to Stage One of the Vasjar acquisition were acquired from an independent third party and not issued from treasury. As a result, the amounts of $77 in common stock and $473,203 in additional paid-in capital should have been included as accounts payable and accrued liabilities.

The effects of the above noted corrections are summarized below:

Financial Position:

	September 30, 2005
	Originally
	Reported	Restated
Technology	3,503,824	3,339,713
Goodwill	414,073	-
TOTAL OTHER ASSETS	4,925,677	4,347,493
TOTAL ASSETS	7,126,847	6,548,663

Accounts payable and accrued liabilities	958,826	1,432,106
TOTAL CURRENT LIABILITIES	5,172,853	5,646,133

Common stock	3,736	3,659
Additional paid-in capital	14,597,182	13,950,979
Accumulated deficit	(12,791,408)	(13,196,592)
TOTAL STOCKHOLDERS' EQUITY	1,466,176	414,712
TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY	7,126,847	6,548,663

Results of Operations:	Three Months Ended		Nine Months Ended
	September 30, 2005		September 30, 2005
	Originally		Originally
	Reported	Restated	Reported	Restated
Amortization of technology	-	128,449	-	385,351
Total operating expenses	775,386	903,835	2,033,213	2,418,564
Beneficial conversion interest	-	-	(380,000)	(207,000)
Net Loss	(827,066)	(955,515)	(2,208,606)	(2,420,957)

Basic and Diluted Net Loss per Share	(0.02)	(0.03)	(0.06)	(0.06)

WEIGHTED AVERAGE NUMBER
COMMON SHARES OUTSTANDING
BASIC AND DILUTED	36,613,882	36,597,186	36,289,947	36,284,321

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

Plan of Operation for the Next Twelve Months

The Flowstar revenue from July 01, 2004 to September 30, 2005 of $2,719,010 is an indication that Flowstar will generate significantly higher operating revenues in the future that will enable it to operate profitably. Our overall future operations are dependent upon the identification and successful completion of additional long-term or permanent equity financing, the continued support of creditors and shareholders, and, ultimately, the achievement of profitability in all facets of our operations. There can be no assurances that we will be successful which would significantly affect our ability to roll out our revised business plan. We will continue to evaluate our projected expenditures relative to our available cash and to seek additional means of financing in order to meet our internal and external growth.

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

Results from Operations – 2005 Compared to 2004

Revenues

Revenues increased by $59,199, or approximately 10.2% to $638,536 for the quarter ended September 30, 2005 from $579,337 for the quarter ended September 30, 2004. This increase can be attributed to a strengthening of the Canadian dollar, continued strong market acceptance of the DCR systems sold by Flowstar and increased marketing of the Flowstar products. The increase in revenue of $911,112 for the nine months ended September 30, 2005 to $1,690,558 from $779,446 for the nine months ended September 30, 2004 can be attributed to having only six months of revenue in 2004, as Flowstar was acquired on March 31, 2004 Results for 2004 are indicative of the marketing of a virtually new product in the DCR system and the initial reluctance of the industry to accept the product as a viable alternative to existing technology.

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

Expenses

Operating expenses for the three months ended September 30, 2005 show an increase of $264,565 versus the same period in 2004. Consulting fees for the current year’s three month period ended September 30, 2005 are $36,904 less than those for 2004. In addition, legal and accounting costs decreased by $178,339. Last year’s figures for legal and accounting were adversely affected by legal fees incurred to defend the Baum litigation, as well as legal and other professional fees related to the acquisition of Vasjar, Flowstar and Flowray. Additional savings of $101,397 were achieved in the area of advertising and investor relations. Some of these savings were derived by having the investor relations functions performed internally by an employee versus contracting out these services. A minor decrease of $14,136 relating to office expenses was also achieved .

The above decreases were offset by substantial increases in wages and benefits in the amount of $260,927. Part of the increase in wages and benefits is due to hiring former consultants as employees. Additional staff were hired to fill the management positions of VP Investor Relations and Communications and corporate controller. In addition, the Company’s Chief Financial Officer and Chief Executive Officer are now being paid as employees versus consultants. The Company has also hired administration staff necessary to support the operations of Flowstar and enhance internal controls. Engineering of the Ellycrack pilot project was started in the current quarter resulting in costs of $168,044 being incurred. Travel expenses for the current quarter have risen by $43,413 versus the same period last year as a direct result of the increased activity in the Ellycrack project and additional marketing of both Wescorp and Flowstar in international markets. Furthermore the Company incurred costs of $128,449 for the amortization of technology, $35,361 for insurance and $4,392 for research and development in the current quarter which did not exist in last year’s figures.

Other Income and Expenses

The Company had a loss from other items of $293,660 for the three months ended September 30, 2005 compared to a loss of $101,602 for the same period in 2004. Most of this loss can be attributed to the $233,280 penalty for the late delivery of shares required to meet the provisions of the agreement relating to the acquisition of Vasjar. Interest incurred on the debentures in the amount of $58,660 was not in the prior year figures as these debentures have been issued in the current fiscal year. The 2004 figures reflect $71,513 in interest for amounts owing to shareholders and related parties for the three months ended September 30, 2004. With the extinguishment of this debt in the current fiscal year no further interest expense has been incurred on this debt.

Net Loss

We incurred a net operating loss for the three months ended September 30, 2005 of $955,515 compared to a net loss of $568,625 for the comparable period in 2004. Had the Company not incurred $233,280 penalty for the late delivery of shares it would have only shown a loss of $722,235 in the current quarter.

Liquidity and Capital Resources – 2005 Compared to 2004

From inception, we have been dependent on investment capital and debt financing from our shareholders as our primary source of liquidity. To September 30, 2005, we have generated revenues from operations of $2,919,089 (comprised of $1,228,531 for the three quarters to December 31, 2004 and $1,690,558 for the first three quarters of 2005). We had an accumulated deficit at September 30, 2005 of $13,196,592.

During the third quarter of 2005, our cash position decreased to $259,708 from a June 30, 2005 balance of $1,003,443. This is an increase over the September 30, 2004 balance of $43,858. We had cash used in operations of $1,548,862 in the first nine months of fiscal 2005 compared to cash used in operations of $1,676,143 in the same period of fiscal 2004. We also had a net outflow of cash of $414,801 from investing activities in the first nine months of 2005, which consisted of cash used of $75,000 for the purchase of shares in Ellycrack as noted in the "Financing" section above (2004 - $108,151), the purchase of plant and equipment of $77,326 (2004 - $29,266), the issuance of a note receivable in the amount of $287,616, which was offset by the change in deposits of $25,141 (2004 - ($44, 268)). The 2004 figures reflect net balances received of $15,006 from Flowstar and Flowray on the purchase of their shares. The net cash used in operating and investing activities was funded by $2,130,307 from financing activities, resulting in a net increase in our cash position for the nine month period of $209,310. The cash flow from financing activities is primarily a result of the issuance of some common stock net of shares issued for services in the amount of $575,336 and convertible debentures in the amount of $1,552,319 (see Part II, Item 2).

The Company had $6,133,951 in total liabilities at September 30, 2005 compared to $2,473,200 at the end of September 2004. Part of the increase can be attributed to additional trade payables and financing required to sustain the higher level of activity in the operations of Flowstar, resulting in an increase of approximately $1,084,000. In addition, $800,000 in debt was incurred as part of the purchase of Vasjar.

The note payable to the related shareholder also increased in value by $222,137 versus September 2004 as a result of the US dollar weakening against the Canadian dollar and additional interest accruing on the loan until it was crystallized into equity. This amount is reflected as deposit equity on the balances sheet as these shares are yet to be issued by the Company.

The Company also obtained additional financing of $2,153,047 through the issue of $600,728 in share capital and an additional $1,552,319 in convertible debentures. New financing utilized to acquire automotive equipment during the nine month period was incurred in the amount of $55,458. There was a repayment of $7,970 on loans used to finance the vehicles acquired after September 30, 2004.

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

2.1.13*	Share Purchase Agreement dated as of January 14, 2004 between the Company and the Trustee of the Epitihia Trust. (Incorporated by reference to Form 8-K/A filed on May 12, 2004).

2.1.14*	Share Purchase Agreement dated as of January 14, 2004 between the Company and the Trustee of the Abuelo Trust. (Incorporated by reference to Form 8-K/A filed on May 12, 2004).

2.1.15*	Amending Agreement dated as of June 16, 2004 between the Company and the Trustee of the Epitihia Trust.

2.1.16*	Amending Agreement dated as of June 16, 2004 between the Company and the Trustee of the Abuelo Trust.

2.1.17*	Hypothecation Agreement dated as of July 6, 2004 between the Company, the Trustee of the Epitihia Trust and Yearwood & Boyce.

2.1.18*	Hypothecation Agreement dated as of July 6, 2004 between the Company, the Trustee of the Abuelo Trust and Yearwood & Boyce.

2.1.19*	Employment Agreement of Douglas Biles

2.1.20*	Employment Agreement of Terry Mereniuk

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*Previously filed

(b) Reports on Form 8-K

March 21, 2005 reporting the converting of the AHC Holdings Loan to Company shares.

April 29, 2005 reporting the closing of the Convertible Debenture for total proceeds of $ 1,656,819.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 29th day of August, 2006.

WESCORP ENERGY INC.

Date: August 29, 2006	By: /s/ Douglas Biles
Douglas Biles, Chief Executive Officer and Director

By: /s/ Terry Mereniuk
Terry Mereniuk, Chief Financial Officer and Director