Form 10QSB
period 2006-09-30
WESCORP ENERGY INC
filed 2006-11-14
CIK 1069489

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2006

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
Yes [   ] No [X]

Number of shares outstanding of the registrant's class of common stock as of November 3, 2006 was 43,251,080.

Transitional Small Business Disclosure Format (Check one): Yes [   ] No [X]

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

THIS QUARTERLY REPORT ON FORM 10-QSB CONTAINS PREDICTIONS, PROJECTIONS AND OTHER STATEMENTS ABOUT THE FUTURE THAT ARE INTENDED TO BE “FORWARD-LOOKING STATEMENTS” (COLLECTIVELY, “FORWARD-LOOKING STATEMENTS”). FORWARD-LOOKING STATEMENTS INVOLVE RISKS AND UNCERTAINTIES. A NUMBER OF IMPORTANT FACTORS COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE IN THE FORWARD-LOOKING STATEMENTS. IN ASSESSING FORWARD-LOOKING STATEMENTS CONTAINED IN THIS QUARTERLY REPORT ON FORM 10-QSB, READERS ARE URGED TO READ CAREFULLY ALL CAUTIONARY STATEMENTS – INCLUDING THOSE CONTAINED IN OTHER SECTIONS OF THIS QUARTERLY REPORT, OUR REPORT FOR THE QUARTER ENDED JUNE 30, 2006 AND OF OUR ANNUAL REPORT FORM 10-KSB FOR 2005. AMONG SAID RISKS AND UNCERTAINTIES IS THE RISK THAT OUR FLOWSTAR DCR TECHNOLOGY MAY NOT REMAIN COMPETITIVE WITHIN OUR CURRENT MARKETS OR THAT WE MAY NOT BE ABLE TO GENERATE SUFFICIENT REVENUE FROM THE TECHNOLOGY TO BECOME PROFITABLE WITHIN THAT DIVISION; THE ELLYCRACK TECHNOLOGY MAY NOT BE TECHNICALLY EFFECTIVE OR COST EFFECTIVE IN THE MARKETS TARGETED BY MANAGEMENT; THAT THE COMPANY WILL NOT COMPLETE ANY OTHER SUITABLE ACQUISITIONS, THAT ITS MANAGEMENT IS ADEQUATE TO CARRY OUT ITS BUSINESS PLAN AND THAT THERE WILL BE ADEQUATE CAPITAL; IN ADDITION, IF SAID ACQUISITIONS ARE COMPLETED THEY MAY BE UNSUCCESSFUL FOR TECHNICAL, ECONOMIC OR OTHER REASONS.

CURRENCIES

All amounts expressed herein are in U.S. dollars unless otherwise indicated.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

WESCORP ENERGY INC.
CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2006	2005
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash	$1,572,349	$580,430
Accounts receivable, net of allowance for doubtful
accounts of $17,816 and $20,429, respectively	522,118	511,610
Inventories (Note 4)	1,153,279	1,003,105
Prepaid expenses	123,969	26,446
Note receivable	75,254	71,989
TOTAL CURRENT ASSETS	3,446,969	2,193,580

PROPERTY AND EQUIPMENT, net (Note 5)	154,744	209,764

OTHER ASSETS
Investments (Note 6)	2,841,283	2,872,771
Technology, net (Note 7)	2,823,778	3,211,262
Deposits	25,582	18,318
TOTAL OTHER ASSETS	5,690,643	6,102,351

TOTAL ASSETS	$9,292,356	$8,505,695

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$3,868,038	$1,502,973
Current portion of notes payable (Note 8)	849,239	447,038
Due to related parties (Note 16)	586,797	30,862
Related party note payable	1,924,681	1,924,681
Convertible debentures (Note 11)	1,436,019	1,552,319
TOTAL CURRENT LIABILITIES	8,664,774	5,457,873

NOTES PAYABLE, net of current portion (Note 8)	88,204	510,400

COMMITMENTS AND CONTINGENCIES (Note 16)

STOCKHOLDERS' EQUITY
Preferred stock, 50,000,000 shares authorized, $0.0001
par value; no shares issued (Note 9)
Common stock, 250,000,000 shares authorized, $0.0001
par value; 42,938,580 and 38,304,686 shares
issued and outstanding, respectively (Note 9)	4,293	3,830
Additional paid-in capital	16,947,712	15,450,433
Subscription receivable	(7,500)	(37,272)
Funds received for exercise of warrants	315,164	852,392
Accumulated other comprehensive income	1,495,240	1,596,792
Accumulated deficit	(18,215,531)	(15,328,753)
TOTAL STOCKHOLDERS' EQUITY	539,378	2,537,422

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY	$9,292,356	$8,505,695

The accompanying notes are an integral part of these financial statements.

WESCORP ENERGY INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

REVENUES	$448,041	$638,536	$2,508,831	$1,690,558

COST OF SALES	251,827	396,556	1,322,783	917,249

GROSS PROFIT	196,214	241,980	1,186,048	773,309

EXPENSES
Wages and benefits	372,580	260,927	1,097,692	617,815
Amortization of technology	129,161	128,449	387,484	385,351
Engineering expenses for pilot plant	73,940	168,044	265,016	168,044
Consulting	441,764	137,498	695,979	447,743
Office	117,869	54,355	298,386	178,843
Interest on debentures	22,716	58,660	134,421	135,800
Legal and accounting	64,587	23,743	200,188	170,564
Advertising and investor relations	25,643	29,574	155,448	139,023
Travel	72,914	46,948	189,113	129,349
Insurance	36,723	35,361	111,723	94,036
Depreciation and amortization	23,833	14,544	75,831	38,553
Stock-based compensation (Note 13)	20,123	-	62,979	-
Interest, finance and bank charges	8,533	1,720	62,652	202,831
Research and development	274	4,392	25,964	49,243
Directors' fees	17,754	-	35,359	-
Beneficial conversion interest	-	-	-	207,000
TOTAL OPERATING EXPENSES	1,428,414	964,215	3,798,235	2,964,195

LOSS FROM OPERATIONS	(1,232,200)	(722,235)	(2,612,187)	(2,190,886)

OTHER INCOME (EXPENSES)
Penalty for late delivery of shares (Note 10)	(156,000)	(233,280)	(276,000)	(233,280)
Foreign currency translation gain (loss)	(1,737)	-	35	-
Gain on disposition of assets	-	-	1,361	-
Interest income	12	-	13	3,209
TOTAL OTHER EXPENSE	(157,725)	(233,280)	(274,591)	(230,071)

NET LOSS	$(1,389,925)	$(955,515)	$(2,886,778)	$(2,420,957)

BASIC AND DILUTED NET LOSS PER SHARE	$(0.03)	$(0.03)	$(0.07)	$(0.07)

WEIGHTED AVERAGE NUMBER COMMON SHARES
OUTSTANDING - BASIC AND DILUTED	42,808,749	36,597,186	41,350,853	36,284,321

The accompanying notes are an integral part of these financial statements.

WESCORP ENERGY INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

					Funds		Accumulated
	Common Stock				Received		Other	Total
	Number		Additional	Subscription	for Exercise	Accumulated	Comprehensive	Stockholders'
	of Shares	Amount	Paid-in Capital	Receivable	of Warrants	Deficit	Income (Loss)	Equity

Balance, December 31, 2005	38,304,686	$3,830	$15,450,433	$(37,272)	$852,392	$(15,328,753)	$1,596,792	$2,537,422

Warrants exercised at $0.35 per share	2,833,894	283	991,580	-	(805,056)	-	-	186,807
Warrants exercised at $0.15 per share	1,500,000	150	224,850	-	-	-	-	225,000
Common stock issued for consulting fees at $0.54 per share	200,000	20	107,980		(33,613)			74,387
Common stock issued for director's fees at $0.678 per share	50,000	5	33,895					33,900
Common stock issued for director's fees at $0.60 per share	50,000	5	29,995					30,000
Cash received for share subscriptions receivable	-	-	-	29,772	-	-	-	29,772
Foreign currency translation gain	-	-	-	-	-	-	242,169	242,169
Unrealized gain on available-for-sale securities	-	-	-	-	-	-	(343,721)	(343,721)
Stock-based compensation	-	-	62,979	-	-	-	-	62,979
Warrants issued for investor relations services	-	-	46,000	-	-	-	-	46,000
Proceeds received from exercise of warrants prior to issuance	-	-	-	-	301,441	-	-	301,441
Net loss	-	-	-	-	-	(2,886,778)	-	(2,886,778)

Balance, September 30, 2006 (Unaudited)	42,938,580	$4,293	$16,947,712	$(7,500)	$315,164	$(18,215,531)	$1,495,240	$539,378

The accompanying notes are an integral part of these financial statements.

WESCORP ENERGY INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2006	2005
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,886,778)	$(2,420,957)
Adjustments to reconcile net loss
to net cash used in operating activities:
Depreciation and amortization	75,831	38,553
Amortization of technology	387,484	385,351
Stock-based compensation	62,979	-
Gain on disposition of assets	(1,361)	-
Beneficial conversion interest	-	207,000
Warrants issued for investor relations services	46,000	-
Changes in operating assets and liabilities:
Accounts receivable	(10,508)	37,213
Inventories	(150,174)	(355,616)
Prepaid expenses	(97,523)	(43,276)
Deposits	(7,264)	25,141
Accounts payable and accrued liabilities	2,365,065	577,478
Net cash used in operating activities	(216,249)	(1,549,113)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(21,857)	(77,326)
Proceeds on disposition of assets	2,687	-
Net cash invested in note receivable	(3,265)	(287,616)
Increase in investments	(150,000)	(75,000)
Net cash used in investing activities	(172,435)	(439,942)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments on notes payable	(19,995)	(7,970)
Repayment on amounts due to shareholders	-	(44,836)
Proceeds from convertible debentures	-	1,552,319
Proceeds from notes payable	-	55,458
Repayments on convertible debentures	(116,300)	-
Proceeds received from exercise of warrants prior to issuing shares	301,441	-
Proceeds from subscription receivable	29,772	-
Proceeds from issuance of common stock	550,094	600,728
Increase in amounts due to related parties	555,935	-
Net cash provided by financing activities	1,300,947	2,155,699
Effect of exchange rates	79,656	42,666
Net increase in cash	991,919	209,310
Cash, beginning of period	580,430	50,398
Cash, end of period	$1,572,349	$259,708
SUPPLEMENTAL CASH FLOW DISCLOSURES:
Cash paid for:
Interest	$197,073	$146,163
Income taxes	$-	$-

The accompanying notes are an integral part of these financial statements.

WESCORP ENERGY INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
September 30, 2006

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

Operating results for the nine month period ended September 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.

Going Concern

These consolidated financial statements have been prepared under the assumption that the Company will continue on a going concern basis and that it will be able to realize assets and discharge liabilities in the normal course of business. As shown in the accompanying financial statements, the Company has incurred an accumulated deficit of approximately $18,215,531 through September 30, 2006. The Company has changed its focus to acquire, develop, and commercialize technologies that are designed to improve the management, environmental and economic performance of field operations in the oil and gas industries which will, if successful, mitigate these factors which raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue as a going concern.

The Company raised $1,552,319 on a convertible debenture in 2005. These debentures were originally due on December 31, 2005, however, debentures in the amount of $555,769 have been extended to December 31, 2006 under similar terms and conditions. In addition to the investors who wish to extend the terms of the debenture, there are holders of debentures totaling $880,250 who wish to have their investment redirected to units comprised of shares of common stock and share purchase warrants. Management expects to complete this redirection transaction by the end of December 2006 (See Note 19). The remaining holders of $39,300 in debentures indicated that they did not wish to extend their debentures and this debt has been repaid.

The Company’s continuance as a going concern is dependent upon its ability to raise financing and generate revenue in the future. Management believes the Company will attain these goals by seeking additional capital from new equity securities offerings that will provide funds needed to increase liquidity, fund internal growth, and fully implement its business plan.

NOTE 2 – ORGANIZATION AND DESCRIPTION OF BUSINESS

Wescorp Energy Inc. (“Wescorp” or the “Company”) was incorporated in Delaware on August 11, 1998. The Company acquires, develops, and commercializes technologies that are designed to improve the management, environmental and economic performance of field operations for energy producers. The Company’s business model is to acquire, fund and develop new systems and technologies in this field through investments in companies or products for which early stage product development has been completed.

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

The Company’s year end is December 31. The Company is headquartered in Calgary, Alberta, Canada.

NOTE 3 – RECLASSIFICATIONS

Certain amounts from prior periods have been reclassified to conform to the current period presentation.

NOTE 4 – INVENTORIES

The components of inventory were as follows at:

	September 30,	December 31,
	2006	2005
	(Unaudited)
Finished goods	$1,122,206	$966,170
Raw materials	31,073	36,935
	$1,153,279	$1,003,105

NOTE 5 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at:

	September 30,	December 31,
	2006	2005
	(Unaudited)
Automotive equipment	166,275	166,275
Computer hardware	38,112	36,969
Computer software	13,968	11,666
Furniture and fixtures	22,697	12,910
Leasehold improvements	37,217	33,109
Office equipment	45,216	41,262
Tools and equipment	16,246	16,799
	339,731	318,990
Less: accumulated depreciation	184,987	109,226
	$154,744	$209,764

Depreciation and amortization expense for the nine months ended September 30, 2006 and 2005 was $75,831 and $38,553, respectively.

NOTE 6 – INVESTMENTS

Investments consisted of the following at:

	September 30,	December 31,
	2006	2005
	(Unaudited)
Synenco Energy Inc.	$2,303,097	$2,484,585
Ellycrack AS	538,186	388,186
	$2,841,283	$2,872,771

Synenco Energy Inc.
On June 9, 2003, the Company signed an option agreement allowing the Company to purchase up to 1,000,000 common stock shares of Synenco Energy Inc. (“Synenco”), a company involved in the potential development of an oil sands lease in the Athabasca Oil Sands area of northern Alberta, Canada. Under the terms of the option, the Company could acquire the maximum number of Synenco shares upon payment of $3,700,000 as follows: $2,815,000 in cash and $885,000 ($0.30 per share) in Company stock. To date, the Company has purchased 170,000 Synenco shares and paid $530,462, which was recorded as an investment using the cost basis. On April 23, 2004, the

Company set aside 600,000 shares of common stock for delivery to the vendor as partial consideration of the proposed acquisition. On May 6, 2004, Wescorp delivered these shares to the vendor's legal counsel with an undertaking not to release the Wescorp shares until 170,000 Synenco shares have been transferred to Wescorp. The number of Synenco shares to be transferred to Wescorp corresponds to the amount of cash paid and shares issued by Wescorp in proportion to the total purchase price for the 1,000,000 Synenco shares. The balance of the option expired without being exercised on March 31, 2004. In November 2005, Synenco became a publicly traded company on the TSX Exchange and the value of the shares increased substantially. As such, the Company reclassified this investment to available-for-sale securities and recorded the investment at its fair value. During the nine months ended September 30, 2006, the Company recognized an unrealized loss of $181,489 in comprehensive income, which includes a $162,233 translation adjustment. No income tax effect has been reflected in accumulated other comprehensive income as the Company has available net operating loss carryforwards in excess of the unrealized gain.

Agreement with Ellycrack AS
Wescorp has purchased an aggregate 752,000 shares of common stock of Ellycrack AS (“Ellycrack”), a privately held company in Norway. Wescorp acquired 255,000 shares in consideration of $119,000 that was paid in three installments, $50,000 each in December 2003 and February 2004, and $19,000 in May 2004. On September 15, 2004, the Company issued 300,000 of its common shares to Ellycrack in exchange for 400,000 common shares of Ellycrack. The value ascribed to the Ellycrack shares of $150,000 was calculated based on the median trading price of Wescorp shares on that day (being $0.50) . In the first quarter of 2006, Wescorp paid $150,000 for 65,000 additional common shares of Ellycrack at 15 Kroners per share.

NOTE 7 – TECHNOLOGY

The Company acquired DCR technology rights through its acquisitions of Flowstar and Vasjar which are included in intangible assets. These items represent the acquisition cost of the assets purchased from Flowstar and Vasjar in 2004. The Company’s intangible assets are summarized as follows:

	September 30,	December 31,
	2006	2005
	(Unaudited)
DCR technology acquired from Vasjar	$3,503,824	$3,503,824
DCR technology acquired from Flowstar	414,073	414,073
	3,917,897	3,917,897
Accumulated amortization	1,094,119	706,635
	$2,823,778	$3,211,262

The technology acquired from Flowstar relates to the right to use the DCR technology in markets in Canada and the technology acquired from Vasjar relates to markets outside of Canada. Amortization of the technology is recorded on a straight-line basis over its useful life of approximately eight years which is estimated to expire in March 2012. The Company periodically reviews its DCR technology rights to assess recoverability based on projected undiscounted cash flows from operations. Impairments are recognized in operating results when a permanent diminution in value occurs. To date, the Company’s management has determined its DCR technology to not be impaired.

NOTE 8 – NOTES PAYABLE

The following comprise the Company’s notes payable at:

	September 30,	December 31,
	2006	2005
	(Unaudited)
Note payable – Interest at 0.0%, and secured by automotive assets of Flowstar, payable $569 per month, principal only, due July 2008	$13,082	$17,634
Note payable – Interest at 7.75%, compounded monthly and secured by automotive assets of
Flowstar, payable $677 per month, principal and interest, due September 2009	22,661	26,358
Note payable – Interest at 9.45%, compounded monthly and secured by automotive assets of
Flowstar, payable $387 per month, principal and interest, due July 2010	15,542	17,200
Note payable – Interest at 0.90%, compounded monthly and secured by automotive assets of
Flowstar, payable $627 per month, principal and interest, due September 2010	30,913	34,998
Note payable – Interest at 0.0%, and secured by automotive assets of Flowstar, payable $825 per month, principal only, due November 2009	32,770	38,773
Notes payable – Interest at 0.0%, unsecured, due April 2007	822,475	822,475
Total notes payable	937,443	957,438
Amounts due within one year	849,239	447,038
	$88,204	$510,400

Annual future aggregate principal payments on notes payable are as follows:

Periods ending September 30,
2007	$849,239
2008	35,408
2009	30,514
2010	13,425
2011	8,857
$937,443

NOTE 9 – COMMON STOCK AND WARRANTS

The Company is authorized to issue 250,000,000 shares of $0.0001 par value common stock and 50,000,000 shares of $0.0001 par value preferred stock. All common shares have equal voting rights, are non-assessable and have one vote per share. Voting rights are not cumulative and, therefore, the holders of more than 50% of the common stock could, if they choose to do so, elect all of the directors of the Company. The preferred shares may be issued in series, with the powers, rights and limitations of the preferred shares to be determined by the Company’s board of directors. As of September 30, 2006, no preferred shares had been issued.

2006 Stock Transactions
In January 2006, the Company issued 2,208,654 shares of common stock for total proceeds of $773,029. These shares were issued on the exercise of warrants at an exercise price of $0.35 per share.

In May and June 2006, the Company issued 1,500,000 shares of common stock for total proceeds of $225,000. These shares were issued to directors of the Company on the exercise of warrants at an exercise price of $0.15 per share.

In August 2006, the Company issued 625,240 shares of common stock for total proceeds of $218,694. These shares were issued on the exercise of warrants at an exercise price of $0.35 per share.

Additional equity transactions during the nine months ended September 30, 2006 included the issuance of 200,000 shares of common stock valued at $108,000 to a consultant for services related to developing a marketing strategy for products being sold by the Company, and the issuance of 100,000 shares of common stock valued at $63,900 to compensate two directors of the Company.in the form of directors’ fees.

Common Stock Warrants
In May 2006, the Company issued 100,000 common stock warrants with an exercise price of $0.74 per share and an expiration date of May 2009 in exchange for investor relations services. The fair market value of the warrants was recorded at $46,000 and is included in advertising and investor relations.

During March and April 2004, the Company completed a private placement of 3,231,000 units with 926,000 whole share purchase warrants exercisable to purchase one additional common share at a price of $0.50 until March 15, 2006, 1,740,000 one-half of one share purchase warrants where one whole warrant is exercisable to purchase one additional common share at a price of $1.00 until the close of business on March 15, 2005, and 565,000 one-half of one share purchase warrants, with each whole warrant exercisable to purchase one additional common share at a price of $1.00 until the close of business on April 16, 2005. In March 2006, the Company received funds from the holders of 190,000 of these warrants who indicated that they wished them to be exercised. Subsequent to receiving this notice in March 2006, these investors decided to forego their right to exercise these warrants and instead decided to have their investment redirected to units comprised of shares of common stock and share purchase warrants. Management expects to complete this redirection transaction by the end of December 2006 (See Note 19). The remaining warrants not part of this redirection transaction have now expired.

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

As of September 30, 2006, the Company had the following common stock purchase warrants outstanding:

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

In consideration of the purchase of all the outstanding shares of Vasjar from its two shareholder entities that each owned 50% of Vasjar’s outstanding shares, Wescorp issued shares %(and will issue additional shares), all of which are required to be registered for resale upon delivery, to each of the two shareholders of Vasjar in equal amounts as follows:

  Traunch 1: an aggregate of 2,400,000 shares of common stock of the Company (1,200,000 shares to each of the two shareholders) on April 28, 2004; and

  Traunch 2: up to an aggregate of 2,600,000 additional shares of common stock of the Company (1,200,000 additional shares to each of the two shareholders) to be issued in stages as follows:

Stage One. On or before April 1, 2005, the Company was required to issue between 480,000 and 600,000 additional shares based on sales achieved in the 2004 calendar year~~;~~ Based on the sales in 2004, the Company was required to issue 480,000 shares (240,000 shares to each shareholder). Wescorp was not able to deliver free-trading shares on April 1, 2005, and as a result the Company was obligated to pay the Vasjar shareholders an additional 48,000 Wescorp shares for each of the months from April through September 2005 totalling 288,000 shares (144,000 shares to each shareholder). These shares were delivered and accepted by the Vasjar shareholders on September 28, 2005. The Company may be required to issue the additional 120,000 shares (the difference between 480,000 and 600,000 shares) related to this Stage One should certain sales targets be met for Stage Two or if Stage Three. As of Stage Two, the sales targets had not been met.

Stage Two. On or before April 1, 2006, the Company was required to issue between 800,000 and 1,000,000 additional shares based on sales achieved in the 2005 calendar year~~;~~. Based on the sales in 2005, the Company was required to issue 800,000 shares (400,000 shares to each shareholder). The Company was not able to deliver free-trading shares on April 1, 2006, and as a result, the Company is obligated to pay the Vajar shareholders an additional 80,000 Wescorp shares for each month it is not able to issue the freely trading shares to the Vajar shareholders. In addition, the Company may be required to issue the additional 200,000 shares (the difference between 800,000 and 1,000,000 shares) related to this Stage Two should certain sales targets be met for Stage Three.

Stage Three. On or before April 1, 2007, Wescorp will be required to issue between 800,000 and 1,000,000 additional shares based on sales achieved in the 2006 calendar year; the lower figure being if sales are less than $6,000,000 and the upper figure being if sales are more than $11,250,000, with a pro rata distribution if sales fall in between to target numbers.

Any Wescorp shares not earned in a particular calendar year because the sales did not achieve the upper sales target will be carried over and added to the shares to be issued in the next calendar year, subject to the achievement of the next year’s escalating sales volumes.

The balance of the fair market value of the shares due to the Vasjar shareholders’ is $800,000 and has been recorded in the current portion of notes payable.

As a condition on the acquisition of Vasjar the Company was required to issue on or before April 1, 2006 between 800,000 and 1,000,000 additional shares based on sales achieved in the 2005 calendar year. The lower figure was based on sales of less than $4,500,000, and the upper figure was based on sales in excess of $7,500,000. The shares were required to be registered at delivery.

Wescorp was not able to deliver free-trading shares on April 1, 2006 and so the Company will be required to pay the former owners of Vasjar an additional 80,000 Wescorp shares for each month that the shares are not delivered, starting with the month of April 2006. As a result, these financial statements reflect an estimated cost of $276,000 to settle this commitment to deliver 480,000 free trading common shares for the months of April through September 2006. This balance is included in accrued liabilities. As of November 1, 2006, the

Company had accrued an additional 160,000 common shares, or approximately $92,000, as the free-trading shares have not been issued to the former owners of Vasjar.

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

Holders of debentures totaling $555,769 have indicated that they wish to extend the terms of the debenture agreement by another six months to December 31, 2006. The debentures may, at the option of the holder, be converted into units of the Company at a price of US$0.90 per unit at any time prior to the maturity date. Each unit shall be comprised of one common share of the Company and one common share purchase warrant each of which may be exercised at any time up to December 31, 2007 as follows:

a)	if exercised on or before December 31, 2006, the holder of a warrant shall be entitled to purchase one common share for each warrant held for $1.00 per common share; and

b)	thereafter until the maturity date the holder of each warrant shall be entitled to purchase one (1) common share for each warrant held for $2.00 per share common share.

The Company shall be entitled to prepay the debenture in whole or in part, at any time prior to the maturity date subject to the following:

a)	the Company provides the holder with at least one month’s prior written notice of the Company’s intention to repay the debenture; and

b)

at the date the notice is issued the weighted average trading price of the Company's common shares as traded on the NASD OTC Bulletin Board for the ten previous trading days was at least US $1.35 per share.

In addition to the investors who wish to extend the terms of the debenture, there are holders of debentures totaling $880,250 who wish to have their investment redirected to units comprised of shares of common stock and share purchase warrants. Management expects to complete this redirection transaction by the end of December 2006 (See Note 19). The remaining holders of $39,300 in debentures indicated that they did not wish to extend their debentures and this debt has been repaid.

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

NOTE 12 – STOCK OPTIONS

During the nine months ended September 30, 2006, the Company granted a combined total of 156,825 options to purchase common shares to an officer. Changes in the number of options outstanding are summarized as follows:

	September 30, 2006		December 31, 2005
	(Unaudited)
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Options	Price	Options	Price
Outstanding, beginning of period	2,326,881	$0.56	-	$-
Granted	156,825	0.57	2,326,881	0.56
Outstanding, end of period	2,483,706	$0.56	2,326,881	$0.56

The weighted average remaining contractual life of the options is 38 months.

NOTE 13 – STOCK-BASED COMPENSATION

The fair value of the stock options granted in the nine months ended September 30, 2006 was calculated using the Black-Scholes option pricing model incorporating the following weighted average assumptions:

Risk free interest rate	4.0%

Expected dividend yield	Nil

Expected stock price volatility	111%

Expected average option life	4 years

Weighted average grant date fair value per option	$ 0.57

NOTE 14 – WARRANTS

The fair value of the warrants issued for the nine months ended September 30, 2006 was calculated using the Black-Scholes option pricing model incorporating the following weighted average assumptions:

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

NOTE 16 – COMMITMENTS AND CONTINGENCIES

In September 2003, the Company approved a transaction with a legal service provider in recognition of a previous credit accommodation. The transaction provided for a direct grant of 100,000 common shares and an additional 100,000 common stock warrants exercisable at $0.50 for five years with a cashless exercise feature. As part of the transaction, the party agreed to cap legal service costs at an agreed upon maximum rate from September 2003 to December 2004, amounting to a reduction of $100 per hour. As of September 30, 2006, the Company had issued 100,000 shares but no warrants to the legal service provider. The Company no longer has engaged this legal service provider.

Agreement with Ellycrack AS
In March 2004, Ellycrack granted the Company an option exercisable until June 1, 2005 to acquire exclusive rights to use Ellycrack’s high intensive catalytic cracking technology and intellectual property. This option also included the exclusive rights to manufacture, and sell products or systems derived from or utilizing Ellycrack’s technology in North America.

Later in 2004, the Company entered into a Memorandum of Understanding to form a joint venture (“JV”) with Ellycrack (superseding prior agreements) that gave Wescorp a 50% interest in the rights to use and benefit from Ellycrack’s high intensive catalytic cracking technology and intellectual property worldwide. In exchange, the Company was required to pay for the construction and design modifications of a full scale prototype in Canada to the point that such a prototype is commercially saleable. After that point, all future costs would be shared equally between the Company and Ellycrack. During the nine months ended September 30, 2006, the Company incurred $254,704 of salary and other direct costs related to the development of the prototype plant.

Operating Leases
The Company leases office and manufacturing space in Edmonton, Alberta, Canada for $6,480 per month and office space in Houston,

Texas, U.S.A. for $800 per month under month-to-month operating lease agreements. The Company also leases office space in Calgary, Alberta, Canada for approximately $5,450 per month which expires in June 2011.

In addition, the Company has entered into lease agreements with respect to a vehicle which has minimum lease payments of approximately $670 per month until March 2009 and a photocopier which has minimum lease payments of approximately $520 per month until December 2008.

In October 2006, the Company entered into an agreement with a Canadian research and development organization to provide facilities and other resources necessary to test the Ellycrack pilot plant under long-term usage. These tests are necessary in order to determine the potential commercial feasibility of this process and what, if any, modifications will be required to the design of a commercially viable plant. Under the terms of this agreement, the Company is required to pay a minimum fee of $16,590 (CAD $18,500) per month commencing February 2007 for the provision of technical and research assistance and related services as well as facility rental for a period of twenty-four months. Upon signing the agreement the Company paid a deposit in the amount of $161,388 (CAD $180,000).

Annual future aggregate minimum payments under operating leases and commitments are as follows:

Periods ending September 30,
2007	$212,400
2008	278,760
2009	140,910
2010	71,940
2011	53,955
$757,965

NOTE 17 - RELATED PARTY TRANSACTIONS

Related Party Transactions
Summary of related party transactions as follows for the nine months ended September 30, 2006 and 2005:

	September 30,	September 30,
	2006	2005
	(Unaudited)	(Unaudited)
Interest accrued on note payable to AHC	$11,288	$-
Consulting fees accrued to AHC	$65,000	$-
Stock-based compensation paid or accrued to a director of the Company	$62,979	$-

Executive Compensation
During the year ended December 31, 2005, the Company incurred a liability for compensation to its chief executive officer in the amount of $30,862 which was paid in September, 2006. An additional $10,509 in compensation was incurred during the nine months ended September 30, 2006. The outstanding balance of $10,509 is reflected in due to related parties.

Note Payable
On June 20, 2006 the Company entered entered into an agreement with AHC, under which AHC would lend the Company $500,000. AHC is a private company beneficially owned and controlled by a director of the Company. The loan is structured as a promissory note that is unsecured, bears interest at the rate of 8% per annum and is due on demand. The outstanding balance of $500,000 and the related accrued interest of $11,288 are reflected in due to related parties.

Note Payable
The Company has entered into an agreement with AHC, under which AHC would provide consulting services to the Company at a rate of $21,667 per month. The outstanding balance of $65,000 is reflected in due to related parties.

NOTE 18 – INCOME TAXES

At September 30, 2006, the Company had net deferred tax assets calculated at an expected combined rate of 41.5%, 34% for federal purposes and an effective rate of 7.5% for state purposes, of approximately $6,474,000 principally arising from net operating loss (“NOL”) carryforwards for income tax purposes. As management of the Company cannot determine that it is more likely than not that the Company will realize the benefit of the net deferred tax asset, a valuation allowance equal to the net deferred tax asset has been established. The significant components of the deferred tax asset at September 30, 2006 and December 31, 2005 were as follows:

	September 30,	December 31,
	2006	2005
	(Unaudited)
NOL carryforwards	$15,600,000	$12,600,000
Deferred tax asset	$6,474,000	$5,229,000
Deferred tax asset valuation allowance	$(6,474,000)	$(5,229,000)

At September 30, 2006, the Company had NOL carryforwards of approximately $17,400,000 which expire in the years 2015 through 2025. The Company recognized approximately $1,700,000 of NOL carryforwards to offset potential taxes related to the unrealized gain in available–for-sale securities. The increase in the allowance account from December 31, 2005 to September 30, 2006 was $1,245,000.

NOTE 19 – SUBSEQUENT EVENT

The Company is presently engaged in discussions with existing investors in its debentures and holders of its exercised warrants (for which shares have not yet been delivered) who wish to have their investments redirected to units comprised of shares of common stock and share purchase warrants. Management expects to complete this redirection transaction by the end of December 2006.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this Report on Form 10-QSB. This discussion contains forward-looking statements reflecting our current expectations and estimates and assumptions concerning events and financial trends that may affect our future operating results or financial position. Actual results and the timing of events may differ materially from those contained in these forward-looking statements due to a number of factors, including those discussed in the “Cautionary Note Regarding Forward-Looking Statements” set forth above.

Wescorp Energy Inc. is referred to herein as “we”, “us”, “our”, “Wescorp”, “the Company” or “our Company”.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes appearing elsewhere in this Form 10-QSB.

Overview

We are an energy services and engineering company committed to acquiring, developing and commercializing technologies that are designed to improve the management, environmental and economic performance of field operations for energy producers. To this end, our primary business strategy is to acquire, fund and develop new systems and technologies in our field through investments in companies or products for which early stage product development has been completed. We prefer investments for which we can control the intellectual property of technologies that have emerged from research and initial development and are essentially market-ready. We also acquire companies with one or more technology products being developed that can benefit from the financial, technical, and business development experience of our management to bring those products to market in a meaningful manner after they have been fully developed. Among other strategies, we may attempt to license or form third-party commercial partnerships based on these acquired technologies. In short, our goal is to generate enhanced capital appreciation for our shareholders by continuing to acquire, develop, and commercialize timely effective product solutions for energy-related applications.

Our goal is to generate enhanced capital appreciation for our shareholders by continuing to acquire, develop, and commercialize timely effective product solutions or strategic investment opportunities that generate real returns with above-average cash flow and margins. To this end, we currently operate through our three small business unites, or SBUs, including (i) our subsidiary, Flowstar; (ii) our joint venture with Ellycrack; and (iii) our investment in a Canadian tar sands exploration company.

Company Background

Prior to 2004, we had not generated any revenues from products, services, or operations since the inception of our Company. In 2004 and 2005, the Company recorded revenue from the acquired operating businesses of Flowstar, Flowray and their affiliated companies.

Currently our sole source of revenue is from our subsidiary, Flowstar Technologies Inc., which produces advanced natural gas and gas liquids measurement devices based on a proprietary Digital Chart Recorder (DCR) and advanced turbine measurement technology. Flowstar DCR-based devices are self-contained, energy-efficient flow computers with turndown ratios of 40:1 or more for more precise flow measurements and volume calculations that are installed directly to the well-head. Currently, these products carry a one-year warranty and have no right of return. There is no price protection plan in place. During the quarter ended September 30, 2006, Flowstar sold approximately 46% fewer DCR units than the quarter ended September 30, 2005, while the average selling price stayed approximately the same.

Revenues for the quarter ended September 30, 2006 totaled $448,041 compared to $638,536 for the quarter ended September 30, 2005. Although our Flowstar division suffered its first decline in sales when compared to the corresponding quarter from the previous year, overall it has experienced encouraging sales growth through 2005 and the first nine months of 2006. The current decline is a direct result of the decrease in natural gas prices and the corresponding reduction in new natural gas wells being brought into production. While Flowstar has had an increase in year to date sales the Company as a whole has yet to reach profitability. During the nine months ended September

30, 2006, we experienced negative cash flows and we have funded our operations by the issuance of new equity and the assumption of short-term debt.

Although we expect that sales will continue to increase during the fourth quarter of 2006, cash will be required to fund the manufacture of sufficient inventory and to finance the accumulating trade accounts receivables that will increase alongside sales. Consequently, forecasting our total cash requirement is difficult at this time due to the contingent nature of the timing and volume of sales we expect over that same period. In the near future, we intend to raise additional capital by selling new equity, incurring short-term and/or long-term debt, and/or selling part or all of our Synenco Energy Inc. shareholdings in 2006/2007 to finance:

  The continued expansion of Flowstar operations within our current markets and into the United States;
  The continuing development, pilot plant fabrication and field-testing of the Ellycrack technology (see below);
  The potential acquisition of new technologies and related businesses which management hopes would add value to our overall business almost immediately upon closing. And
  Any negative cash flow resulting from operations.

In addition, the market value of our Synenco Energy Inc. shares at September 30, 2006 has declined by 11% from our December 31, 2005 year end reporting to a market value of $2,568,700. As of November 3, 2006 the market value of this investment had decreased to $2,101,200 from the September 30, 2006 market value.

Over the past year we have developed a business plan and strategy to develop and expand our operations. The rapid growth we are experiencing and intend to continue to experience in connection with this plan will likely place considerable operational, managerial and financial strain on our Company. To enhance our ability to succeed with our new business plan, we intend to proactively adhere to the following:

1.

Continue to improve, upgrade and expand business infrastructure supporting operations – Our Flowstar division has finalized the implementation of a comprehensive customer relationship management system. It has also enhanced the training program and reporting matrix to allow our sales professionals to become more consultative and strategically aligned with our customers. We expect these initiatives will allow Flowstar to realize even higher customer satisfaction, more efficient product development cycles and higher capture rates within our current and expanding markets.

2.

Continue to hire, train and retain key management within Wescorp, our subsidiaries and any target company we may acquire – In 2006 we hired a new sales professional for Flowstar and plan to continue to expand our sales force. In the three quarters of 2006 we continue to actively recruit personnel for key executive positions within Flowstar and Wescorp. In the second quarter we engaged two consultants to assist in planning our expansion of Flowstar operations into the U.S. market. In the third quarter we appointed Dr. Scott Shemwell as Chief Operating Officer to oversee the implementation and execution of that plan from a base of operations to be formed in the U.S. As well we appointed Mr. Dave LeMoine as Wescorp’s Executive Vice President of Sales and Marketing and President of Flowstar.

3.

Continue to advance commercialization development programs to generate positive cash flow and earnings as soon as is practically possible – We are actively assessing value-added acquisition candidates at or near revenue generation that extend our reach into large high-growth and focused market segments. We are also accelerating commercialization of our Ellycrack joint-venture and technology and have negotiated an agreement with Ellycrack A/S which has allowed the transfer of their Viscositor test-rig from Norway to Canada. The terms of the agreement allow Wescorp to modify the test-plant and install all necessary instrumentation to undertake a continuous test program in an accredited facility as a substitute to fabricating a pre-commercial pilot-plant for final development purposes. The unit has arrived in Canada and is currently being reassembled so that it is equipped with a skid and minor changes to comply with Canadian safety and environmental standards prior to being shipped to the test facility.

4.

Maintain adequate financial resources – As noted above, we intend to raise additional capital in 2006/2007 to fund planned expansion, technology development and acquisition initiatives being considered, We are currently qualifying investors and other sources of capital available to Wescorp to provide that funding as needed.

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

Past Acquisitions

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

Related Agreements to Acquire 100% of Vasjar Trading Ltd.

Wescorp also entered into share purchase agreements dated effective January 14, 2004 pursuant to which Wescorp acquired 100% of the outstanding shares of Vasjar. Vasjar in turn owns 100% of the outstanding shares of Quadra, a Barbados corporation. (Pursuant to an agreement dated effective as of August 30, 2003, Flowray had transferred to Quadra all of its intellectual property rights, including rights to the technology related to the DCR 900 system described below, in consideration of a promissory note in the principal amount of CDN$604,500 without interest. The promissory note is now an asset of Flowstar).

In consideration of the purchase of all the outstanding shares of Vasjar from its two shareholder entities that each owned 50% of Vasjar’s outstanding shares, Wescorp issued shares (and will issue additional shares), all of which are required to be registered for resale upon delivery, to each of the two shareholders of Vasjar in equal amounts as follows:

  Traunch 1: an aggregate of 2,400,000 shares of common stock of the Company (1,200,000 shares to each of the two shareholders) on April 28, 2004; and

  Traunch 2: up to an aggregate of 2,600,000 additional shares of common stock of the Company (1,200,000 additional shares to each of the two shareholders) to be issued in stages as follows:

Stage One. On or before April 1, 2005, the Company was required to issue between 480,000 and 600,000 additional shares based on sales achieved in the 2004 calendar year. Based on the sales in 2004, we were required to issue 480,000 shares (240,000 shares to each shareholder). Wescorp was not able to deliver free-trading shares on April 1, 2005, and as a result the Company was obligated to pay the Vajar shareholders an additional 48,000 Wescorp shares for each of the months from April through September 2005 totalling 288,000 shares (144,000 shares to each shareholder). These shares were delivered and accepted by the Vajar shareholders on September 28, 2005. We may be required to issue the additional 120,000 shares (the difference between 480,000 and 600,000 shares) related to this Stage One should certain sales targets be met for Stage Two or if Stage Three. As of Stage Two, the sales targets had not been met.

Stage Two. On or before April 1, 2006, the Company was required to issue between 800,000 and 1,000,000 additional shares based on sales achieved in the 2005 calendar year. Based on the sales in 2005, we were required to issue 800,000 shares (400,000 shares to each shareholder). We were not able to deliver free-trading shares on April 1, 2006, and as a result we are obligated to pay the Vajar shareholders an additional 80,000 Wescorp shares for each month we are not able to issue the freely trading shares to the Vajar shareholders. In addition, we may be required to issue the additional 200,000 shares (the difference between 800,000 and 1,000,000 shares) related to this Stage Two should certain sales targets be met for Stage Three.

Stage Three. On or before April 1, 2007, Wescorp will be required to issue between 800,000 and 1,000,000 additional shares based on sales achieved in the 2006 calendar year; the lower figure being if sales are less than $6,000,000 and the upper figure being if sales are more than $11,250,000, with a pro rata distribution if sales fall in between to target numbers.

Any Wescorp shares not earned in a particular calendar year because sales did not achieve the upper sales target will be carried over and added to the shares to be issued in the next calendar year, subject to achievement of the next year’s escalating sales volumes.

According to the agreement with Vasjar, if we fail to deliver all the shares, the Company will be subject to a penalty of 10% in additional shares to be issued to the Vasjar shareholders each month of delay, with a cumulative provision. We were not able to deliver free-trading shares on April 1, 2005, and so we were required to pay the Vasjar shareholders an additional 48,000 Wescorp shares for each month the shares were not delivered, covering the months April through September 2005. These shares were delivered and accepted by the Vasjar shareholders on September 28, 2005.

On April 1, 2006, we were not able to deliver free-trading shares called for under Stage 2, and thus we are required to pay the Vasjar shareholders an additional 80,000 Wescorp common shares for each month that the shares are not delivered. As of November 1, 2006, Wescorp was required to pay an additional 640,000 common shares.

If any of the Wescorp common shares to be issued to the Vasjar shareholders have not been delivered for a period of 182 days after the applicable due date, the Vasjar shareholders may at their option terminate the share purchase agreements, without notice or prior opportunity to cure. We have, however, received oral assurances from the Vasjar shareholders that they will not exercise these rights but that they expect to receive all penalty shares until a registration statement for these shares goes effective. We are attempting to have a written waiver of this provision executed by the Vasjar shareholders, however, there can be no assurances that such waiver will be executed. We have pledged to the Vasjar shareholders all the Vasjar shares as security to guarantee Wescorp’s performance under the share purchase agreements.

The delay in delivering free-trading shares which would eliminate further additional share penalties is largely attributed to setbacks we experienced in filing an effective registration statement with the SEC. We were unable to file a registration statement until we filed an amended Form 10-KSB for 2004. In addition, we were required to file amended Form 10-QSB’s for each of the quarters in 2005 also had to be filed before we could submit the registration statement. As of November 3, 2006, we have filed an amended Form 10-KSB for 2004 as well as Form 10-QSB’s for all quarters of 2005.

Memorandum of Understanding to Form a Joint Venture with and Purchase Shares of Ellycrack AS

Pursuant to a letter of intent dated February 10, 2004, Ellycrack had granted the Company or its subsidiary options to acquire three separate exclusive territorial licenses in Canada, the United States and Mexico to make, use, copy, develop and exploit Ellycrack’s technology and intellectual property and to design, manufacture, market and sell products or systems derived from or utilizing Ellycrack’s technology or to sublicense others to do the same in each territory.

However, on September 28, 2004, Ellycrack and the Company signed the MOU to form a 50% / 50% joint venture to make, use, copy, develop and exploit Ellycrack's technology and intellectual property and to design, manufacture, market and sell products or systems derived from or utilizing Ellycrack's technology or to sublicense others to do the same on a world-wide basis.

The principal features of the MOU are to cancel the options to purchase licenses in Canada, the United States and Mexico and to replace them with an obligation to build and operate a pilot plant in Canada to determine the overall economics of the technology and subject to the viability of these economics, to market the technology on a world-wide basis.

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

Since Wescorp’s business relationship with Ellycrack A/S started, Ellycrack has reported improved results in experiments with their “test rig”. These experiments have been conducted by the prestigious Norwegian research center SINTEF. Demonstration tests for several major oil companies were done at Wescorp’s expense. This has resulted in current negotiations by Ellycrack with two major companies, to conduct further testing in Canada at their expense.

In accordance with the MOU with Ellycrack, Wescorp has been committed to developing a pilot plant. A major engineering company was commissioned by Wescorp resulting in a 200 barrel per day design. However, as a cost saving measure, Wescorp and Ellycrack A/S have now moved the test rig to Canada in order to automate it as an approximately 20-50 barrel per day pilot plant and “prove out” longer term operation. It is to be housed at a major Canadian research and development organization test facility with proximity to numerous potential clients. Canadian expertise in heavy oil upgrading is known to be world class.

Testing and automation are scheduled to start in the first quarter of 2007. This will be overseen by a project Engineer that Wescorp has hired.

At the time of this filing we are in the process of converting the above mentioned MOU into a formal joint venture agreement.

Plan of Operation for the Next Twelve Months

The increase we realized in Flowstar sales during the first three quarters of 2006 over the same period in 2005 is an indication that we are starting to generate stronger growth that management hopes will result in a break even position in the 2006 fiscal year and operating profits in the 2007 fiscal year for the Flowstar division. However, our future operations and expansion are dependent on identifying and securing additional long-term or permanent equity financing; identifying potential sources of short and/or long-term debt financing; enjoying the continued support of creditors and shareholders; and ultimately achieving profitability in all facets of our operations. There can be no assurances that we will be successful in these regards, which would significantly affect our ability to execute our business plan. We will continue to evaluate projected expenditures relative to available cash and seek additional means to finance operations to meet our internal and external growth as new capital is required.

During the year ended December 31, 2004, we integrated the operations of Flowstar and Flowray into our corporate structure and prepared a comprehensive updated plan to capitalize on the competitive advantages of the DCR technology in Canada. In 2005, we successfully implemented this plan by setting up an experienced sales team and establishing a sales office in Calgary, Alberta, which hosts the largest single concentration of oil/gas company head offices in North America. This allowed the Company to achieve higher sales for 2005 from prior quarterly reporting periods. Flowstar also experienced higher sales in the first nine months of 2006 as compared to the same period in 2005.

Over the next several months, the leadership team will finalize a plan of action to enhance the current manufacturing process, and implement the distribution of the DCR technology throughout the United States market. During the second quarter, we engaged two consultants to assist in planning of this expansion. The initial element of this plan was the appointment of Dr. Scott Shemwell to oversee expansion into the U.S. market. Dr. Shemwell along with Dave LeMoine will be responsible for establishing a sales and technical support infrastructure within each state or region being targeted for DCR sales. That infrastructure is expected to be based on having a direct sales force distribute DCR technology within defined territories and by contracting qualifying third-parties for technical support.

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

In addition to participating in focused industry events, we also commissioned Colorado Engineering Experiment Station Inc. (CEESI) to test, quantify, and provide reference data on the performance of our DCR technology in a variety of wet-gas field conditions. These comprehensive test results were presented to both (AEUB) Alberta Energy Utilities Board and the (BCOGC) British Columbia Oil and Gas Commission resulting in policy approval and compliance. These results further demonstrate Flowstar’s ability to bring leading edge technology to our industry. Our test results have been presented in client specific applications, providing them with an opportunity to reduce capital expenditures, increase accuracy, and improve their well completions. Based on customer feedback, we expect sales of DCR technology for wet-gas applications to increase considerably as supported by the reference data produced by CEESI.

For the Ellycrack heavy oil upgrading process, Wescorp aims to automate the test rig and then run extended trials at the Canadian research facility.

In June 2006, we entered into an agreement with Ellycrack AS allowing the joint-venture to borrow the Viscositor test-plant from the SINTEF facilities in Norway, and ship it to Canada. The unit has arrived in Canada and is currently being reassembled so that it is equipped with a skid and minor changes to comply with Canadian safety and environmental standards prior to being shipped to the test facility. With the test-plant at our facilities in Canada, we will make all necessary modifications to it to undertake a continuous test program to define those operating parameters as a substitute to fabricating a pre-commercial pilot-plant for such a purpose. Once those parameters are established it will allow us to modify the original engineering and design plans as necessary to produce a fully commercial package for the technology.

In October 2006, the Company entered into an agreement with a Canadian research and development organization to provide facilities and other resources necessary to test the Ellycrack pilot plant under long-term usage. These tests are necessary in order to determine the potential commercial feasibility of this process and what, if any, modifications will be required to the design of a commercially viable plant. Under the terms of this agreement, the Company is required to pay a minimum fee of CAD $18,500 per month (USD $16,590) commencing February 2007 for the provision of technical and research assistance and related services as well as facility rental for a period of twenty-four months. Upon signing the agreement the Company paid a deposit in the amount of CAD $180,000 (USD $161,388).

The Company has been approved to receive a grant administered by a Canadian Federal government agency. Under the terms of the agreement the Company may receive up to CAD $290,000 (USD $260,000) for costs incurred and paid in direct performance of testing of the pilot plant as described above.

To date, our operations have been funded by a combination of short-term debt and equity financing. In the event that we do not achieve positive cash flow from operations by the end of fiscal 2006 and early 2007, we will be relying on debt and equity financings to provide our Company sufficient capital to continue our development and operational plans. We may also liquidate all or part of our investment in Synenco Energy Inc. shares to raise additional capital. There can be no assurance that the growth we have been experiencing will continue, which would have a significant affect on the financial condition of our Company and our ability to effectively implement the proposed business plan for Flowstar and Ellycrack.

Over the next 12 months, we plan to closely monitor and implement solutions to manage our proposed future growth. Those monitoring efforts will include:

1.

Retaining key management and employees with an emphasis on providing proper training and ongoing professional development to assist us in staying current with the latest advancements and development that affect our target markets and industries.

2.	Identifying further potential markets for our current products and those under development to obtain additional revenue that generates enhanced profits, positive cash flows, and shareholder value.

3.	Identifying value-added acquisition candidates to further enhance revenue, profitability, cash-flow and shareholder value within highly-levered high growth energy-related markets.

Currently, cash on hand and collection of trade accounts receivable are our only sources of liquidity. We cannot provide any assurance that we will be able to reach a level of operations within our Flowstar division to finance our day-to-day activities. Although we do not have any lending arrangements in place with banking or financial institutions, we intend to secure conventional bank financing for Flowstar once we redeem or effect the conversion of all of the outstanding convertible debentures to equity as noted herein. We are also currently in the process of arranging financing for our 2006 operations and investment plan. As part of our overall investment objectives we intend to acquire and develop one or more technologies in 2006. We hope that any potential acquisitions would also contribute to our current revenue and cash flow streams immediately after the acquisition. Our total anticipated funding requirement through to the end of 2007 is estimated to be approximately $15 million.

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

Results from Operations – 2006 Compared to 2005

Three Months Ended September 30, 2006 Compared to Three Months Ended September 30, 2005

Revenues

Revenues during the quarter ended September 30, 2006 were $448,041, compared to $638,536 for the quarter ended September 30, 2005, a decrease of $190,495, or 30%. This decrease can be attributed to the decline in the price of natural gas which has resulted in the customers of Flowstar to either defer or abandon plans to bring new wells into production. Sales coverage for the Flowstar DCR systems has been improved through the hiring of additional direct sales staff and increased exposure to the upstream measurement community. During this period of time these efforts were successful in increased market awareness of the Flowstar products, but unsuccessful in improving sales. We are confident that with these efforts improved results will come to fruition in the near future. In addition, Flowstar has been focusing its sales efforts by identifying applications and markets where the DCR system has advantages over competing products in order to increase its market share in the Canadian natural gas flow measurement market.

Cost of Sales

As a percentage of revenues, cost of sales for the quarter ended September 30, 2006 improved to 56.2% versus 62.1 % for the quarter ended September 30, for 2005. The major reason for the decrease in cost of sales as a percentage of revenue and corresponding increase in the gross margin can be attributed to a significant downward adjustment to inventories required to reconcile the accounting records to the physical count taken at September 30, 2005. The adjustment that was required at September 30, 2006 was relatively small in comparison.

Expenses

Operating expenses for the quarter ended September 30, 2006 were $1,428,414 versus $964,215 for the quarter ended September 30, 2005, an increase of $464,199. Expansion of our Ellycrack and Flowstar operations was the principal reason for this increase. The largest increases in our operating expenses were in consulting fees and wages and benefits as explained below.

Consulting fees for the current quarter of $441,764 were $304,266 higher than those incurred in 2005. Although many consulting contracts which existed in 2005 were not renewed, additional consulting agreements were entered into during the last quarter of 2005 and the first nine months of 2006 which exceeded the cost of those contracts that existed in the same period of 2005. The new contracts included the hiring of a consultant to assist in developing a marketing strategy that can be applied to current products being sold as well as potential new products that may be marketed by existing businesses or future business acquisitions. We also hired consultants to assist with developing a business strategy which would allow Wescorp to enter the flow measurement market in the U.S.A. Additional consulting fees were also paid to help assess the viability of potential business acquisition candidates, and to assist Flowstar in its sales, marketing and investor relations efforts going forward.

Since the third quarter of 2005, additional staff has been hired to fill the management position of Project Manager for the Ellycrack pilot plant. To improve sales coverage, one additional sales representative and two shop technicians have been hired by Flowstar that were not employed during the first nine months of 2005. In addition cost of living and merit increases were necessary in order to retain valued employees. As a result, wages and benefits were $372,580 during the quarter ended September 30, 2006 versus $260,927 during the quarter ended September 30, 2005, an increase of $111,653. Also, included in the new compensation package for the Chief Executive Officer were stock options which did not exist during the quarter ended September 30, 2005. Thus, the Company incurred $20,123 in stock based compensation during the quarter ended September 30, 2006 with no corresponding cost during the quarter ended September 30, 2005.

Legal and accounting costs during the quarter ended September 30, 2006 were $64,587 which was an increase of $40,844 compared to the corresponding period of 2005. Most of this increase can be attributed to increased compliance costs with respect to the requirements for the year end audit as well as the reviews of the quarterly financial statements. Additional costs were also incurred for legal fees with respect to potential financing and for due diligence work undertaken with respect to potential business acquisitions.

Travel expenses during the quarter ended September 30, 2006 increased by $25,966 versus the quarter ended September 30, 2005, a direct result of the increased activity in the Ellycrack project and additional marketing of both Wescorp and Flowstar in international markets. Similarly, the increase in office expenses of $63,514 during the quarter ended September 30, 2006 versus the quarter ended September 30, 2005 were directly related to the expansion of the Flowstar and Ellycrack operations.

Depreciation expense for the quarter ended September 30, 2006 was $23,833 versus $14,544 for the same period during 2005, an increase of $9,289. This increase was due to assets acquired during the last three months of 2005 and the first nine months of 2006 to support the expanded Flowstar operations.

Results for the quarter ended September 30, 2006 reflect interest, finance and bank charges of $8,533 which is $6,813 higher than the $1,720 reflected in the same period for 2005. This is a direct result of the current year’s figures including the cost of interest on the short-term borrowings from AHC Holdings.

In addition, $17,754 in directors’ fees was incurred in the quarter ended September 30, 2006 as compensation for outside directors to be members of the board. These fees did not exist in the same period for 2005.

The above increases were offset by the reduction of $94,104 in the engineering expenses for the quarter ended September 30, 2006 versus the same quarter in 2005. Engineering of the Ellycrack pilot project started in the third quarter of 2005 and was completed in February 2006. As a result, costs of $168,044 were incurred during the quarter ended September 30, 2005 with very little corresponding costs incurred during the quarter ended September 30, 2006. The engineering of the Ellycrack pilot project costs of $73,940 incurred in the quarter ended September 30, 2006 mostly relate to the decommissioning and preparation of the Viscositor for its shipment to Canada.

Additionally, we incurred interest expenses of only $22,716 on our debentures during the quarter ended September 30, 2006 compared to the $58,660 incurred during the quarter ended September 30, 2005. This decrease of $35,944 is due to having repaid $77,000 of the debentures in January of 2006 and an additional $39,300 in the third quarter of 2006. In addition, holders of $880,250 in debentures have indicated they wish to have their investments redirected to units comprised of shares of common stock and share purchase warrants and therefore no interest has accrued on this amount during the quarter ended September 30, 2006.

Advertising and investor relations expenses declined by $3,931 to $25,643 for the quarter ended September 30, 2006 versus the $29,574 reported for the quarter ended September 30, 2005.

Research and development costs declined by $4,118 for the quarter ended September 30, 2006 when compared to the same quarter of 2005 as Flowstar incurred costs in developing its wireless communications for the DCR units in the third quarter of 2005. No similar development costs were incurred in the third quarter of 2006.

The decrease in other expenses of $75,555 is directly attributable to the penalty for the late delivery of shares to the former shareholders of Vasjar. On April 1, 2006, we were not able to deliver free-trading shares called for under Stage 2 of the agreement to acquire Vasjar, and thus we are required to pay the Vasjar shareholders an additional 80,000 Wescorp common shares for each month that the shares are not delivered. This has resulted in an accrual of $156,000 being recorded for the three months ended September 30, 2006 which reflects the increase in shares needed to be delivered and the closing trading price of Wescorp shares as at September 30, 2006. The financial statements for the same period in 2005 reflect the requirements for late delivery of shares as stipulated by Stage 1 of the agreement to acquire Vasjar at the closing trading price of Wescorp shares as at September 30, 2005. Since the shares were trading at a higher value in 2005 the costs reflected on the statements for that period are higher.

Net Loss

The net loss for the quarter ended September 30, 2006 of $1,389,925 compared to a net loss of $955,515 for 2005 is due to the net effect of the decrease in gross profit of $45,766 and an overall increase of $464,199 in operating expenses partially offset by a decrease of $75,555 in other expenses as explained above.

Nine Months Ended September 30, 2006 Compared to Nine Months Ended September 30, 2005

Revenues

Revenues during the nine months ended September 30, 2006 were $2,508,831, compared to $1,690,558 for the nine months ended September 30, 2005, an increase of $818,273, or 48%. This increase can be attributed to the growing market acceptance of the DCR systems sold by Flowstar, increased marketing of the Flowstar products, and strengthening of the Canadian dollar. Sales coverage for the Flowstar DCR systems has been improved through the hiring of additional direct sales staff and increased exposure to the upstream measurement community. In addition, Flowstar has been focusing its sales efforts by identifying applications and markets where the DCR system has advantages over competing products.

Cost of Sales

As a percentage of revenues, cost of sales for the nine months ended September 30, 2006 decreased slightly to 52.7 % versus 54.3% for the nine months ended September 30, for 2005. The major reason for the decrease in cost of sales as a percentage of revenue and the corresponding increase in the gross margin can be attributed to a significant downward adjustment to inventories required to reconcile the accounting records to the physical count taken at September 30, 2005. The adjustment that was required at September 30, 2006 was relatively small in comparison.

Expenses

Operating expenses for the nine months ended September 30, 2006 were $3,798,235 versus $2,964,195 for the nine months ended September 30, 2005, an increase of $834,040. Expansion of our Ellycrack and Flowstar operations were the principal reasons for this increase. The largest increases in our operating expenses were in consulting fees and wages and benefits as explained below.

Additional staff has been hired to fill the management positions of Project Manager for the Ellycrack pilot plant, Vice President of Investor Relations and Communications and Corporate Controller, positions which did not exist at March 31, 2005. In addition, the Company’s Chief Financial Officer is now being paid as an employee as opposed to a consultant in the first six months of 2005. To improve sales coverage, two additional sales representatives were hired by Flowstar in the third quarter of 2005 and an additional sales representative has been hired in 2006. Two additional shop technicians have been hired by Flowstar that were not employed during the first nine months of 2005. In addition cost of living and merit increases were necessary in order to retain valued employees. As a result, wages and benefits were $1,097,692 during the nine months ended September 30, 2006 versus $617,815 during the nine months ended September 30, 2005, an increase of $479,877. Also, included in the new compensation package for the Chief

Executive Officer were stock options which did not exist during the nine months ended September 30, 2005. Thus, the Company incurred $62,979 in stock based compensation during the nine months ended September 30, 2006 with no corresponding cost during the nine months ended September 30, 2005.

Engineering of the Ellycrack pilot project started in the third quarter of 2005 and was completed in February 2006. As a result, costs of $265,016 were incurred during the nine months ended September 30, 2006 compared to the $168,044 in costs incurred during the nine months ended September 30, 2005.

Consulting fees incurred in the current nine month period in the amount of $695,979 were $248,236 higher than the $447,743 incurred in 2005. Although many consulting contracts which existed in 2005 were not renewed, additional consulting agreements were entered into during the last quarter of 2005 and the first nine months of 2006 which exceeded the cost of those contracts that existed in the same period of 2005. The new contracts included the hiring of a consultant to assist in developing a marketing strategy that can be applied to current products being sold as well as potential new products that may be marketed by existing businesses or future business acquisitions. We also hired consultants to assist with developing a business strategy which would allow Wescorp to enter the flow measurement market in the U.S.A. Additional consulting fees were also paid to help assess the viability of potential business acquisition candidates, and to assist Flowstar in its sales, marketing and investor relations efforts going forward.

Travel expenses during the nine months ended September 30, 2006 increased by $59,764 versus the nine months ended September 30, 2005, a direct result of the increased activity in the Ellycrack project and additional marketing of both Wescorp and Flowstar in international markets. Similarly, the increase in office expenses of $119,543 during the nine months ended September 30, 2006 versus the nine months ended September 30, 2005 were directly related to the expansion of the Flowstar and Ellycrack operations.

Depreciation expense for the nine months ended September 30, 2006 was $75,831 versus $38,553 for the first nine months of 2005, an increase of $37,278. This increase was due to assets acquired during the last three months of 2005 and the first nine months of 2006 to support the expanded Flowstar operations. Further, the increase in our asset base contributed to an increase in commercial insurance premiums of $17,687 for the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005.

Advertising and investor relations expenses rose by $16,425 to $155,448 for the nine months ended September 30, 2006 versus $139,023 reported for the nine months ended September 30, 2005. This increase is the direct result of issuing warrants in the second quarter of 2006 valued at $46,000 to various consultants to assist with investor relations.

We incurred interest expenses of $134,421 on the convertible debentures during the nine months ended September 30, 2006 compared to $135,800 incurred during the nine months ended September 30, 2005. This decrease of $1,379 is a direct result of having repaid $77,000 of the debentures in January of 2006 and an additional $39,300 in the third quarter of 2006. In addition, holders of $880,250 in debentures have indicated they wish to have their investments redirected to units comprised of shares of common stock and share purchase warrants and therefore no interest has accrued on this amount during the quarter ended September 30, 2006. The 2005 figures only include interest from the date of the original investment in the debentures.

In addition, $35,359 in directors’ fees was incurred in the quarter ended September 30, 2006 as compensation for outside directors to be members of the board. These fees did not exist in the same period for 2005.

The above increases were offset by the reduction of $207,000 in the beneficial conversion interest related to the debentures issued in the nine months ended September 30, 2005. No costs related to beneficial conversion interest were incurred in the nine months ended September 30, 2006 as no new convertible debentures have been issued.

Results for the nine months ended September 30, 2006 reflect interest, finance and bank charges of $62,652 which is $140,179 lower than the $202,831 reflected in the same period for 2005. This decrease is a direct result of the 2005 figures including a finder’s fee in relation to the debenture financing secured during the first quarter of 2005 of approximately $191,000 whereas the current year’s figures include the cost of about $40,000 finder’s fee in relation to potential financing.

Legal and accounting costs for the nine months ended September 30, 2006 were $200,188 which was an increase of $29,624 compared to the corresponding period of 2005. The 2005 figures for legal and accounting were adversely affected by legal fees incurred to defend the Baum litigation, as well as legal and other professional fees related to the private placement of the debentures incurred in the first quarter of 2005. The reductions of not having these same costs in 2006 were offset by increased compliance costs with respect to the requirements for the year end audit as well as the reviews of the quarterly financial statements. Additional costs were also incurred for legal fees with respect to potential financing and for due diligence work undertaken with respect to potential business acquisitions.

During the six months ended September 30, 2006 Flowstar commissioned Colorado Engineering Experiment Station Inc. (CEESI) to undertake tests in response to customer and regulator requests for reference data to quantify DCR technology performance in a variety of wet-gas field conditions at a cost of $25,690. For the same nine months of 2005 the Company incurred patent costs in the amount of $44,851 related to the Ellycrack project and $3,878 in costs to develop its wireless communications for the DCR units. As a result, research and development expenses decreased by $23,279 in the current year compared to 2005.

For the nine months ended September 30, 2006, other expenses have increased by $44,520 from the same period during 2005, which is directly attributable to the increase in the penalty for the late delivery of Stage 2 shares to the former shareholders of Vasjar recorded on the September 30, 2006 financial statements. On April 1, 2006, we were not able to deliver free-trading shares called for under Stage 2 of the agreement to acquire Vasjar, and thus we are required to pay the Vasjar shareholders an additional 80,000 Wescorp common shares for each month that the shares are not delivered. This has resulted in an accrual of $276,000 being recorded for the nine months ended September 30, 2006 which reflects the increase in shares needed to be delivered and the closing trading price of Wescorp shares as at September 30, 2006. The financial statements for the same period in 2005 reflect the requirements for late delivery of shares as stipulated by Stage 1 of the agreement to acquire Vasjar at the closing trading price of Wescorp shares as at September 30, 2005 at a value of $233,280. Although the shares were trading at a higher value in 2005, the requirement to issue more shares under Stage 2 versus Stage 1 results in costs that are higher on the statements for the nine months ended September 30, 2006 versus those costs reflected for the same period in 2005.

Net Loss

The increase in the net loss for the nine months ended September 30, 2006 to $2,886,778 compared to a net loss of $2,420,957 for the same period during 2005 is due to the net effect of the increase in gross profit of $412,739 offset by an overall increase of $834,040 in operating expenses and $44,520 in other expenses as explained above.

Liquidity and Capital Resources – September 30, 2006 Compared to September 30, 2005

From inception, we have been dependent on investment capital and debt financing from our shareholders as our primary source of liquidity. Prior to our acquisition of Flowstar in 2004 we had not generated any revenue or income from our operations. To September 30, 2006, we have generated revenues from operations of $6,060,951 (comprised of $2,508,831 for the nine months ended September 30, 2006 and $2,323,589 and $1,228,531 for the years ended December 31, 2005 and 2004, respectively). We had an accumulated deficit at September 30, 2006 of $18,215,531. Our cash position at September 30, 2006 increased to $1,572,349 from the $259,708 balance we had at September 30, 2005.

We used cash in operations of $216,249 in the first nine months of 2006 compared to cash used in operations of $1,549,113 during the same period in 2005. Approximately $161,000 of this amount was used to fund the increased accounts receivable and inventory levels that are necessary to support the higher level of activity in the Flowstar operations.

We also had a net outflow of cash of $172,435 from investing activities for the nine months ended September 30, 2006, which consisted of the purchase of plant and equipment of $21,857 (September 30, 2005 - $77,326), and we used $150,000 in cash for the purchase of shares in Ellycrack (September 30, 2005 - $75,000). The net change in the note receivable for the first nine months of 2006 was only $3,265 versus $287,616 reported for the same period in 2005 as this note was issued in the nine months ended September 30, 2005.

The net cash used in operating and investing activities was supported with $1,300,947 from financing activities for the nine months ended September 30, 2006. The cash flow from financing activities was primarily a result of the issuance of shares, net of shares issued for services, in the amount of $550,094 (September 30, 2005 – $600,728), cash received on the exercise of warrants for which shares were not yet issued in the amount of $301,441 (September 30, 2005 – nil) and the funding of $29,772 for a share subscription receivable (September 30, 2005 – nil). During the nine months ended September 30, 2006 we incurred debt of $500,000 in the form of a short-term note payable issued to the Company by a company controlled by a director of Wescorp. As of September 30, 2006 interest on this debt has amounted to $11,288. In addition, there is a balance outstanding in the amount of $10,509 relating to unpaid remuneration for our Chief Executive Officer (2005 – nil) and $65,000 in consulting fees owed to a company controlled by a director of Wescorp. During the nine months ended September 30, 2006 we had to repay convertible debentures in the amount of $116,300 (2005 - $nil) and debt in the amount of $19,995 (2005 - $7,970). In the nine months ended September 30, 2006 we also paid to our Chief Executive Officer $30,862 relating to unpaid remuneration accrued to December 31, 2005. In the first nine months of 2005 we made payments of $44,836 on the amounts due to a shareholder in order to extinguish that debt. Results for the first nine months of 2005 also reflected a positive cash flow of $1,552,319 related to proceeds from convertible debentures.

At September 30, 2006, we had current assets totaling $3,446,969 compared to $2,056,559 at September 30, 2005. This increase is a direct result of management’s decision to increase inventory levels indicative of the increased business activities of Flowstar. This increase was offset by the collection of approximately $212,000 of the note receivable.

Our investment in property and equipment at September 30, 2006 increased to $154,744 from $144,611 reported at September 30, 2005, reflecting the expansion of our Flowstar business. The increase in investments to $2,841,283 at September 30, 2006 from the September 30, 2005 balance of $993,648 was a direct result of being able to reflect the investment in Synenco at September 30, 2006 market values now that Synenco became publicly traded. The reduction in our technology is due to the amortization of this asset over its estimated useful life of approximately eight years.

The Company had $8,664,774 in current liabilities at September 30, 2006 compared to $5,646,133 at September 30, 2005. Part of the increase can be attributed to additional trade payables and financing required to sustain the higher level of activity in the operations of Flowstar and Ellycrack, resulting in an increase of about $336,000 when compared to the September 30, 2005 figures. Also included in accrued liabilities is approximately $2,100,000 in funds received by the Company that are to be directed to units comprised of shares of common stock and share purchase warrants which did not exist at September 30, 2005. To support current operations net funding of $1,436,019 in the form of short-term convertible debentures was still on the books at September 30, 2006 compared to the $1,552,319 balance of that financing as at September 30, 2005. As described above, the Company also incurred a debt owed to related parties in the amount of $586,797 versus the $300,000 which existed at September 30, 2005. In addition, the current portion of debt increased by $412,212 at September 30, 2006 versus September 30, 2005 as now the entire amount owed to the former Vasjar shareholders is due within the next twelve months.

We had long-term liabilities of $88,204 at September 30, 2006 compared to $487,818 at September 30, 2005. Most of this change is a direct result of the entire amount owed to the former Vasjar shareholders is now due within the next 12 months.

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

Credit Risk

At September 30, 2006, no customer represented a significant percentage of total accounts receivable. The Company does not obtain collateral or other security to support financial instruments subject to credit risk but mitigates this risk by dealing with financially sound counterparties and, accordingly, does not anticipate significant loss for non-performance.

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

ITEM 3. CONTROLS AND PROCEDURES

The management of Wescorp, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the Company’s “disclosure controls and procedures” (as defined in Exchange Act Rules 13a-15(e) or 15d-15(e)) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report.

There was no change in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the Company’s last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There was an action brought by Mark Baum against Wescorp (Baum v. Wescorp Energy Inc., f/k/a CTI Diversified Holdings, Inc., case number 50T 181 00033 04 - American Arbitration Association, International Centre for Dispute Resolution). The case was commenced January 15, 2004 and the hearing thereon was held in October 2004. The claim was for $300,000 plus attorney’s fees and costs. Principal parties were Mr. Baum and Wescorp. Mr. Baum’s claim was based on a purported agreement whereby he or an affiliate were to provide various services to Wescorp for payments of $6,000 per month in Wescorp stock payable six months in advance. (When the purported agreement was allegedly made in July 2003, the stock was trading at a much lower price than at this time). The Company was successful in its arbitration hearings with Mr. Baum and was awarded $42,471 plus court costs. Mr. Baum appealed the judgment. The final determination of the case at this time is not certain, nor is it certain when the company will receive the court awarded award and costs (if any).

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the nine months ended September 30, 2006, the Company issued 2,833,894 shares of common stock for total proceeds of $991,863. These shares were issued on the exercise of warrants at an exercise price of $0.35 per share. The warrants were issued as part of a private placement dated December 17, 2003 to accredited investors outside the United States in reliance upon an exemption from registration under Regulation S of the Securities Act of 1933, as amended (See Form 8-K filed December 18, 2003.

During the nine months ended September 30, 2006, the Company issued 1,500,000 shares of common stock for total proceeds of $225,000 on the exercise of warrants at an exercise price of $0.15 per share pursuant to a loan agreement with a Company director dated January 28, 2003 (See Form 8-K filed April 23, 2003). The shares were issued to accredited investors outside the United States in reliance upon an exemption from registration under Regulation S of the Securities Act of 1933, as amended, and Section 4(2) of the Securities Act.

During the nine months ended September 30, 2006, the Company issued 300,000 shares of common stock for total proceeds of $171,900. These shares were issued for directors’ fees at values ranging from $0.60 to $0.678 per share and for consulting fees at $0.54 per share. The shares were issued to the directors and consultants as private transactions under Section 4(2) of the Securities Act.

No commissions or fees were paid in connection with any of the foregoing sales of securities.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our security holders during the three months ended September 30, 2006.

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
*Previously filed

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 13th day of November, 2006.

WESCORP ENERGY INC.

Date: November 13, 2006	By:	/s/ Douglas Biles
Douglas Biles, Chief Executive Officer and Director

	By:	/s/ Terry Mereniuk
Terry Mereniuk, Chief Financial Officer and Director