Form 10KSB
period 2006-12-31
WESCORP ENERGY INC
filed 2007-04-11
CIK 1069489

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number 000-30095

WESCORP ENERGY INC.
(Exact name of registrant as specified in its charter)

Delaware	98-0447716
State or other jurisdiction of	(I.R.S. Employer
incorporation or organization	Identification No.)

Suite 770, 435 – 4th Avenue S.W., Calgary, Alberta, Canada T2P 3A8
(Address of principal executive offices) (Zip Code)

(403) 206-3990
Issuer’s telephone number

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
Yes [   ] No [X]

State issuer’s revenues for its most recent fiscal year: $3,184,461

State the aggregate market value of the voting and non-voting common equity stock held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days: $20,559,353 on March 15, 2007. Without asserting that any director or executive officer of the registrant, or the beneficial owner of more than five percent of the registrant’s common stock, is an affiliate, the shares of which they are the beneficial owners have been deemed to be owned by affiliates solely for this calculation.

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 52,716,289 as of March 15, 2007.

Transitional Small Business Disclosure Format (Check one): Yes [   ] No [X]

FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-KSB (the “Annual Report”) contains predictions, projections and other statements about the future that are intended to be “forward-looking statements” (collectively, “forward-looking statements”). Forward-looking statements involve risks and uncertainties. A number of important factors could cause actual results to differ materially from those in the forward-looking statements. In assessing forward-looking statements contained in this Annual Report, readers are urged to read carefully all cautionary statements – including those contained in other sections of this Annual Report. Among said risks and uncertainties are the following risks:

  our Flowstar DCR technology may not remain competitive within our current markets or that we may not be able to generate sufficient revenue from the technology to become profitable within that division;
  we may not be able to successfully deliver free-trading shares to complete the purchase of the Flowstar technology;
  the Ellycrack technology may not be technically effective or cost effective in the markets targeted by management; that we may not be able to adequately protect our intellectual property;
  we will not successfully identify or complete any other suitable acquisitions;
  our primary customers are energy- related, which tend to be cyclical and therefore any downturns in this cyclical industry could adversely affect operations;
  the energy-related industry that we service is heavily regulated (including co2 related issues) and the costs associated with such regulated industries increases the costs of doing business;
  management is adequate to integrate any businesses acquired;
  management is adequate to carry out its business plan and to manage its growth effectively and efficiently;
  management will be able to effectively deal with current and future competitive forces in the market;
  there will be adequate capital to fund our business;
  we manage any foreign exchange risk adequately;
  we could face significant liabilities in connection with our technology and operations, which if incurred beyond any insurance limits, could adversely affect our business and financial condition; and
  our need for additional capital may harm our financial condition or limit our ability to fund acquisitions; and
  if acquisitions are completed, they may be unsuccessful for technical, economic or other reasons.

Additional statements concerning important factors that could cause actual results to differ materially from our expectations are disclosed in the “Risk Factors” section and elsewhere in this Annual Report. In addition, the words “believe”, “may”, “will”, “when”, “estimate”, “continue”, “anticipate”, “intend”, “expect” and similar expressions, as they relate to the Company, our business or our management, are intended to identify forward-looking statements. All written and oral forward-looking statements attributable to us or persons acting on our behalf subsequent to the date of this Annual Report are expressly qualified in their entirety by the foregoing risks and those set forth in the “Risk Factors” section below.

CURRENCIES

All amounts expressed herein are in U.S. dollars unless otherwise indicated. Amounts expressed in Canadian dollars are preceded by the symbol “CAD”.

PART I

ITEM 1. DESCRIPTION OF BUSINESS.

GENERAL

Wescorp Energy Inc. (referred to herein as “we”, “Wescorp”, “the Company” or “our Company”) is an energy services and engineering company committed to acquiring, developing and commercializing technologies that are designed to improve the management, environmental and economic performance of field operations for energy producers. To this end, our primary business strategy is to acquire, fund and develop new systems and technologies in our field through investments in companies or products for which early stage product development has been completed. We prefer investments for which we can control the intellectual property of technologies that have emerged from research and initial development and are essentially market-ready. We also acquire companies with one or more technology products being developed that can benefit from the financial, technical, and business development experience of our management to bring those products to market in a meaningful manner after they have been fully developed. Among other strategies, we may attempt to license or form third-party commercial partnerships based on these acquired technologies. In short, our goal is to generate enhanced capital appreciation for our shareholders by continuing to acquire, develop, and commercialize timely effective product solutions for energy-related applications.

Our goal is to generate enhanced capital appreciation for our shareholders by continuing to acquire, develop, and commercialize timely effective product solutions or strategic investment opportunities that generate real returns with above-average cash flow and margins. To this end, we currently operate through three Strategic Business Units, or SBUs, including (i) our subsidiary, Flowstar; (ii) our joint venture with Ellycrack; and (iii) our investment in a Canadian tar sands exploration company. A short synopsis or each, and history of how these investments occurred follows.

Flowstar Technologies, Inc. SBU

In June 2003, we entered into an agreement to purchase 100% of the outstanding shares of two companies, Flowstar and Flowray, which was subsequently amended in January 2004. On March 31, 2004, Wescorp, through our Alberta subsidiary 1049265 Alberta Ltd., completed the acquisition of 100% of the outstanding shares of Flowstar and Flowray. Flowstar and Flowray were legally amalgamated on December 31, 2004 into one company that continued under the name Flowstar Technologies Inc.

As part of the acquisition of Flowstar, the Company concluded the acquisition of 100% of the outstanding shares of Vasjar Trading Ltd. (“Vasjar”) on August 19, 2004. Vasjar in turn owns five Barbadian subsidiaries including 100% of the outstanding shares of Quadra. Vasjar’s wholly-owned subsidiary Quadra owns the rights to the technology related to the DCR system. Flowstar, Flowray, Vasjar and its subsidiaries (Flowstar Group), are involved in the natural gas flow measurement and service industry in North America.

Based on preliminary and ongoing sales of Flowstar’s principal product, we believe there are significant additional sales opportunities for Flowstar products worldwide.

Flowstar’s principal product is the Digital Chart Recorder (DCR) gas flow measurement and well monitoring system that have proven to be very effective in several applications, including those for:

  Coal bed methane production – low pressure well monitoring and gas metering;
  Wet gas production – as stand-alone units without heated shelters or added infrastructure;
  Plunger lifts – to monitor and measure highly variable gas flows;
  Test separators – eliminating the need to change orifice plates; and
  Fuel gas – to measure gas consumption of pipeline compressors.

Ellycrack SBU

During 2003 and 2004, we purchased 259,000 shares of Ellycrack AS, a private technology research and development company based in Norway. In September 2004, we purchased an additional 400,000 treasury shares of Ellycrack by issuing 300,000 shares of Wescorp common stock to Ellycrack resulting in an equity interest in Ellycrack of 12.90% . In January 2006, we purchased an additional 65,000 shares of Ellycrack bringing our current equity interest to approximately 13%.

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

Primary principals and benefits of this technology include but are not limited to:

  Converting kinetic energy to required temperatures at the molecular level to crack heavy oil – requires lower ambient temperature and atmospheric pressure to significantly reduce capital and energy costs.
  Colliding atomized oil and active steam with fluidized sand at high velocity to crack oil without additional catalysts or hydrogenation – output remains stable and does not re-polymerize to retain value-added without further processing.
  Generating coke by-product from cracking as the primary fuel for all unit operations – process requires very little energy input and generates significantly more energy than is required to potentially drive onsite electricity or steam co- generating capacity.
  Raising the API of processed oil from 6° to 28° in a single pass and over 30° with medium grade feedstock – raising significantly the value of processed oil and reducing heavy oil differentials of pricing relative to world benchmarks.

As part of the existing MOU, Wescorp must pay for the design modifications, construction, and field testing of a pilot plant to be fabricated in Canada. Subsequent to that benchmark being achieved, all future costs associated with commercial applications of VISCOSITOR technology will be shared equally by Wescorp and Ellycrack AS. We expect to substantially increase our investment in developing this technology for commercial launch throughout 2007.

On February 16, 2006, we announced that the engineering phase of the patented Ellycrack heavy oil upgrader pilot plant had been completed and that we would now move immediately to fabrication of the plant in Canada (see below). Final design contributions and engineering services were provided by a major international engineering company with over 40 years of combined tar-sands, heavy oil and upgrader project experience. Completion of this engineering stage is the direct result of having undertaken an extended period of testing through the latter half of 2005 which resulted in design modifications that allowed us to significantly improve the upgrading capabilities of the Ellycrack process as outlined above. The extended design and testing period allowed us to optimize the process to where it can now upgrade heavy oil to over 30 degrees API. That enhanced upgrading capacity has in turn also expanded the scope of commercial applications being considered for the process which we demonstrated for several major energy producers in that testing period, with particular attention paid to demonstrating:

  How the innovative process can upgrade heavy oil in a more cost-effective manner than most other known field up-grader or primary cracking technologies currently in use.
  How the process can upgrade oil without specialized catalysts, custom infrastructure or emulsifying feedstock.
  Why the process can scale with enhanced efficiencies to larger pilot-plants and commercial units.
  The range, consistency and stability of output from a wide range of native feedstock.
  How the technology can be configured for specific applications being considered by each producer.

Some further testing was done with the test rig at SINTEF in Norway until May 2006. In June 2006, a decision was made by Wescorp and Ellycrack A/S to move the VISCOSITOR test rig to Canada in order to automate it as an approximately 20-50 barrel per day pilot plant and “prove out” longer term operation. Then the test rig was disassembled and shipped to Canada.

Negotiations were conducted with three western Canadian research facilities and an agreement was reached with the organization that had the best combination of factors associated with them. The pilot plant is to be housed at a major Canadian research and development organization test facility with proximity to numerous potential clients. Canadian expertise in heavy oil upgrading is known to be world class. Testing and automation are scheduled to start in the second quarter of 2007.

Another agreement was made with a bitumen chemistry expert from a local university, to consult on the process.

The Company has been approved to receive a grant administered by a Canadian Federal government agency. Under the terms of the agreement, the Company may receive up to CAD $290,000 (approximately $249,400) for costs incurred and paid in direct performance of testing of the pilot plant.

Subsequent to fabrication, the VISCOSITOR pilot plant will undergo a period of continuous field testing to further define performance parameters beyond API uplift including details related to material balance, energy balance, and composition of processed output to determine final capital and operating costs for commercial users.

As part of the agreement with the above mentioned research organization, a building to house the test rig has been designed and construction started. Completion of this building is scheduled for the second quarter of 2007. Reassembly of the test rig and upgrading to required Canadian electrical code was started at a major fabrication shop in Manitoba. Plans to convert the test rig into a continuous operation are being formulated.

Investment in Synenco

In early 2003, Wescorp acquired 170,000 shares of Synenco Energy, Inc. (“Synenco”), which at that time was a private tar-sands exploration company with undeveloped heavy oil and bitumen reserves in the Athabasca region of Northern Alberta, Canada. In November 2005, Synenco completed its initial public offering. Synenco stock now trades on the Toronto Stock Exchange under the symbol “SYN”.

On March 23, 2007, we exchanged the 170,000 shares of Synenco for 470,143 shares of Oilsands Quest Inc., (“Oilsands”) a company publicly traded on the American Stock Exchange under the symbol “BQI”. At March 23, 2007, the closing share price of Oilsands was $4.00 representing a fair value of $1,880,572. On the same date, the closing share price of Synenco was approximately $10.13 (CAD $11.72) representing a fair value of $1,722,370. The closing share price of Oilsands as of March 30, 2007 was $3.45.

History

On August 11, 1998, we were formed as a Delaware corporation with the name “Unique Bagel Co., Inc.” and operated in the business of developing, producing and marketing a line of bagels and other bread products. On January 10, 2001, we changed our name to “CTI Diversified Holdings, Inc.” and changed our business to providing North American IT, ISP, and ASP products and services for introduction and distribution into the Asian e-security, e-business and e-financial markets as well as providing consulting services for IT security. Effective December 22, 2003, we changed our name to “Wescorp Energy Inc.” and adopted a new business plan to incorporate the business and technologies of Flowstar and Flowray.

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

During 2005, our first full year of operations for the Flowstar Group, we generated higher gross revenue from operations; the consolidation of the Flowstar operations with Wescorp in fiscal 2004 resulted in revenue of $1,228,531 for that fiscal year and $2,323,589 in 2005. To date results have been very encouraging as our gross revenue from operations has grown to $3,184,461 in 2006.

In order to finance the operations in 2006, and to continue with our revised business plan, we raised $3,972,075 on the completion of a private placement in December 2006 of 7,944,150 units at a price of $0.50 per unit. The total includes $1,180,250 in debentures where holders of the debentures agreed to have their investment redirected to units of this private placement. In conjunction with this private placement the Company paid a 10% commission in the form of 796,274 units that have the same terms and conditions as the private placement.

With the strong sales growth being generated by our Flowstar product line in 2006, management is hoping the Flowstar division will become profitable by the end of 2007. However, with “profitability” comes the need to finance increasing inventory levels and accounts receivable balances. Therefore, it is anticipated that the Flowstar division will only become cash flow positive in the 2008 fiscal year. Consequently, forecasting our total cash requirement is difficult at this time due to the contingent nature of the timing and volume of the collection of receivables from sales we expect over that same period. In the near future, we intend to raise additional capital by selling new equity, incurring short-term and/or long-term debt, and/or selling part or all of our investment in Oilsands Quest to finance: the following:

  The continued expansion of Flowstar operations within our current markets and into the United States;
  The continuing development, pilot plant fabrication and field-testing of the Ellycrack technology (see below);
  The potential acquisition of new technologies and related businesses which management hopes will add value to our overall business almost immediately upon closing; and
  Any negative cash flow resulting from operations.

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

2.

Continue to hire, train and retain key management within Wescorp, our subsidiaries and any target companies we may acquire – In 2006 we hired a new sales professional for Flowstar, and we continued to actively recruit personnel for key executive positions within Flowstar and Wescorp. In the second quarter of 2006, we engaged two consultants to assist in planning our expansion of Flowstar operations into the U.S. market. In the fourth quarter of 2006, we appointed Dr. Scott Shemwell as Chief Operating Officer to oversee the implementation and execution of that plan from a base of operations to be formed in the U.S. As well, we appointed Mr. Dave LeMoine as Wescorp’s Executive Vice President of Sales and Marketing, and President of the Flowstar business unit in the third quarter of 2006. Plans for 2007 include the expansion of our direct sales force,

3.

Continue to advance commercialization development programs to generate positive cash flow and earnings as soon as is practically possible – We are actively assessing value-added acquisition candidates at or near revenue generation that extend our reach into large high-growth and focused market segments. We are also accelerating commercialization of our Ellycrack joint venture and technology and have negotiated an agreement with Ellycrack A/S which has allowed the transfer of their VISCOSITOR test-rig from Norway to Canada. The terms of the agreement allow Wescorp to modify the test-rig and install all necessary instrumentation to undertake a continuous test program in an accredited facility as a substitute to fabricating a pre-commercial pilot-plant for final development purposes. The unit has arrived in Canada and is currently being reassembled so that it is equipped with a skid and minor changes to comply with Canadian safety and environmental standards prior to being shipped to the test facility.

4.

Maintain adequate financial resources – As noted above, we intend to raise additional capital in 2007 to fund planned expansion, technology development and acquisition initiatives being considered. We are currently qualifying investors and other sources of capital available to Wescorp to provide that funding as needed.

Our current and future opportunities for success depend to a great extent on the continued employment of and performance by senior management and key personnel at potential target companies. As we continue to grow~~,~~ the demands and skill sets of our senior management will change. New executives will be hired with the skill sets and experience required to enhance those areas which require specialized expertise. In addition, we will be seeking to add new directors to our board that bring significant industry knowledge and expertise in the fields we are expanding into, including the U.S. market for Flowstar, and the heavy oil upgrading market for Ellycrack. We also recognize that the increased need for corporate compliance within new regulatory reporting requirements compels us to look for new potential board members.

MANAGEMENT CHANGES

On May 1, 2006, we appointed Mr. Robert Nicolay to our Board of Directors. Mr. Nicolay is President of Aurora Borealis Management, an Alberta firm that provides corporate governance, energy investment, operations analysis, strategic development and execution advisory services for public, private and government energy corporations. Prior to joining Aurora Borealis Management, Mr. Nicolay was President and CEO of ENMAX Corporation. ENMAX is an electric utility owned by the City of Calgary, Alberta.

Dr. Scott Shemwell was appointed as our Chief Operating Officer in October 2006. Currently, Dr. Shemwell has been hired on a consulting basis to complete his initial draft of a business plan for the Company that, after management’s review and modification, will become the guide for the Company’s future action plan. Dr. Shemwell has over 25 years experience in the turnaround and transformation process for global S&P 500 organizations as well as start-up and professional service firms. Dr. Shemwell’s specific experience includes executive management, information management, mergers and acquisitions, change management and international business. Prior to joining Wescorp, Dr. Shemwell was a senior advisor to major energy companies where he emphasized “lean energy” concepts and was the President of Strategic Decision Sciences, LLC, a consulting company specializing in business analytics and risk mitigation.

Mr. Steve Cowper was appointed as director on May 3, 2005 and on November 22, 2006, Mr. Cowper accepted the position of Chairman of the Board. Mr. Cowper is an attorney with over 15 years of civil legislative experience for the State of Alaska having also served as Governor from 1986 to 1990. During his public tenure he served as Chairman of the House Finance Committee; Chairman of the Alaska Lands Committee; State Lobbyist on Federal Land Use Policy; Board of Trustees Chairman for the $29 Billion Alaska Permanent Fund Corporation; and Chairman of the Interstate Oil and Gas Compact Commission.

Mr. Dave LeMoine was appointed as Wescorp’s Executive Vice President of Sales and Marketing and President of Flowstar Technologies Inc on September 20, 2006. Mr. LeMoine has over 27 years of sales and marketing leadership experience, with expertise in the area of corporate initiatives, strategic account development, change management, sales leadership, product, services and solutions integration. Prior to joining Wescorp, Mr. LeMoine was Vice President of an S&P 500 organization, responsible for all revenues, sales, general and administrative expenses, and operating income for Western Canada, focused on becoming strategic partners with many large E&P organizations.

Wescorp also appointed Mark Norris to the Board of Directors in March 2007. Mr. Norris, a successful Edmonton businessman, has also completed a term in the Alberta Provincial Government Cabinet serving as Minister of Economic Development.

ACQUISITIONS

A. Flowstar and Flowray Terms of Acquisition of Flowstar and Flowray

On March 31, 2004, Wescorp, through our Alberta subsidiary 1049265 Alberta Ltd., completed the acquisition of 100% of the outstanding shares of Flowstar and Flowray in consideration of cash payments to the selling shareholders totaling CAD $550,000 ($414,074) pursuant to the share purchase and subscription agreement dated June 9, 2003 as amended effective January 14, 2004.

Related Agreements to Acquire 100% of Vasjar Trading Ltd.

Wescorp also entered into share purchase agreements dated effective January 14, 2004 pursuant to which Wescorp acquired 100% of the outstanding shares of Vasjar. Vasjar in turn owns 100% of the outstanding shares of Quadra, a Barbados corporation. Pursuant to an agreement dated effective as of August 30, 2003, Flowray had transferred to Quadra all of its intellectual property rights, including rights to the technology related to the DCR 900 system described below, in consideration of a promissory note in the principal amount of CAD $604,500 without interest. Flowstar and Flowray were legally amalgamated on December 31, 2004 into one company that continued under the name Flowstar Technologies Inc.

In consideration of the purchase of all the outstanding shares of Vasjar from its two shareholders entities that each owned 50% of Vasjar’s outstanding shares, Wescorp issued shares (and will issue additional shares), all of which are required to be registered for resale upon delivery, to each of the two shareholders of Vasjar in equal amounts as follows:

  Tranche 1: an aggregate of 2,400,000 shares of common stock of the Company (1,200,000 shares to each of the two shareholders) on April 28, 2004; and

  Tranche 2: an aggregate of 2,080,000 additional shares of common stock of the Company (1,040,000 additional shares to each of the two shareholders) to be issued in stages as follows:

Stage One. On or before April 1, 2005, the Company was required to issue 480,000 additional shares based on sales achieved in the 2004 calendar year. (240,000 shares to each shareholder).

Stage Two. On or before April 1, 2006, the Company was required to issue between 800,000 additional shares based on sales achieved in the 2005 calendar year (400,000 shares to each shareholder).

Stage Three. On or before April 1, 2007, Wescorp was required to issue 800,000 additional shares based on sales achieved in the 2006 calendar year.

We were not able to deliver free-trading shares on April 1, 2005, and under the Vasjar purchase agreements we were required to pay an additional 48,000 Wescorp shares for each month that the shares were not delivered, covering the months April through September 2005. In September, 2005, Mr. Jack Huber acquired the interests of the former Vasjar shareholders in connection with the share delivery requirements of Tranche 2, Stage One. As a result, we owed shares under Tranche 2, Stage One to Mr. Huber.

On November 22, 2006, we entered into a letter agreement with Mr. Huber (the “Huber Letter Agreement”), pursuant to which we agreed to pay Mr. Huber 1,000,000 shares of our common stock to fulfill the Tranche 2, Stage One debt requirements that Mr. Huber acquired from the former Vasjar shareholders. These shares were delivered to, and accepted by Mr. Huber on November 22, 2006.

On April 1, 2006, we were not able to deliver free-trading shares called for under Tranche 2, Stage Two, and thus we are required to pay the former Vasjar shareholders an additional 80,000 Wescorp common shares for each month that the shares were not delivered. As of February 1, 2007, Wescorp was required to pay an additional 880,000 common shares. In February 2007, Mr. Jack Huber acquired the interests of the former Vasjar shareholders in connection with the share delivery requirements of Tranche 2, Stage Two. As a result, we owed shares under Tranche 2, Stage Two to Mr. Huber. As of April 4, 2007, we had not yet delivered the shares owed to Mr. Huber pursuant to Tranche 2, Stage Two.

If any of the Wescorp shares to be issued to the former Vasjar shareholders have not been delivered for a period of 182 days after the applicable due date, the former Vasjar shareholders may at their option terminate the share purchase agreements, without notice or prior opportunity to cure. The former Vasjar shareholders did not exercise these rights, and they received all of the penalty shares that accrued until this obligation had been met under both Stage One and Stage Two. We have also received a written waiver from Mr. Huber waiving and canceling any termination rights that Mr. Huber may have as a result of his purchase of certain rights under the Vasjar purchase agreements. In addition, we pledged to the former Vasjar shareholders all the Vasjar shares as security to guarantee Wescorp’s performance under the share purchase agreements.

As of April 1, 2007, we had not delivered to the former Vasjar shareholders free-trading shares called for under Tranche 2, Stage Three. We intend to file a Registration Statement on Form SB-2 during the second quarter of 2007 in order to meet the Tranche 2, Stage Three requirements plus any penalties we incur for the delay.

With the completion of the acquisition of Vasjar, Wescorp now owns all the proprietary technology originally owned by Flowray (which was subsequently amalgamated with Flowstar) related to the DCR 900 system and other products.

Business of Flowstar and Flowray

Flowstar and Flowray were both incorporated in Alberta, Canada. Flowray developed a new system for measuring the flow of natural gas at the wellhead known as the Digital Chart Recorder, or DCR. The DCR system consists of a turbine based flow measurement signal generating device, temperature and pressure probes, and a flow computer, which performs all of the corrected flow calculations for natural gas production and regulatory reporting. In 2003 this system received approval from the Canadian Standards Association (CSA) and also received independent verification of accuracy from Southwest Research Institute in Houston Texas.

Flowstar successfully field-tested the product in 2003. Units were commercially sold beginning in 2003, and were installed in various customer applications.

By a License Agreement dated December 6, 2001, Flowray granted Flowstar the non-exclusive worldwide license to use Flowray’s technology relating to certain flow meters and to manufacture, market, and sell products derived from the technology, including three major product lines used in measuring and recording natural gas flow. Flowstar also represents and distributes independent third party products, and seeks to position itself to be a leading supplier of flow measurement equipment to the petroleum industry.

Flowstar and Flowray were legally amalgamated on December 31, 2004 into one company that continued under the name Flowstar Technologies Inc. All obligations, rights, benefits and responsibilities of each of the predecessor companies continue in the newly amalgamated company. Flowstar is now a wholly-owned subsidiary of Wescorp.

Prior to the December 31, 2004 amalgamation with Flowstar, Flowray transferred all of its intellectual property rights and technology to Quadra as discussed above. Flowstar now has the exclusive license to use the technology within Canada. With the Vasjar acquisition complete, Quadra is a wholly-owned subsidiary of Wescorp as well. The intellectual property assets include a U.S. provisional patent application filed on or about March 3, 2003 for the technology used in the DCR-900 system. Quadra also holds the intellectual property for liquid based totalizers, and Windows™ based gas flow calculation software, all of which Flowstar markets. Flowstar also markets a line of liquid turbines for which there is no intellectual property, as the patents expired long ago.

On March 21, 2003, we entered into a Letter of Intent with an independent private Canadian company (Licensee), whereby we granted the Licensee the right of first refusal to engineer, supply or manufacture the proprietary chip-set for the Flowstar DCR product line according to Flowstar’s specifications. The Licensee has agreed to manufacture the DCR chip-set for the cost of materials plus labor costs and a management fee (adjusted for inflation annually). An additional fee is payable by Flowstar to the Licensee for each unit sold using the technology, wherever it is made. Details of the Licensee’s technology will be provided to a mutually agreeable trust agent, to be held in escrow and not disclosed to Flowstar, except in certain specific circumstances, designed to protect Flowstar.

The Licensee has also been granted an irrevocable, exclusive license to use Flowstar’s technology related to differential pressure orifice plate system flow measurement in oil field production well testing. The license will permit this company to manufacture, market, and sell flow measurement products, or sub-license or assign these rights, in markets other than turbine based flow measurement. The term of this license will continue for the life of Flowstar’s patent. Flowstar also granted the Licensee a non-exclusive distributorship for the DCR product line.

Quadra has no other assets aside from the intellectual property transferred to Quadra by Flowray. With the acquisition of Vasjar concluded, Wescorp, through its subsidiaries and the subsidiaries of its subsidiaries, now indirectly owns all the proprietary technology originally owned by Flowray related to the DCR 900 system and other products.

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

As at December 31, 2005 the Company has purchased an aggregate 659,000 shares of Ellycrack representing 12.90% of Ellycrack's outstanding shares; 259,000 shares in consideration of $123,129 and 400,000 shares in exchange for 300,000 shares of our common stock issued to Ellycrack. In January 2006, we purchased an additional 65,000 shares of Ellycrack bringing our aggregate number of shares to 724,000 and our current equity interest to approximately 13%.

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

In accordance with the MOU with Ellycrack, Wescorp has been working with Ellycrack on plans to develop a pilot plant. During the third quarter of 2005 we made various improvements to core technology within the Ellycrack process in order to optimize it for the pilot plant and subsequent commercial applications. As a result of those improvements, we scheduled tests for several major energy producers who have requested a demonstration of the Ellycrack process for possible consideration within their field operations as a commercial application. Those improvements and tests were very successful, resulting in a significant increase in the process’ upper limit of API upgrading. To date, we have hired a major engineering firm to prepare the design for a 50 to 200 barrel a day pilot plant utilizing the Ellycrack technology which was completed in the first quarter of 2006. In addition, we have also hired an engineer to act as project manager for pilot plant fabrication and to oversee Ellycrack related operations

As a time saving measure, we have moved the VISCOSITOR test plant from the Norwegian site at Trondheim to Canada. The decision by Wescorp and Ellycrack A/S to move the test rig to Canada, as noted above, was made in order to automate it as an approximately 20-50 barrel per day pilot plant and “prove out” longer term operation. It is to be housed at a major Canadian research and development organization test facility with proximity to numerous potential clients. Canadian expertise in heavy oil upgrading is known to be world class. Testing and automation are scheduled to start in the second quarter of 2007, which will be overseen by a project Engineer that Wescorp has hired.

At the time of this filing we are in the process of converting the above mentioned MOU into a formal joint venture agreement.

C. Synenco

Terms of Acquisition of Shares of Synenco

On June 9, 2003, the Company signed an option agreement allowing the Company to purchase 1,000,000 previously issued common shares of Synenco from PGN Holdings Inc., a shareholder of Synenco. Synenco is a company involved in the development of oil sands leases in the Athabasca Oil Sands area of northern Alberta, Canada. Under the terms of the option, the Company could acquire the Synenco shares upon payment of $3,700,000 by way of $2,815,000 in cash and $885,000 (at $0.30 per share) in Company stock. Prior to the expiration of the option on March 31, 2004, the Company paid $530, 462 which resulted in the purchase of 170,000 shares of Synenco, at an effective cost of $3.12 per Synenco share. This transaction has been recorded as an investment on our consolidated balance sheet. Pursuant to the closing of its initial public offering on November 15, 2005, Synenco began trading on the Toronto Stock Exchange under the symbol “SYN” at an initial offering price of CAD $17.50 per share. The price per Synenco share as of December 31, 2006 was CAD $14.31.

On March 23, 2007, we exchanged the 170,000 shares of Synenco in exchange for 470,143 shares of Oilsands, a company publicly traded on the American Stock Exchange under the symbol “BQI”. At March 23, 2007, the closing share price of Oilsands was $4.00 representing a fair value of $1,880,572. On the same date, the closing share price of Synenco was approximately $10.13 (CAD $11.72) representing a fair value of $1,722,370. The closing price of Oilsands as of March 30, 2007 was $3.45.

PRODUCTS AND SERVICES

As noted earlier, our focus changed considerably in 2003. Our current business plan now consists of three fundamental elements:

1.

Invest primarily in companies or products where early stage product development has been completed (where early stage product development means any basic research surrounding a potential product or service and the development of working prototypes). This is intended to avoid the risks associated with early stage startups, to reduce both the time frame and amount of capital required for commercialization of proposed products, and to increase the probability and amount of any potential return to our stockholders.

2.	Acquire a controlling or majority equity position to fully participate in the target company’s strategic business plan and corporate governance.

3.	And finally, contribute our finance, technical and management experience to assist in the further development of a target company’s business and operations. We believe that combining our business and technical skills with the technology development skills of target companies will increase the probability of potential success for all related stakeholders.

As part of our plan we anticipate that all future research and development activities will be carried out by all of our potential target acquisitions, including Flowstar. Consequently, all functions related to providing products and services offered by Wescorp will be conducted through majority or minority owned subsidiaries we acquire. Based on our operations plan, we intend to offer DCR Series systems and related units for sale and service in the U.S., Canada and perhaps throughout the world. To that end, we hired a consultant in late 2005 to review our options regarding a further expansion of Flowstar within our current Canadian market, and in relation to the timing of our initial foray into the U.S. market. In connection with this review and our plans to expand, we have hired senior management to head up our U.S. expansion. The hiring of U.S. based consultants (and likely additional staff and employees during 2007), the incorporation of a wholly owned U.S. subsidiary (“Flowstar Technologies (USA) Inc.”) and the opening of a U.S. office in Houston was completed in the second quarter of 2006. It is anticipated that U.S. sales will start in 2007.

Also as part of our operations plan we will continue to invest in research and development of our current and future product lines in order to remain competitive in markets we are targeting. We expect to make primary research and development investments to improve and enhance our existing Flowstar DCR-Series product line, including the final development and commercial release of our Flowstar Differential Pressure Cell module, to continue to improve the communications ability of the Flowstar line; and to further enhance the Ellycrack heavy-oil upgrading process and pilot plant. We will in all likelihood also incur some costs related to environmental compliance given our focus and activities within the oil and gas industry, which is highly regulated. We have not yet fully assessed what those costs may be or any operational impact compliance may have on our business.

Due to various arrangements we have between Flowstar and a private company, we also will need to execute production licensing and other agreements with the Vasjar group. Further, as part of our risk management efforts, Flowstar management has identified alternative sources of long-term supply for all of our critical components and services as a fallback in the event our current suppliers cannot provide those components or services in a timely manner, or that it cannot do so in sufficient quantities to meet anticipated demand for Flowstar systems.

Flowstar’s principal product is the DCR gas flow measurement and well monitoring system that has been proven to be very cost-effective and superior in several applications, including:

  coal bed methane production – low pressure well monitoring and gas metering, wet gas production – as stand-alone units without heated shelters or added infrastructure, plunger lifts – to monitor and measure highly variable gas flows, test separators – eliminating the need to change orifice plates, and fuel gas – to measure gas consumption of pipeline compressors.

Primary benefits and competitive differentiators of our Flowstar systems include:

  significantly more accurate well monitoring and flow metering capabilities due to its turbine-based design;
  significantly more metering range that is especially effective in low pressure – high variability gas production applications;
  easy installation as self-contained integrated units that do not require external power, housing, heating or alcohol injectors to remain functional in virtually any weather or operating conditions;
  easy integration with virtually any onsite communications and networking systems for remote data retrieval;
  data output that is fully compliant with all Canadian and U.S. production auditing regulations without further processing and that fully integrates with all major production accounting packages; and
  significantly lower all-in costs with a quick payback, enhanced ROI and virtually no operating costs beyond installation.

In 2004, we entered into the MOU with Ellycrack to agree to a 50/50 joint venture (JV). We are in the process of preparing a formal joint venture agreement that is based on the terms and conditions outlined within the MOU. The MOU (and the proposed joint venture agreement) will provide Wescorp a 50% interest in the worldwide rights to use and benefit from the commercial application of Ellycrack’s VISCOSITOR technology and intellectual property. As a time saving measure, we have moved the VISCOSITOR test plant from the Norwegian site at Trondheim to Canada where it will be situated at a major western Canadian research and development facility for additional testing concerning the technology and to establish the economics of the process.

The VISCOSITOR is a low energy (low cost) heavy oil upgrading process which is self sustained by fuel produced by the process itself. This technology primarily upgrades the quality of heavy oil by producing lighter, more valuable synthetic grades of crude oil which dramatically improves the economics of heavy-oil production and transportation projects. It also has various environmental benefits, is a low cost alternative for small and mid-sized heavy oil field production and provides enhanced economies of scale for larger heavy oil production and processing projects. All research and development for the VISCOSITOR was carried out in cooperation with Norway’s biggest research organization, Sintef Energy Research A/S at the Norwegian Institute of Technology in Trondheim, Norway. Subsequent improvements to enhance the process were contributed by Wescorp, Ellycrack and a major international engineering firm. Primary principals and benefits of this technology include but are not limited to:

  converting kinetic energy to required temperatures at the molecular level to crack heavy oil – requires lower ambient temperature and atmospheric pressure to significantly reduce capital and energy costs, colliding atomized oil and active steam with fluidized sand at high velocity to crack oil without additional catalysts or hydrogenation – output remains stable and does not re-polymerize to retain value-added without further processing, regenerating coke by-product from cracking as the primary fuel for all unit operations – process requires very little energy input and generates significantly more energy than is required to potentially drive onsite electricity or steam co-generating capacity, and raising the API of processed oil from 6° to 28° in a single pass and over 30° with medium grade feedstock – raising significantly the value of processed oil and reducing heavy oil differentials of pricing relative to world benchmarks.

As part of the proposed Ellycrack joint-venture agreement, Wescorp must pay for the design modifications, construction, and field testing of a pilot plant to be constructed in Canada. After that benchmark is achieved, all future costs associated with commercial applications of the Viscositor technology will be shared equally by Wescorp and Ellycrack. During 2007, we expect to continue to increase our investment in developing this technology for subsequent commercial launch by the additional testing at a major western Canadian research and development facility.

On February 16, 2006, we announced that the engineering phase of the patented Ellycrack heavy oil upgrader pilot plant has been completed and will now move immediately to construction of the plant in Canada. Final design contributions and engineering services were provided by a major international engineering firm with over 40 years of combined tar-sands, heavy oil and upgrader project experience.

In June 2006, a decision was made by Wescorp and Ellycrack A/S to move the VISCOSITOR test rig to Canada in order to automate it as an approximately 20-50 barrel per day pilot plant and “prove out” longer term operations. Pilot plant fabrication will be overseen by the Ellycrack joint-venture project manager Ed Mierzewski.

Completion of this engineering stage is the direct result of having undertaken an extended period of testing through the latter half of 2005, which resulted in design modifications that allowed us to significantly improve the upgrading capabilities of the Ellycrack process as outlined above. The extended design and testing period allowed us to enhance the process to where it can now upgrade heavy oil to over 30 degrees API. That enhanced upgrading capacity has in turn also expanded the scope of commercial applications being considered for the process which we demonstrated for several major energy producers in that testing period, with particular attention paid to demonstrating:

  how the innovative process can upgrade heavy oil in a more cost-effective manner than most other known field up-grader or primary cracking technologies currently in use;
  how the process can upgrade oil without specialized catalysts, custom infrastructure or emulsifying feedstock;
  why the process can scale with enhanced efficiencies to larger pilot-plants and commercial units;
  the range, consistency and stability of output from a wide range of native feedstock; and
  how the technology can be configured for specific applications being considered by each producer.

Subsequent to construction, the VISCOSITOR test rig will undergo a period of continuous field testing to further define performance parameters beyond API uplift, including details related to material balance, energy balance, and composition of processed output to determine final capital and operating costs for commercial users.

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

Although we have not yet fully commercialized the Ellycrack joint-venture, the competitive environment for the VISCOSITOR technology is starting to emerge. The petroleum service industry is populated with several well-established and highly specialized companies providing a host of services to producing companies. Many of these companies are significantly larger than we are with far greater financial resources and widely accepted product and service offerings.

We have not yet concluded a full competitive assessment for the Ellycrack opportunity, which we intend to assess using the test unit during the first half of 2007. This in turn will be affected by the market cost to extract and deliver upgraded heavy oil versus the market prices for equivalent oils at that time. This price differential will in turn affect the competitiveness of the Ellycrack technology and impact our business model for the introduction of the technology. Despite those variables and given the sheer size of the heavy oil upgrading market, which is estimated to be in excess of 7.5 trillion barrels of proved reserves, we feel that the VISCOSITOR technology will enjoy a significant competitive advantage over various large centralized upgrading facilities and over various field upgrader technologies that are slowly emerging to process that heavy oil.

Primary centralized and field-level upgrader technology providers include:

1.

OPTI Canada – providing a large centralized 2-stage upgrader facility in Northern Alberta which features solvent deasphalting then gasification to produce hydrogen for a secondary hydrogenation system to process heavy oil.

2.

Ivanhoe Energy – providing a 1 stage upgrader technology which has been adapted from a proprietary biomass processing technology for use in the hydrocarbon processing industry. This is a short contact time heat process modeled after conventional fluid catalytic cracking technology.

3.	Sulphco Energy – providing a lower-energy 1-stage field-upgrader/refinery-level desulphurization technology based on using ultrasound waves to remove sulfur from oil.

4.	GENOIL – providing a proprietary 1-stage hydro-conversion technology (requires hydrogen manufacture) to process heavy oil into lighter ends.

5.

BA Energy – providing a large 2-stage heavy oil upgrading facility in Northern Alberta based on proprietary technologies. Will use solvent deasphalting, and then pyrolysis with limestone to control sulfur emissions.

There can be no assurance that we will be successful in meeting any competition for any new future products or services we may acquire or develop, or that we can successfully differentiate our products and services.

EMPLOYEES

We currently have eighteen full-time and three part-time employees plus our executive officers (Mr. Doug Biles, our President and CEO, David LeMoine, Flowstar President, and Mr. Terry Mereniuk our CFO). Currently, an officer of the Company (Dr. Shemwell) has been hired on a consulting basis to complete his initial draft of a business plan for the company that, after management’s review and modification, will become the guide for the Company’s future action plan. In 2005, we hired a full-time Controller who is spending all of his time on the business of the Company and its subsidiaries, and is also working on the development of our revised business plan in addition to examining more business opportunities.

INTELLECTUAL PROPERTY

Wescorp has acquired intellectual property that is currently held by Quadra, which is the wholly-owned subsidiary of Wescorp's wholly-owned subsidiary Vasjar. Quadra’s intellectual property includes a United States patent filed by Flowray for a digital gas flow measurement and recording device.

Given the nature of our business plan, it is likely that any potential target companies will directly hold intellectual property, which may consist of patents, licenses, copyright, industrial designs, drawings or other proprietary rights to the product or service.

We expect research and development to be a significant expense item for both Flowstar and Ellycrack. Through December 31, 2006, the Company had spent approximately $427,000 on research and development for Flowstar and approximately $5,257,000 for Ellycrack.

REGULATORY

We are subject to certain regulatory matters related to the business operated by Flowstar due to the various legal and regulatory guidelines affecting the sale and service of oil and gas products in the U.S., Canada, and elsewhere. Any potential acquisition of a target company or interest in a target in the oil and gas industry will be subject to standardized safety tests and must be certified as explosion proof prior to commercialization of any product. These tests are conducted by the Underwriters Laboratory, and if in Canada, the Canadian Standards Association. Any potential product that is involved in the measurement of flows or quantities of natural gas or petroleum liquids or products will also likely be subject to certification by regulatory authorities to determine that the product accurately measures quantities in a production setting. In addition, any other potential acquisition of a target company or interest in a target in the oil and gas industry or in any related industry will be subject to the same and possibly additional rules and regulations.

RISK FACTORS

You should carefully consider each of the following risk factors and all of the other information provided in this Annual Report. The risks described below are those we currently believe may materially affect us. Our future development is and will continue to be dependent upon a number of factors. You should carefully consider the following information as well as the more detailed information concerning our Company contained elsewhere in this Annual Report.

Risk factors relating to our Company, business plan, operations and financial condition.

Expansion of our operations will require significant capital expenditures for which we may be unable to provide sufficient financing. Our need for additional capital may harm our financial condition.

We will be required to make substantial capital expenditures beyond our existing capital resources to continue our development and operational plans. Historically, we have relied, and continue to rely, on external sources of financing to meet our capital requirements to implement our corporate development and investment strategies. We have, in the past, relied upon equity and debt capital as our principal source of funding. In the event we do not achieve positive cash flow, we will need to obtain future funding through debt and equity markets or through project participation arrangements with third parties, but we cannot assure you that we will be able to obtain additional funding when it is required and whether it will be available on commercially acceptable terms. If we fail to obtain the funding that we need when it is required, we may have to forego or delay potentially valuable opportunities, which may significantly affect our financial condition and ability to effectively implement the proposed business plans.

If we are not able to successfully identify and complete acquisitions or successfully integrate any new or previous acquisitions, it could have a material adverse effect on our business.

Our business strategy includes the acquisition of technologies and businesses that complement or augment our existing products and services. Promising acquisitions are difficult to identify and complete for a number of reasons, including competition among prospective buyers, finding the right sellers to fit our needs and the need for regulatory approvals. We may not be able to identify and successfully complete transactions. Any acquisition we may complete may be made at a substantial premium over the fair value of the net assets of the acquired company. Further, we may not be able to integrate any acquired businesses successfully into our existing business, make the acquired businesses profitable, or realize anticipated cost savings or synergies, if any, from these acquisitions, which could adversely affect our business.

Moreover, we have acquired several companies or interests in companies in the recent past. As a result of these acquisitions, we recorded significant intangible assets on our balance sheet, which has a caarying value of approximately $2.7 million as of December 31, 2006, which is amortized on a straight-line basis over its useful life of approximately eight years, and is expected to expire in March 2012. We periodically assess these assets to determine any impairment. Our ability to realize the value of these assets will depend on the future cash flows of the corresponding acquired businesses. These cash flows in turn depend in part on how well we have integrated these businesses. If we are not able to realize the value of these assets, we may be required to incur material charges relating to their impairment.

We have a limited operating history and have incurred losses since we began operating. We must generate greater revenue to achieve profitability.

We commenced our current operations in 2004 and have incurred losses before and after we began our operations. Our current cash flows alone are insufficient to fund our business plan, necessitating further growth and funding for implementation. We may be unable to achieve the needed growth to obtain profitability and may fail to obtain the funding that we need when it is required. An investment in our securities is subject to all of the risks involved in a newly established business venture, including unanticipated problems, delays, expenses and other difficulties. The further development of our business plan will require substantial capital expenditures. Our future financial results will depend primarily on our ability to locate profitable assets and business opportunities, which in turn will be dependent on our ability to manage those activities profitably, on the market for our products and on general economic conditions. There can be no assurance that we will achieve or sustain profitability or positive cash flows from our operating activities.

If we are not able to protect our intellectual property, it could have a material adverse effect on our business.

Third parties may claim that we infringe their intellectual property, and we could suffer significant litigation or licensing expense as a result. Part of our current business plan is to increase our emphasis on obtaining patent and trade secret protection for significant new technologies, products, and processes because of the length of time and expense associated with bringing new products through the development process and into the marketplace. Our success depends in part on our ability to develop patentable products and obtain and enforce patent protection for our products in Canada, the United States and other countries. We currently own one U.S. patent, and we intend to file additional applications, as appropriate, for patents covering our products. Patents may not be issued for any pending or future patent applications owned by or licensed to us, and the claims allowed under any issued patents may not be sufficiently broad to protect our technology. Any issued patents owned by or licensed to us may be challenged, invalidated, or circumvented, and the rights under these patents may not provide us with competitive advantages. In addition, competitors may design around our technology or develop competing technologies. Intellectual property rights may also be unavailable or limited in some foreign countries, which could make it easier for competitors to capture increased market position. We could incur substantial costs to defend ourselves in suits brought against us or in suits in which we may assert our patent rights against others. An unfavorable outcome of any such litigation could materially adversely affect our business and results of operations.

We also rely on trade secrets and proprietary know-how with which we seek to protect our products, in part, by confidentiality agreements with our collaborators, employees, and consultants. These agreements may be breached, and we may not have adequate remedies for any breach. In addition, our trade secrets may otherwise become known or be independently developed by our competitors.

Third parties may assert claims against us to the effect that we are infringing on their intellectual property rights. We could incur substantial costs and diversion of management resources in defending these claims, which could have a material adverse effect on our business, financial condition, and results of operations. In addition, parties making these claims could secure a judgment awarding substantial damages, as well as injunctive or other equitable relief, which could effectively block our ability to make, use, sell, distribute, or market our products and services in Canada, the United States or abroad. In the event that a claim relating to intellectual property is asserted against us, or third parties not affiliated with us hold pending or issued patents that relate to our products or technology, we may seek licenses to such intellectual property or challenge those patents. However, we may be unable to obtain these licenses on commercially reasonable terms, if at all, and our challenge of the patents may be unsuccessful. Our failure to obtain the necessary licenses or other rights could prevent the sale, manufacture, or distribution of our products and, therefore, could have a material adverse effect on our business, financial condition, and results of operations.

If we default under the share purchase agreements with the former shareholders of Vasjar, we could lose our ownership of Vasjar and the intellectual property owned by Vasjar's subsidiary, Quadra.

Under our share purchase agreements with the two former shareholders of Vasjar, on each of April 1, 2005, April 1, 2006 and April 2007, we are required to deliver shares of our common stock that have been registered for resale under the Securities Act to each of the former Vasjar shareholders. If these shares have not been delivered to the former shareholders of Vasjar within 182 days after the due date (which is October 1 of each period), the former shareholders may at their option terminate their respective share purchase agreements with us, without notice or prior opportunity to cure. As of April 2, 2007, we had not delivered the Wescorp shares owed to the former Vasjar shareholders as required by April 1, 2007. If we are unable to deliver these shares, plus any penalty shares, by October 1, 2007, the former Vasjar shareholders will have the right to terminate their respective share purchase agreements with us. If the former Vasjar shareholders terminate the share purchase agreements, we would no longer own Vasjar or its subsidiary Quadra, including the intellectual property rights owned by Quadra. We intend to file a Registration Statement on Form SB-2 to register the required shares, however, if the registration statement does not become effective prior to October 1, 2007, we may lose our ownership of Vasjar and the intellectual property owned by the Vasjar’s subsidiary, Quadra.

We expect to experience rapid growth. If this happens and we are not be able to manage this growth successfully, this inability to manage the growth could adversely affect our business, financial condition, and results of operations.

Rapid growth places a significant strain on our financial, operational, and managerial resources. While we engage in strategic and operational planning to adequately manage anticipated growth, there can be no assurance that we will be able to implement and subsequently improve operations and financial systems successfully and in a timely manner to fully manage our growth. There can be no assurance that we will be able to manage our growth and any inability to successfully manage growth could materially adversely affect our business, financial condition, and results of operation.

We must continue to develop or acquire new products, adapt to rapid and significant technological change, and respond to introductions of new products in order to be competitive.

Our growth strategy includes significant investment in and expenditures for product development. We sell our products primarily in energy or energy-related industries that are characterized by rapid and significant technological changes, frequent new product and service introductions and enhancements and evolving industry standards. Without the timely introduction of new products, services and enhancements, our products and services may become technologically obsolete over time, in which case our revenue and operating results would suffer.

In addition, our competitors may adapt more quickly to new technologies and changes in customers’ requirements than we can. The products that we are currently developing, or those we will develop in the future, may not be technologically feasible, or accepted by the marketplace, and our products or technologies could become uncompetitive or obsolete.

Our success depends on the performance of our executive management and key personnel.

The success of our Company is dependent on the performance of executive management and key personnel in the areas of finance, product development, sales, and marketing. Moreover, our anticipated growth will require us to recruit and hire additional new managerial personnel. There is intense competition for qualified personnel and there can be no assurance that we will be able to attract and retain qualified personnel to execute our business plan. The failure to attract or the loss of any qualified personnel could adversely affect the success of our business for the period of time required to recruit any replacement.

The market for our products is highly competitive, and we may not be able to keep up with the development and technology advancements of our competitors.

The market for flow metering devices and heavy-oil upgrading technology is expected to remain highly competitive. While we believe our products are unique and have adequate patent protection for the underlying technologies, there can be no assurance that competitors will not emerge in the near to medium term with comparable products or technologies. There are several large companies involved in gas flow metering and heavy oil upgrading technology with larger more established sales and marketing organizations, technical staff and financial resources. We intend to establish marketing and distribution partnerships or alliances with several of these companies but there can be no assurance that such alliances will be formed.

We primarily sell products and services to companies in energy or energy-related industries, which tend to be extremely cyclical; downturns in those industries would adversely affect our results of operations.

The growth and profitability of our business depends primarily on sales to energy and energy-related industries that are subject to cyclical downturns. Slowdowns in these industries would adversely affect sales by our businesses, which in turn would adversely affect our revenues and results of operations. In particular, our products are primarily sold into the oil and gas industry that historically has realized significant shifts in activity and spending due to fluctuations in commodity prices. Our revenues are primarily dependant upon spending by oil and gas producers, therefore a reduction in spending by producers can have a materially adverse effect on our business, financial conditions, and results of operations.

The industries in which we primarily sell our products are heavily regulated and costs associated with such regulation could reduce our profitability.

Federal, state, and local authorities extensively regulate the oil and gas industry, which is the primary industry in which we sell our products. Legislation and regulations affecting the industry are under constant review for amendment or expansion. State and local authorities regulate various aspects of oil and gas drilling and production activities that ultimately affect how customers use our products and how we develop and market our products. The overall regulatory burden on the industry increases the cost of doing business, which, in turn, decreases profitability.

Our international sales are also subject to rules and regulations promulgated by regulatory bodies within foreign jurisdictions, and there can be no assurance that such foreign regulatory bodies will not adopt laws or regulatory requirements that could adversely affect our Company.

As a multinational corporation, we are exposed to fluctuations in currency exchange rates, which could adversely affect our cash flows and results of operations.

Our current reporting currency is the United States dollar; however, the functional currency for our subsidiary, Flowstar, is the Canadian dollar. We do not use derivative instruments to mitigate the effects of foreign exchange changes between the recording date of accounts receivable and accounts payable denominated in Canadian dollars and the settlement date of those transactions. These transactions are short-term in nature and therefore the effect of the foreign exchange changes has not been significant in the past. We can not predict, however, if foreign exchange rate fluctuations could have a more significant impact on our financial condition in the future.

In addition, we currently intend to continue expanding our presence in international markets. International revenues are subject to the risk that fluctuations in exchange rates could adversely affect product demand and the profitability in U.S. dollars of products and services provided by us in international markets, where payment for our products and services is made in the local currency. In addition, reported sales made in non-U.S. currencies, when translated into U.S. dollars for financial reporting purposes, will fluctuate due to exchange rate movement. Should our international sales grow, exposure to fluctuations in currency exchange rates could have a larger effect on our financial results.

We could face significant liabilities in connection with our technology and business operations, which if incurred beyond any insurance limits, would adversely affect our business and financial condition.

We are subject to a variety of potential liabilities connected to our technology development and business operations, such as potential liabilities related to environmental risks. Although we have obtained insurance against certain of these risks, no assurance can be given that such insurance will be adequate to cover related liabilities or will be available in the future or, if available, that premiums will be commercially justifiable. If we were to incur any substantial liability and related damages were not covered by our insurance or exceeded policy limits, or if we were to incur such liability at a time when we are not able to obtain liability insurance, our business, financial conditions and results of operations could be materially adversely affected.

Information in this document regarding our future plans reflects our current intent and is subject to change.

We describe our current business plans and strategies in this document. Whether we ultimately implement our plans will depend on availability and cost of capital; acquisition of additional products and technologies; integration of purchased products and technologies into our business; and key personnel. You should understand that our plans regarding our business might change.

Risks related to our common stock.

Our common stock is illiquid, so investors may not be able to sell any significant number of shares of our stock at prevailing market prices.

The average daily trading volume of our common stock was approximately 123,000 shares per day over the 90-day period ended December 31, 2006. If limited trading in our stock continues, it may be difficult for investors to sell their shares in the public market at any given time at prevailing prices.

Sales of a substantial number of shares in the Stockholders Offering may result in significant downward pressure on the price of our common stock and could affect the ability of our stockholders to realize the current trading price of our common stock.

As of December 31, 2006, approximately 14,355,000 shares of common stock that are currently outstanding are considered “restricted securities” as that term is defined under the Securities Act of 1933, as amended, or the Securities Act. Though not currently registered, these restricted securities may be sold in the future, in compliance with Rule 144 promulgated under the Securities Act or pursuant to a future registration statement. Rule 144 provides that a person holding restricted securities for a period of one year or more may sell those securities in accordance with the volume limitations and other conditions of the rule. Sales made pursuant to Rule 144 or 144(k), or pursuant to a registration statement filed under the Securities Act, could result in significant downward pressure on the market price for our common stock.

Our Board of Directors can cause us to issue preferred stock with rights that are preferential to, and could cause a decrease in the value of, our common stock.

Our Board of Directors may issue up to 50 million shares of preferred stock without action by our stockholders. Rights or preferences could include, among other things:

  The establishment of dividends which must be paid prior to declaring or paying dividends or other distributions to our common stockholders;
  Greater or preferential liquidation rights which could negatively affect the rights of common stockholders; and
  The right to convert the preferred stock at a rate or price which would have a dilutive effect on the outstanding shares of common stock.

In addition, any preferred stock that is issued may have rights, including as to dividends, liquidation preferences and voting, that are superior to those of holders of common stock.

Our common stock is subject to penny stock regulation.

Our common stock is subject to additional disclosure requirements for penny stocks mandated by the Penny Stock Reform Act of 1990. The SEC regulations generally define a penny stock to be an equity security that is not traded on the NASDAQ Stock Market and has a market price of less than $5.00 per share. Depending upon our stock price, we may be included within the SEC Rule 3a51-1 definition of a penny stock and have our common stock considered to be a “penny stock,” with trading of our common stock covered by Rule 15g-9 promulgated under the Securities Exchange Act of 1934, as amended. Under this rule, broker-dealers who recommend such securities to persons other than established customers and accredited investors must make a special written disclosure to, and suitability determination for, the purchaser and receive the purchaser’s written agreement to a transaction prior to a sale. The regulations on penny stocks limit the ability of broker-dealers to sell our common stock and thus may also limit the ability of purchasers of our common stock to sell their securities in the secondary market. Our common stock will not be considered a “penny stock” if our net tangible assets exceed $2,000,000 or our average revenue is at least $6,000,000 for the previous three years.

We have not anticipated and do not anticipate paying dividends on our common stock.

We have not paid any cash dividends to date with respect to our common stock. We do not anticipate paying dividends on our common stock in the foreseeable future since we will use all of our earnings, if any, to finance expansion of our operations. We are authorized to issue preferred stock, however, and may in the future pay dividends on our preferred stock that may be issued.

ITEM 2. DESCRIPTION OF PROPERTY

Principal Business Offices

Our offices are located at 8711 – 50th Avenue, Edmonton, Alberta, Canada T6E 5H4 and 770 - 435 - 4th Avenue SW, Calgary, Alberta, Canada T2P 3A8. In our Edmonton office, we occupy approximately 9,407 square feet of office space on a month-to-month basis at a monthly rent of CAD $7,275 (approximately $6,240). The Calgary office consists of 2,204 square feet on a term expiring June 30, 2011 at a monthly rent of CAD $6,081 (approximately $5,220). As we proceed with the further implementation of our business plan, we will likely relocate to larger premises under a commercial lease arrangement.

The Company also has an office in Houston, occupying approximately 200 square feet of office space. This lease is for $800 per month on a month-to-month basis.

Plant and equipment consists primarily of assets required to operate the business of Flowstar. These assets include automotive equipment, office equipment, tools, furniture and fixtures, leasehold improvements and computer hardware and software. These assets are in sufficient condition for the purposes for which they are used. We only have computer hardware and software required for the operation of our offices.

ITEM 3. LEGAL PROCEEDINGS

There was an action brought by Mark Baum against Wescorp (Baum v. Wescorp Energy Inc., f/k/a CTI Diversified Holdings, Inc., case number 50T 181 00033 04 - American Arbitration Association, International Centre for Dispute Resolution). The case was commenced January 15, 2004 and the hearing thereon was held in October 2004. The claim was for $300,000 plus attorney’s fees and costs. Principal parties were Baum and Wescorp. Baum’s claim was based on a purported agreement whereby he or an affiliate were to provide various services to Wescorp for payments of $6,000 per month in Wescorp stock payable six months in advance. The Company was successful in its arbitration hearings with Mr. Baum and was awarded $42,471 plus court costs. Mr. Baum appealed the judgment. The final determination of the case at this time is not certain, nor is it certain when the Company will receive the court award and costs (if any). Management has relied on professional advice that has recommended that the matter not be pursued any further due to economic reasons.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No stockholders meetings were held in 2006.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

On December 29, 2000, our common shares began trading on the NASD Over-the~~-~~Counter Bulletin Board (“OTCBB”) under the symbol UNQB. In March 2001, our trading symbol changed to CDHI as a result of our corporate name change to CTI Diversified Holdings, Inc. Effective December 22, 2003, our trading symbol changed to “WSCE” when we adopted the name “Wescorp Energy Inc.”. The following table sets forth the high and low bid prices for our common stock as reported by the OTCBB for each of the fiscal quarters in 2005 and 2006.

	OTCBB
	High (1)	Low(1)	Close(1)	Volume
2005
First Quarter	$1.40	$0.99	$1.07	12,188,788
Second Quarter	$1.12	$0.60	$0.78	5,277,500
Third Quarter	$1.09	$0.52	$0.95	11,296,000
Fourth Quarter	$1.25	$0.70	$0.78	6,887,800,
2006
First Quarter	$1.13	$0.65	$0.68	10,963,785
Second Quarter	$0.75	$0.38	$0.50	11,293,526
Third Quarter	$0.66	$0.40	$0.58	6,843,709
Fourth Quarter	$0.60	$0.39	$0.44	7,248,875

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

At March 15, 2007, there were 52,716,289 common shares outstanding. At March 15, 2007, there were approximately 1,600 holders of record of our common stock

We have not distributed any dividends on our common stock and although not an established policy, we do not intend to do so in the foreseeable future. Our Board of Directors will determine any future dividend policy in light of conditions then existing, taking into consideration our earnings, financial condition and capital requirements. There can be no assurance that we will pay dividends in the future, or if we do so, the amount or frequency thereof.

Recent Sales of Unregistered Securities

All sales of unregistered securities for the last three fiscal years have previously been disclosed on Form 8-K and/or Form 10-QSB.

On December 14, 2006, we closed a private offering under Regulation D of the Securities Act pursuant to which we sold 7,944,150 units of unregistered common stock, for $0.50 per unit, for total proceeds of $3,972,075. Each unit consists of one share of common stock and one common stock warrant. One warrant entitles the holder to purchase one additional common share at a price of $0.75 per share at any time until the close of business on December 14, 2008. After six months from the date of issue, the warrants shall be deemed exercised, in accordance with their terms, if at any time prior to their expiry the weighted average trading price of the Company's common shares as traded on the NASD OTC Bulletin Board for the previous ten (10) trading days is at least $1.50 per share. In the event that the aggregate exercise price for the warrants is not tendered to the Company within 30 days of their deemed exercise, at the option of the Company, such warrants will be deemed cancelled. The Company agreed to file a registration statement within 45 days after the final closing in order to register for resale both the shares and the shares issuable upon exercise of the warrants. The Company was unable to comply with the requirement to file the registration statement within the required time frame and has incurred a 10% penalty with respect to this registration. We intend to file a Registration Statement on Form SB-2 during the second quarter of 2007. In conjunction with this private placement, the Company paid a 10% commission in the form of 796,274 units that have the same terms and conditions as the private placement. All of the foregoing Units were issued either to non-U.S. residents or companies outside the United States in reliance upon the exemption from registration under Regulation S of the Securities Act, or to “accredited investors” as defined in Rule 501 of the Securities Act in reliance upon an exemption from registration under Regulation D of the Securities Act.

During the year ended December 31, 2006, the Company issued 2,833,894 shares of common stock for total proceeds of $991,863. These shares were issued on the exercise of warrants at an exercise price of $0.35 per share. The warrants were issued as part of a private placement dated December 17, 2003 to accredited investors outside the United States in reliance upon an exemption from registration under Regulation S of the Securities Act of 1933, as amended (See Form 8-K filed December 18, 2003).

During the year ended December 31, 2006, the Company issued 1,500,000 shares of common stock for total proceeds of $225,000 on the exercise of warrants at an exercise price of $0.15 per share pursuant to a loan agreement with a Company director dated January 28, 2003 (See Form 8-K filed April 23, 2003). The shares were issued to accredited investors outside the United States in reliance upon an exemption from registration under Regulation S of the Securities Act of 1933, as amended, and Section 4(2) of the Securities Act.

During the year ended December 31, 2006, the Company issued 612,500 shares of common stock for total proceeds of $328,463. These shares were issued for directors’ fees at values ranging from $0.60 to $0.678 per share and for consulting fees at values ranging from $0.501 to $0.54 per share. The shares were issued to the directors and consultants as private transactions under Section 4(2) of the Securities Act.

On November 22, 2006, in connection with an agreement with Mr. Jack Huber, described in detail under Item 8B below, the Company issued 1,000,000 shares of common stock to settle an outstanding liability which arose as a result of the requirements in Tranche 2, Stage One of the Vasjar purchase agreements. The shares were issued to a single non-U.S. resident, who is also an accredited investor, in reliance upon the exemption from registration under Regulation S of the Securities Act as a private transaction under Section 4(2) of the Securities Act.

Unless otherwise indicated, no commissions were paid for these transactions.

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this Report on Form 10-KSB. This discussion contains forward-looking statements reflecting our current expectations and estimates and assumptions concerning events and financial trends that may affect our future operating results or financial position. Actual results and the timing of events may differ materially from those contained in these forward-looking statements due to a number of factors, including those discussed in the section entitled “Forward-Looking Statements” set forth above.

Wescorp Energy Inc. is referred to herein as “we”, “us”, “our”, “Wescorp”, “the Company” or “our Company”.

Overview

We are an energy services and engineering company committed to acquiring, developing, and commercializing technologies that are designed to improve the management, environmental, and economic performance of field operations for energy producers. To this end, our primary business strategy is to acquire, fund, and develop new systems and technologies in our field through investments in companies or products for which early stage product development has been completed. We prefer investments for which we can control the intellectual property of technologies that have emerged from research and initial development and are essentially market-ready. We also acquire companies with one or more technology products being developed that can benefit from the financial, technical, and business development experience of our management to bring those products to market in a meaningful manner after they have been fully developed. Among other strategies, we may attempt to license or form third-party commercial partnerships based on these acquired technologies. In short, our goal is to generate enhanced capital appreciation for our shareholders by continuing to acquire, develop, and commercialize timely effective product solutions for energy-related applications.

Our goal is to generate enhanced capital appreciation for our shareholders by continuing to acquire, develop, and commercialize timely effective product solutions or strategic investment opportunities that generate real returns with above-average cash flow, and margins. To this end, we currently operate through our three Strategic Business Units, or SBUs, including (i) our subsidiary, Flowstar; (ii) our joint venture with Ellycrack; and (iii) our investment in a Canadian tar sands exploration company.

Company Background

Prior to 2004, we had not generated any revenues from products, services, or operations since the inception of our company. In 2004, 2005, and 2006, the Company recorded revenue from the acquired operating businesses of Flowstar, Flowray, and their affiliated companies. As such, we are including herein a discussion of our updated plan of operation for the next 12 months for our updated business plan. In addition, we are also including some additional summary analysis and information regarding our financial condition, liquidity and capital resources.

Currently our sole source of revenue is from our subsidiary Flowstar Technologies Inc. which produces advanced natural gas and gas liquids measurement devices based on a proprietary Digital Chart Recorder (DCR) and advanced turbine measurement technology. Flowstar DCR-based devices are self-contained, energy-efficient flow computers with turndown ratio of 40:1 or more for more precise flow measurements and volume calculations that are installed directly to the well-head. Currently these products carry a one year warranty and have no right of return. There is no price protection plan in place. During the year ended December 31, 2006, Flowstar sold 28% more DCR units than the year ended December 31, 2005, while the average selling price dropped approximately 10%.

Plan of Operation for the Next Twelve Months

With the strong sales growth being generated by our Flowstar product line in 2006, management is hoping the Flowstar division will become profitable by the end of 2007. However, with “profitability” comes the need to finance increasing inventory levels and accounts receivable balances. Therefore, it is anticipated that the Flowstar division will only become cash flow positive in the 2008 fiscal year. We believe that the increase in sales we realized in Flowstar sales during 2006 over 2005 is an indication that we will continue to experience strong growth that management hopes will result in operating profits in the 2007 fiscal year for the Flowstar division.

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

Over the next several months, the leadership team will finalize a plan of action to enhance the current manufacturing process, and implement the distribution of the DCR technology throughout the United States market. During the second quarter, we engaged two consultants to assist in planning this expansion. The initial element of this plan was the appointment of Dr. Scott Shemwell to oversee the expansion into the U.S. market. Dr. Shemwell along with Dave LeMoine will be responsible for establishing a sales and technical support infrastructure within each state or region being targeted for DCR sales. That infrastructure is expected to be based on having a direct sales force distribute DCR technology within defined territories and by contracting qualifying third-parties for technical support.

In 2006, Flowstar continued to enhance the delivery of its Gas Flow Management Solutions by improving client relationships and identifying new markets through a strategic sales approach. Flowstar is achieving improved client relationships through the use of an on-demand Customer Relationship Management (CRM) system provided by a proven CRM industry leader. This CRM system delivers some very innovative technology and makes it quite easy to share and manage business information, sales processes, and customer strategies, as well as products and services life cycles. Using this product in conjunction with a proven sales approach enables Flowstar to drive sales productivity, increase visibility, and expand revenues.

This CRM system combines award-winning functionality, proven integration, point-and-click customization, global capabilities, and an excellent user interface. It also allows the customization of internal reports which has contributed to processes for timely customer reviews that have increased client retention and enhanced client relationships, resulting in increased repeatable business. This application, along with another specific oil and gas industry application, has redefined Flowstar’s consultative sales approach.

Through the use of the CRM system’s partnership relationship management features we are aware that many of our customers in the oil and gas industry have subcontracted many of their functions to third parties. By defining and integrating these account relationships we have benefited through the improved visibility of the entire direct and indirect sales channel pipelines. This detailed analytical reporting allows Flowstar, at every level, to gain relevant insight and analysis.

Through improved processes for case management of service and support, Flowstar has strengthened its service network, technical product support, field support, and order processing. With real-time reporting, calculations, and dashboards, Flowstar can optimize performance, decision making, and resource allocation.

As part of our business development efforts, Flowstar continues to be deeply involved with industry organizations and in particular those focused on the upstream measurement market. Our Flowstar Technologies Inc. division is an active member of the Industry Measurement Group (“IMG”); a non-profit organization comprised of corporations with a common interest in issues affecting measurement within the petroleum industry. Included within IMG are measurement specialists, operating companies, service providers, regulators, production accountants, and consultants among others. Flowstar continues to expand its industry related expertise and is now an active member of the Petroleum Technology Alliance Canada (PTAC). PTAC is a not-for-profit association that facilitates collaborative research and technology development to improve the financial, environmental and safety performance of the Canadian upstream conventional oil and gas industry.

In March 2006, Flowstar participated in a trade event hosted by the Canadian School of Hydrocarbon Measurement (“CSHM”), which focused on hydrocarbon measurement accounting compliance. We also participated in the Instrumentation, Systems, and Automation Society (“ISA”) technical conference held in Edmonton in April 2006.

To expand on our U.S. strategies, in November 2006 Flowstar participated in the ISA technical conference in Houston, Texas. ISA is a US-based organization setting global standards for and certifying professionals involved in the industrial automation industry.

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

In addition to participating in focused industry events, we also commissioned Colorado Engineering Experiment Station Inc. (“CEESI”), to test, quantify, and provide reference data on the performance of our DCR technology in a variety of wet-gas field conditions. These comprehensive test results were presented to both the Alberta Energy Utilities Board (“AEUB”) and the British Columbia Oil and Gas Commission (“BCOGC”), resulting in policy approval and compliance. These results further demonstrate Flowstar’s ability to bring leading edge technology to our industry. Our test results have been presented in client specific applications, providing them with an opportunity to reduce capital expenditures, increase accuracy, and improve their well completions. Based on customer feedback, we expect sales of DCR technology for wet-gas applications to increase considerably as supported by the reference data produced by CEESI.

In the fourth quarter of 2006, Flowstar partnered with an existing customer, an Energy Trust company to define and document the economic value of the Flowstar solution. The study quantitatively assessed the benefits from Wescorp's natural gas and gas liquids measuring devices in low-pressure, low-flow coal bed methane (‘CBM”) wells. According to the study's authors, the Flowstar solution significantly increased the economic value of those wells using the Flowstar solution.

Wells in the Clive Field typically have an average depth of 400 - 500 meters with approximately a 35-year life cycle. The study compared the performance of ninety (90) CBM wells monitored by Flowstar DCR’s, with the performance of thirty (30) wells monitored by orifice plate monitors.

According to the study, the operator observed that:

  Orifice plate meters are consistently out of tolerance by a minimum of 5% or more.
  By using the Flowstar solution, the volume of gas throughput increased by over 100%, because back pressure from the turbine unit is virtually nonexistent, as compared to, constricting type measurement devices that actually degrade production in low-pressure, low-flow CBM wells.
  Back office accounting functions must reconcile the books at the end of the month for the orifice plate measuring devices, whereas the Flowstar meters are accurate and require no adjustments, thus saving valuable staff time and resources.
  Once the data was collected using DCR's use of SD/MMC cards, it only took 20 minutes to complete weekly production data from the 90 Flowstar wells. On the other hand, collecting the mechanical charts from the 30 non-Flowstar wells took 6 hours to input the gathered data into the production application. Flowstar technology increased field tech productivity, allowing them to complete other tasks.

For the Ellycrack heavy oil upgrading process, Wescorp aims to automate the test rig and then run extended trials at a Canadian research facility.

In June 2006, we entered into an agreement with Ellycrack AS allowing the joint-venture to borrow the VISCOSITOR test-rig from the SINTEF facilities in Norway and ship it to Canada. The unit has arrived in Canada and is currently being reassembled so that it is equipped with a skid and minor changes to comply with Canadian safety and environmental standards prior to being shipped to the test facility. With the test-rig at our facilities in Canada, we will make all necessary modifications to it to undertake a continuous test program to define those operating parameters as a substitute to fabricating a pre-commercial pilot-plant for such a purpose. Once those parameters are established it will allow us to modify the original engineering and design plans as necessary to produce a fully commercial package for the technology.

In October 2006, the Company entered into an agreement with a Canadian research and development organization to provide facilities and other resources necessary to test the Ellycrack pilot plant under long term usage. These tests are necessary in order to determine the potential commercial feasibility of this process and what, if any, modifications will be required to the design of a commercially viable plant. Under the terms of this agreement, the Company is required to pay a minimum fee of CAD $18,500 per month (approximately $15,900) commencing April 2007 for the provision of technical and research assistance and related services as well as facility rental for a period of twenty-four months. Upon signing the agreement, the Company paid a deposit in the amount of CAD $180,000 (approximately $154,800).

The Company has been approved to receive a grant administered by a Canadian Federal government agency. Under the terms of the agreement, the Company may receive up to CAD $290,000 (approximately $249,400) for costs incurred and paid in direct performance of testing of the pilot plant as described above.

To date, our operations have been funded by revenues from our Flowstar operations, and a combination of short-term debt and equity financing. Currently, cash on hand and collection of trade accounts receivable are our only sources of liquidity. In the event that we do not achieve positive cash flow from operations early in 2007, we will be relying on debt and equity financings to provide our Company with sufficient capital to continue our development and operational plans. We may also liquidate all or part of our investment in Oilsands Quest Inc. shares to raise additional capital. There can be no assurance that the growth we have been experiencing will continue, which would have a significant affect on the financial condition of our Company and our ability to effectively implement the proposed business plan for Flowstar and Ellycrack.

Although we do not have any lending arrangements in place with banking or financial institutions, we intend to secure conventional bank financing for Flowstar once we redeem or effect the conversion of all of the outstanding convertible debentures to equity as noted herein.

We are also currently in the process of arranging financing for our 2007 operations and investment plan. As part of our overall investment objectives we intend to acquire and develop one or more technologies in 2007. We hope that any potential acquisitions will contribute to our revenue and cash flow streams immediately after the acquisition. Our total anticipated funding requirement through to the end of 2007 is estimated to be approximately $15 million.

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

Over the next 12 months, we also plan to closely monitor and implement solutions to successfully manage our proposed future growth. This will include:

1.

Retaining key management and employees with an emphasis on providing proper training and ongoing professional development to assist us in staying current with the latest advancements and developments that affect our target markets and industries.

2.	Identifying further potential markets for our current products and those under development to obtain additional revenue that generates enhanced profits, positive cash flows and shareholder value.

3.	Identifying and acquiring additional business opportunities that further enhance revenue, profitability, cash flow, and shareholder value within highly-leveraged high growth energy-related markets.

4.	Maintain adequate financial resources.

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

Wescorp’s current corporate employee count has increased with the recent hiring of an additional salesman for Flowstar in the Calgary office and now stands at twenty-four (24). Additionally, there may be services that Wescorp will contract out for, given the specialized nature of the business of Flowstar. With the change in our business plan, we anticipate that any change in capital assets, research and development and employees would be subject to change in any targeted operating business that we may acquire, including that of Flowstar and Ellycrack.

With the change in our business plan, we anticipate that any change in capital assets, research and development and employees would be subject to change in any targeted operating business that we may acquire, including that of Flowstar and Ellycrack.

Summary Financial Information – Fiscal Years 2004 – 2006

The following table sets forth selected financial data of the Company for the periods indicated. The selected financial data for the years ended December 31, 2004, 2005, and 2006. The 2004, 2005, and 2006 results have been derived from the Company’s audited consolidated financial statements, which appear elsewhere in this Annual Report. The following unaudited summary financial information, in the opinion of management, has been prepared on the same basis as the audited financial statements and contains all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial condition and results of operations for such periods. The table sets forth, in U.S. dollars, the selected financial data as prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”).

The results for the periods presented are not necessarily indicative of the results that may be expected for any future period. The financial data should be read in conjunction with the Financial Statements of the Company and Notes thereto included elsewhere in our Form 10-KSB.

	Year ended December 31,
Statement of Operations	2006	2005	2004
Revenue	$3,184,461	$2,323,589	$1,228,531
Operating expenses	5,529,042	5,465,699	4,010,448
Loss from operations	(4,045,131)	(4,391,241)	(3,524,244)
Net loss for the year	(4,371,642)	(4,553,118)	(3,976,610)
Weighted average shares	42,278,906	36,606,310	32,601,255
Outstanding
Loss from operations per share	$(0.10)	$(0.12)	$(0.11)
Net loss per share	$(0.10)	$(0.12)	$(0.12)

Balance Sheet	2006	2005	2004
Total assets	$8,482,960	$8,505,695	$5,986,777
Current liabilities	5,225,358	5,457,873	3,204,843
Long term liabilities	76,129	510,400	851,572
Total stockholders equity	3,181,473	2,537,422	1,930,362

Results from Operations – 2006 Compared to 2005

Revenues

Revenues increased by $860,872, or 37%, to $3,184,461 for the year ended December 31, 2006 from $2,323,589 for the year ended December 31, 2005. This occurred even though natural gas drilling activity in the last six months of 2006 decreased in comparison to the same period in 2005. The increase in revenue can be attributed to a few specific strategies. First, the proven and documented economic value of the Flowstar gas measurement solution has resulted in a higher level of market acceptance. Second, Flowstar offers a complete gas measurement package which has allowed customers to reduce the time and amount of resources required for installations. Third, Flowstar has improved its sales coverage model by increasing the number of direct sales professionals. As a result Flowstar has enhanced customer relations which have helped us to identify markets where the DCR technology has advantages over competing products or technologies. All of the above factors have helped in gaining repeatable business.

Cost of Sales

As a percentage of revenues, 2006 cost of sales decreased to 53.4% versus 53.8% for the year ended December 31, 2005. This improvement is directly attributable to more favorable exchange rates used in purchasing inventory from U.S. suppliers by Flowstar. In addition, the effectiveness of internal controls implemented in 2006 has improved the Company’s ability to track inventory in its accounting records.

Expenses

Operating expenses for the year ended December 31, 2006 show an increase of $63,343 over 2005. Expansion of our Ellycrack and Flowstar operations were the principal reasons for this increase. The largest increases in our operating expenses were in consulting fees and wages and benefits as explained below.

Additional staff has been hired to fill the management positions of Project Manager for the Ellycrack pilot plant, and Corporate Controller, positions which did not exist at March 31, 2005. In the fourth quarter of 2006, Mr. Dave LeMoine was hired as Executive Vice President of Sales and Marketing for both Wescorp and Flowstar and President of Flowstar In addition, the Company’s Chief Financial Officer is now being paid as an employee as opposed to a consultant in the first six months of 2005. To improve sales coverage, two additional sales representatives were hired by Flowstar in the third quarter of 2005 and an additional sales representative was hired in 2006. An additional shop technician was hired by Flowstar in the fourth quarter of 2005 and two additional shop technicians were hired in 2006. In addition cost of living and merit increases were necessary in order to retain valued employees. Although a Vice-President of Investor Relations and Communications was hired late in the second quarter of 2005, this position was eliminated in the third quarter of 2006. As a result, wages and benefits were $1,534,113 during the year ended December 31, 2006 versus $961,757 during the year ended December 31, 2005, an increase of $572,356.

Consulting fees incurred in the current year in the amount of $1,180,951 were $545,074 higher than the $635,877 incurred in 2005. Although many consulting contracts which existed in 2005 were not renewed, additional consulting agreements were entered into during the last quarter of 2005 and in 2006, which exceeded the cost of those contracts that existed in the same period of 2005. The new contracts included the hiring of a consultant to assist in developing a marketing strategy that can be applied to current products being sold as well as potential new products that may be marketed by existing businesses or future business acquisitions. We also hired consultants to assist with developing a business strategy which would allow Wescorp to enter the flow measurement market in the U.S. Additional consulting fees were also paid to help assess the viability of potential business acquisition candidates, to provide assistance with the Ellycrack project, and to assist Flowstar in its sales, marketing and investor relations efforts going forward.

Advertising and investor relations expenses rose by $103,027 to $295,212 for the year ended December 31, 2006 versus the $192,185 reported for the year ended December 31, 2005. This increase is the direct result of issuing warrants in the second and fourth quarters of 2006 valued at $118,400 in aggregate to various consultants to assist with investor relations. To offset this increase minor savings were achieved in the area of advertising and investor relations by having the investor relations functions performed internally by an employee instead of contracting out these services. These services were provided internally for the first nine months of 2006 and for the last half of 2005.

Office expenses for the year ended December 31, 2006 were $392,087 compared to $293,878 for the year ended December 31, 2005. The increase of $98,209 is a direct result of the expansion of the Flowstar and Ellycrack operations. Similarly, the increase in travel expenses of $87,399 to $285,939 during the year ended December 31, 2006 versus the $198,540 for the year ended December 31, 2005 were directly related to the increased activity in the Ellycrack project and additional marketing of both Wescorp and Flowstar in international markets.

Depreciation expense for year ended December 31, 2006 was $100,436 versus $61,507 for the year ended December 31, 2005, an increase of $38,929. This increase was due to assets acquired during the current year to support the expanded Flowstar operations. Further, the increase in our asset base contributed to an increase in commercial insurance premiums of $17,529 for the year ended December 31, 2006 compared to the year ended December 31, 2005.

The above increases were offset by the reduction of $822,706 in stock-based compensation. In the last quarter of the year ended December 31, 2005, the Company implemented a new compensation package for the Chief Executive Officer which included stock options. Under the provisions of this package, 2,326,881 options to purchase common shares vested in the fourth quarter of 2005. This resulted in stock-based compensation of $1,002,300 being incurred during the year ended December 31, 2005. During the year ended December 31, 2006, a new compensation package was implemented for the Executive Vice-President of Sales and Marketing for both Wescorp and Flowstar and the President of Flowstar. Under the provisions of the two compensation packages, only 526,390 options to purchase common shares vested during the year ended December 31, 2006, which resulted in a cost of $179,594 being recorded for stock-based compensation in the year.

To account for the issuance of the convertible debentures in the year ended December 31, 2005, $207,000 in beneficial conversion interest was charged to operations. No costs related to beneficial conversion interest were incurred in the year ended December 31, 2006 as no new convertible debentures were issued.

We incurred interest, finance and bank charges of $77,505 during the year ended December 31, 2006 compared to $204,729 for the year ended December 31, 2005. Most of this decrease of $127,224 can be attributed to a finder’s fee of $192,468 incurred during 2005 in relation to an agreement that allowed the Company to settle a related party note payable for a fixed number of common shares. In the year ended December 31, 2006, the Company incurred $40,988 in fees from a firm engaged to seek out and evaluate various financing solutions unrelated to the private placement completed on December 14, 2006. An additional $21,370 in interest was incurred on the loan from AHC Holdings Inc. which did not exist in 2005.

The initial engineering and design of the Ellycrack pilot project started in the third quarter of 2005 and was completed in February 2006. As a result, costs of $265,563 were incurred during the year ended December 31, 2006 compared to the $399,967 in costs incurred during the year ended December 31, 2005.

Legal and accounting costs for the year ended December 31, 2006 were $290,633, which was a decrease of $55,535 compared to the corresponding period of 2005. The 2005 figures for legal and accounting were adversely affected by compensating a former legal service provider in the form of shares under the terms of a credit accommodation, legal fees incurred to defend the Baum litigation, as well as legal and other professional fees related to the private placement of the debentures incurred in the first quarter of 2005. The reductions of not having these same costs in 2006 were offset by increased compliance costs with respect to the requirements for the year end audit as well as the reviews of the quarterly financial statements. Additional costs were also incurred for legal fees with respect to the private placement completed in December 2006 and for due diligence work undertaken with respect to potential business acquisitions.

During the year ended December 31, 2006, Flowstar commissioned Colorado Engineering Experiment Station Inc. (CEESI) to undertake tests in response to customer and regulator requests for reference data to quantify DCR technology performance in a variety of wet-gas field conditions at a cost of $25,781. An additional $5,979 was spent in 2006 to investigate the potential of a technology that may be acquired by the Company. In 2005, the Company incurred patent costs in the amount of $59,624 related to the Ellycrack project and $5,571 in costs to develop its wireless communications for the DCR units. As a result, research and development expenses decreased by $33,352 in the current year compared to 2005.

We incurred interest expenses of $184,332 on the convertible debentures during the year ended December 31, 2006 compared to $194,459 incurred during the year ended December 31, 2005. This decrease of $10,127 is a direct result of having repaid $77,000 of the debentures in January of 2006, $39,300 in the third quarter of 2006, and an additional $165,769 in December 2006. In addition, holders of $1,180,250 in debentures had their investments redirected to units of the private placement offering that closed in December 2006. The 2005 figures only include interest from the date of the original investment in the debentures.

In order to strengthen the Board of Directors the Company decided to compensate outside directors in the form of shares. During the year ended December 31, 2006, the Company issued 100,000 shares to outside directors which were valued at $53,322. This compares favorably to the 50,000 shares issued in 2005, valued at $55,998, due to the decreased trading price of Wescorp shares at the time the shares were allocated.

Other Income and Expenses

For the year ended December 31, 2006, other expenses have increased by $164,634 from the same period during 2005.

A large portion of the 2006 expense was directly attributable to the increase in the penalty for the late delivery of Stage 2 shares to the former shareholders of Vasjar. On April 1, 2006, we were not able to deliver free-trading shares called for under Stage 2 of the agreement to acquire Vasjar, and thus we were required to pay the Vasjar shareholders an additional 80,000 Wescorp common shares for each month that the shares are not delivered. This has resulted in an accrual of $316,800 being recorded for the year ended December 31, 2006, which reflects the increase in shares needed to be delivered and the closing trading price of Wescorp shares as at December 31, 2006. The financial statements for the same period in 2005 reflect the requirements for late delivery of shares as stipulated by Stage 1 of the agreement to acquire Vasjar at the closing trading price of Wescorp shares as of September 30, 2005 at a value of $233,280. Although the shares were trading at a higher value in 2005, the requirement to issue more shares under Stage 2 versus Stage 1 resulted in higher costs charged to operations during the year ended December 31, 2006 compared to the same period in 2005.

In addition, other expenses for 2006 include a foreign currency translation loss of $11,084 versus a foreign currency translation gain of $68,575 in 2005. The current year loss is largely attributable to the timing of the settlement of balances denominated in Canadian dollars at amounts higher than what they were originally incurred. The fact that the Canadian dollar rose through much of the year before falling back at year end to nearly the same rate that it was at on December 31, 2005 also contributed to the foreign exchange loss experienced in 2006. The foreign currency translation gain recorded in 2005 is mostly due to the timing of the settlement of a related party note payable which was denominated in Canadian dollars. In addition, the investment in Synenco, which is denominated in Canadian dollars, was positively impacted by the strengthening of the Canadian dollar and thus positively impacted the foreign currency translation gain in 2005.

Net Loss

The decrease in the net loss for the year ended December 31, 2006 to $4,371,642 compared to a net loss of $4,553,118 for the same period during 2005 is due to the net effect of the increase in gross profit of $409,453 offset by an overall increase of $63,343 in operating expenses and $164,634 in other expenses as explained above.

Liquidity and Capital Resources – 2006 Compared to 2005

From inception, we have been dependent on investment capital from our shareholders and debt financing as our primary sources of liquidity. Prior to our acquisition of Flowstar in 2004 we had not generated any revenue or income from our operations. To December 31, 2006, we have generated revenues from operations of $6,736,581 (comprised of

$3,184,461 for 2006, $2,323,589 for 2005 and $1,228,531 for 2004). We had an accumulated deficit at December 31, 2006 of $19,700,395.

Our cash position at December 31, 2006 decreased to $499,233 from the $580,430 balance we had at December 31, 2005.

We used cash in operations of $3,359,046 in 2006 compared to $2,029,716 during 2005. Most of this amount relates to the operating loss adjusted for non-cash items totalling $3,163,077 for the year ended December 31, 2006 (2005 - $2,545,411). Changes in operating assets and liabilities are explained below.

We also had a net outflow of cash of $207,466 from investing activities in for the year ended December 31, 2006, which consisted of an increase in investments of $180,238 (2005 - nil), and the purchase of plant and equipment of $29,915 (2005 - $188,666) which was offset by proceeds on the disposal of assets of $2,687 (2005 - $22,852). The net investment in other receivables increased by $71,989 in 2005.

The net cash used in operating and investing activities for 2006 was financed by $3,426,123 from financing activities compared to $2,831,153 in 2005. The cash flow from financing activities is primarily a result of the issuance of common shares net of shares issued for settlement of debt, services, and commissions in the amount of $2,708,495 (2005 – $600,336), cash received on the exercise of warrants for which shares were not yet issued in the amount of $368,631 (2005 – $852,392) and the funding of $29,772 for a share subscription receivable (2005 – nil). During the year ended December 31, 2006, we incurred debt of $500,000 in the form of a short-term note payable issued to the Company by a company controlled by a director of Wescorp. In addition, there is a balance outstanding in the amount of $14,159 relating to unpaid remuneration for our Chief Executive Officer (2005 – nil) and $130,000 (2005 – nil) in consulting fees owed to a company controlled by a director of Wescorp. During the year ended December 31, 2006, we repaid convertible debentures in the amount of $282,069 (2005 - $nil) and notes payable in the amount of $33,373 (2005 - $254,744). In the year ended December 31, 2006, we also paid to our Chief Executive Officer $30,862 relating to unpaid remuneration which was accrued at December 31, 2005. In 2005, we made payments of $44,836 on the amounts due to a shareholder in order to extinguish that debt. Results for 2005 also reflected cash flows of $1,552,319 related to proceeds from convertible debentures and $94,824 from debt used to acquire vehicles

At the end of fiscal 2006, we had current assets totaling $2,922,200 compared to $2,121,591 at the end of fiscal 2005. This increase is a direct result of the positive cash flow described above and management’s decision to increase prepaid expenses and inventory levels to support the increased business activities of Flowstar. Part of the increase in prepaid expenses relates to deposits made with key vendors to ensure that they would be able to provide us with an adequate supply of our vital products. Additional prepaid deposits were made with our Canadian partner who is assisting us with assessing the Ellycrack technology.

Our investment in property and equipment at the end of fiscal 2006 decreased to $138,196 compared to $209,764 in 2005. This decrease is a direct result of only investing $29,915 in property and equipment while depreciating those assets by $100,436. Balances at December 31, 2005 reflect an increase in property and equipment for that year in the amount of $188,666, which was necessary to expand of our Flowstar business.

The decrease in investments to $2,655,925 at December 31, 2006 from the 2005 balance of $2,872,771 was a direct result of the decline in the market price of Synenco shares at December 31, 2006. These shares decreased in value from CAD $17.04 (approximately $14.62) at December 31, 2005 to CAD $14.31 (approximately $12.28) at December 31, 2006. This decrease in value was offset by an additional $150,000 being invested into Ellycrack AS, $15,840 being invested in Eureka Oil AS, and $14,399 being invested in Tarblaster AS.

The reduction in our technology is due to the amortization of this asset over its estimated useful life of approximately eight years.

The Company had $5,225,358 in current liabilities at the end of fiscal 2006 compared to $5,457,873 at the end of fiscal 2005. During the year ended December 31, 2006, we had to repay convertible debentures in the amount of $282,069 and debt in the amount of $33,373. In addition, holders of debentures totaling $1,180,250 agreed to have their investment redirected to units of the private placement closed in December 2006. These decreases in current liabilities were offset by an increase in trade payables of $194,239 required to sustain the higher level of activity in the operations of Flowstar and Ellycrack. As described above, the Company also incurred a debt owed to related parties in the amount of $665,529 versus the $30,862 which existed at December 31, 2005. Also, the current portion of the agreement payable increased by $400,000 at December 31, 2006 versus December 31, 2005 as now the entire amount owed to the former Vasjar shareholders is due within the next twelve months.

We had long-term liabilities of $76,129 at the end of fiscal 2006 compared to $110,400 at the end of fiscal 2005. This decrease is due to the paying down of existing vehicle loans while not incurring any new debt as no new equipment purchases were financed.

Most of this change is a direct result of the entire amount owed to the former Vasjar shareholders is now due within the next 12 months.

QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

We believe our market risk exposures arise primarily from exposures to fluctuations in interest rates and exchange rates. We presently only transact business in U.S. and Canadian Dollars, and Norwegian Kroners. We believe that the exchange rate risk surrounding the future transactions of the Company will not materially or adversely affect our future earnings. We do not use derivative financial instruments to manage risks or for speculative or trading purposes.

ITEM 7. FINANCIAL STATEMENTS

The financial statements required by this Item begin on Page F-1 of this Form 10-KSB, and include:

  the report of independent registered public accounting firm;
  consolidated balance sheets as of December 31, 2005 and 2004;
  consolidated statements of operations, stockholders' equity and cash flows for the years ended December 31, 2006 and 2005; and
  notes to the consolidated financial statements.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 8A. CONTROLS AND PROCEDURES

The management of the Company, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the Company’s “disclosure controls and procedures” (as defined in Exchange Act Rules 13a-15(e) or 15d-15(e)) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report.

There was no change in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the Company’s last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 8B. OTHER INFORMATION.

On November 21, 2006, we entered into a letter agreement (the “Huber Letter Agreement”) with Mr. Jack Huber, which is attached hereto as Exhibit 10.7 and incorporated herein by reference. Pursuant to the Huber Letter Agreement, as a result of Mr. Huber’s purchase of certain obligations Wescorp had to the former Vasjar shareholders under the purchase agreements with the former Vasjar shareholders, Wescorp and Mr. Huber agreed that Wescorp would pay Mr. Huber 1,000,000 shares or restricted common stock of Wescorp in full settlement of the debt owed under Tranche 2, Stage One of the purchase agreements. Wescorp distributed the 1,000,000 shares to Mr. Huber on November 22, 2007.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The following table sets forth the names, ages and positions of the current and nominee directors and executive officers of the Company.

Name	Age	Position
Doug Biles	60	Director
		President & CEO
John Anderson	43	Director
		Past President & Past CEO (March 31, 2003 – May 28, 2004), Secretary Treasurer
Alfred Comeau	60	Director
Terry Mereniuk	47	Director and CFO
Steve Cowper	68	Director and Chairman of the Board
Robert Nicolay	50	Director
Mark Norris	45	Director

Mr. Doug Biles P. Eng.

Doug Biles has served as a director and our President and Chief Executive Officer since May 28, 2004. Mr. Biles has over 35 years of technical, operational and management experience within the upstream hydrocarbon industry. Previously Mr. Biles held positions of director, President, CEO and Chairman of companies in both the public and private sector, including international divisions of Kerr McGee. Prior to joining Wescorp, Doug was semi-retired overseeing various private investment interests. In particular, from 1999 to 2004, Mr. Biles served as the Chairman of the Chinook Group, which consists of three private companies which supplied venture capital, professional operational and senior management personnel and technical expertise to high risk petroleum and mineral projects in the Former Soviet Union, the Middle East, Africa and South and Central America. Prior to that, Mr. Biles was the CEO of a public company which obtained oil and gas leases in the Former Soviet Union and brought them into production. The company was ultimately sold.

Mr. Biles holds a B.Sc. in Biochemistry and a B.Sc. in Chemical Engineering from the University of Calgary and is a member of the Association of Professional Engineers, Geologists, and Geophysicists of Alberta and the Society of Petroleum Engineers.

Mr. John Anderson

John Anderson has served as a director since October 4, 2001, and has served as our Secretary and Treasurer since April 24, 2003. Mr. Anderson was our President and CEO from March 31, 2003 until Mr. Biles’ appointment on May 28, 2004. Mr. Anderson has over eighteen years’ experience in financial consulting, investor relations, and real estate management positions. He is currently the founder and General Partner in Aquastone Capital Partners LLC, a U.S. private Gold and Special Situations fund out of New York. In addition he is the President of Axio Consulting Corp. which specializes in financial consulting with small – mid cap companies in the resource sector He is also a director on the board of Eternal Energy Corp., an energy company holding oil & gas exploration licenses in Nevada and the North Sea, and Strategic Resources Ltd which is engaged in mineral exploration in Latin America.

Mr. Anderson holds a B.A. from the University of Western Ontario.

Mr. Alfred Comeau P. Eng.

Mr. Comeau has served as a director since March 5, 2003. From 1976 to 2002, Mr. Comeau was the President and CEO of AHC Holdings Inc. (AHC), a private company owned by himself and his spouse. AHC (through its predecessor corporation, A. Comeau & Associates Ltd., was an electrical engineering firm with over 100 employees, specializing in the design and installation of electrical and instrumentation control systems for various processing plants in the petroleum and petrochemical industries. In April 2002, he sold his interest in the company to a large public entity focused in the petroleum industry.

Mr. Comeau received his B.Sc. in Electrical Engineering from the University of Alberta in 1969 and is a member of APEGGA, an association of professional engineers.

Mr. Terry Mereniuk, B Comm., CA, CMC

Mr. Mereniuk has served as a director since March 5, 2003 and as our Chief Financial Officer since April 9, 2003. Prior to this time, Mr. Mereniuk served as the Chief Financial Officer for A. Comeau & Associates Ltd. from December 1999 until the buyout in April 2002. He became the Finance Manager for the successor company, providing financial and transitional assistance until early 2003. He is currently acting CFO for another oil industry firm. From 1991 until

December 1999, he served as an Associate with Williams Krull Chartered Accountants, a public accounting firm, where he provided a full complement of financial services to his clients.

Mr. Mereniuk received his B. Comm. from the University of Alberta in 1981 and is a Chartered Accountant and Certified Management Consultant with 20 years experience primarily in the areas of finance, financial structuring, taxation, internal reporting and external reporting.

Mr. Stephen C. Cowper, LLB

Mr. Cowper was appointed as director on May 3, 2005 and on November 22, 2006 he accepted the position of Chairman of the Board. Mr. Cowper is an attorney with over 15 years of civil legislative experience for the State of Alaska having also served as Governor from 1986 to 1990. During his public tenure he served as Chairman of the House Finance Committee; Chairman of the Alaska Lands Committee; State Lobbyist on Federal Land Use Policy; Board of Trustees Chairman for the $29 Billion Alaska Permanent Fund Corporation; and Chairman of the Interstate Oil and Gas Compact Commission. Following his term in office, Mr. Cowper was President and acting Executive Director of the Northern Forum, an international association of 22 northern regional governments from 10 countries working with Russian regional governments to establish a fair division of resource revenues, transportation technology transfers and environmental monitoring. In 1992 he formed Steve Cowper & Associates where he currently serves as Managing Director specializing in political analysis and public sector policy for governments and private companies.

Mr. Cowper has a BA in History and an LLB in Law from the University of North Carolina; an honorary doctorate in laws from Kyung Hee University, Seoul, Korea; the President’s Public Service Award from the Nature Conservancy; and has served in the U.S. Army and U.S. Army Reserve.

Dr. Scott Shemwell

Dr. Scott Shemwell was appointed as our Chief Operating Officer in October 2006. Currently, Dr. Shemwell has been hired on a consulting basis to complete his initial draft of a business plan for the Company that, after management’s review and modification, will become the guide for the Company’s future action plan. Dr. Shemwell has over 25 years experience in the turnaround and transformation process for global S&P 500 organizations as well as start-up and professional service firms. Dr. Shemwell’s specific experience includes executive management, information management, mergers and acquisitions, change management and international business. Prior to joining Wescorp, Dr. Shemwell was a senior advisor to major energy companies where he emphasized “lean energy” concepts and was the President of Strategic Decision Sciences, LLC, a consulting company specializing in business analytics and risk mitigation. From 2001 to 2003, Dr. Shemwell directed Oracle’s Energy Practice as Vice President, in which role he was responsible for driving the strategic direction and business development efforts for the firm’s global energy and chemical business sectors. Dr. Shemwell also was the business unit head for Halliburton Energy Services IT Produce Service/Line as well as other senior positions from 1989 to 1997 during which Dr. Shemwell was involved with more than $5 billion in mergers, acquisitions, and divestitures. Notably, he was the Chairman of Halliburton Energy Services' Landmark Graphics Acquisition Team in 1996. Dr. Shemwell also served as Senior Field Engineer for Schlumberger and as Managing Director for the Solutions Group (Energy Division) of EDS/MCI Systemhouse from 1997 to 1999.

Dr. Shemwell holds a Doctorate of Business Administration from Nova Southeastern University in 1996, a Master of Business Administration from Houston Baptist University in 1981 and a Bachelor of Science (Major in Physics) from North Georgia College in 1970. He has been an adjunct professor at a Houston area university MBA program where he taught finance and international finance.

Mr. Robert M. Nicolay

Mr. Nicolay was appointed as a director on May 1, 2006. Mr. Nicolay is President of Aurora Borealis Management, an Alberta-based firm providing corporate governance, energy investment, operations analysis and strategic development and execution advisory services for public, private and government energy corporations. He is also President and CEO of CODA, a not-for-profit society providing facilities and venues for Olympic and high performance athletes to train, develop, and compete.

Mr. Nicolay started his career in Calgary where he held positions in Finance and Accounting with Gulf Canada Resources and with Amoco Canada Petroleum. From 1999 to 2005, he was President and CEO of ENMAX Corporation, an electric utility owned by the City of Calgary, Alberta, which he transformed into a vertically integrated corporation participating in electricity generation, transmission and distribution; and electricity and natural gas trading, wholesaling and retailing. Prior to joining ENMAX in February 1999, Mr. Nicolay held several key positions at The City of Medicine Hat. He was Chief Administrative Officer of The City of Medicine Hat (Corporate Services and Chief

Financial Officer) and CEO of The City’s wholly owned oil and gas subsidiary corporation (650591 Alberta Ltd.) from 1995 to 1998; Commissioner of Public Services from 1992 to 1995; Manager of Financial Planning and Budget from 1989 to 1992; and, Manager of Utilities Finance from 1982 to 1989.

Mr. Nicolay currently is a director of Regal Energy Ltd., governor of the Calgary Petroleum Club and director for the Canadian Sport Centre. He also serves on the Advisory Council for the Canadian Defense and Foreign Affairs Institute and the Haskayne Business School.

Mr. Nicolay received a Master of Business Administration (with Honours) in 1995, a Banff School of Advanced Management (Resident) Diploma in 1987 and a Bachelor of Commerce in 1980. In 2005 he received the Institute-Certified (Corporate) Director Designation (ICD.D) through the Institute of Corporate Directors, the Rotman School of Management (University of Toronto) and the Haskayne Business School (University of Calgary).

Mr. Dave LeMoine

Dave LeMoine was appointed as our Executive Vice President of Sales and Marketing and President of Flowstar, our wholly-owned subsidiary, in September 2006. Mr. LeMoine has over 27 years of operational, client development and management experience in many organizations including the oil and gas industry. From 1977 to 1999, Mr. LeMoine was employed by Ikon Office Solutions Inc., a U.S. Fortune 500 company in the business of Integrating Document Management Systems and Solutions. In 1999, Ikon promoted Mr. LeMoine to serve as Vice-President and General Manager of Western Canada. Mr. LeMoine was successful in that role for 6 years from 1999 to 2005.

Mr. Mark Norris

Mark Norris was appointed as a Director on March 7 , 2007. He is currently President of GLG Consulting Ltd, an Alberta based political and public policy think tank. From 2001 to 2004, he was the Minister of Economic Development in the Alberta Government. Prior to this, he owned and operated several successful businesses in Alberta.

Audit Committee

We do not have a separately-designated audit committee of the Board or any other Board-designated committee. Audit committee functions are performed by our Board of Directors. On April 24, 2003, we adopted Terms of Reference and an Audit Committee Charter for our Company, as presented in Exhibit 10.1 and 10.2.

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

Family Relationships

There is no family relationship between any director, executive, or person nominated or chosen by us to become a director or executive officer of our Company.

Code of Ethics

The Company endeavors to adhere to provide assurances to outside investors and interested parties that the Company’s officers, directors and principal financial officer adhere to a reasonably responsible code of ethics. On November 20, 2006, we have adopted a Code of Ethics, which applies to all officers, directors, and employees of the Company. The Code of Ethics is attached hereto as Exhibit 14.1.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), requires the Company’s directors, executive officers and holders of more than 10% of the Company’s common stock to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company. Except as set forth below, the Company believes that during the year ended December 31, 2006, its officers, directors and holders of more than 10% of the Company’s common stock complied with all Section 16(a) filing requirements. In making these statements, the Company has relied solely upon its review of copies of the Section 16(a) reports filed for the fiscal year ended December 31, 2006 on behalf of the Company’s directors, officers, and holders of more than 10% of the Company’s common stock. Based upon this review, we believe the following persons either filed certain Sec. 16(a) forms late or they were omitted and the material was to be filed in the Form 5 filed for the fiscal year ended 2006: (i) Mr. Biles inadvertently filed three late Form 4s, (ii) Mr. Cowper inadvertently filed a late Form 3 and a late Form 4, and (iii) Mr. LeMoine inadvertently filed a late Form 3.

ITEM 10. EXECUTIVE COMPENSATION

The following table sets forth information with respect to the annual and long-term compensation for the last two fiscal years for our President and Chief Executive Officer and our other executive officers, including former executive officers and executive officers of our wholly owned and controlled subsidiaries during the fiscal years ended December 31, 2006, and 2005.

Summary Compensation Table

							Change in
							Pension
							Value and
							Nonqualified
						Non-Equity	Deferred
Name and				Stock	Option	Incentive Plan	Compensation	All Other
Principal				Awards	Awards	Compensation	Earnings	Compensation	Total
Position	Year	Salary ($)	Bonus ($)	($)	($)	($)	($)	($)	($)
Doug Biles,	2006	$120,000	$-	$-	$84,494	$-	$-	$-	$204,494
President,	2005	$120,000	$-	$-	$1,002,300	$-	$-	$-	$1,122,300
Chief
Executive
Officer

Terry	2006	$79,381	$-	$-	$-	$-	$-	$-	$79,381
Mereniuk,	2005	$34,449	$-	$-	$-	$-	$-	$-	$34,449
CFO (1)

Dave	2006	$39,519	$-	$-	$95,100	$-	$-	$-	$134,619
LeMoine,	2005	$-	$-	$-	$-	$-	$-	$-	$-
President of
Flowstar,
Vice-
President of
Sales and
Marketing (2)

(1) Mr. Mereniuk, CFO received a salary for the year ended December 31, 2006 in the amount of CAD. $90,000 translated at an average rate of exchange for the year of 0.882008. He also received a salary for the period April to December 2005 in the amount of CAD $41,538 which was translated at an average rate of exchange for the period of 0.829344.

(2) Mr. LeMoine received a salary for the period October to December, 2006 in the amount of CAD $45,000 which was translated at an average rate of exchange for the period of 0.878203.

Employment Agreement with our Chief Executive Officer

We entered into a written two-year employment agreement with Mr. Biles, our President and Chief Executive Officer, commencing on July 1, 2004 through June 30, 2006. The agreement automatically extends for a period of two years unless the Company or Mr. Biles serves written notice on the other party a minimum of 90 days prior to the expiration of the initial term. Neither Mr. Biles nor the Company provided the other with notice of termination during the first quarter of 2006, and as a result, the agreement has been extended through June 30, 2008. In accordance with his employment agreement, Mr. Biles is entitled to receive an annual base salary of $120,000 or such other amount as shall be agreed upon by the Company and Mr. Biles. The annual salary shall also be subject to annual review by the Board of Directors each fiscal year end. The Company may terminate the employment agreement at any time for cause without payment of any compensation, and may terminate without cause, provided, that the Company must pay Mr. Biles an amount equal to four times his highest annual base salary and bonus, if any, for the past three years of his employment.

Pursuant to and upon execution of the employment agreement, the Company delivered to Mr. Biles a stock option agreement to purchase 2,000,000 shares of the Company at the market price of the shares on the close of trading on the date of executing the employment agreement, which was $.54 per share. This stock option agreement fully vested on November 30, 2005 and expires on November 30, 2009. In addition, the employment agreement requires the Company, during the term of the agreement, to deliver to Mr. Biles on the last day of each of March, June, September and December, a stock option agreement granting Mr. Biles the right to purchase shares of the Company equal to $30,000. The number of option shares granted under each option agreement is determined by dividing $30,000 by the exercise price, which is equal to the weighted average market price of the shares during the five-day period immediately preceding the issue date of the option agreement. These option agreements shall vest immediately and expire four years following their respective issue dates.

Employment Agreement with our Chief Financial Officer

We entered into a written one-year employment agreement with Mr. Mereniuk, our Chief Financial Officer, commencing on April 1, 2005 through March 31, 2006. The agreement automatically extended for a period of one year unless the Company or Mr. Mereniuk served written notice on the other party a minimum of 90 days prior to the expiration of the initial term. Neither Mr. Mereniuk nor the Company provided the other with notice of termination during the first quarter of 2006, and as a result, the agreement has been extended through March 31, 2007. In accordance with his employment agreement, Mr. Mereniuk is entitled to receive an annual base salary of CAD $90,000 or such other amount as shall be agreed upon by the Company and Mr. Mereniuk. The annual salary shall also be subject to annual review by the Board of Directors each fiscal year end. The Company may terminate the employment agreement at any time for cause without payment of any compensation, and may terminate without cause; provided, that the Company must pay Mr. Mereniuk an amount equal to 50% of his highest annual base salary paid as a result of his employment with the Company.

Employment Agreement with our Vice-President of Sales and Marketing, and President of Flowstar

We entered into a written two-year employment agreement with Mr. LeMoine, our Vice-President of Sales and Marketing, and President of Flowstar, commencing on October 1, 2006 through October 1, 2008. The agreement automatically extends for a period of two years unless the Company or Mr. LeMoine serves written notice on the other party a minimum of 90 days prior to the expiration of the initial term. In accordance with his employment agreement, Mr. LeMoine is entitled to receive an annual base salary of CAD $180,000 or such other amount as shall be agreed upon by the Company and Mr. LeMoine. Along with the agreed upon base salary, the Executive will be entitled to a base short-term incentive (STI) cash, and overachievement (OAI) incentive stock option program. The base short-term incentive (STI) program will be 25% of base salary payout, based on annual revenue and OAI targets being achieved. The overachievement (OAI) program will be paid out in Wescorp stock options based on annual revenue and OAI targets overachievement greater than 100% capped at 125%. Base salary shall be paid bi-weekly, or in such other manner as may be mutually agreed. When applicable the STI and OAI will be paid annually within 75 days of year end. The base salary and STI and OAI paid to the Executive shall be subject to annual review by the Board of Directors of the Corporation commensurate with the Corporation’s year end (December 31st). The annual salary shall also be subject to annual review by the Board of Directors each fiscal year end. The Company may terminate the employment agreement at any time for cause without payment of any compensation, and may terminate without cause, provided, that the Company must pay Mr. LeMoine an amount equal to one times his highest annual base salary, for the past three years of his employment plus two times the amount of stock options he would otherwise been entitled to but not yet received for that year of employment, calculated on a pro-rata basis based on the number of days in the year up to the date of termination.

Pursuant to and upon execution of the employment agreement, the Company delivered to Mr. LeMoine a stock option agreement to purchase 1,000,000 shares of the Company at the market price of the shares on the close of trading on the date of executing the employment agreement, which was $0.501 per share. This stock option agreement vested 250,000 shares on October 1, 2006 and vests 250,000 shares April 1, 2007, 250,000 shares October 1, 2007, and 250,000 shares April 1. 2008. The expiry date for each of these options is two years following each respective vesting date. In addition, the employment agreement requires the Company, during the term of the agreement, to deliver to Mr. LeMoine on the last day of each of March, June, September and December, a stock option agreement granting Mr. LeMoine the right to purchase shares of the Company equal to $25,000. The number of option shares granted under each option agreement is determined by dividing $25,000 by the exercise price, which is equal to the weighted average market price of the shares during the five-day period immediately preceding the issue date of the option agreement. These option agreements shall vest immediately and expire two years following their respective issue dates.

Outstanding Equity Awards

DECEMBER 31, 2006 OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END TABLE

	Option Awards					Stock Awards
									Equity
								Equity	Incentive
			Equity					Incentive	Plan Awards:
			Incentive					Plan Awards:	Market or
			Plan Awards:				Market	Number of	Payout Value
	Number of	Number of	Number of			Number of	Value of	Unearned	of Unearned
	Securities	Securities	Securities			Shares or	Shares or	Shares, Units	Shares, Units
	Underlying	Underlying	Underlying			Units of	Units of	or Other	or Other
	Unexercised	Unexercised	Unexercised	Option		Stock That	Stock That	Rights That	Rights That
	Options	Options	Unearned	Exercise	Option	Have Not	Have Not	Have Not	Have Not
	(#)	(#)	Options	Price	Expiration	Vested	Vested	Vested	Vested
Name	Exercisable	Unexercisable	(#)	($)	Date	(#)	($)	(#)	($)

Doug Biles (1)	100,000	-	-	0.45	31-Dec-07	-	-	-	-

Doug Biles	2,000,000	-	-	0.54	1-Nov-09	-	-	-	-

Doug Biles	44,858	-	-	0.67	30-Sep-08	-	-	-	-

Doug Biles	39,920	-	-	0.75	31-Dec-08	-	-	-	-

Doug Biles	27,276	-	-	1.10	31-Mar-09	-	-	-	-

Doug Biles	38,279	-	-	0.78	31-Dec-09	-	-	-	-

Doug Biles	43,478	-	-	0.69	31-Mar-10	-	-	-	-

Doug Biles	62,500	-	-	0.48	30-Jun-10	-	-	-	-

Doug Biles	50,847	-	-	0.59	30-Sep-10	-	-	-	-

Doug Biles	65,217	-	-	0.46	31-Dec-10	-	-	-	-

Dave LeMoine	250,000	-	-	0.50	1-Oct-08	-	-	-	-

Dave LeMoine	54,348	-	-	0.46	31-Dec-08	-	-	-	-

Dave LeMoine	-	250,000	-	0.50	1-Apr-09	-	-	-	-

Dave LeMoine	-	250,000	-	0.50	1-Oct-09	-	-	-	-

Dave LeMoine	-	250,000	-	0.50	1-Apr-10	-	-	-	-

(1) These options were granted to a company which Mr. Biles controls.

Compensation of Directors

DECEMBER 31, 2006 DIRECTOR COMPENSATION TABLE

					Change
					in Pension
					Value and
					Nonqualified
				Non-Equity	Deferred
	Fees Earned or			Incentive Plan	Compensation	All Other
	Paid in Cash	Stock Awards	Option Awards	Compensation	Earnings	Compensation	Total
Name	($)	($)	($)	($)	($)	($)	($)

Steve Cowper	-	$20,137	-	-	-	$31,000	$51,137

Robert Nicolay	-	$25,541	-	-	-	-	$25,541

We do not regularly compensate directors who are also officers for their time spent in their capacity as directors. Compensation for members of the Board who are not officers of the Company is in the form of 50,000 shares per annum for their time spent on our behalf. All directors are entitled to receive reimbursement for out of pocket expenses incurred for attendance at our Board of Directors meetings.

Pension and Retirement Plans

Currently, we do not offer any annuity, pension or retirement benefits to be paid to any of our officers, directors or employees, in the event of retirement. There are also no compensatory plans or arrangements with respect to any individual named above that result or will result from the resignation, retirement or any other termination of employment with our Company, or from a change in the control of our Company.

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information, as of March 15, 2007 with respect to any person (including any “group”, as that term is used in Section 13(d)(3) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) who is known to the Company to be the beneficial owner of more than five percent (5%) of any class of the Company’s voting securities, and as to those shares of the Company’s equity securities beneficially owned by each its director, the executive officers of the Company and all of its directors and executive officers of the Company and all of its directors and executive officers as a group. Unless otherwise specified in the table below, such information, other than information with respect to the directors and officers of the Company, is based on a review of statements filed, with the Securities and Exchange commission (the “Commission”) pursuant to Sections 13 (d), 13 (f), and 13 (g) of the Exchange Act with respect to the Company’s Common Stock. As of March 15, 2007, there were 52,716,289 (March 31, 2006 – 40,513,340) shares of Common Stock outstanding.

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

The table also shows the number of shares beneficially owned as of March 15, 2007 by each of the individual directors and executive officers and by all directors and executive officers as a group. All options and warrants are convertible into shares of common stock.

Beneficial Ownership Table
(Management)
Title of Class	Name and address	Principal Position	Number of shares beneficially owned	% of Class (6)
Stock Options	Doug Biles (1) (2)	President & CEO, Director	2,617,105	4.33%
Common Stock Warrants	John Anderson (1) (3)	Director, Past President & Past CEO, Secretary and Treasurer	600,000 1,150,000	0.99% 1.90%
Common Stock	Terry Mereniuk (1)	Director, CFO	1,122,000	1.86%
Common Stock	Alfred Comeau (1)	Director	1,300,000	2.15%

Common Stock Stock Options	Dave LeMoine (1) (4)	Vice-President of Sales and Marketing, and President of Flowstar	200,000 611,462	0.33% 1.01%
Common Stock	Steve Cowper (1)	Director	100,000	0.17%
Common Stock	Robert Nicolay (1)	Director	50,000	0.08%
		Officers and Directors as a Group	7,750,567	12.82%

(1)	The address for all of our Directors and Officers is Suite 770, 435 – 4th Avenue S.W., Calgary, Alberta, Canada T2P 3A8.

(2)

The amount includes 2,517,105 of options to purchase common shares granted to Mr. Biles and exercisable within 60 days of March 15, 2007, and 100,000 of options to purchase common shares granted to an affiliate of Mr. Biles deemed to be beneficially owned by Mr. Biles.

(3)

The amount also includes 150,000 shares exercisable in accordance with a stock purchase warrant that expires in April 2007 with an exercise price of $0.25 per share, and 1,000,000 shares exercisable in accordance with a stock purchase warrant that expires in June 2008 with an exercise price of $0.15 per share.

(4)

The amount includes 611,462 of options to purchase common shares granted to Mr. LeMoine and exercisable within 60 days of March 15, 2007, and 200,000 shares issued to a company controlled by Mr. LeMoine deemed to be beneficially owned by Mr. LeMoine.

Equity Compensation Plan Information

Plan Category	Number of securities to be issued on exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance
Equity compensation plans approved by security holders	None	None	None
Equity compensation plans not approved by security holders	2,853,272 (2) (3)	$0.55 per share	N/A
Total	2,853,272 (2) (3)	$0.55 per share	N/A

Notes:

(1)	Management intends to implement an employee stock incentive plan in 2007. The exact details have not yet been determined.

(2)

(a) As part of his two year employment contract with the Company (July 2004 though June 2006), for becoming President and CEO of both Flowstar and Wescorp, Doug Biles was entitled to a stock option for 2,000,000 shares at an exercise price of $0.54 per share expiring November 2009. Mr. Biles’ employment agreement has been extended on a monthly basis until a new one is completed. (b) A company affiliated with Mr. Biles received 100,000 options for consulting work in a prior year. (c) His monthly salary is $10,000 per month plus $30,000 per quarter in stock options. The amount of stock options received per quarter is equal to that number of shares calculated by dividing $30,000 by the “Exercise Price”. The “Exercise Price” is the weighted average trading price of the shares traded during the last five trading days of each calendar quarter end (ending March 31, June 30, September 30, and December 31). These option agreements shall vest immediately and expire four years following their respective issue dates.

(3)

(a) As part of his two year employment contract with the Company (October 2006 though October 2008), for becoming Vice-President of Sales and Marketing of Wescorp, and President of Flowstar, Dave LeMoine was entitled to a stock option for 1,000,000 shares at an exercise price of $0.501 per share. This stock option agreement vested 250,000 shares on October 1, 2006, and vests 250,000 shares April 1, 2007; 250,000 shares October 1, 2007; and 250,000 shares April 1, 2008. The expiry date for each of these options is two years following each respective vesting date. (b) His monthly salary is CAD $15,000 per month plus $25,000 per quarter in stock options. The amount of stock options received per quarter is equal to that number of shares calculated by dividing $25,000 by the “Exercise Price”. The “Exercise Price” is the weighted average trading price of the shares traded during the last five trading days of each calendar quarter end (ending March 31, June 30, September 30, and December 31). These option agreements shall vest immediately and expire two years following their respective issue dates.

An S-8 registration is proposed to be filed respecting shares required to be registered; additional shares or warrants among those listed above as not registered may be registered and additional employee or consultant shares may from time to time be issued and registered. The above does not include shares to be issued in conjunction with the Vasjar, or Ellycrack acquisitions (See Business), although said parties or affiliates may also act as service providers after said acquisitions are affected. Also not included are conversions of debt for shares by persons who were service providers for other than goods or services. In addition, management and the Board of Directors expect to implement an employee stock incentive plan in 2007. The exact details have not yet been determined.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Related Person Transactions

On January 28, 2003, we entered into an agreement with AHC Holdings Inc. (“AHC”), under which AHC would lend our Company up to $2.0 million Canadian dollars or the approximate equivalent of $1,273,000 U.S. dollars. AHC is a private company beneficially owned and controlled by Mr. Alfred Comeau, a Director of our Company. The loan has been structured as a borrowing facility, is unsecured and all advances bear interest at 15% per annum, compounded semi-annually. All advances, regardless of the date advanced, were originally due on December 31, 2005. This was converted to equity at the beginning of the 2005 year (see below). As a bonus for providing the loan, AHC also received a warrant to purchase 1,000,000 common shares of our stock at a price of $0.15 per share prior to March 6, 2006. This warrant was exercised prior to the expiry date.

On March 15, 2005, Wescorp entered into an agreement with AHC to convert debt plus accrued and unpaid interest to units of the Company at a price of $0.87 per unit.. The original debt was denominated in Canadian dollars. Upon signing the above agreement the parties agreed to a value of this debt in the amount of $1,924,681 as at March 15, 2005. Based on this valuation, the Company agreed to issue 2,212,277 units in full settlement of the debt and accrued interest. As of December 31, 2006, these units had not yet been issued. Each Unit is comprised of one common share of the Corporation (the "Common Share") and one common share purchase warrant (the "Warrant") each of which may be exercised at any time up to June 30, 2008. The original exercise date of the warrants was December 31, 2006, but the date was extended prior to the expiration as follows:

a)	if exercised on or before June 30, 2007 the holder of each Warrant shall be entitled to purchase one (1) common share for each Warrant held for $1.00 per common share; and

b)	thereafter, until June 30, 2008 the holder of each Warrant shall be entitled to purchase one (1) common share for each Unit held for $2.00 per common share.

On March 6, 2003 we issued a warrant to purchase 500,000 common shares of our stock to Mr. Terry Mereniuk, the CFO and a Director of our Company. The warrant was exercisable at a price of $0.15 per share at any time prior to March 6, 2006. This warrant was exercised in 2006 prior to its expiration.

In April, 2003, we entered in an arrangement with our Directors whereby in lieu of cash payments for fees they would receive shares at a fixed price of $0.20 per share. Two Directors, Mr. John Anderson and Mr. Terry Mereniuk, were paid 25,000 shares and one Director, Mr. Alfred Comeau, was paid 12,500 shares each per month for 24 months from April

2003 through March 2005. Some of the shares have been delivered to the recipients in 2006. The remaining shares will be delivered in 2007.

On June 1, 2003 we issued 1,000,000 share purchase warrants to Mr. John Anderson, our then President, CEO, and Director. The warrants are exercisable at a price of $0.15 per share until June 1, 2008. The warrants were issued to Mr. Anderson in consideration of services rendered.

On June 20, 2006, the Company entered into an agreement with AHC, under which AHC would lend the Company $500,000. AHC is a private company beneficially owned and controlled by Mr. Alfred Comeau, a director of the Company. The loan is structured as a promissory note that bears interest at the rate of 8% per annum, is due on demand, and is guaranteed by two of the Company’s officers.

Effective July 1, 2006, the Company entered into an agreement with AHC, under which AHC would provide consulting services to the Company at a rate of $21,667 per month.

Director Independence

The Board affirmatively determines the independence of each Director and nominee for election as a Director, however, the Board has not yet adopted an independence standard or policy. The Board is currently investigating the different policies and intends to adopt an independence policy in the near future. At this time, the Board has determined that each of the following non-employee Directors is independent and has no relationship with the Company, except as a Director and stockholder of the Company: Robert Nicolay and Mark Norris.

ITEM 13. EXHIBITS

Pursuant to Rule 601 of Regulation SB, the following exhibits are included herein or incorporated by reference.

Exhibit
Number	Description
2.1

Share Purchase and Subscription Agreement dated June 9, 2003 among the Company, 1049265 Alberta Ltd., Flowray, Flowstar, New Millennium Acquisitions Ltd. ("New Millennium") and Gregory Burghardt. (Incorporated by reference to the Company’s Current Report on Form 8-K/A filed with the Commission on May 12, 2004, File No. 000-30095.)

2.2

Share Purchase Agreement dated as of January 14, 2004 between the Company and the Trustee of the Epitihia Trust. (Incorporated by reference to the Company’s Current Report on Form 8-K/A filed with the Commission on May 12, 2004, File No. 000-30095.)

2.3

Share Purchase Agreement dated as of January 14, 2004 between the Company and the Trustee of the Abuelo Trust. (Incorporated by reference to the Company’s Current Report on Form 8-K/A filed with the Commission on May 12, 2004, File No. 000-30095.)

2.4

Share Purchase and Subscription Amending Agreement dated January 14, 2004 among the Company, 1049265 Alberta Ltd., Flowray, Flowstar, New Millennium and Gregory Burghardt. (Incorporated by reference to the Company’s Current Report on Form 8- K/A filed with the Commission on May 12, 2004, File No. 000-30095.)

2.5

Share Purchase Agreement dated as of January 14, 2004 between the Company and Epitihia Trust. (Incorporated by reference to the Company’s Current Report on Form 8-K/A filed with the Commission on May 12, 2004, File No. 000-30095.)

2.6

Share Purchase Agreement dated as of January 14, 2004 between the Company and Abuelo Trust. (Incorporated by reference to the Company’s Current Report on Form 8-K/A filed with the Commission on May 12, 2004, File No. 000-30095.)

2.7

Share Purchase Option Agreement dated February 10, 2004 between the Company and Olav Ellingsen (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on April 9, 2004, File No. 000-30095.)

2.8

Amending Agreement dated as of June 16, 2004 between the Company and the Trustee of the Epitihia Trust. (Incorporated by reference to the Company’s Quarterly Report on Form 10-QSB filed with the Commission on August 26, 2004, File No. 000-30095.)

2.9

Amending Agreement dated as of June 16, 2004 between the Company and the Trustee of the Abuelo Trust. (Incorporated by reference to the Company’s Quarterly Report on Form 10-QSB filed with the Commission on August 26, 2004, File No. 000-30095.)

2.10

Form of Subscription Agreement dated March 15, 2005 by and between Wescorp and the Purchaser named therein. (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on March 21, 2005, File No. 000-30095.)

2.11

Form of Subscription Agreement dated April 28, 2005 between and Wescorp and the Purchaser named therein. (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on April 29, 2005, File No. 000-30095.)

2.12

Form of Subscription Agreement between the Company and the United States Resident Purchaser named therein. (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on December 24, 2006, File No. 000-30095.)

2.13

Form of Subscription Agreement between the Company and the Non-United States Resident Purchaser named therein. (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on December 24, 2006, File No. 000-30095.)

2.16

Purchase Agreement dated March 23, 2007 between the Company and 306538 Alberta Ltd. (Incorporated by reference to the Company’s Current Report on Form 8-k filed with the Commission on March 27, 2007, File No. 000-30095.)

3.1

Restated Articles of Incorporation of the Company filed February 17, 2004. (Incorporated by reference to the Company’s Annual Report on Form 10-KSB/A filed with the Commission on May 13, 2004, File No. 000- 30095.)

4.1	Form of Common Stock Purchase Warrant dated March 15, 2005. (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on March 21, 2005, File No. 000-30095.)

4.2

Certificate for 14% Secured Convertible Debenture dated April 28, 2005 (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on April 29, 2005, File No. 000-30095.)

4.3	Form of Common Stock Purchase dated April 28, 2005. (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on April 29, 2005, File No. 000-30095.)

4.4

Addendum dated February 6, 2003 to that certain Loan Agreement dated January 28, 2003 between the Company and AHC Holdings Ltd. containing Stock Purchase Warrant (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on April 28, 2003, File No. 000-30095.)

4.5

Form of Warrant issued to the United States Resident Purchaser named therein. (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on December 24, 2006, File No. 000- 30095.)

4.6

Form of Warrant issued to the Non-United States Resident Purchaser named therein. (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on December 24, 2006, File No. 000- 30095.)

10.1

Hypothecation Agreement dated as of July 6, 2004 between the Company, the Trustee of the Epitihia Trust and Yearwood & Boyce. (Incorporated by reference to the Company’s Quarterly Report on Form 10-QSB filed with the Commission on August 26, 2004, File No. 000-30095.)

10.2

Hypothecation Agreement dated as of July 6, 2004 between the Company, the Trustee of the Abuelo Trust and Yearwood & Boyce. (Incorporated by reference to the Company’s Quarterly Report on Form 10-QSB filed with the Commission on August 26, 2004, File No. 000-30095.)

10.3	Employment Agreement of Douglas Biles. (Incorporated by reference to the Company’s Quarterly Report on Form 10QSB filed with the Commission on November 14, 2005, File No. 000-30095.)

10.4	Employment Agreement of Terry Mereniuk (Incorporated by reference to the Company’s Quarterly Report on Form 10QSB filed with the Commission on November 14, 2005, File No.000-30095.)

10.5

Memorandum Amending Agreement dated January 14, 2004 among the Company, Flowray and Flowstar. (Incorporated by reference to the Company’s Current Report on Form 8-K/A filed with the Commission on May 12, 2004, File No. 000-30095.)

10.6

Intellectual Property Purchase Agreement dated and effective August 30, 2003 between Flowray and Quadra Products International Inc. (Incorporated by reference to the Company’s Current Report on Form 8-K/A filed with the Commission on May 12, 2004, File No. 000-30095.)

10.7

Letter of Intent dated February 10, 2004 between the Company and Ellycrack AS (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on April 9, 2004, File No. 000-30095.)

10.8*	Letter Agreement, dated as of November 22, 2006, between the Company and Jack Huber

14.1*	Code of Ethics

21.1	Schedule of Subsidiaries of the Company (Incorporated by reference to the Company’s Annual Report on Form 10-KSB/A filed with the Commission on May 13, 2004, File No. 000-30095.)

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 *	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Filed herewith.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

On February 9, 2006, the Company dismissed Williams & Webster, P.S. ("Williams") as its independent registered public accounting firm. Williams had audited the registrant's financial statements for the fiscal years ended December 31, 2004 and 2003. On February 9, 2006, management engaged Dale Matheson Carr-Hilton LaBonte Chartered Accountants (“DMCL”) to serve as the Company's independent registered public accountants for the fiscal year ending December 31, 2005. The Board of Directors, acting in the capacity of the Audit Committee, approved both actions.

The aggregate fees billed by such firm for each of the last two fiscal years for professional services rendered by the Company's principal accountants for the years indicated have been:

		AUDIT-RELATED
	AUDIT FEES	FEES	TAX FEES	ALL OTHER FEES
2005	$77,190	$ -	$-	$ -
2006	$81,800 (estimated)	$ -	$ -	$ -

The only services performed by our auditors have been for audit services and review of filings where such review is required. Audit fees for 2006 include services provided by Williams for the review of the filings for the 10-QSBs for that year in addition to the audit fees charged by DMCL. We do not intend to utilize our current auditors for certain tax-related services in 2007.

The Board of Directors, acting in the capacity of the Audit Committee, had to pre-approve the Company's use of the Company's independent accountants for any non-audit services. All services of our auditors are approved by our whole Board and are subject to review by our whole Board. Our CFO is a Board Member and he is also responsible for accounting issues for us.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WESCORP ENERGY INC.
By: /s/ Douglas Biles
Douglas Biles, Chief Executive Officer and Director

Date: April 10, 2007

In accordance with the Exchange Act this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Terry Mereniuk
Terry Mereniuk, Chief Financial Officer and Director

Date: April 10, 2007

By: /s/ John Anderson
John Anderson, Secretary / Treasurer and Director

Date: April 10, 2007

By: /s/ Alfred Comeau
Alfred Comeau, Director

Date: April 10, 2007

By: /s/ Steve Cowper
Steve Cowper, Director

Date: April 10, 2007

By: /s/ Robert Nicolay
Robert Nicolay, Director

Date: April 10, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders of Wescorp Energy Inc.

We have audited the accompanying consolidated balance sheets of Wescorp Energy Inc. as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position of Wescorp Energy Inc. as of as of December 31, 2006 and 2005, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has not generated profits since its inception, has incurred losses in developing its business, and further losses are anticipated. The Company requires additional funds to meet its obligations and the costs of its operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in this regard are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

“DMCL”

DALE MATHESON CARR-HILTON LABONTE LLP
CHARTERED ACCOUNTANTS

Vancouver, Canada
March 23, 2007

WESCORP ENERGY INC.
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2006	2005
ASSETS
CURRENT ASSETS
Cash	$499,233	$580,430
Restricted cash	171,000	-
Accounts receivable, net of allowance for doubtful
accounts of $17,100 and $20,400, respectively	695,445	511,610
Inventories (Note 3)	1,053,258	1,003,105
Prepaid expenses and advances	503,264	26,446
TOTAL CURRENT ASSETS	2,922,200	2,121,591

PROPERTY AND EQUIPMENT, net (Note 4)	138,196	209,764

OTHER ASSETS
Investments (Note 5)	2,655,925	2,872,771
Technology, net (Note 6)	2,694,616	3,211,262
Other receivable	72,023	71,989
Deposits	-	18,318
TOTAL OTHER ASSETS	5,422,564	6,174,340

TOTAL ASSETS	$8,482,960	$8,505,695

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$1,697,212	$1,502,973
Current portion of notes payable (Note 7)	47,936	47,038
Agreement payable (Note 9)	800,000	400,000
Due to related parties (Note 16)	665,529	30,862
Related party note payable (Note 16)	1,924,681	1,924,681
Convertible debentures (Note 10)	90,000	1,552,319
TOTAL CURRENT LIABILITIES	5,225,358	5,457,873

AGREEMENT PAYABLE, net of current portion (Note 9)	-	400,000

NOTES PAYABLE, net of current portion (Note 7)	76,129	110,400

COMMITMENTS AND CONTINGENCIES (Notes 2, 9 and 15)

STOCKHOLDERS' EQUITY
Preferred stock, 50,000,000 shares authorized, $0.0001
par value; no shares issued (Note 8)
Common stock, 250,000,000 shares authorized, $0.0001
par value; 52,195,130 and 38,304,686 shares
issued and outstanding, respectively (Note 8)	5,218	3,830
Additional paid-in capital	21,332,583	15,450,433
Subscription receivable	(97,500)	(37,272)
Funds received for exercise of warrants	382,354	852,392
Accumulated other comprehensive income	1,259,213	1,596,792
Accumulated deficit	(19,700,395)	(15,328,753)
TOTAL STOCKHOLDERS' EQUITY	3,181,473	2,537,422

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY	$8,482,960	$8,505,695

The accompanying notes are an integral part of these consolidated financial statements.

WESCORP ENERGY INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2006	2005

REVENUES	$3,184,461	$2,323,589

COST OF SALES	1,700,550	1,249,131

GROSS PROFIT	1,483,911	1,074,458

EXPENSES
Wages and benefits	1,534,113	961,757
Wages stock-based (Note 12)	179,594	1,002,300
Consulting	1,180,951	635,877
Amortization of technology	516,646	513,802
Office	392,087	293,878
Interest, finance and bank charges	77,505	204,729
Advertising and investor relations	295,212	192,185
Legal and accounting	290,633	346,168
Travel	285,939	198,540
Engineering expenses for pilot plant (Note 15)	256,563	399,967
Interest on debentures	184,332	194,459
Insurance	148,179	130,650
Depreciation	100,436	61,507
Directors' fees	53,322	55,998
Research and development	33,530	66,882
Beneficial conversion interest (Note 10)	-	207,000
TOTAL OPERATING EXPENSES	5,529,042	5,465,699

LOSS FROM OPERATIONS	(4,045,131)	(4,391,241)

OTHER INCOME (EXPENSES)
Penalty for late delivery of shares (Note 9)	(316,800)	(233,280)
Foreign currency translation gain (loss)	(11,084)	68,575
Gain (loss) on disposition of assets	1,361	(381)
Interest and other income	12	3,209
TOTAL OTHER EXPENSES	(326,511)	(161,877)

NET LOSS	$(4,371,642)	$(4,553,118)

BASIC AND DILUTED NET LOSS PER SHARE	$(0.10)	$(0.12)

WEIGHTED AVERAGE NUMBER COMMON SHARES
OUTSTANDING - BASIC AND DILUTED	42,278,906	36,606,310

The accompanying notes are an integral part of these consolidated financial statements.

WESCORP ENERGY INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

					Funds		Accumulated
	Common Stock				Received		Other	Total
	Number		Additional	Subscription	for Exercise	Accumulated	Comprehensive	Stockholders'	Comprehensive
	of Shares	Amount	Paid-in Capital	Receivable	of Warrants	Deficit	Income (Loss)	Equity	Loss

Balance, December 31, 2004	35,017,615	$3,501	$13,081,137	$-	$-	$(10,775,635)	$(378,641)	$1,930,362
Warrants exercised at $0.35 per share	428,571	43	149,957	-	-	-	-	150,000
Warrants exercised at $0.25 per share	700,000	70	174,930	(29,772)	-	-	-	145,228
Warrants exercised at $0.50 per share	226,000	23	112,977	-	-	-	-	113,000
Warrants exercised at $1.00 per share	225,000	22	224,978	(7,500)	-	-	-	217,500
Common stock issued for legal fees at $1.04 per share	100,000	10	103,990	-	-	-	-	104,000
Common stock issued for investor relations fees at $0.91 per share	32,500	3	29,572	-	-	-	-	29,575
Common stock issued for consulting fees at $0.85 per share	25,000	3	21,247	-	-	-	-	21,250
Common stock issued for director's fees at $0.85 per share	50,000	5	42,495	-	-	-	-	42,500
Common stock issued to settle related party debt at $0.20 per share	1,500,000	150	299,850	-	-	-	-	300,000
Foreign currency translation gain	-	-	-	-	-	-	101,642	101,642	$101,642
Unrealized gain on available-for-sale securities	-	-	-	-	-	-	1,873,791	1,873,791	1,873,791
Beneficial conversion interest	-	-	207,000	-	-	-	-	207,000
Stock-based compensation			1,002,300	-	-	-	-	1,002,300
Proceeds received from exercise of warrants	-	-	-	-	852,392	-	-	852,392
Net loss	-	-	-	-	-	(4,553,118)	-	(4,553,118)	(4,553,118)
Balance, December 31, 2005	38,304,686	3,830	15,450,433	(37,272)	852,392	(15,328,753)	1,596,792	2,537,422	$(2,577,685)

Warrants exercised at $0.35 per share	2,833,894	283	991,580	-	(805,056)	-	-	186,807
Warrants exercised at $0.15 per share	1,500,000	150	224,850	-	-	-	-	225,000
Common stock issued for consulting fees at $0.54 per share	200,000	20	107,980	-	(33,613)	-	-	74,387
Common stock issued for director's fees at $0.678 per share	50,000	5	33,895	-	-	-	-	33,900
Common stock issued for director's fees at $0.60 per share	50,000	5	29,995	-	-	-	-	30,000
Common stock issued for consulting fees at $0.501 per share	312,500	31	156,532	-	-	-	-	156,563
Common stock issued to settle accounts payable at $0.473 per share	1,000,000	100	473,180	-	-	-	-	473,280
Common stock issued for private placement at $0.50 per unit	7,944,150	794	3,971,281	(90,000)	-	-	-	3,882,075
Cash received for share subscriptions receivable	-	-	-	29,772	-	-	-	29,772
Foreign currency translation gain	-	-	-	-	-	-	129,217	129,217	129,217
Unrealized loss on available-for-sale securities	-	-	-	-	-	-	(466,796)	(466,796)	(466,796)
Stock-based compensation	-	-	179,594	-	-	-	-	179,594
Warrants issued for investor relations services	-	-	118,400	-	-	-	-	118,400
Fair value of common stock issued for financing fees	-	-	(405,137)	-	-	-	-	(405,137)
Proceeds received from exercise of warrants prior to issuance	-	-	-	-	368,631	-	-	368,631
Net loss	-	-	-	-	-	(4,371,642)	-	(4,371,642)	(4,371,642)
Balance, December 31, 2006	52,195,230	$5,218	$21,332,583	$(97,500)	$382,354	$(19,700,395)	$1,259,213	$3,181,473	$(4,709,221)

The accompanying notes are an integral part of these consolidated financial statements.

WESCORP ENERGY INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,371,642)	$(4,553,118)
Adjustments to reconcile net loss
to net cash used in operating activities:
Depreciation	100,436	61,507
Loss (gain) on disposition of assets	(1,361)	381
Amortization of technology	516,646	513,802
Fair value of common stock and warrants issued for services	413,250	222,717
Wages stock-based	179,594	1,002,300
Beneficial conversion interest	-	207,000
Changes in operating assets and liabilities:
Restricted cash	(171,000)	-
Accounts receivable	(183,835)	111,047
Inventories	(50,153)	(492,912)
Prepaid expenses	(476,818)	(11,740)
Deposits	18,318	20,955
Accounts payable and accrued liabilities	667,519	888,345
Net cash used in operating activities	(3,359,046)	(2,029,716)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(29,915)	(188,666)
Proceeds from disposition of assets	2,687	22,852
Net increase in other receivable	-	(71,989)
Increase in investments	(180,238)	-
Net cash used in investing activities	(207,466)	(237,803)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on notes payable	(33,373)	(254,744)
Proceeds from notes payable	-	94,824
Repayment on amounts due to shareholders	-	(44,836)
Increase in amounts due to related parties	634,667	30,862
Proceeds from convertible debentures	-	1,552,319
Repayments on convertible debentures	(282,069)	-
Proceeds from subscription receivable	29,772	-
Proceeds received from exercise of warrants prior to issuing shares	368,631	852,392
Proceeds from issuance of common stock	2,708,495	600,336
Net cash provided by financing activities	3,426,123	2,831,153
Effect of exchange rates	59,192	(33,602)
Net increase (decrease) in cash	(81,197)	530,032
Cash, beginning of year	580,430	50,398
Cash, end of year	$499,233	$580,430
SUPPLEMENTAL CASH FLOW DISCLOSURES:
Cash paid for:
Interest	$240,467	$206,720
Income taxes	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

WESCORP ENERGY INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

	Years Ended December 31,
	2006	2005

NON-CASH INVESTING AND FINANCING ACTIVITIES:

Common stock issued to settle converitble debentures	$1,180,250	$-
Common stock issued to settle debt	$473,280	$300,000
Common stock or warrants issued for financing fees	$405,137	$-
Share subscription receivable	$97,500	$37,272
Notes payable from equipment financing	$-	$94,824

The accompanying notes are an integral part of these consolidated financial statements.

WESCORP ENERGY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006

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

During the year ended December 31, 2004, the Company completed the purchase of two companies, Flowstar Technologies Inc. and Flowray Inc. (collectively called “Flowstar”) involved in the development of products for the petroleum industry. The original purchase agreement of the two companies was amended in 2004 to increase the interest to be acquired by Wescorp from 51% to 100%. The target companies were in the start-up phase of operations in 2003. In 2004, Flowstar completed the development and testing of its products and reported sales. In August 2004, the Company acquired 100% of the outstanding shares of Vasjar Trading Ltd. (“Vasjar”) in order to obtain the rights to Digital Chart Recording (“DCR”) technology.

The DCR system consists of a turbine based flow measurement signal generating device, temperature and pressure probes and a flow computer, which performs the corrected flow calculations. The primary source of revenue for the Company is from the sale of DCR systems, related accessories and service of the systems.

The Company’s year end is December 31. The Company is headquartered in Calgary, Alberta, Canada.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates
Preparing financial statements in conformity with accounting principles generally accepted in the United States of America requires the use of estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results may differ from estimated amounts. Significant estimates and assumptions include determining the useful lives of property, equipment and intangible assets, carrying values of investments, financial instruments, non-monetary transactions and the fair value of stock-based compensation.

Principles of Consolidation
During the year ended December 31, 2006, the Company incorporated a wholly-owned subsidiary Flowstar Technologies (USA) Inc. (“Flowstar USA”). The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries Flowstar, Flowstar USA, and the wholly-owned subsidiaries discussed in Note 9. All significant inter-company accounts and transactions have been eliminated.

Reclassifications
Certain amounts from prior periods have been reclassified to conform to the current period presentation.

Going Concern
These consolidated financial statements have been prepared under the assumption that the Company will continue on a going concern basis and that it will be able to realize assets and discharge liabilities in the normal course of business. As reported in the accompanying financial statements, the Company has incurred an accumulated deficit of approximately $19,700,000 through December 31, 2006. The Company has changed its focus to acquire, develop, and commercialize technologies that are designed to improve the management, environmental and economic performance of field operations in the oil and gas industries which will, if successful, assist to mitigate factors which raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability, secured creditor realizations and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue as a going concern.

The Company’s continuance as a going concern is dependent upon its ability to raise financing and generate sufficient revenue to achieve profitable operations in the future. Management believes the Company will attain these goals by expanding its revenue base, seeking additional capital from new equity or debt securities offerings that will provide funds needed to increase liquidity, fund internal growth and fully implement its business plan.

Going Concern (continued)
Through the next fiscal year, management estimates that significant additional funding is necessary to continue operations, expand Canadian markets and develop markets in the United States for the Flowstar technology, develop a pilot plant for the Ellycrack technology, and to acquire any new businesses. The timing and amount of capital requirements will depend on a number of factors, including demand for products and services and the availability of opportunities for international expansion through affiliations and other business relationships.

Cash and Cash Equivalents
The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. Cash trust accounts are funds received from stock sales and administered by the Company’s corporate counsel. These funds are not restricted.

Restricted Cash
Restricted cash consists of cash held in a trust account and is reserved for the settlement of certain accounts payable balances. Accordingly, the restricted cash is included in current assets.

Concentration of Cash and Credit Risk
The Company maintains its cash in commercial accounts at major Canadian and U.S. financial institutions. At times, amounts maintained exceed Federal Deposit Insurance Corporation insured limits.

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

During the year ended December 31, 2006, sales to two customers accounted for 18% and 12% of net sales, respectively. During the year ended December 31, 2005, sales to one customer accounted for 23% of net sales

Inventories
Inventories consist of raw materials and finished goods which are stated at the lower of cost, determined on a weighted average basis, or market. The cost of finished goods includes other direct manufacturing costs. At December 31, 2006, prepaid expenses and advances included approximately $250,000 of deposits paid to key vendors for purchases of inventory which were subsequently received in 2007.

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

The Company evaluates the recoverability of property and equipment when changes in events or circumstances indicate that such assets might be impaired. The Company determines impairment by comparing the undiscounted future cash flows estimated to be generated by these assets to their respective carrying amounts. Management has determined that no impairment has occurred as of December 31, 2006.

Investments
The Company’s investments consist of both publicly traded and privately held equity securities.

For publicly traded investments the Company follows Statement of Financial Accounting Standards (“SFAS”) No. 115 “Accounting for Certain Investments in Debt and Equity Securities”. Under this method the Company’s investment in publicly traded securities are classified as available-for-sale securities and are reported at fair value. Fair value is based on quoted market prices as of the end of the reporting period. Unrealized gains and losses on these investments are reported net of related income tax effects in accumulated other comprehensive income, a separate component of stockholders’ equity, and are charged to net income when realized.

Investments in securities for which market values are not readily determinable and the Company does not have the ability to exercise significant influence in the underlying company are carried at cost unless impairment is otherwise indicated. Dividends and other distributions of earnings, if any, are included in income when declared. The Company periodically evaluates the carrying value of its investments, which are recorded at the lower of cost or estimated net realizable value.

Intangible Assets
The Company accounts for its intangible assets in accordance with SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 142 prohibits the amortization of goodwill and other intangible assets with indefinite lives and requires periodic reassessment of the underlying value of such assets for impairment. Under SFAS No. 142, intangible assets with a finite life are amortized over their useful life. The Company’s intangible asset consists of DCR technology which is being amortized over its expected useful life of approximately eight years.

Revenue and Cost Recognition
The Company recognizes revenue when the customer has accepted delivery of the product, has agreed it meets their requirements, when no significant contractual obligations for completion remain, and collection is reasonably assured. Revenue is reported net of a provision for estimated product returns. The Company follows EITF Issue 00-10, “Accounting for Shipping and Handling Fees and Costs” (“Issue 00-10”). Issue 00-10 requires that all amounts billed to customers related to shipping and handling should be classified as revenues. The Company sells its products directly, using in-house sales employees. Cost of sales is primarily made up of direct product costs, shipping and handling.

Product Warranties
The Company sells the majority of its products with one-year unconditional repair or replacement warranties. Warranty expense is included in cost of sales.

Advertising Expenses
Advertising expenses consist primarily of costs incurred in the design, development, and printing of Company literature and marketing materials. The Company charges these costs to operations during the period in which they are incurred.

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

Earnings Per Share
Basic earnings per share is computed in accordance with SFAS No. 128, “Earnings Per Share”. Under this method basic earnings per share is computed by dividing net income available to common shareholders by the weighted average common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity similar to fully diluted earnings per share. Although there were common stock options and warrants outstanding at December 31, 2006, they were not included in the calculation of earnings per share because they would have been considered anti-dilutive.

Stock-Based Compensation
In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123R, “Share-Based Payment”. SFAS No. 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. SFAS No. 123R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123R requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. The Company had previously adopted the fair value based method of accounting for stock-based compensation; therefore, the adoption of this standard has had no impact on our reported financial position or results of operations.

Fair Value of Financial Instruments
The Company's financial instruments as defined by SFAS No. 107, "Disclosures about Fair Value of Financial Instruments”, include cash, restricted cash, accounts and note receivables, prepaid expenses and advances, accounts payable, accrued expenses and notes payable. All instruments are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates their fair values.

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

Recently Issued Accounting Pronouncements
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”. This Statement permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. This Statement is effective for fiscal years beginning after November 15, 2007, which for the Company would be the fiscal year beginning January 1, 2008. The Company is currently assessing the impact of SFAS No. 159 on its financial position and results of operations.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.” This Statement requires an employer to recognize the over funded or under funded status of a defined benefit post retirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position, and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. This Statement is effective for fiscal years ending after December 15, 2006. The implementation of SFAS No. 158 did not have an impact on the Company’s financial position and results of operations.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measures”. This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), expands disclosures about fair value measurements, and applies under other accounting pronouncements that require or permit fair value measurements. SFAS No. 157 does not require any new fair value measurements. However, the FASB anticipates that for some entities, the application of SFAS No. 157 will change current practice. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, which for the Company would be the fiscal year beginning January 1, 2008. The Company is currently evaluating the impact of SFAS No. 157 but does not expect that it will have a material impact on its financial statements.

In September 2006, the SEC issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB No. 108 addresses how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements. SAB No. 108 requires companies to quantify misstatements using a balance sheet and income statement approach and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. SAB No. 108 is effective for periods ending after November 15, 2006. The adoption of SAB No. 108 did not have a material effect on the Company’s financial statements.

NOTE 3 – INVENTORIES

The components of inventory at December 31, 2006 and 2005 were as follows:

	2006	2005
Finished goods	$1,025,847	$966,170
Raw materials	27,410	36,935
	$1,053,258	$1,003,105

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at December 31, 2006 and 2005:

	2006	2005
Automotive equipment	$166,275	$166,275
Computer hardware	37,134	36,969
Computer software	13,851	11,666
Furniture and fixtures	23,584	12,910
Leasehold improvements	38,143	33,109
Office equipment	43,318	41,262
Tools and equipment	22,489	16,799
	344,794	318,990
Less: accumulated depreciation	206,600	109,226
	$138,194	$209,764

Depreciation and amortization expense for the years ended December 31, 2006 and 2005 was $100,436 and $61,507, respectively.

NOTE 5 – INVESTMENTS

The components of investments at December 31, 2006 and 2005 were as follows:

	2006	2005
Synenco Energy Inc.	$2,087,500	$2,484,585
Ellycrack AS	538,186	388,186
Eureka Oil AS	15,840	-
Tarblaster AS	14,399	-
	$2,655,925	$2,872,771

Synenco Energy Inc.
In June 2003, the Company signed an option agreement allowing the Company to purchase up to 1,000,000 common stock shares of Synenco Energy Inc. (“Synenco”), a company involved in the potential development of an oil sands lease in the Athabasca Oil Sands area of northern Alberta, Canada. The Company purchased 170,000 Synenco shares and paid $530,462, which was recorded as a long-term investment using the cost method of accounting. The balance of the option expired without being exercised on March 31, 2004. In November 2005, Synenco became a publicly traded company on the TSX Exchange and the value of the shares increased substantially. As such, the Company reclassified its investment to available-for-sale securities and recorded the investment at its fair value. During the year ended December 31, 2006, the Company incurred an unrealized holding loss of $466,769 and as of December 31, 2006, has recorded a cumulative unrealized holding gain of $1,557,038 in accumulated other comprehensive income, net of a $80,617 currency translation adjustment. No income tax effect was reflected as the Company has available net operating loss carryforwards in excess of the unrealized holding gain. The investment in Synenco was disposed of subsequent to year end, refer to Note 18

Agreement with Ellycrack AS
Wescorp has purchased an aggregate 752,000 shares of common stock of Ellycrack AS (“Ellycrack”), a privately held company in Norway, which represents 13.45% of the issued and outstanding common shares of Ellycrack. Wescorp acquired 255,000 shares in consideration of $119,000. On September 15, 2004, the Company issued 300,000 of its common shares to Ellycrack in exchange for 400,000 shares of Ellycrack. The value ascribed to the Ellycrack shares of $150,000 was calculated based on the median trading price of Wescorp shares on that day (being $0.50) . In the first quarter of 2006, Wescorp paid $150,000 for 65,000 additional common shares of Ellycrack at 15 Kroners per share (approximately $2.31 per share).

Investment in Eureka Oil AS
In the fourth quarter of 2006, Wescorp paid $15,840 for 66,667 common shares of Eureka Oil AS (“Eureka”), a privately held company in Norway, at 1.50 Kroners per share (approximately $0.24 per share). Wescorp’s investment represents 0.03% of the issued and outstanding common shares of Eureka.

Investment in Tarblaster AS
In the fourth quarter of 2006, Wescorp paid $14,399 for 900,000 common shares of Tarblaster AS (“Tarblaster”), a privately held company in Norway, at 0.10 Kroners per share (approximately $0.02 per share). Wescorp’s investment represents 13.85% of the issued and outstanding common shares of Tarblaster.

NOTE 6 – TECHNOLOGY

The Company holds DCR technology rights through its subsidiaries Flowstar and Vasjar. These rights are included in intangible assets (Refer to Note 9). The Company’s intangible assets are summarized as follows at December 31:

	2006	2005
DCR technology acquired from Vasjar	$3,503,824	$3,503,824
DCR technology acquired from Flowstar	414,073	414,073
	3,917,897	3,917,897
Accumulated amortization	1,223,281	706,635
	$2,694,616	$3,211,262

The Company has the right to use these DCR technologies in markets in Canada and outside of Canada. Amortization of the technology is recorded on a straight-line basis over its useful life of approximately 8 years which is estimated be March 2012. The Company periodically reviews its DCR technology rights to assess carrying value recoverability based on projected undiscounted cash flows from operations. Impairments are recognized in operating results when a permanent diminution in value occurs. At December 31, 2006, no indication of impairment of the Company’s DCR technology was identified.

NOTE 7 – NOTES PAYABLE

The following comprise the Company’s notes payable at December 31, 2006 and 2005:

	2006	2005
Note payable – Interest at 0.0%, and secured by automotive assets of Flowstar, payable $569 per
month, principal only, due July 2008	$10,813	$17,634
Note payable – Interest at 7.75%, compounded monthly and secured by automotive assets of
Flowstar, payable $677 per month, principal and interest, due September 2009	20,064	26,358
Note payable – Interest at 9.45%, compounded monthly and secured by automotive assets of
Flowstar, payable $387 per month, principal and interest, due July 2010	14,059	17,200
Note payable – Interest at 0.90%, compounded monthly and secured by automotive assets of
Flowstar, payable $627 per month, principal and interest, due September 2010	27,767	34,998
Note payable – Interest at 0.0%, and secured by automotive assets of Flowstar, payable $825 per
month, principal only, due November 2009	28,887	38,773
Notes payable – Interest at 0.0%, unsecured, due April 2007	22,475	22,475
Total notes payable	124,065	157,438
Amounts due within one year	47,936	47,038
	$76,129	$110,400

Future principal payments on notes payable are as follows:

Years ending December 31,
2007	$47,936
2008	32,426
2009	26,595
2010	8,251
2011	8,857
$124,065

NOTE 8 – COMMON STOCK AND WARRANTS

The Company is authorized to issue 250,000,000 shares of $0.0001 par value common stock and 50,000,000 shares of $0.0001 par value preferred stock. All common stock shares have equal voting rights, are non-assessable and have one vote per share. Voting rights are not cumulative and, therefore, the holders of more than 50% of the common stock could, if they choose to do so, elect all of the directors of the Company. The preferred shares may be issued in series, with the powers, rights and limitations of the preferred shares to be determined by the Company’s board of directors. As of December 31, 2006, no preferred shares had been issued.

2006 Stock Transactions
In January 2006, the Company issued 2,208,654 shares of common stock for total proceeds of $773,029. These shares were issued upon the exercise of warrants at an exercise price of $0.35 per share.

In May and June 2006, the Company issued 1,500,000 shares of common stock for total proceeds of $225,000. These shares were issued to directors of the Company upon the exercise of warrants at an exercise price of $0.15 per share.

In August 2006, the Company issued 625,240 shares of common stock for total proceeds of $218,694. These shares were issued upon the exercise of warrants at an exercise price of $0.35 per share.

In December 2006, the Company completed a private placement of 7,944,150 units at a price of $0.50 per unit for total proceeds of $3,972,075. Each unit consists of one share of common stock and one common stock warrant. One warrant entitles the holder to purchase one additional common share at a price of $0.75 per share at any time until the close of business on December 15, 2008. After six months from the date of issue, the warrants shall be deemed exercised, in accordance with their terms, if at any time prior to their expiry the weighted average trading price of the Company's common shares as traded on the NASD OTC Bulletin Board for the previous ten (10) trading days is at least $1.50 per share. In the event that the aggregate exercise price for the warrants is not tendered to the Company within 30 days of their deemed exercise, at the option of the Company, such warrants will be deemed cancelled Holders of debentures totaling $1,180,250 agreed to have their investment redirected to units of this private placement. In conjunction with this private placement the Company paid a 10% commission in the form of 796,274 units that have the same terms and conditions as the private placement units.

On November 22, 2006, in connection with an agreement with Mr. Jack Huber, the Company issued 1,000,000 shares of common stock to settle an outstanding liability which arose as a result of the requirements in Tranche 2, Stage One of the Vasjar purchase agreements (Refer to Note 9).

Additional equity transactions during the year ended December 31, 2006 included the issuance of 200,000 shares of common stock valued at $108,000 to a consultant for services related to developing a marketing strategy for products currently sold by the Company, 312,500 shares of common stock valued at $156,563 issued to consultants for investor relations and product marketing services, and the issuance of 100,000 shares of common stock valued at $63,900 to compensate two directors of the Company in the form of directors’ fees.

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

Common Stock Warrants (continued)

In November 2006, the Company issued 275,000 common stock warrants with an exercise price of $0.50 per share and an expiration date of November 2009 in exchange for investor relations services. The fair market value of the warrants was recorded at $72,400 and is included in advertising and investor relations.

During March and April 2004, the Company completed a private placement of 3,231,000 units with 926,000 whole share purchase warrants exercisable to purchase one additional common share at a price of $0.50 until March 15, 2006, 1,740,000 one-half of one share purchase warrants where one whole warrant is exercisable to purchase one additional common share at a price of $1.00 until the close of business on March 15, 2005, and 565,000 one-half of one share purchase warrants, with each whole warrant exercisable to purchase one additional common share at a price of $1.00 until the close of business on April 16, 2005. In March 2006, the Company received funds from the holders of 190,000 of these warrants who indicated that they wished them to be exercised. Subsequent to receiving this notice, these investors decided to forego their right to exercise these warrants and instead decided to have their investment redirected to units of the private placement which closed in December 2006. The remaining warrants not part of this redirection transaction have now expired.

In December 2003, the Company issued 1,400,000 common stock warrants with an exercise price of $0.25 per share and an expiration date of December 2006, to three consultants for providing services. During the current year, the Company received notice from a warrant holder of their intention to exercise 200,000 warrants. The funds relating to the exercise of these warrants were not received until January 2007 and accordingly the expiry date for these warrants was extended to that date. In addition, the holders of 300,000 warrants gave the Company notice of their intention to exercise their warrants however no funds have been received relating to the exercise of these warrants. The expiry date relating to these 300,000 warrants has been extended to April 2007. The incremental value attributed to the extension of these warrants was nominal. The remaining warrants expired December 1, 2006.

As of December 31, 2006, the Company had the following common stock purchase warrants outstanding:

Number of shares	Exercise	Expiration
under warrants	price	date
200,000	$0.25	January 2007
300,000	$0.25	April 2007
1,000,000	$0.15	June 2008
100,000	$0.74	May 2009
7,944,150	$0.75	December 2008
275,000	$0.50	November 2009
9,819,150

NOTE 9 –AGREEMENT WITH VASJAR TRADING LTD.

In connection with the acquisition of Flowstar, the Company concluded the acquisition of 100% of the outstanding shares of Vasjar, a British Virgin Islands company on August 19, 2004. Vasjar in turn owns five Barbadian subsidiaries including 100% of the outstanding shares of Quadra Products International Inc. (“Quadra”) and Flowstar International, Inc. (“Flowstar International”). Vasjar’s wholly-owned subsidiary Quadra owns the rights to the technology related to the DCR 900 system. Pursuant to an agreement dated effective as of August 30, 2003, Flowray Inc. had transferred to Quadra all of its intellectual property rights, including rights to DCR technology, in consideration of a promissory note in the principal amount of $436,270 (CDN$604,500) without interest. On December 31, 2004 Flowray and Flowstar were amalgamated and as a result the promissory note is now an asset of Flowstar. This promissory note is eliminated upon consolidation.

The purchase called for the initial payment of 2,400,000 common shares of Wescorp, with an additional minimum 2,080,000 common shares issued over three years (480,000 on or before April 1, 2005, 800,000 on or before April 1, 2006, and 800,000 on or before April 1, 2007).

In consideration of the purchase of all the outstanding shares of Vasjar from its two shareholder entities that each owned 50% of Vasjar’s outstanding shares, Wescorp issued shares (and will issue additional shares), all of which are required to be registered for resale upon delivery, to each of the two former shareholders of Vasjar in equal amounts as follows:

  Tranche 1: an aggregate of 2,400,000 shares of common stock of the Company (1,200,000 shares to each of the shareholders) on April 28, 2004; and

  Tranche 2: up to an aggregate of 2,080,000 additional shares of common stock of the Company (1,040,000 additional shares to each of the two former shareholders to be issued in stages as follows:

Stage One. On or before April 1, 2005, the Company was required to issue 480,000 additional shares based on sales achieved in the 2004 calendar year. Wescorp was not able to deliver free-trading shares on April 1, 2005 and was obligated to issue to the former Vasjar shareholders an additional 288,000 Wescorp common shares (144,000 shares to each shareholder). These shares were delivered and accepted by the former Vasjar shareholders on September 28, 2005. During the year ended December 31, 2005, the Company recorded a $233,280 charge to operations as a result of the penalty shares.

Stage Two. On or before April 1, 2006, the Company was required to issue 800,000 additional shares based on sales achieved in the 2005 calendar year. The Company was not able to deliver free-trading shares on April 1, 2006, and as a result, the Company was obligated to issue to the former Vasjar shareholders an additional 720,000 Wescorp common shares (360,000 shares to each shareholder). During the year ended December 31, 2006, the Company recorded a $316,800 charge to operations as a result of the penalty shares. This amount is included in accrued liabilities at December 31, 2006.

Stage Three. On or before April 1, 2007, Wescorp was required to issue 800,000 common shares (400,000 shares to each shareholder) to the former Vasjar shareholders based on sales achieved in the 2006 calendar year. The Company was not able to deliver free-trading shares on April 1, 2007, and as a result, the Company was obligated to issue to the former Vasjar shareholders an additional 80,000 Wescorp common shares (40,000 shares to each shareholder).

On April 1, 2006, the Company was not able to deliver free-trading shares called for under Tranche 2, Stage Two, and thus the Company was required to pay the former Vasjar shareholders an additional 80,000 Wescorp common shares for each month that the shares were not delivered. As of February 1, 2007, Wescorp was required to pay an additional 880,000 common shares. In February 2007, Mr. Jack Huber acquired the interests of the former Vasjar shareholders in connection with the share delivery requirements of Tranche 2, Stage Two. As a result, the Company now owes the shares under Tranche 2, Stage Two to Mr. Huber. As of the date of these financial statements, the Company had not yet delivered the shares owed to Mr. Huber pursuant to Tranche 2, Stage Two.

If any of the Wescorp shares to be issued to the former Vasjar shareholders have not been delivered for a period of 182 days after the applicable due date, the former Vasjar shareholders may at their option terminate the share purchase agreements. The former Vasjar shareholders did not exercise these rights, and they received all of the penalty shares that accrued until this obligation had been met under both Stage One and Stage Two. Wescorp has also received a written waiver from Mr. Huber waiving and canceling any termination rights that Mr. Huber may have as a result of his acquisition of certain rights under the Vasjar purchase agreements. In addition, the Company pledged to the former Vasjar shareholders all the Vasjar shares as security to guarantee Wescorp’s performance under the share purchase agreements.

The balance of the fair market value of the shares due to the former Vasjar shareholders is $800,000 and has been included in current liabilities.

Through March 2007, the Company had recorded a charge to operations of $96,000 to issue an additional 240,000 common shares as the free-trading shares associated with Stage Two have not been issued.

NOTE 10 – CONVERTIBLE DEBENTURES

During the year ended December 31, 2005, the Company issued debentures in the amount of $1,552,319 which bear interest at the rate of 14% per annum payable quarterly that originally matured on December 31, 2005. During the current year, holders of debentures totaling $1,180,250 agreed to have their investment redirected to units of the private placement that was completed in December 2006 (see Note 8). In addition, the holders of $90,000 in debentures have agreed to extend the terms of the debenture agreement through June 30, 2007. The remaining balance for debentures totaling $282,069 was repaid in the year ended December 31, 2006. The remaining debentures are secured by way of a security interest over the inventories and accounts receivable of Flowstar.

The debentures may, at the option of the holder, be converted into units of the Company at a price of $0.90 per unit at any time prior to the maturity date. Each unit shall be comprised of one common share of the Company and one common share purchase warrant each of which may be exercised at any time up to December 31, 2007 as follows:

a)	if exercised on or before June 30, 2007, the holder of a warrant shall be entitled to purchase one common share for each warrant held for $1.00 per common share; and

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

The Company shall be entitled to prepay the debenture in whole or in part, at any time prior to the maturity date subject to the following:

a)	the Company provides the holder with at least one month’s prior written notice of the Company’s intention to repay the debenture; and

b)	at the date the notice is issued the weighted average trading price of the Company's common shares as traded on the NASD OTC Bulletin Board for the ten previous trading days was at least $1.35 per share.

The convertible debentures contained a beneficial conversion feature computed at their intrinsic value, which was the difference between the conversion price and the fair value on the debenture issuance date of the units into which the debt was convertible, multiplied by the number of shares into which the debt was convertible at the commitment date. Since the beneficial conversion feature was to be settled by issuing equity, the amount attributed to the beneficial conversion feature, or $207,000, was recorded as an interest expense and a component of equity on the issuance date.

NOTE 11 – STOCK OPTIONS

During the year ended December 31, 2006, the Company issued a combined total of 526,391 (2005 - 2,326,881) options to purchase common shares to officers. Changes in the number of stock options outstanding are summarized as follows:

	December 31, 2006		December 31, 2005
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Options	Price	Options	Price
Outstanding, beginning of period	2,326,881	$0.56	-	$-
Granted	526,391	0.51	2,326,881	0.56
Outstanding, end of period	2,853,272	$0.55	2,326,881	$0.56

The weighted average remaining contractual life of the options is 34 months.

NOTE 12 – STOCK-BASED COMPENSATION

The fair value of stock option grants during the years ended December 31, 2006 and 2005 were calculated using the Black-Scholes option pricing model incorporating the following weighted average assumptions:

	2006	2005
Risk free interest rate	4.0%	3.0%
Expected dividend yield	Nil	Nil
Expected stock price volatility	111%	117%
Expected average option life	2 to 4 years	4 years
Weighted average grant date fair value per option	$ 0.34	$ 0.43

NOTE 13 – WARRANTS

The fair value of the warrants issued during the year ended December 31, 2006 was calculated using the Black-Scholes option pricing model incorporating the following weighted average assumptions:

Risk free interest rate	4.0%
Expected dividend yield	Nil
Expected stock price volatility	111%
Expected average option life	3 years
Weighted average grant date fair value per option	$ 0.32

There were no warrants issued during the year ended December 31, 2005.

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

NOTE 15 – COMMITMENTS AND CONTINGENCIES

Agreement with Legal Service Provider
In September 2003, the Company approved a transaction with a legal service provider in recognition of a previous credit accommodation. The transaction provided for a direct grant of 100,000 common shares and an additional 100,000 common stock warrants exercisable at $0.50 for five years with a cashless exercise feature. As part of the transaction, the party agreed to cap legal service costs at an agreed upon maximum rate from September 2003 to December 2004, amounting to a reduction of $100 per hour. As of December 31, 2006, the Company had issued 100,000 shares but no warrants to the legal service provider. The Company no longer has engaged this legal service provider.

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

Operating Leases
The Company leases office and manufacturing space in Edmonton, Alberta, Canada for approximately $6,200 per month and office space in Houston, Texas for $800 per month under month-to-month operating lease agreements. The Company also leases office space in Calgary, Alberta, Canada for approximately $5,220 per month which expires in June 2011.

In addition, the Company has entered into lease agreements with respect to vehicles which have minimum lease payments of approximately $1,360 per month until May 2009 and a photocopier which has minimum lease payments of approximately $500 per month until December 2008.

In October 2006, the Company entered into an agreement with a Canadian research and development organization to provide facilities and other resources necessary to test the Ellycrack pilot plant under long-term usage. These tests are necessary in order to determine the potential commercial feasibility of this process and what, if any, modifications will be required to the design of a commercially viable plant. Under the terms of this agreement, the Company is required to pay a minimum fee of approximately $16,000 (CAD $18,500) per month commencing April 2007 for the provision of technical and research assistance and related services as well as facility rental for a period of twenty-four months. Upon signing the agreement the Company paid a deposit in the amount of $153,918 (CAD $180,000) which is included in prepaid expenses and advances.

Annual future aggregate minimum payments under operating leases and commitments are as follows:

Years ending December 31,
2007	$227,790
2008	275,400
2009	114,410
2010	68,904
2011	34,452
$720,956

Total rent expense for operating leases was $162,487 and $91,479 for the years ended December 31, 2006 and 2005, respectively.

NOTE 16 - RELATED PARTY TRANSACTIONS

Related Party Transactions
Summary of related party transactions as follows for the years ended December 31, 2006 and 2005:

	2006	2005
Stock-based compensation paid or accrued to directors of the Company	$84,494	$1,002,300
Interest accrued on note payable to AHC Holdings Inc. (“AHC”)	$21,370	$-
Consulting fees accrued to AHC	$130,000	$-

AHC is a private company beneficially owned and controlled by a director of the Company.

Executive Compensation
During the year ended December 31, 2007, the Company incurred a liability for compensation to its Chief Executive Officer in the amount of $14,159 (2005 - $30,862). The outstanding balance is reflected in due to related parties.

Note Payable
On June 20, 2006, the Company entered into an agreement with AHC, under which AHC would lend the Company $500,000. AHC is a private company beneficially owned and controlled by a director of the Company. The loan is structured as a promissory note that bears interest at the rate of 8% per annum, is due on demand, and is guaranteed by two of the Company’s officers. The outstanding balance of $500,000 and the related accrued interest of $21,370 are reflected in due to related parties.

Consulting Agreement
The Company has entered into a month-to-month agreement with AHC, under which AHC provides consulting services to the Company at a rate of $21,667 per month. The outstanding balance of $130,000 is reflected in due to related parties.

Related Party Notes Payable
On January 28, 2003, the Company entered into an agreement with AHC, under which AHC would lend Wescorp up to $1,750,000. The loan was structured as a borrowing facility, was unsecured and all advances bore interest at the rate of 15% per annum. All advances, regardless of the date advanced, were originally due on December 31, 2005. As of December 31, 2004, the Company had borrowed approximately $1,979,593 including accrued and unpaid interest.

On March 15, 2005, AHC agreed to convert this debt plus accrued and unpaid interest to units of the Company at a price of $0.87 per unit. Each unit consists of one common stock share and one common stock share purchase warrant (the "Warrant(s)") each of which may be exercised at any time up to June 30, 2008 as follows:

a)	if exercised on or before June 30, 2007, the holder of each Warrant shall be entitled to purchase one common share for $1.00; and

b)	thereafter until to June 30, 2008, the holder of each Warrant shall be entitled to purchase one common share for $2.00.

The original note was denominated in Canadian dollars. Upon signing the above agreement the parties agreed to a value of the note in the amount of $1,924,681 as at March 15, 2005. Based on this valuation, the Company agreed to issue 2,212,277 units in full settlement of the debt and accrued interest. As of December 31, 2006, these units had not yet been issued.

Further, on January 28, 2003, the Company granted warrants to AHC to purchase 1,000,000 shares of common stock at an exercise price of $0.15 per share in connection with the above stated loan. These warrants were exercised on March 6, 2006.

NOTE 17 – INCOME TAXES

At December 31, 2006, the Company had net deferred tax assets, calculated at an expected combined rate of 40%, of approximately $6,454,000 principally arising from net operating loss (“NOL”) carryforwards for income tax purposes. As management of the Company cannot determine that it is more likely than not that the Company will realize the benefit of the net deferred tax asset, a valuation allowance equal to the net deferred tax asset has been established. The significant components of the net deferred tax assets were as follows at December 31:

	2006	2005
Available NOL carryforwards	$16,000,000	$12,600,000
Deferred tax asset	$6,454,000	$5,229,000
Deferred tax asset valuation allowance	$(6,454,000)	$(5,229,000)

At December 31, 2006, the Company has NOL carryforwards of approximately $17,400,000, which expire in the years 2009 through 2026. The Company allocated approximately $1,400,000 of NOL carryforwards to offset potential taxes related to the unrealized holding gain in available-for-sale securities. The increase in the allowance account from December 31, 2005 to December 31, 2006 was $1,225,000.

NOTE 18 – SUBSEQUENT EVENTS

In January 2007, the Company received $50,000 total proceeds from the exercise of 200,000 warrants with an exercise price of $0.25. These warrants were to have expired in December 2006 but were extended to January 2007 to allow the investor the opportunity to fund the exercise of the warrants. The incremental value attributed to the extension of these warrants was nominal.

On March 23, 2007, the Company exchanged its 170,000 shares of Synenco for 470,143 shares of Oilsands Quest Inc. (“Oilsands”), a company publicly traded on the American Stock Exchange. At March 23, 2007, the closing share price of Oilsands was $4.00 representing a fair value of $1,880,572. On the same date, the closing share price of Synenco was approximately $10.13 (CDN$11.72) representing a fair value of $1,722,370.

EXHIBIT INDEX

Exhibit
Number	Description
2.1

Share Purchase and Subscription Agreement dated June 9, 2003 among the Company, 1049265 Alberta Ltd., Flowray, Flowstar, New Millennium Acquisitions Ltd. ("New Millennium") and Gregory Burghardt. (Incorporated by reference to the Company’s Current Report on Form 8-K/A filed with the Commission on May 12, 2004, File No. 000-30095.)

2.2

Share Purchase Agreement dated as of January 14, 2004 between the Company and the Trustee of the Epitihia Trust. (Incorporated by reference to the Company’s Current Report on Form 8-K/A filed with the Commission on May 12, 2004, File No. 000-30095.)

2.3

Share Purchase Agreement dated as of January 14, 2004 between the Company and the Trustee of the Abuelo Trust. (Incorporated by reference to the Company’s Current Report on Form 8-K/A filed with the Commission on May 12, 2004, File No. 000-30095.)

2.4

Share Purchase and Subscription Amending Agreement dated January 14, 2004 among the Company, 1049265 Alberta Ltd., Flowray, Flowstar, New Millennium and Gregory Burghardt. (Incorporated by reference to the Company’s Current Report on Form 8- K/A filed with the Commission on May 12, 2004, File No. 000-30095.)

2.5

Share Purchase Agreement dated as of January 14, 2004 between the Company and Epitihia Trust. (Incorporated by reference to the Company’s Current Report on Form 8-K/A filed with the Commission on May 12, 2004, File No. 000-30095.)

2.6

Share Purchase Agreement dated as of January 14, 2004 between the Company and Abuelo Trust. (Incorporated by reference to the Company’s Current Report on Form 8-K/A filed with the Commission on May 12, 2004, File No. 000-30095.)

2.7

Share Purchase Option Agreement dated February 10, 2004 between the Company and Olav Ellingsen (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on April 9, 2004, File No. 000-30095.)

2.8

Amending Agreement dated as of June 16, 2004 between the Company and the Trustee of the Epitihia Trust. (Incorporated by reference to the Company’s Quarterly Report on Form 10-QSB filed with the Commission on August 26, 2004, File No. 000-30095.)

2.9

Amending Agreement dated as of June 16, 2004 between the Company and the Trustee of the Abuelo Trust. (Incorporated by reference to the Company’s Quarterly Report on Form 10-QSB filed with the Commission on August 26, 2004, File No. 000-30095.)

2.10

Form of Subscription Agreement dated March 15, 2005 by and between Wescorp and the Purchaser named therein. (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on March 21, 2005, File No. 000-30095.)

2.11

Form of Subscription Agreement dated April 28, 2005 between and Wescorp and the Purchaser named therein. (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on April 29, 2005, File No. 000-30095.)

2.12

Form of Subscription Agreement between the Company and the United States Resident Purchaser named therein. (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on December 24, 2006, File No. 000-30095.)

2.13

Form of Subscription Agreement between the Company and the Non-United States Resident Purchaser named therein. (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on December 24, 2006, File No. 000-30095.)

2.16

Purchase Agreement dated March 23, 2007 between the Company and 306538 Alberta Ltd. (Incorporated by reference to the Company’s Current Report on Form 8-k filed with the Commission on March 27, 2007, File No. 000-30095.)

3.1

Restated Articles of Incorporation of the Company filed February 17, 2004. (Incorporated by reference to the Company’s Annual Report on Form 10-KSB/A filed with the Commission on May 13, 2004, File No. 000- 30095.)

4.1	Form of Common Stock Purchase Warrant dated March 15, 2005. (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on March 21, 2005, File No. 000-30095.)

4.2

Certificate for 14% Secured Convertible Debenture dated April 28, 2005 (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on April 29, 2005, File No. 000-30095.)

4.3	Form of Common Stock Purchase dated April 28, 2005. (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on April 29, 2005, File No. 000-30095.)

4.4

Addendum dated February 6, 2003 to that certain Loan Agreement dated January 28, 2003 between the Company and AHC Holdings Ltd. containing Stock Purchase Warrant (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on April 28, 2003, File No. 000-30095.)

4.5

Form of Warrant issued to the United States Resident Purchaser named therein. (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on December 24, 2006, File No. 000- 30095.)

4.6

Form of Warrant issued to the Non-United States Resident Purchaser named therein. (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on December 24, 2006, File No. 000- 30095.)

10.1

Hypothecation Agreement dated as of July 6, 2004 between the Company, the Trustee of the Epitihia Trust and Yearwood & Boyce. (Incorporated by reference to the Company’s Quarterly Report on Form 10-QSB filed with the Commission on August 26, 2004, File No. 000-30095.)

10.2

Hypothecation Agreement dated as of July 6, 2004 between the Company, the Trustee of the Abuelo Trust and Yearwood & Boyce. (Incorporated by reference to the Company’s Quarterly Report on Form 10-QSB filed with the Commission on August 26, 2004, File No. 000-30095.)

10.3	Employment Agreement of Douglas Biles. (Incorporated by reference to the Company’s Quarterly Report on Form 10QSB filed with the Commission on November 14, 2005, File No. 000-30095.)

10.4	Employment Agreement of Terry Mereniuk (Incorporated by reference to the Company’s Quarterly Report on Form 10QSB filed with the Commission on November 14, 2005, File No.000-30095.)

10.5

Memorandum Amending Agreement dated January 14, 2004 among the Company, Flowray and Flowstar. (Incorporated by reference to the Company’s Current Report on Form 8-K/A filed with the Commission on May 12, 2004, File No. 000-30095.)

10.6

Intellectual Property Purchase Agreement dated and effective August 30, 2003 between Flowray and Quadra Products International Inc. (Incorporated by reference to the Company’s Current Report on Form 8-K/A filed with the Commission on May 12, 2004, File No. 000-30095.)

10.7

Letter of Intent dated February 10, 2004 between the Company and Ellycrack AS (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on April 9, 2004, File No. 000-30095.)

10.8*	Letter Agreement, dated as of November 22, 2006, between the Company and Jack Huber

14.1*	Code of Ethics

21.1	Schedule of Subsidiaries of the Company (Incorporated by reference to the Company’s Annual Report on Form 10-KSB/A filed with the Commission on May 13, 2004, File No. 000-30095.)

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 *	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Filed herewith.