Form 10QSB
period 2007-03-31
WESCORP ENERGY INC
filed 2007-05-15
CIK 1069489

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2007

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
Yes [   ] No [X]

Number of shares outstanding of the registrant's class of common stock as of May 8, 2007 was 52,716,289.

Transitional Small Business Disclosure Format (Check one): Yes [   ] No [X]

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

  THIS QUARTERLY REPORT ON FORM 10-QSB CONTAINS PREDICTIONS, PROJECTIONS AND OTHER STATEMENTS ABOUT THE FUTURE THAT ARE INTENDED TO BE “FORWARD-LOOKING STATEMENTS” (COLLECTIVELY, “FORWARD-LOOKING STATEMENTS”). FORWARD-LOOKING STATEMENTS INVOLVE RISKS AND UNCERTAINTIES. A NUMBER OF IMPORTANT FACTORS COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE IN THE FORWARD- LOOKING STATEMENTS. IN ASSESSING FORWARD-LOOKING STATEMENTS CONTAINED IN THIS QUARTERLY REPORT ON FORM 10-QSB, READERS ARE URGED TO READ CAREFULLY ALL CAUTIONARY STATEMENTS – INCLUDING THOSE CONTAINED IN OTHER SECTIONS OF THIS QUARTERLY REPORT AND OF OUR ANNUAL REPORT ON FORM 10-KSB FOR 2006. AMONG THOSE RISKS AND UNCERTAINTIES ARE THE FOLLOWING RISKS:
  THAT OUR FLOWSTAR DCR TECHNOLOGY MAY NOT REMAIN COMPETITIVE WITHIN OUR CURRENT MARKETS OR THAT WE MAY NOT BE ABLE TO GENERATE SUFFICIENT REVENUE FROM THE TECHNOLOGY TO BECOME PROFITABLE WITHIN THAT DIVISION;
  WE MAY NOT BE ABLE TO SUCCESSFULLY DELIVER FREE-TRADING SHARES TO COMPLETE THE PURCHASE OF THE FLOWSTAR TECHNOLOGY;
  THE ELLYCRACK TECHNOLOGY MAY NOT BE TECHNICALLY EFFECTIVE OR COST EFFECTIVE IN THE MARKETS TARGETED BY MANAGEMENT; THAT WE MAY NOT BE ABLE TO ADEQUATLEY PROTECT OUR INTELLECTURAL PROPERTY;
  WE WILL NOT SUCCESSFULLY IDENTIFY OR COMPLETE ANY OTHER SUITABLE ACQUISITIONS;
  OUR PRIMARY CUSTOMERS ARE ENERGY-RELATED, WHICH TEND TO BE CYCLICAL AND THEREFORE ANY DOWNTURNS IN THIS CYCLICAL INDUSTRY COULD ADVERSELY AFFECT OPERATIONS;
  THE ENERGY-RELATED INDUSTRY THAT WE SERVICE IS HEAVILY REGULATED (INCLUDING CO2 RELATED ISSUES) AND THE COSTS ASSOCIATED WITH SUCH REGULATED INDUSTRIES INCREASE THE COSTS OF DOING BUSINESS;
  MANAGEMENT IS ADEQUATE TO INTEGRATE ANY BUSINESSES ACQUIRED;
  MANAGEMENT IS ADEQUATE TO CARRY OUT ITS BUSINESS PLAN AND TO MANAGE ITS GROWTH EFFECTIVELY AND EFFICIENTLY;
  MANAGEMENT WILL BE ABLE TO EFFECTIVELY DEAL WITH CURRENT AND FUTURE COMPETITIVE FORCES IN THE MARKET;
  THERE WILL BE ADEQUATE CAPITAL TO FUND OUR BUSINESS;
  WE MANAGE ANY FOREIGN EXCHANGE RISK ADEQUATELY;
  WE COULD FACE SIGNIFICANT LIABILITIES IN CONNECTION WITH OUR TECHNOLOGY AND OPERATIONIS WHICH, IF INCURRED BEYOND ANY INSURANCE LIMITS, COULD ADVERSELY AFFECT OUR BUSINESS AND FINANCIAL CONDITION;
  OUR NEED FOR ADDITIONAL CAPITAL MAY HARM OUR FINANCIAL CONDITION OR LIMIT OUR ABILITY TO FUND ACQUISITIONS; AND
  IF ACQUISITIONS ARE COMPLETED, THEY MAY BE UNSUCCESSFUL FOR TECHNICAL, ECONOMIC, OR OTHER REASONS.

CURRENCIES

All amounts expressed herein are in U.S. dollars unless otherwise indicated.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

WESCORP ENERGY INC.
CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2007	2006
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash	$155,861	$499,233
Restricted cash	171,000	171,000
Accounts receivable, net of allowance for doubtful
accounts of $17,235 and $20,408, respectively	815,471	695,445
Inventories (Note 4)	1,166,568	1,053,258
Prepaid expenses	272,695	503,264
TOTAL CURRENT ASSETS	2,581,595	2,922,200

PROPERTY AND EQUIPMENT, net (Note 5)	121,053	138,196

OTHER ASSETS
Investments (Note 6)	2,190,418	2,655,925
Technology, net (Note 7)	2,565,454	2,694,616
Other receivable	72,803	72,023
TOTAL OTHER ASSETS	4,828,675	5,422,564

TOTAL ASSETS	$7,531,323	$8,482,960

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$2,447,150	$1,697,212
Current portion of notes payable (Note 8)	48,534	47,936
Agreement payable (Note 10)	800,000	800,000
Due to related parties (Note 16)	744,785	665,529
Related party note payable (Note 16)	1,924,681	1,924,681
Convertible debentures (Note 11)	90,000	90,000
TOTAL CURRENT LIABILITIES	6,055,150	5,225,358

NOTES PAYABLE, net of current portion (Note 8)	68,036	76,129

COMMITMENTS AND CONTINGENCIES (Note 15)

STOCKHOLDERS' EQUITY
Preferred stock, 50,000,000 shares authorized, $0.0001
par value; no shares issued (Note 9)
Common stock, 250,000,000 shares authorized, $0.0001
par value; 52,716,289 and 52,195,130 shares
issued and outstanding, respectively (Note 9)	5,270	5,218
Additional paid-in capital	21,624,197	21,332,583
Subscription receivable	(12,500)	(97,500)
Funds received for exercise of warrants	447,173	382,354
Accumulated other comprehensive income	764,983	1,259,213
Accumulated deficit	(21,420,986)	(19,700,395)
TOTAL STOCKHOLDERS' EQUITY	1,408,137	3,181,473

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY	$7,531,323	$8,482,960

The accompanying notes are an integral part of these consolidated financial statements.

WESCORP ENERGY INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended March 31,
	2007	2006
	(Unaudited)	(Unaudited)

REVENUES	$817,982	$1,079,343

COST OF SALES	427,655	566,867

GROSS PROFIT	390,327	512,476

EXPENSES
Wages and benefits	430,378	326,610
Consulting	239,689	100,631
Research and development	168,285	173,849
Stock-based compensation (Note 13)	100,400	22,300
Amortization of technology	129,162	129,162
Legal and accounting	99,713	54,164
Office	93,608	79,665
Travel	80,771	42,529
Advertising and investor relations	55,551	44,078
Insurance	34,185	38,420
Depreciation and amortization	22,654	26,043
Directors fees	17,488	-
Interest, finance and bank charges	12,233	2,327
Interest on debentures	6,904	54,726
TOTAL OPERATING EXPENSES	1,491,021	1,094,504

LOSS FROM OPERATIONS	(1,100,694)	(582,028)

OTHER EXPENSE
Penalty for late delivery of shares (Note 10)	(617,672)	-
Foreign currency translation loss	(4,081)	(979)
Interest and other income	1,856	-
TOTAL OTHER EXPENSE	(619,897)	(979)

NET LOSS	$(1,720,591)	$(583,007)

BASIC AND DILUTED NET LOSS PER SHARE	$(0.03)	$(0.01)

WEIGHTED AVERAGE NUMBER COMMON SHARES
OUTSTANDING - BASIC AND DILUTED	52,479,210	40,300,324

The accompanying notes are an integral part of these consolidated financial statements.

WESCORP ENERGY INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

					Funds		Accumulated
	Common Stock				Received		Other	Total
	Number		Additional	Subscription	for Exercise	Accumulated	Comprehensive	Stockholders'	Comprehensive
	of Shares	Amount	Paid-in Capital	Receivable	of Warrants	Deficit	Income (Loss)	Equity	Loss

Balance, December 31, 2006	52,195,230	5,218	21,332,583	(97,500)	382,354	(19,700,395)	1,259,213	3,181,473	$(4,709,221)
Warrants exercised at $0.25 per share	200,000	20	49,980	-	-	-	-	50,000
Proceeds received from common stock issued for private placement at
$0.50 per unit	-	-	-	85,000	-	-	-	85,000
Common stock issued to settle accounts payable at $0.44 per share	321,059	32	141,234	-	-	-	-	141,266
Foreign currency translation (loss)	-	-	-	-	-	-	(28,723)	(28,723)	(28,723)
Unrealized loss on available-for-sale securities	-	-	-	-	-	-	(465,507)	(465,507)	(465,507)
Stock-based compensation	-	-	100,400	-	-	-	-	100,400
Proceeds received from exercise of warrants prior to issuance	-	-	-	-	64,819	-	-	64,819
Net loss	-	-	-	-	-	(1,720,591)	-	(1,720,591)	(1,720,591)
	52,716,289	5,270	$21,624,197	$(12,500)	$447,173	$(21,420,986)	$764,983	$1,408,137	$(2,214,821)

The accompanying notes are an integral part of these consolidated financial statements.

WESCORP ENERGY INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2007	2006
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,720,591)	$(583,007)
Adjustments to reconcile net loss
to net cash used in operating activities:
Depreciation and amortization	22,654	26,043
Amortization of technology	129,162	129,162
Stock-based compensation	100,400	22,300
Changes in operating assets and liabilities:
Accounts receivable	(120,026)	(260,575)
Inventories	(113,310)	(209,003)
Prepaid expenses	230,569	(77,423)
Deposits	-	(8,927)
Accounts payable and accrued liabilities	891,204	171,828
Net cash used in operating activities	(579,938)	(789,602)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(5,511)	(7,791)
Increase in investments	-	(150,000)
Net cash used in investing activities	(5,511)	(157,791)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on notes payable	(7,495)	(8,422)
Proceeds from notes payable	-	-
Repayment on amounts due to shareholders	-	-
Increase in amounts due to related parties	79,256	4,078
Payments on convertible debentures	-	(77,000)
Proceeds received from exercise of warrants prior to issuing shares	64,819	677,687
Proceeds from subscriptions receivable	85,000	29,772
Proceeds from issuance of common stock	50,000	116,667
Net cash provided by financing activities	271,580	742,782
Effect of exchange rates	(29,503)	41,261
Net decrease in cash	(343,372)	(163,350)
Cash, beginning of period	499,233	580,430
Cash, end of period	$155,861	$417,080
SUPPLEMENTAL CASH FLOW DISCLOSURES:
Cash paid for:
Interest	$2,370	$57,053
Income taxes	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:

Shares issued to settle accounts payable	$141,266	$-

The accompanying notes are an integral part of these consolidated financial statements.

WESCORP ENERGY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
March 31, 2007

NOTE 1 – BASIS OF PRESENTATION

The foregoing unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Regulation S-B as promulgated by the Securities and Exchange Commission ("SEC"). Accordingly, these financial statements do not include all of the disclosures required by generally accepted accounting principles for complete financial statements. The accompanying unaudited financial statements and related notes should be read in conjunction with the audited financial statements and the Form 10-KSB of the Company for the year ended December 31, 2006. In the opinion of management, the unaudited interim financial statements furnished herein include all adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results for the interim period presented.

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

Operating results for the three month period ended March 31, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.

Going Concern
These consolidated financial statements have been prepared under the assumption that the Company will continue on a going concern basis and that it will be able to realize assets and discharge liabilities in the normal course of business. As shown in the accompanying financial statements, the Company had a working capital deficit of $3,473,555 at March 31, 2007 and has incurred an accumulated deficit of approximately $20,233,800 through March 31, 2007. The Company has changed its focus to acquire, develop, and commercialize technologies that are designed to improve the management, environmental and economic performance of field operations in the oil and gas industries which will, if successful, mitigate these factors which raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue as a going concern.

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

The Company’s year end is December 31. The Company is headquartered in Calgary, Alberta, Canada.

NOTE 3 – RECLASSIFICATIONS

Certain amounts from prior periods have been reclassified to conform to the current period presentation.

NOTE 4 – INVENTORIES

The components of inventory were as follows at:

	March 31,	December 31,
	2007	2006
	(Unaudited)
Finished goods	$1,134,672	$1,025,847
Raw materials	31,896	27,410
	$1,166,568	$1,053,258

NOTE 5 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at:

	March 31,	December 31,
	2007	2006
	(Unaudited)
Automotive equipment	166,275	166,275
Computer hardware	39,319	37,135
Computer software	14,489	13,852
Furniture and fixtures	26,273	23,584
Leasehold improvements	38,143	38,143
Office equipment	43,318	43,318
Tools and equipment	22,489	22,489
	350,306	344,796
Less: accumulated depreciation	229,253	206,600
	$121,053	$138,196

Depreciation and amortization expense for the three months ended March 31, 2007 and 2006 was $22,654 and $26,043, respectively.

NOTE 6 – INVESTMENTS

Investments consisted of the following at:

	March 31,	December 31,
	2007	2006
	(Unaudited)
Oilsands Quest Inc.	$1,621,993	$-
Ellycrack AS	538,186	538,186
Eureka Oil AS	15,840	15,840
Tarblaster AS	14,399	14,399
Synenco Energy Inc.	-	2,087,500
	$2,190,418	$2,655,925

Synenco Energy Inc.
On June 9, 2003, the Company signed an option agreement allowing the Company to purchase up to 1,000,000 common stock shares of Synenco Energy Inc. (“Synenco”), a company involved in the potential development of an oil sands lease in the Athabasca Oil Sands area of northern Alberta, Canada. Under the terms of the option, the Company could acquire the maximum number of Synenco shares upon payment of $3,700,000 as follows: $2,815,000 in cash and $885,000 ($0.30 per share) in Company stock. To date, the Company has purchased 170,000 Synenco shares and paid $530,462, which was recorded as an investment using the cost basis. On April 23, 2004, the Company set aside 600,000 shares of common stock for delivery to the vendor as partial consideration of the proposed acquisition. On May 6, 2004, Wescorp delivered these shares to the vendor's legal counsel with an undertaking not to release the Wescorp shares until 170,000 Synenco shares have been transferred to Wescorp. The number of Synenco shares to be transferred to Wescorp corresponds to the amount of cash paid and shares issued by Wescorp in proportion to the total purchase price for the 1,000,000 Synenco shares. The balance of the option expired without being exercised on March 31, 2004. In November 2005, Synenco became a publicly traded company on the TSX Exchange and the value of the shares increased substantially. As such, the Company reclassified this investment to available-for-sale securities and recorded the investment at its fair value. During the three months ended March 31, 2007 these shares were exchanged for shares of Oilsands Quest Inc. as described below.

Oilsands Quest Inc
On March 23, 2007, the Company exchanged its 170,000 shares of Synenco for 470,143 shares of Oilsands Quest Inc., (“Oilsands”) a company publicly traded on the American Stock Exchange under the symbol “BQI”. During the three months ended March 31, 2007, the Company recognized an unrealized loss of $465,507 in comprehensive income associated with the decline in the market value of the investment, inclusive of the Synenco investment prior to this transaction. No income tax effect has been reflected in accumulated other comprehensive income as the Company has available net operating loss carryforwards in excess of the unrealized gain.

Agreement with Ellycrack AS
Wescorp has purchased an aggregate 752,000 shares of common stock of Ellycrack AS (“Ellycrack”), a privately held company in Norway, in exchange for 300,000 shares of its common stock and $269,000. Wescorp’s investment represents approximately 13% of the issued and outstanding common shares of Ellycrack.

Investment in Eureka Oil AS
In 2006, Wescorp paid $15,840 for 66,667 common shares of Eureka Oil AS (“Eureka”), a privately held company in Norway, at 1.50 Kroners per share (approximately $0.24 per share). Wescorp’s investment represents 0.03% of the issued and outstanding common shares of Eureka.

Investment in Tarblaster AS
In 2006, Wescorp paid $14,399 for 900,000 common shares of Tarblaster AS (“Tarblaster”), a privately held company in Norway, at 0.10 Kroners per share (approximately $0.02 per share). Wescorp’s investment represents 13.85% of the issued and outstanding common shares of Tarblaster

NOTE 7 – TECHNOLOGY

The Company acquired DCR technology rights through its acquisitions of Flowstar and Vasjar which are included in intangible assets. These items represent the acquisition cost of the assets purchased from Flowstar and Vasjar in 2004. The Company’s intangible assets are summarized as follows:

	March 31,	December 31,
	2007	2006
	(Unaudited)
DCR technology acquired from Vasjar	$3,503,824	$3,503,824
DCR technology acquired from Flowstar	414,073	414,073
	3,917,897	3,917,897
Less: accumulated amortization	1,352,443	1,223,281
	$2,565,454	$2,694,616

The technology acquired from Flowstar relates to the right to use the DCR technology in markets in Canada and the technology acquired from Vasjar relates to markets outside of Canada. Amortization of the technology is recorded on a straight-line basis over its useful life of approximately eight years which is estimated to expire in March 2012. The Company periodically reviews its DCR technology rights to assess recoverability based on projected undiscounted cash flows from operations. Impairments are recognized in operating results when a permanent diminution in value occurs. To date, no indication of impairment of the Company’s DCR technology has been identified.

NOTE 8 – NOTES PAYABLE

The following comprise the Company’s notes payable at:

	March 31,	December 31,
	2007	2006
	(Unaudited)
Note payable – Interest at 0.0%, and secured by automotive assets of Flowstar, payable $569 per
month, principal only, due July 2008	$9,204	$10,813
Note payable – Interest at 7.75%, compounded monthly and secured by automotive assets of
Flowstar, payable $677 per month, principal and interest, due September 2009	18,606	20,064
Note payable – Interest at 9.45%, compounded monthly and secured by automotive assets of
Flowstar, payable $387 per month, principal and interest, due July 2010	13,363	14,059
Note payable – Interest at 0.90%, compounded monthly and secured by automotive assets of
Flowstar, payable $627 per month, principal and interest, due September 2010	26,225	27,767
Note payable – Interest at 0.0%, and secured by automotive assets of Flowstar, payable $825 per
month, principal only, due November 2009	26,697	28,887
Notes payable – Interest at 0.0%, unsecured, due April 2007	22,475	22,475
Total notes payable	116,570	124,065
Amounts due within one year	48,534	47,936
	$68,036	$76,129

Annual future aggregate principal payments on notes payable are as follows:

Periods ending March 31,
2007	$48,534
2008	31,306
2009	22,546
2010	5,327
2011	8,857
$116,570

NOTE 9 – COMMON STOCK AND WARRANTS

The Company is authorized to issue 250,000,000 shares of $0.0001 par value common stock and 50,000,000 shares of $0.0001 par value preferred stock. All common shares have equal voting rights, are non-assessable and have one vote per share. Voting rights are not cumulative and, therefore, the holders of more than 50% of the common stock could, if they choose to do so, elect all of the directors of the Company. The preferred shares may be issued in series, with the powers, rights and limitations of the preferred shares to be determined by the Company’s board of directors. As of March 31, 2007, no preferred shares had been issued.

2007 Stock Transactions
In January 2007, the Company issued 200,000 shares of common stock for total proceeds of $50,000. These shares were issued on the exercise of warrants at an exercise price of $0.25 per share.

Additional equity transactions during the three months ended March 31, 2007 included the issuance of 321,059 shares of common stock to settle certain accounts payable totaling $141,266.

Common Stock Warrants
In May 2006, the Company issued 100,000 common stock warrants with an exercise price of $0.74 per share and an expiration date of May 2009 in exchange for investor relations services. The fair market value of the warrants was recorded at $46,000 and was included in advertising and investor relations expense.

In November 2006, the Company issued 275,000 common stock warrants with an exercise price of $0.50 per share and an expiration date of November 2009 in exchange for investor relations services. The estimated fair value of the warrants was recorded at $72,400 and was included in advertising and investor relations expense.

In December 2003, the Company issued 1,400,000 common stock warrants with an exercise price of $0.25 per share and an expiration date of December 2006, to three consultants for providing services. During the current year, the Company received notice from a warrant holder of their intention to exercise 200,000 warrants. The funds relating to the exercise of these warrants were not received until January 2007 and accordingly the expiry date for these warrants was extended to that date. In addition, the holders of 300,000 warrants gave the Company notice of their intention to exercise their warrants however no funds have been received relating to the exercise of these warrants. The expiry date relating to these 300,000 warrants was extended to April 2007 at which time the warrants were not exercised. These warrants contain provisions which provide for an automatic cashless exercise feature that requires the Company to issue 73,780 shares common stock to the holder of these warrants. As at the date of these financial statements no shares have been issued pursuant to the terms of these warrants. The incremental value attributed to the extension of these warrants was nominal. The remaining warrants expired December 1, 2006

In December 2006, the Company completed a private placement of 7,944,150 units at a price of $0.50 per unit for total proceeds of $3,972,075. Each unit consists of one share of common stock and one common stock warrant. One warrant entitles the holder to purchase one additional common share at a price of $0.75 per share at any time until the close of business on December 15, 2008. After six months from the date of issue, the warrants shall be deemed exercised, in accordance with their terms, if at any time prior to their expiry the weighted average trading price of the Company's common shares as traded on the NASD OTC Bulletin Board for the previous ten (10) trading days is at least $1.50 per share. In the event that the aggregate exercise price for the warrants is not tendered to the Company within 30 days of their deemed exercise, at the option of the Company, such warrants will be deemed cancelled

As of March 31, 2007, the Company had the following common stock purchase warrants outstanding:

Number of shares	Exercise	Expiration
under warrants	price	date
300,000	$0.25	April 2007
1,000,000	$0.15	June 2008
100,000	$0.74	May 2009
7,944,150	$0.75	December 2008
275,000	$0.50	November 2009
9,619,150

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

  Tranche 1: an aggregate of 2,400,000 shares of common stock of the Company (1,200,000 shares to each of the shareholders) issued on April 28, 2004; and
  Tranche 2: up to an aggregate of 2,080,000 additional shares of common stock of the Company (1,040,000 additional shares to each of the two former shareholders to be issued in stages as follows:

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

The shares required to satisfy the requirements under Tranche 2, Stage One were issued in 2006.

On April 1, 2006, the Company was not able to deliver free-trading shares called for under Tranche 2, Stage Two, and thus the Company was required to pay the former Vasjar shareholders an additional 80,000 Wescorp common shares for each month that the shares were not delivered. In February 2007, Mr. Jack Huber acquired the interests of, the former Vasjar shareholders in connection with the share delivery requirements of Tranche 2, Stage Two. As a result, the Company now owes the shares under Tranche 2, Stage Two to Mr. Huber. As of March 31, 2007, in addition to the 960,000 penalty shares incurred under the provisions of Tranche 2, Stage Two, Wescorp agreed to pay an additional 1,163,800 penalty shares to Mr. Huber. No further penalty shares will be incurred for Tranche 2, Stage Two. As of the date of these financial statements, the Company had not yet delivered the shares owed to Mr. Huber pursuant to Tranche 2, Stage Two. The aggregate penalty shares under this stage resulted in a charge to operations of $617,672 during the three months ended March 31, 2007 and the liability related to the additional shares is reflected in accounts payable.

On April 1, 2007, the Company was not able to deliver free-trading shares called for under Tranche 2, Stage Three, and thus the Company was required to pay the former Vasjar shareholders an additional 80,000 Wescorp common shares for each month that the shares were not delivered and will incur a charge to operations for the fair value of these common shares. Through May 2007, the Company had recorded a charge to operations of $80,800 to issue an additional 160,000 common shares as the free-trading shares associated with Stage Three have not been issued.

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

The balance of the fair value of the 1.6 million shares relating to Tranche 2, Stages Two and Three is $800,000 and has been included in current liabilities.

NOTE 11 – CONVERTIBLE DEBENTURES

During the year ended December 31, 2005, the Company issued debentures in the amount of $1,552,319 which bear interest at the rate of 14% per annum payable quarterly that originally matured on December 31, 2005. During the year ended December 31, 2006, holders of debentures totaling $1,180,250 agreed to have their investment redirected to units of the private placement that was completed in December 2006 (see Note 8). In addition, the holders of $90,000 in debentures have agreed to extend the terms of the debenture agreement through June 30, 2007. The remaining balance for debentures totaling $282,069 was repaid in the year ended December 31, 2006. The remaining debentures are secured by way of a security interest over the inventories and accounts receivable of Flowstar.

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

NOTE 12 – STOCK OPTIONS

During the three months ended March 31, 2007, issued a combined total of 369,565 options to purchase common shares to officers. Changes in the number of options outstanding are summarized as follows:

	March 31, 2007		December 31, 2006
	(Unaudited)
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Options	Price	Options	Price
Outstanding, beginning of period	2,853,272	$0.55	2,326,881	$0.56
Granted	369,565	0.48	526,391	0.51
Outstanding, end of period	3,222,837	$0.54	2,853,272	$0.55

The weighted average remaining contractual life of the options is 31 months.

NOTE 13 – STOCK-BASED COMPENSATION

The fair value of the stock options granted in the three months ended March 31, 2007 was calculated using the Black-Scholes option pricing model incorporating the following weighted average assumptions:

Risk free interest rate	4.0%

Expected dividend yield	Nil

Expected stock price volatility	111%

Expected average option life	2 to 4 years

Weighted average grant date fair value per option	$ 0.27

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

NOTE 15 – COMMITMENTS AND CONTINGENCIES

Agreement with Legal Service Provider
In September 2003, the Company approved a transaction with a legal service provider in recognition of a previous credit accommodation. The transaction provided for a direct grant of 100,000 common shares and an additional 100,000 common stock warrants exercisable at $0.50 for five years with a cashless exercise feature. As part of the transaction, the party agreed to cap legal service costs at an agreed upon maximum rate from September 2003 to December 2004, amounting to a reduction of $100 per hour. As of March 31, 2007, the Company had issued 100,000 shares but no warrants to the legal service provider. The Company no longer has engaged this legal service provider.

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

Operating Leases
The Company leases office and manufacturing space in Edmonton, Alberta, Canada for approximately $6,270 per month and office space in Houston, Texas for $800 per month under month-to-month operating lease agreements. The Company also leases office space in Calgary, Alberta, Canada for approximately $5,270 per month which expires in June 2011.

In addition, the Company has entered into lease agreements with respect to vehicles which have minimum lease payments of approximately $1,380 per month until May 2009 and a photocopier which has minimum lease payments of approximately $500 per month until December 2008.

In October 2006, the Company entered into an agreement with a Canadian research and development organization to provide facilities and other resources necessary to test the Ellycrack pilot plant under long-term usage. These tests are necessary in order to determine the potential commercial feasibility of this process and what, if any, modifications will be required to the design of a commercially viable plant. Under the terms of this agreement, the Company is required to pay a minimum fee of approximately $16,050 (CAD $18,500) per month commencing May 2007 for the provision of technical and research assistance and related services as well as facility rental for a period of twenty-four months. Upon signing the agreement the Company paid a deposit in the amount of $156,132 (CAD $180,000).

Annual future aggregate minimum payments under operating leases and commitments are as follows:

Periods ending March 31,
2007	$262,350
2008	276,250
2009	80,020
2010	69,564
2011	17,391
$705,575

NOTE 16 - RELATED PARTY TRANSACTIONS

Related Party Transactions
Summary of related party transactions as follows for the three months ended:

	March 31,	March 31,
	2007	2006
	(Unaudited)	(Unaudited)
Interest accrued on note payable to AHC	$9,363	$-
Consulting fees accrued to AHC	$65,000	$-
Stock-based compensation paid or accrued to a director of the Company	$22,600	$22,300

Executive Compensation
During the three months ended March 31, 2007, the Company incurred an expense for compensation to its Chief Executive Officer in the amount of $4,393 (March 31, 2006 - $4,578). The outstanding balance of $18,552 (December 31, 2006 - 14,159) is reflected in due to related parties.

Note Payable
On June 20, 2006, the Company entered entered into an agreement with AHC, under which AHC would lend the Company $500,000. AHC is a private company beneficially owned and controlled by a director of the Company. The loan is structured as a promissory note that is unsecured, bears interest at the rate of 8% per annum, is due on demand, and is guaranteed by two of the Company’s officers. At March 31, 2007, the outstanding principal balance of $500,000 and the related accrued interest of $31,233 (December 31, 2006 – $21,370) are reflected in due to related parties.

Consulting Agreement
The Company has entered into an agreement with AHC, under which AHC would provide consulting services to the Company at a rate of $21,667 per month. The outstanding balance of $195,000 ( December 31, 2006 - $130,000) is reflected in due to related parties.

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

The original note was denominated in Canadian dollars. Upon signing the above agreement the parties agreed to a value of the note in the amount of $1,924,681 as at March 15, 2005. Based on this valuation, the Company agreed to issue 2,212,277 units in full settlement of the debt and accrued interest. As of March 31, 2007, these units had not yet been issued.

NOTE 17 – INCOME TAXES

At March 31, 2007, the Company had net deferred tax assets, calculated at an expected combined rate of 40%, of approximately $6,640,000 principally arising from net operating loss (“NOL”) carryforwards for income tax purposes. As management of the Company cannot determine that it is more likely than not that the Company will realize the benefit of the net deferred tax asset, a valuation allowance equal to the net deferred tax asset has been established. The significant components of the deferred tax asset as follows:

	March 31,	December 31,
	2007	2006
	(Unaudited)
NOL carryforwards	$16,400,000	$16,000,000
Deferred tax asset	$6, 640,000	$6,454,000
Deferred tax asset valuation allowance	$(6, 640,000)	$(6,454,000)

At March 31, 2007, the Company had NOL carryforwards of approximately $17,500,000 which expire in the years 2014 through 2025. The Company recognized approximately $1,100,000 of NOL carryforwards to offset potential taxes related to the unrealized gain in available–for-sale securities. The increase in the allowance account from December 31, 2006 to March 31, 2007 was $186,000.

NOTE 18 – SUBSEQUENT EVENT

Loan Payable
In May 2007, the Company has entered into an agreement to obtain short-term financing in the amount of approximately $308,414 (CAD $340,000). This loan is due November 3, 2007, and bears interest at a rate of 12% per annum. Terms of the security on this loan have not yet been finalized.

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

Overview

We are an energy services and engineering company committed to acquiring, developing, and commercializing technologies that are designed to improve the management, environmental, and economic performance of field operations for energy producers. To this end, our primary business strategy is to acquire, fund and develop new systems and technologies in our field through investments in companies or products for which early stage product development has been completed. We prefer investments for which we can control the intellectual property of technologies that have emerged from research and initial development and are essentially market-ready. We also acquire companies with one or more technology products being developed that can benefit from the financial, technical, and business development experience of our management to bring those products to market in a meaningful manner after they have been fully developed. Among other strategies, we may attempt to license or form joint ventures or third-party commercial partnerships based on these acquired technologies. In short, our goal is to generate enhanced capital appreciation for our shareholders by continuing to acquire, develop, and commercialize timely effective product solutions or strategic investment opportunities that generate real returns with above-average cash flow and margins.

Company Background

In 2004 and 2005, the Company recorded its first operating revenue from the acquired operating businesses of Flowstar Technologies Inc, Flowray and their affiliated companies.

Currently our sole source of revenue is from our subsidiary, Flowstar Technologies Inc., which produces advanced natural gas and gas liquids measurement devices based on a proprietary Digital Chart Recorder (DCR) and advanced turbine measurement technology. Flowstar DCR-based devices are self-contained, energy-efficient flow computers with turndown ratios of 40:1 or more for more precise flow measurements and volume calculations that are installed directly to the well-head. Currently, these products carry a one-year warranty and have no right of return. There is no price protection plan in place. During the quarter ended March 31, 2007, Flowstar sold approximately 34 % fewer DCR units than the quarter ended March 31, 2006, while the average selling price increased by about 1% versus the same quarter in 2006.

Revenue from operations for the quarter ended March 31, 2007 totaled $817,992 compared to $1,079,343 for the quarter ended March 31, 2006. This decrease in revenue is primarily the result of reductions in well licensing, drilling activities, and capital spending. Based on information published by the Canadian Association of Petroleum Producers, well licensing is down 33% and drilling activity is down 20% for the first three months of 2007 when compared to the same period for 2006. These current declines are directly attributable to the decrease in natural gas prices and the corresponding reduction in new natural gas wells being brought into production. The result of the decreases in these activities has had a negative impact on market demand for providing Flowstar’s gas flow measurement solutions.

Although our Flowstar division enjoyed encouraging sales growth through 2006, results for the first quarter of 2007 have not been as encouraging. The Company as a whole has yet to reach profitability and during the quarter ended March 31, 2007, we experienced negative cash flows. If we continue to experience negative cash flows we will have to continue to fund our operations by the issuance of new equity and/or the assumption of debt.

Although we expect that sales will increase over the remaining three quarters of 2007, cash will be required to fund the manufacture of sufficient inventory and to finance the build up of trade accounts receivable that will increase alongside sales. Consequently, forecasting our total cash requirement is difficult at this time due to the contingent nature of the timing and volume of sales we expect over that same period. In the near future, we intend to raise additional capital by selling new equity, incurring short-term debt, or selling part or all of our Oilsands Quest Inc. shareholdings in 2007 to finance:

  The continued expansion of Flowstar operations within our current markets and into the United States;
  The continuing development, pilot plant fabrication and field-testing of the Ellycrack technology (see below);
  The potential acquisition of new technologies and related; and
  Any negative cash flow resulting from operations.

Over the past year we have developed a business plan and strategy to develop and expand our operations. The rapid growth we intend to experience in connection with this plan will likely place considerable operational, managerial and financial strain on our Company. To enhance our ability to succeed with our new business plan, we intend to proactively adhere to the following:

1.

Continue to improve, upgrade, and expand business infrastructure supporting operations – We are currently evaluating Enterprise Resource Planning (ERP) software. It is anticipated that a new system will be selected within the next three months and be implemented in the last half of 2007. We expect this initiative will improve the quality of information available to management and staff.

2.

Continue to hire, train and retain key management within Wescorp, our subsidiaries and any target companies we may acquire – We continued to actively recruit personnel for key executive positions within Flowstar and Wescorp

3.

Continue to advance commercialization development programs to generate positive cash flow and earnings as soon as is practically possible – We are actively assessing value-added acquisition candidates at or near revenue generation that extend our reach into large high-growth and focused market segments. We are also accelerating commercialization of our Ellycrack joint venture and technology and have negotiated an agreement with Ellycrack A/S which has allowed the transfer of the VISCOSITOR test-rig from Norway to Canada. The decision by Wescorp and Ellycrack A/S to move the test rig to Canada, as noted above, was made in order to automate it as an approximately 20 to 50 barrel per day pilot plant and “prove out” longer term operation. It is to be housed at a major Canadian research and development organization test facility with proximity to numerous potential clients. Canadian expertise in heavy oil upgrading is known to be world class. Testing and automation are scheduled to start in the second quarter of 2007, which will be overseen by a project Engineer that Wescorp has hired.

4.

Maintain adequate financial resources – As noted above, we intend to raise additional capital in 2007 to fund planned expansion, technology development and acquisition initiatives being considered. We are currently evaluating sources of capital that might be available to Wescorp to provide that funding as needed. Our current and future opportunities for success depend to a great extent on the continued employment of and performance by senior management and key personnel in our existing operations and at potential target companies.

5.

In the first quarter of 2007, Flowstar hired an additional technical sales professional to support vertical markets. Plans for 2007 include the expansion of our direct sales force and expansion of our services network.

On March 7, 2007, we appointed Mr. Mark Norris to our Board of Directors. Mr. Norris, a successful Edmonton businessman, has also completed a term in the Alberta Provincial Government Cabinet serving as Minister of Economic Development.

Past Acquisitions

Flowstar and Flowray Terms of Acquisition of Flowstar and Flowray

On March 31, 2004, Wescorp, through our Alberta subsidiary 1049265 Alberta Ltd., completed the acquisition of 100% of the outstanding shares of Flowstar and Flowray in consideration of cash payments to the selling shareholders totaling approximately $414,074 (CAD $550,000) pursuant to the share purchase and subscription agreement dated June 9, 2003 as amended effective January 14, 2004.

Related Agreements to Acquire 100% of Vasjar Trading Ltd.

Wescorp also entered into share purchase agreements dated effective January 14, 2004 pursuant to which Wescorp acquired 100% of the outstanding shares of Vasjar Trading Ltd. (“Vasjar”). Vasjar in turn owns 100% of the outstanding shares of Quadra, a Barbados corporation. Pursuant to an agreement dated effective as of August 30, 2003, Flowray had transferred to Quadra all of its intellectual property rights, including rights to the technology related to the DCR 900 system described below, in consideration of a promissory note in the principal amount of CAD $604,500 without interest. Flowstar and Flowray were legally amalgamated on December 31, 2004 into one company that continued under the name Flowstar Technologies Inc.

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

On November 22, 2006, we entered into a letter agreement with Mr. Huber (the “Huber Letter Agreement”), pursuant to which we agreed to pay Mr. Huber 1,000,000 shares of our common stock to fulfill the Tranche 2, Stage One debt requirements that Mr. Huber acquired from the former Vasjar shareholders. These shares were delivered to, and accepted by, Mr. Huber on November 22, 2006.

On April 1, 2006, we were not able to deliver free-trading shares called for under Tranche 2, Stage Two, and thus we are required to pay the former Vasjar shareholders an additional 80,000 Wescorp common shares for each month that the shares were not delivered. In February 2007, Mr. Jack Huber acquired the interests of the former Vasjar shareholders in connection with the share delivery requirements of Tranche 2, Stage Two. As a result, the Company now owes the shares under Tranche 2, Stage Two to Mr. Huber. As of March 31, 2007, Wescorp was required to pay an additional 2,123,800 common shares to Mr. Huber. As of May 8, 2007, we had not yet delivered the shares owed to Mr. Huber pursuant to Tranche 2, Stage Two.

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

As of April 1, 2007, we had not delivered to the former Vasjar shareholders free-trading shares called for under Tranche 2, Stage Three. Thus we are required to pay the former Vasjar shareholders an additional 80,000 Wescorp common shares for each month that the shares are not delivered. We intend to file a Registration Statement on Form SB-2 during the second quarter of 2007, which, when declared effective by the S.E.C., will enable us to meet the Tranche 2, Stage Three requirements.

With the completion of the acquisition of Vasjar, Wescorp now owns all the proprietary technology originally owned by Flowray (which was subsequently amalgamated with Flowstar) related to the DCR 900 system and other products.

Memorandum of Understanding to Form a Joint Venture with and Purchase Shares of Ellycrack AS

Pursuant to a letter of intent dated February 10, 2004, Ellycrack AS (“Ellycrack”), of Florø, Norway, had granted Wescorp or its subsidiary options to acquire three separate exclusive territorial licenses in Canada, the United States and Mexico to make, use, copy, develop and exploit Ellycrack’s technology and intellectual property and to design, manufacture, market and sell products or systems derived from or utilizing Ellycrack’s technology or to sublicense others to do the same in each territory.

However, on September 28, 2004, Ellycrack and the Company signed the MOU to form a 50% / 50% Joint Venture to make, use, copy, develop and exploit Ellycrack's technology and intellectual property and to design, manufacture, market and sell products or systems derived from or utilizing Ellycrack's technology or to sublicense others to do the same on a world-wide basis.

The principal features of the MOU are to cancel the options to purchase licenses in Canada, the United States and Mexico and to replace them with an obligation to build and operate a pilot plant in Canada to determine the overall economics of the technology and, subject to the viability of these economics, to market the technology on a world-wide basis. For further details see our Current Report on Form 8-K filed with the Securities Exchange Commission (“SEC”) on September 28, 2004.

As at December 31, 2005 the Company has purchased an aggregate 659,000 shares of Ellycrack representing 12.90% of Ellycrack's outstanding shares; 259,000 shares in consideration of $123,129 and 400,000 shares in exchange for 300,000 shares of our common stock issued to Ellycrack. In January 2006, we purchased an additional 65,000 shares of Ellycrack bringing our aggregate number of shares owned to 724,000 and our current equity interest to approximately 13%.

Ellycrack has developed what is believed to be a cost effective technology in which heavy oil can be upgraded to “lighter” more commercially saleable oil via a low-energy “mechanical” cracking process which can be located directly in a field environment. By upgrading heavy oil in the field, oil companies can eliminate on-site storage tanks as well as the cost associated with transporting heavy oil great distances to centralized upgraders. As a result, heavy oil can be transported directly to a refinery.

Since Wescorp’s business relationship with Ellycrack A/S started, Ellycrack has reported improved results in experiments with its “test rig”. These experiments have been conducted by the prestigious Norwegian research center SINTEF. Demonstration tests for several major oil companies were done at Wescorp’s expense. This has resulted in current negotiations by Ellycrack with two major companies to conduct further testing in Canada at their expense.

In accordance with the MOU with Ellycrack, Wescorp has been working with Ellycrack on plans to develop a pilot plant. During the third quarter of 2005 we made various improvements to core technology within the Ellycrack process in order to optimize it for the pilot plant and subsequent commercial applications. As a result of those improvements, we scheduled tests for several major energy producers who have requested a demonstration of the Ellycrack process for possible consideration within their field operations as a commercial application. Those improvements and tests were very successful, resulting in a significant increase in the process’ upper limit of API upgrading. To date, we have hired a major engineering firm to prepare the design for a 50 to 200 barrel a day pilot plant utilizing the Ellycrack technology, which design was completed in the first quarter of 2006. In addition, we have also hired an engineer to act as project manager for pilot plant fabrication and to oversee Ellycrack related operations

As a time saving measure, we have moved the VISCOSITOR test plant from the Norwegian site at Trondheim to Canada. The decision by Wescorp and Ellycrack A/S to move the test rig to Canada, as noted above, was made in order to automate it as an approximately 20 to 50 barrel per day pilot plant and “prove out” longer term operation. It is to be housed at a major Canadian research and development organization test facility with proximity to numerous potential clients. Canadian expertise in heavy oil upgrading is known to be world class. Testing and automation are scheduled to start in the second quarter of 2007. This will be overseen by a project Engineer that Wescorp has hired.

At the time of this filing we are working toward converting the above mentioned MOU into a formal joint venture agreement.

Plan of Operation for the Next Twelve Months

Despite the downturn in the natural gas market and the decrease in sales generated by our Flowstar product line in the first quarter of 2007, we think that the downturn in the price of natural gas is a temporary situation. Once natural gas prices recover, we believe that Flowstar sales also will increase. We also intend to seek alternative product offerings that are not as susceptible to market fluctuations in the price of natural gas.

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

Over the next several months, the leadership team will finalize a plan of action to enhance the current manufacturing process, and implement the distribution of the DCR technology throughout the United States market. During the first quarter of 2007, we engaged our US service providers to assist us in this planning process. Now that the initial element has been completed, we are working on establishing a sales and technical support infrastructure within each state or region being targeted for DCR sales. The current business plan to penetrate this market is based on having a direct sales force distribute DCR technology within defined territories and by contracting qualifying third-parties for technical support.

In 2006, Flowstar completed implementation of an on-demand Customer Relationship Management (CRM) system provided by a proven CRM industry leader. This CRM system delivers some very innovative technology and makes it quite easy to share and manage business information, sales processes, and customer strategies, as well as products and services life cycles. Continued use of this product in 2007 in conjunction with a proven sales approach enables Flowstar to optimize sales productivity and revenues. This has been extremely beneficial during the current downturn in the natural gas market.

In the fourth quarter of 2006, Flowstar partnered with an existing customer, an Energy Trust company, to define and document the economic value of the Flowstar solution. The study quantitatively assessed the benefits from Wescorp's natural gas and gas liquids measuring devices in low-pressure, low-flow coal bed methane (‘CBM”) wells. According to the study's authors, the Flowstar solution significantly increased the economic value of those wells using the Flowstar solution.

Wells in the Clive Field typically have an average depth of 400 to 500 meters with approximately a 35-year life cycle. The study compared the performance of ninety (90) CBM wells monitored by Flowstar Digital Chart Recorders (DCR), with the performance of thirty (30) wells monitored by orifice plate monitors.

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

As part of our business development efforts, Flowstar continues to be deeply involved with industry organizations and in particular those focused on the upstream measurement market. Our Flowstar Technologies Inc. division is an active member of the Industry Measurement Group (“IMG”), a non-profit organization comprised of corporations with a common interest in issues affecting measurement within the petroleum industry. Included within IMG are measurement specialists, operating companies, service providers, regulators, production accountants, and consultants, among others. Flowstar continues to expand its industry related expertise and is now an active member of the Petroleum Technology Alliance Canada (PTAC). PTAC is a not-for-profit association that facilitates collaborative research and technology development to improve the financial, environmental and safety performance of the Canadian upstream conventional oil and gas industry.

In March 2007, Flowstar participated in a trade event hosted by the Canadian School of Hydrocarbon Measurement (“CSHM”), which is affiliated with The University of Texas continuing Education program PETEX. We also participated in the Instrumentation, Systems, and Automation Society (“ISA”) technical conference held in Edmonton in April 2007. ISA is a United States based organization setting global standards for and certifying professionals involved in the industrial automation industry. In June 2007 we’ll be participating in the Global Petroleum Show in Calgary, Alberta.

In an effort to reduce the impact that downturns in natural gas prices have on sales of gas measurement devices, Flowstar plans to diversify and expand its product line for 2007 as follows:

  Through our ongoing research and development we have been successful in bringing to market our new Corvus Radio package. This package is designed to provide end users with an easy to install, low power, wireless communications link to the DCR flow computer. The introduction of this product focuses towards improving field and operations efficiencies, while having a positive impact on our customers who are interested in reducing their monthly monitoring fees, and allocating their field resources to more productive areas. The Corvus Radio package is the only intrinsically safe radio package on the market today, with CSA approvals for Class 1, Division 1, Groups C, D, Temp Class T3C.
  We continue to work with other communication partners and are reviewing many products, including remote monitoring technology which uses Bluetooth® communications.
  Focusing on providing end to end solutions.
  By continuing to improve our operational infrastructure we are able to expand service offerings. We are now managing more of the field implementation and commissioning process.

We are aware of the many challenges that most service providers and contractors are having. We continue to be in communications with existing and potential customers and are taking a proactive approach on providing them with cost effective total solutions.

For the Ellycrack heavy oil upgrading process, we have moved the VISCOSITOR test plant from the Norwegian site at Trondheim to Canada. The decision by Wescorp and Ellycrack A/S to move the test rig to Canada, as noted above, was made in order to automate it as an approximately 20 to 50 barrel per day pilot plant and “prove out” longer term operation. We will make all necessary modifications to it to undertake a continuous test program to define those operating parameters as a substitute to fabricating a pre-commercial pilot-plant for such a purpose. Once those parameters are established it will allow us to modify the original engineering and design plans as necessary to produce a fully commercial package for the technology.

The unit is currently being reassembled so that it is equipped with a skid and minor changes to comply with Canadian safety and environmental standards prior to being shipped to the test facility. Starting in January 2007, an oilfield skid with an access platform was designed and fabricated to which the VISCOSITOR components were mounted. In addition, a control room was installed. An electric steam generator that will be soon ready for shipping from Los Angeles has been designed and constructed. Design of electrical and instrumentation components is nearing completion and the search for qualified vendors of those components has started. The building to house the VISCOSITOR is nearly complete but is still awaiting the installation of some utilities. Lab testing of oil and sand materials to be used in the continuous test program has commenced.

In October 2006, the Company entered into an agreement with a Canadian research and development organization to provide facilities and other resources necessary to test the Ellycrack pilot plant under long term usage. These tests are necessary in order to determine the potential commercial feasibility of this process and what, if any, modifications will be required to the design of a commercially viable plant. Under the terms of this agreement, the Company is required to pay a minimum fee of approximately $16,700 (CAD $18,500) per month commencing May 2007 for the provision of technical and research assistance and related services as well as facility rental for a period of twenty-four months. Upon signing the agreement, the Company paid a deposit in the amount of approximately $162,900 (CAD $180,000).

The Company has been approved to receive a grant administered by a Canadian Federal government agency. Under the terms of the agreement, the Company may receive up to approximately $262,400 (CAD $290,000) for costs incurred and paid in direct performance of testing of the pilot plant as described above. To date we have received approximately $11,800 (CAD $13,867) related to this grant.

To date, our operations have been funded by a combination of short-term debt and equity financing. Currently, cash on hand and collection of trade accounts receivable are our only existing sources of liquidity. In the event that we do not achieve positive cash flow from operations early in 2007, we will be relying on debt and equity financings to provide our Company with sufficient capital to continue our development and operational plans. We may also liquidate all or part of our investment in Oilsands Quest Inc. shares to raise additional capital. There can be no assurance that we can continue to grow, which would have a significant effect on the financial condition of our Company and our ability to effectively implement the proposed business plan for Flowstar and Ellycrack.

Although we do not have any lending arrangements in place with banking or financial institutions, we intend to seek conventional bank financing for Flowstar once we redeem or effect the conversion of all of the outstanding convertible debentures to equity as noted herein.

We are also currently in the process of arranging financing for our 2007 operations and investment plan. As part of our overall investment objectives we intend to acquire and develop one or more technologies in 2007. Our total anticipated funding requirement through the end of 2007 is estimated to be approximately $15 million. We believe that if we are able to obtain this financing, of which there is no reassurance, our cash balances will be sufficient to carry on normal operations for the next twelve months and meet any cash requirements that may be needed for target investments or acquisitions. Any sale of additional equity securities, if undertaken, will result in dilution to our stockholders. There can be no assurance that additional financing, when required, will be available to our company or on acceptable terms.

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

3.

Identifying and acquiring additional business opportunities that further enhance revenue, profitability, cash flow, business potential, and/or shareholder value within highly-leveraged high growth energy-related markets.

4.	Maintaining adequate financial resources.

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

Wescorp’s current corporate employee count has increased with the recent hiring of additional employees and now stands at twenty-five (25). Additionally, there may be services that Wescorp will contract out for, given the specialized nature of the business of Flowstar. With the change in our business plan, we anticipate that any change in capital assets, research and development and employees would be subject to change in any targeted operating business that we may acquire, including that of Flowstar and Ellycrack.

With the change in our business plan, we anticipate that any change in capital assets, research and development and employees would be subject to change in any targeted operating business that we may acquire, including that of Flowstar and Ellycrack.

Results from Operations – 2007 Compared to 2006

Three Months Ended March 31, 2007 Compared to Three Months Ended March 31, 2006

Revenues

Revenues during the quarter ended March 31, 2007 were $817,982, compared to $1,079,343 for the quarter ended March 31, 2006, a decrease of $261,361, or 24%. This decrease is attributed to the decline in the price of natural gas which has resulted in the customers of Flowstar to either defer or abandon plans to bring new wells into production. Sales coverage for the Flowstar DCR systems has been improved through the hiring of additional direct sales staff and increased exposure to the upstream measurement community. During this period of time these efforts were successful in increased market awareness of the Flowstar products, but unsuccessful in improving sales. We believe that these efforts will lead to increases in revenues in the near future. Flowstar has been focusing its sales efforts by identifying applications and markets where the DCR system has advantages over competing products in order to increase its market share in the Canadian natural gas flow measurement market. In addition, plans are underway to expand the existing product line being offered by Flowstar.

Cost of Sales

As a percentage of revenues, cost of sales for the quarter ended March 31, 2007 decreased slightly to 52.3% versus 52.5% for the quarter ended March 31, 2006.

Expenses

Operating expenses for the quarter ended March 31, 2007 were $1,491,021 versus $1,094,504 for the quarter ended March 31, 2006, an increase of $396,517. Additions to the management team for Wescorp were the principal reasons for this increase. The largest increases in our operating expenses were in consulting fees and wages and benefits as explained below.

In the fourth quarter of 2006, Mr. Dave LeMoine was hired as President of Flowstar and as Executive Vice President of Sales and Marketing for both Wescorp and Flowstar. To improve sales coverage, the Company hired additional sales staff necessary for Flowstar. It also provided merit increases in order to retain key employees. As there is currently a shortage of qualified employees, additional costs were incurred in 2007 in relation to the use of an employment agency to assist in the search and selection of competent employees. Even though the position of Vice-President of Investor Relations and Communications was eliminated in the third quarter of 2006, we incurred an overall increase in wages and benefits in the amount of $103,768. As a result, wages and benefits were $430,378 during the quarter ended March 31, 2007 versus $326,610 during the quarter ended March 31, 2006.

Also included in the new compensation package for Mr. Dave LeMoine were stock options which did not exist during the three months ended March 31, 2006. Thus, the Company incurred an increase of $78,100 in stock based compensation during the three months ended March 31, 2007 to $100,400 compared to the $22,300 incurred during the three months ended March 31, 2006.

Consulting fees incurred in the current three-month period in the amount of $239,689 were $139,058 higher than the $100,631 incurred in the same period for 2006. Additional contracts for five consultants which did not exist in the first quarter of 2006 include the engagement of consultants to assist with developing a business strategy which would allow Wescorp to enter the flow measurement market in the U.S. and the development of additional technologies that we hope to market in 2007. One of these contracts is for our Chief Operating Officer, Mr. Scott Shemwell. Additional consulting fees were also paid to help assess the viability of potential business acquisition candidates. In comparison we had only engaged two consultants in the first quarter of 2006 and those contracts were for significantly lower amounts.

Legal and accounting costs for the three months ended March 31, 2007 were $99,713, which was an increase of $45,549 compared to the corresponding period of 2006. The increase in 2007 is directly related to legal fees required for compliance with various regulatory filings, and for due diligence work undertaken with respect to potential business acquisitions and other contracts.

Travel expenses during the quarter ended March 31, 2007 increased by $38,242 versus the quarter ended March 31, 2006, a direct result of the increased activity in the Ellycrack project and additional marketing of both Wescorp and Flowstar in international markets. The opening of offices in Houston and Austin, Texas as well as the engagement of additional consultants located in the U.S. has directly contributed to these increases in cost.

Office expenses for the quarter ended March 31, 2007 were $93,608 compared to $79,665 for the quarter ended March 31, 2006. The increase of $13,943 is a direct result of the increased rental space occupied to accommodate the growth in operations, including the setting up of offices in Texas.

In order to strengthen the Board of Directors, the Company has decided to compensate outside directors in the form of shares. During the year ended December 31, 2006, the Company issued 100,000 shares to outside directors. The balance for the cost of those shares was expensed during the quarter ended March 31, 2007 and was valued at $17,488. No corresponding costs related to shares issued in 2006 were allocated to the first quarter of 2006.

Advertising and investor relations expenses rose by $11,473 to $55,551 for the quarter ended March 31, 2007 versus the $44,078 reported for the quarter ended March 31, 2006. This increase is a direct result of having the investor relations functions contracted out for the quarter ended March 31, 2007 instead of having these services performed internally by an employee as was done for the comparative period in 2006.

We incurred interest, finance and bank charges of $12,233 for the quarter ended March 31, 2007 compared to $2,327 incurred during the quarter ended March 31, 2006. This increase is due to $9,863 in interest incurred on the loan from AHC Holdings Inc. which did not exist at March 31, 2006.

The above increases were partially offset by a substantial decrease in interest on debentures. We incurred interest expenses of $6,904 on our debentures during the quarter ended March 31, 2007 compared to $54,726 incurred during the quarter ended March 31, 2006. This decrease of $47,822 is a direct result of only having $90,000 in debentures outstanding at March 31, 2007 versus the $1,475,319 in debentures that were outstanding at March 31, 2006.

Costs for research and development, all related to the Ellycrack project, dropped in the quarter ended March 31, 2007 to $168,285 compared to the $173,849 incurred in the quarter ended March 31, 2006. The decrease of $5,564 is a direct result of not incurring costs in 2007 to complete the design of the pilot plant that were incurred in 2006. While additional costs related to modifying the VISCOSITOR to be a 20 to 50 barrel per day pilot plant were incurred in the first quarter of 2007, a grant of approximately $11,800 was received to offset these costs. No corresponding grant money was received in 2006.

Depreciation and amortization expense for the quarter ended March 31, 2007 was $22,654 versus $26,043 for the quarter ended March 31, 2006, a decrease of $3,389. This decrease was due to having fully depreciated property and equipment as at December 31, 2006 that were still being utilized by the Company in the first quarter of 2007. The value of property and equipment that was not fully depreciated at March 31, 2006 was higher than at March 31, 2007.

Insurance expense for the quarter ended March 31, 2007 was $34,185 compared to $38,420 for the quarter ended March 31, 2006. The decrease in our premium for Directors and Officers liability insurance is the primary reason for the $4,235 reduction in insurance expense

Other Income and Expenses

For the quarter ended March 31, 2007, other expenses have increased by $618,918 from the same period during 2006. Most of the 2007 expense was directly attributable to the increase in the penalty for the late delivery of Stage 2 shares to the former shareholders of Vasjar. We were not able to deliver free-trading shares called for under Stage 2 of the agreement to acquire Vasjar, and thus we were required to pay the former Vasjar shareholders an additional 80,000 Wescorp common shares for each month that the shares are not delivered. This resulted in an accrual of $617,672 being recorded for the quarter ended March 31, 2007, which reflects the increase in shares needed to be delivered and the closing trading price of Wescorp shares as at March 31, 2007. The financial statements for the same period in 2006 do not reflect the requirements for late delivery of shares as stipulated by Stage 1 of the agreement as these requirements were satisfied in September 2005.

Net Loss

The net loss for the quarter ended March 31, 2007 of $1,720,591 compared to a net loss of $583,007 for 2006 is due to the net effect of the decrease in gross profit of $122,149 and increases of $396,517 in operating expenses and $618,918 in other expenses as explained above

Liquidity and Capital Resources – 2007 Compared to 2006

Three Months Ended March 31, 2007 Compared to Three Months Ended March 31, 2006

From inception, we have been dependent on investment capital and debt financing from our shareholders as our primary source of liquidity. Prior to our acquisition of Flowstar in 2004 we had not generated any revenue or income from our operations. Through March 31, 2007, we have generated revenues from operations of $7,554,563 (comprised of $817,982 for the quarter ended March 31, 2007, $3,184,461, $2,323,589, and $1,228,531 for the years ended December 31, 2006, 2005 and 2004, respectively). We had an accumulated deficit at March 31, 2007 of $21,420,986.

Our cash position at March 31, 2007 decreased to $155,861 from the $499,233 balance of December 31, 2006, and from the $417,080 balance we had at March 31, 2006.

We used cash in operations of $579,938 in the first three months of 2007 compared to cash used in operations of $789,602 during the same period in 2006. Most of this amount relates to the operating loss adjusted for non-cash items, which were $1,468,375 for the quarter ended March 31, 2007 (March 31, 2006 - $405,502). Changes in operating assets and liabilities are explained below.

We also had a net outflow of cash of $5,511 from investing activities for the quarter ended March 31, 2007, which was for the purchase of plant and equipment. During the quarter ended March 31, 2006, $7,791 was utilized to purchase plant and equipment and $150,000 was used for the purchase of shares in Ellycrack AS.

The net cash used in operating and investing activities was funded with $271,580 from financing activities for the quarter ended March 31, 2007. The cash flow from financing activities for the three months ended March 31, 2007 was primarily a result of:

  The issuance of stock in the amount of consideration equal to $50,000, as compared to $116,667 for the same period in 2006;
  Cash received on the exercise of warrants for which shares were not yet issued in the amount of $64,819, as compared to $667,687 for the same period in 2006; and
  The funds received for share subscriptions receivable in the amount of $85,000, as compared to $29,772 for the same period in 2006.

In the quarter ended March 31, 2007 we incurred debt of:

  $4,393 relating to unpaid remuneration for our Chief Executive Officer, as compared to $4,078 for the same period in 2006;
  $65,000 in consulting fees, as compared to no fees incurred in the same period in 2006; and
  $9,863 in interest owed to a company controlled by a director of Wescorp, as compared to no such interest owed in the same period in 2006.

During the three months ended March 31, 2007 we had to repay debt in the amount of $7,495, as compared to $8,422 for the same period in 2006. In the three months ended March 31, 2006 we had to repay convertible debentures in the amount of $77,000.

At March 31, 2007, we had current assets totaling $2,581,595 compared to $2,577,156 at March 31, 2006. This increase is a direct result of the increase in prepaid deposits offset by the negative cash flow described above. The major portion of the prepaid deposits was made with our Canadian partner who is assisting us with assessing the Ellycrack technology. Additional deposits were made with key vendors to ensure that they would be able to provide us with an adequate supply of our vital products. Increases in accounts receivable at March 31, 2007 over the balances at March 31, 2006 were effectively offset by decreases in inventory for the same respective periods.

Our investment in property and equipment at the end of the first quarter of 2007 decreased to $121,053 compared to $191,791 reported in the fist quarter of 2006. This decrease is a direct result of only investing $28,988 in property and equipment while depreciating those assets by $97,047 since March 31, 2006.

The decrease in investments to $2,190,418 at March 31, 2007 from the March 31, 2006 balance of $4,084,910 was a direct result of the decline in the market price of our available for sale investment at these respective dates. At March 31, 2006 we had invested in 170,000 shares of Synenco Energy Inc. (“Synenco”) that traded at approximately $20.86 (CAD $24.35) per share market. On March 23, 2007 we exchanged the 170,000 Synenco shares for 470,143 shares of Oilsands Quest Inc. At March 31, 2007 Oilsands Quest Inc. was trading at $3.45.

The reduction in our technology is due to the amortization of this asset over its estimated useful life of approximately eight years.

The Company had $6,055,150 in current liabilities at March 31, 2007 compared to $5,556,955 at March 31, 2006. Most of the increase can be attributed to additional trade payables and financing required to sustain the higher level of activity of our growing organization. Trade payables have increased by $772,349 when compared to the March 31, 2006 figures. The other major increase to current liabilities is a direct result of having the entire amount owed on the agreement payable due within the next 12 months whereas $400,000 was included in long-term liabilities at March 31, 2006. Only $90,000 in the form of short-term convertible debentures was still on the books at March 31, 2007 which reflects debentures totaling $1,180,250 being redirected to units of the private placement that closed in December 2006 and $205,069 in repayments of convertible debentures since March 31, 2006.

We had long-term liabilities of $68,036 at March 31, 2007 compared to $501,802 at March 31, 2006. Most of the decrease relates to the liability for the agreement payable being reflected as a current liability as described above. The balance of the decrease is due to the paying down of existing vehicle loans while not incurring any new debt as no new equipment purchases were financed.

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

Moreover, we have acquired several companies or interests in companies in the recent past. As a result of these acquisitions, we recorded significant intangible assets on our balance sheet, which has a carrying value of approximately $2.5 million as of March 31, 2007, which is amortized on a straight-line basis over its useful life of approximately eight years, and is expected to expire in March 2012. We periodically assess these assets to determine any impairment. Our ability to realize the value of these assets will depend on the future cash flows of the corresponding acquired businesses. These cash flows in turn depend in part on how well we have integrated these businesses. If we are not able to realize the value of these assets, we may be required to incur material charges relating to their impairment.

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

We expect to experience rapid growth. If this happens and we are not able to manage this growth successfully, this inability to manage the growth could adversely affect our business, financial condition, and results of operations.

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

The market for flow metering devices and heavy-oil upgrading technology is expected to remain highly competitive. While we believe our products are unique and have adequate patent protection for the underlying technologies, there can be no assurance that competitors will not emerge in the near to medium term with comparable products or technologies. There are several large companies involved in gas flow metering and heavy oil upgrading technology with larger more established sales and marketing organizations, technical staff, and financial resources. We intend to establish marketing and distribution partnerships or alliances with several of these companies but there can be no assurance that such alliances will be formed.

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

The average daily trading volume of our common stock was approximately 114,000 shares per day over the 90-day period ended March 31, 2007. If limited trading in our stock continues, it may be difficult for investors to sell their shares in the public market at any given time at prevailing prices.

Sales of a substantial number of shares in the Stockholders Offering may result in significant downward pressure on the price of our common stock and could affect the ability of our stockholders to realize the current trading price of our common stock.

As of March 31, 2007, approximately 14,864,000 shares of common stock that are currently outstanding are considered “restricted securities” as that term is defined under the Securities Act of 1933, as amended, or the Securities Act. Though not currently registered, these restricted securities may be sold in the future, in compliance with Rule 144 promulgated under the Securities Act or pursuant to a future registration statement. Rule 144 provides that a person holding restricted securities for a period of one year or more may sell those securities in accordance with the volume limitations and other conditions of the rule. Sales made pursuant to Rule 144 or 144(k), or pursuant to a registration statement filed under the Securities Act, could result in significant downward pressure on the market price for our common stock.

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

In addition, any preferred stock that is issued may have rights; including rights as to dividends, liquidation preferences, and voting; that are superior to those of holders of common stock.

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

ITEM 3. CONTROLS AND PROCEDURES

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There was an action brought by Mark Baum against Wescorp (Baum v. Wescorp Energy Inc., f/k/a CTI Diversified Holdings, Inc., case number 50T 181 00033 04 - American Arbitration Association, International Centre for Dispute Resolution). The case was commenced January 15, 2004 and the hearing thereon was held in October 2004. The claim was for $300,000 plus attorney’s fees and costs. Principal parties were Baum and Wescorp. Baum’s claim was based on a purported agreement whereby he or an affiliate was to provide various services to Wescorp for payments of $6,000 per month in Wescorp stock payable six months in advance. The Company was successful in its arbitration hearings with Mr. Baum and was awarded $42,471 plus court costs. Mr. Baum appealed the judgment. The final determination of the case at this time is not certain, nor is it certain when the company will receive the court award and costs (if any). Management has relied on professional advice that has recommended that the matter not be pursued any further due to economic reasons.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On January 22, 2007, upon the exercise of previously outstanding warrants at $.25 per share, the Company issued 200,000 shares of common stock for total proceeds of $50,000. The warrants originally were issued as part of a private placement to accredited investors outside the United States in reliance upon an exemption from registration under Regulation S of the Securities Act of 1933, as amended.

On February 23, 2007, in connection with an agreement with OKKO International Inc., the Company issued 321,059 shares of common stock to settle an outstanding liability. The shares were issued to a single non-U.S. resident, who is also an accredited investor, in reliance upon the exemption from registration under Regulation S of the Securities Act as a private transaction under Section 4(2) of the Securities Act.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our security holders during the three months ended March 31, 2007.

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

*Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 14th day of May, 2007.

WESCORP ENERGY INC.

Date: May 15, 2007	By:	/s/ Douglas Biles
Douglas Biles, Chief Executive Officer and Director

	By:	/s/ Terry Mereniuk
Terry Mereniuk, Chief Financial Officer and Director