Form 10QSB/A
period 2007-03-31
WESCORP ENERGY INC
filed 2007-06-11
CIK 1069489

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

EXPLANATION OF CHANGE

The original Report on Form 10-QSB (the “Original 10-QSB”) for the quarter ended March 31, 2007 filed on May 15, 2007 inaccurately included the following statements in the Plan of Operation for the Next Twelve Months:

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

The correct disclosure should be as follows:

  By working with our suppliers, we have brought our customers a new Class 1 Div 1 Intrinsically Safe radio package. This package provides end users with an easy to install, low power, wireless communications link to the DCR flow computer. The introduction of this product focuses towards improving field and operations efficiencies, while having a positive impact on our customers who are interested in reducing their monthly monitoring fees, and allocating their field resources to more productive areas.

We have prepared this Amendment No. 1 to incorporate the foregoing change. All other disclosures in this Amendment No. 1 remain the same as the Original 10-QSB.

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

In an effort to reduce the impact that downturns in natural gas prices have on sales of gas measurement devices, Flowstar plans to diversify and expand its product line for 2007 as follows:

  By working with our suppliers, we have brought our customers a new Class 1 Div 1 Intrinsically Safe radio package. This package provides end users with an easy to install, low power, wireless communications link to the DCR flow computer. The introduction of this product focuses towards improving field and operations efficiencies, while having a positive impact on our customers who are interested in reducing their monthly monitoring fees, and allocating their field resources to more productive areas.

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

*Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 8th day of June, 2007.

WESCORP ENERGY INC.

Date: June 8, 2007	By:	/s/ Douglas Biles
Douglas Biles, Chief Executive Officer and Director

	By:	/s/ Terry Mereniuk
Terry Mereniuk, Chief Financial Officer and Director