Form 10QSB
period 2007-06-30
WESCORP ENERGY INC
filed 2007-08-15
CIK 1069489

10QSB form10qsb.htm QUARTERLY REPORT FOR THE QUARTER ENDED JUNE 30, 2007

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2007

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

Number of shares outstanding of the registrant's class of common stock as of August 8, 2007 was 55,012,370.

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
  OUR NEED FOR ADDITIONAL CAPITAL MAY HARM OUR FINANCIAL CONDITION OR LIMIT OUR ABILITY TO FUND ACQUISITIONS; AND
  IF ACQUISITIONS ARE COMPLETED, THEY MAY BE UNSUCCESSFUL FOR TECHNICAL, ECONOMIC, OR OTHER REASONS.

CURRENCIES

All amounts expressed herein are in U.S. dollars unless otherwise indicated.

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

WESCORP ENERGY INC.
CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2007	2006
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash	$820,190	$499,233
Restricted cash	-	171,000
Accounts receivable, net of allowance for doubtful
accounts of $17,235 and $20,408, respectively	280,561	695,445
Inventories (Note 4)	1,120,870	1,053,258
Short-term investment (Note 5)	1,322,367	-
Prepaid expenses	353,548	503,264
TOTAL CURRENT ASSETS	3,897,536	2,922,200

PROPERTY AND EQUIPMENT, net (Note 6)	102,862	138,196

OTHER ASSETS
Investments (Note 7)	1,729,678	2,655,925
Technology, net (Note 8)	2,436,293	2,694,616
Other receivables	107,227	72,023
TOTAL OTHER ASSETS	4,273,198	5,422,564

TOTAL ASSETS	$8,273,596	$8,482,960

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$2,044,003	$1,697,212
Current portion of notes payable (Note 9)	371,471	47,936
Agreement payable (Note 10)	800,000	800,000
Due to related parties (Note 16)	822,415	665,529
Related party note payable (Note 16)	1,924,681	1,924,681
Convertible debentures (Note 11)	90,000	90,000
TOTAL CURRENT LIABILITIES	6,052,570	5,225,358

NOTES PAYABLE, net of current portion (Note 9)	63,390	76,129

CONVERTIBLE DEBENTURES (Note 11)	2,250,000	-

COMMITMENTS AND CONTINGENCIES (Note 16)

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, 50,000,000 shares authorized, $0.0001
par value; no shares issued (Note 12)
Common stock, 250,000,000 shares authorized, $0.0001
par value; 55,012,370 and 52,195,130 shares
issued and outstanding, respectively (Note 12)	5,499	5,218
Additional paid-in capital	22,704,963	21,332,583
Deferred compensation	(108,164)	-
Subscription receivable	(22,500)	(97,500)
Funds received for exercise of warrants	316,241	382,354
Accumulated other comprehensive income	380,498	1,259,213
Accumulated deficit	(23,368,901)	(19,700,395)
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	(92,364)	3,181,473

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY (DEFICIT)	$8,273,596	$8,482,960

The accompanying notes are an integral part of these consolidated financial statements.

WESCORP ENERGY INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006

REVENUES	$493,622	$981,447	$1,311,604	$2,060,790

COST OF SALES	300,873	504,089	728,528	1,070,956

GROSS PROFIT	192,749	477,358	583,076	989,834

EXPENSES
Wages and benefits	435,942	351,520	866,320	678,130
Wages stock-based (Note 14)	37,200	20,556	137,600	42,856
Consulting	318,206	96,351	557,895	196,982
Research and development	98,394	147,132	266,679	320,981
Amortization of technology	129,161	129,161	258,323	258,323
Office	120,787	100,852	214,395	180,517
Advertising and investor relations	132,335	85,727	187,886	129,805
Travel	95,634	73,670	176,405	116,199
Legal and accounting	75,639	81,437	175,352	135,601
Insurance	31,120	36,580	65,305	75,000
Depreciation and amortization	23,666	25,955	46,320	51,998
Interest, finance and bank charges	32,599	51,792	44,832	54,119
Directors fees	22,244	17,605	39,732	17,605
Interest on debentures	29,687	56,979	36,591	111,705
TOTAL OPERATING EXPENSES	1,582,614	1,275,317	3,073,635	2,369,821

LOSS FROM OPERATIONS	(1,389,865)	(797,959)	(2,490,559)	(1,379,987)

OTHER EXPENSE
Penalty for late delivery of shares (Note 10)	(121,808)	(120,000)	(739,480)	(120,000)
Penalty for late filing of registration statement	(424,839)	-	(424,839)	-
Foreign currency translation gain (loss)	(17,194)	2,751	(21,275)	1,772
Interest and other income	5,791	-	7,647	-
Gain on disposition of assets	-	1,361	-	1,361
TOTAL OTHER EXPENSE	(558,050)	(115,888)	(1,177,947)	(116,867)

NET LOSS	$(1,947,915)	$(913,847)	$(3,668,506)	$(1,496,854)

BASIC AND DILUTED NET LOSS PER SHARE	$(0.04)	$(0.02)	$(0.07)	$(0.04)

WEIGHTED AVERAGE NUMBER COMMON SHARES
OUTSTANDING - BASIC AND DILUTED	54,048,270	41,128,176	52,788,687	40,675,097

The accompanying notes are an integral part of these consolidated financial statements.

WESCORP ENERGY INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

						Funds		Accumulated	Total
	Common Stock					Received		Other	Stockholders'
	Number		Additional	Deferred	Subscription	for Exercise	Accumulated	Comprehensive	Equity	Comprehensive
	of Shares	Amount	Paid-in Capital	Compensation	Receivable	of Warrants	Deficit	Income (Loss)	(Deficit)	Loss

Balance, December 31, 2006	52,195,230	$5,218	$21,332,583	$-	$(97,500)	$382,354	$(19,700,395)	$1,259,213	$3,181,473	$(4,709,221)
Warrants exercised at $0.25
per share	200,000	20	49,980	-	-	-	-	-	50,000
Warrants exercised at $0.35
per share	570,000	57	199,443	-	-	(199,500)	-	-	-
Proceeds received from
common stock issued for
private placement at
$0.50 per unit	-	-	-	-	85,000	-	-	-	85,000
Common stock issued to settle
accounts payable at $0.44
per share	321,059	32	141,234	-	-	-	-	-	141,266
Common stock issued to settle
accounts payable at $0.50
per share	532,624	53	266,259	-	-	-	-	-	266,312
Common stock issued for
private placement at $0.50
per unit	20,000	2	9,998	-	(10,000)	-	-	-	-
Common stock issued for
director's fees at $0.48
per share	250,000	25	119,975	(120,000)	-	-	-	-	-
Amortization of deferred
compensation	-	-	-	11,836	-	-	-	-	11,836
Common stock issued
pursuant to terms of cashless
warrant at $0.49 per share	73,780	7	36,145	-	-	-	-	-	36,152
Common shares issued to				-
delay in share registration	849,677	85	424,754	-	-	-	-	-	424,839
Private placement issuance
costs	-	-	(13,008)	-	-	-	-	-	(13,008)
Foreign currency translation
gain	-	-	-	-	-	-	-	47,532	47,532	47,532
Unrealized holding loss on
available-for-sale securities	-	-	-	-	-	-	-	(926,247)	(926,247)	(926,247)
Stock-based compensation	-	-	137,600	-	-	-	-	-	137,600
Proceeds received from exercise
of warrants prior to
issuance	-	-	-	-	-	133,387	-	-	133,387
Net loss	-	-	-	-	-	-	(3,668,506)	-	(3,668,506)	(3,668,506)
Balance, June 30, 2007
(Unaudited)	55,012,370	$5,499	$22,704,963	$(108,164)	$(22,500)	$316,241	$(23,368,901)	$380,498	$(92,364)	$(4,547,221)

The accompanying notes are and integral part of these consolidated financial statements.

WESCORP ENERGY INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,668,506)	$(1,496,854)
Adjustments to reconcile net loss
to net cash used in operating activities:
Depreciation and amortization	46,320	51,998
Amortization of technology	258,323	258,323
Wages stock-based	137,600	42,856
Fair value of common stock issued to pay penalty for late filing of
registration statement	424,839	-
Gain on disposition of assets	-	(1,361)
Fair value of common stock and warrants issued for services	47,988	46,000
Changes in operating assets and liabilities:
Restricted cash	171,000	-
Accounts receivable	414,884	(430,392)
Inventories	(67,612)	(76,589)
Prepaid expenses	149,716	(107,501)
Deposits	-	(12,976)
Accounts payable and accrued liabilities	754,369	291,610
Net cash used in operating activities	(1,331,079)	(1,434,886)
CASH FLOWS FROM INVESTING ACTIVITIES:
Increase in short-term investment	(1,322,367)	-
Purchase of property and equipment	(10,986)	(12,628)
Cash invested in other receivables	(28,297)	-
Proceeds from disposition of assets	-	2,687
Increase in investments	-	(150,000)
Net cash used in investing activities	(1,361,650)	(159,941)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments on notes payable	(8,940)	(11,200)
Proceeds from notes payable	319,736	-
Proceeds from convertible debentures	2,250,000	-
Increase in amounts due to related parties	156,886	507,263
Repayments on convertible debentures	-	(77,000)
Proceeds received from exercise of warrants prior to issuing shares	133,387	311,589
Proceeds from subscriptions receivable	85,000	29,772
Proceeds from issuance of common stock	50,000	479,954
Private placement issuance costs	(13,008)	-
Net cash provided by financing activities	2,973,061	1,240,378
Effect of exchange rates	40,625	74,918
Net increase (decrease) in cash	320,957	(279,531)
Cash, beginning of period	499,233	580,430
Cash, end of period	$820,190	$300,899
SUPPLEMENTAL CASH FLOW DISCLOSURES:
Cash paid for:
Interest	$36,581	$57,053
Income taxes	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Shares issued to settle accounts payable	$407,578	$-

The accompanying notes are an integral part of these consolidated financial statements.

WESCORP ENERGY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
June 30, 2007

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

Operating results for the six month period ended June 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.

Going Concern

These consolidated financial statements have been prepared under the assumption that the Company will continue on a going concern basis and that it will be able to realize assets and discharge liabilities in the normal course of business. As shown in the accompanying financial statements, the Company had a working capital deficit of $2,046,870 at June 30, 2007 and has incurred an accumulated deficit of approximately $23,368,901 through June 30, 2007. The Company has changed its focus to acquire, develop, and commercialize technologies that are designed to improve the management, environmental and economic performance of field operations in the oil and gas industries which will, if successful, mitigate these factors which raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue as a going concern.

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

The Company’s year end is December 31. The Company is headquartered in Calgary, Alberta, Canada.

NOTE 3 – RECLASSIFICATIONS

Certain amounts from prior periods have been reclassified to conform to the current period presentation.

NOTE 4 – INVENTORIES
The components of inventory were as follows at:

	June 30,	December 31,
	2007	2006
	(Unaudited)
Finished goods	$1,097,539	$1,025,847
Raw materials	23,331	27,410
	$1,120,870	$1,053,258

NOTE 5 – SHORT-TERM INVESTMENT

During the period the Company invested approximately $1,316,577 (CAD 1,400,000) in a debenture certificate. This investment bears simple interest at a rate of 7% per annum and matures on December 31, 2007. The balance of $1,322,367 at June 30, 2007 includes accrued interest.

NOTE 6 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at:

	June 30,	December 31,
	2007	2006
	(Unaudited)
Automotive equipment	$166,275	$166,275
Computer hardware	40,599	37,135
Computer software	14,489	13,852
Furniture and fixtures	26,273	23,584
Leasehold improvements	38,143	38,143
Office equipment	43,702	43,318
Tools and equipment	26,299	22,489
	355,780	344,796
Less: accumulated depreciation	252,918	206,600
	$102,862	$138,196

Depreciation and amortization expense for the six months ended June 30, 2007 and 2006 was $46,320 and $51,998, respectively.

NOTE 7 – INVESTMENTS

Investments consisted of the following at:

	June 30,	December 31,
	2007	2006
	(Unaudited)
Oilsands Quest Inc.	$1,161,253	$-
Ellycrack AS	538,186	538,186
Eureka Oil AS	15,840	15,840
Tarblaster AS	14,399	14,399
Synenco Energy Inc.	-	2,087,500
	$1,729,678	$2,655,925

Synenco Energy Inc.
On June 9, 2003, the Company signed an option agreement allowing the Company to purchase up to 1,000,000 common stock shares of Synenco Energy Inc. (“Synenco”), a company involved in the potential development of an oil sands lease in the Athabasca Oil Sands area of northern Alberta, Canada. Under the terms of the option, the Company could acquire the maximum number of Synenco shares upon payment of $3,700,000 as follows: $2,815,000 in cash and $885,000 ($0.30 per share) in Company stock. To date, the Company has purchased 170,000 Synenco shares and paid $530,462, which was recorded as an investment using the cost basis. On April 23, 2004, the Company set aside 600,000 shares of common stock for delivery to the vendor as partial consideration of the proposed acquisition. On May 6, 2004, Wescorp delivered these shares to the vendor's legal counsel with an undertaking not to release the Wescorp shares until 170,000 Synenco shares have been transferred to Wescorp. The number of Synenco shares to be transferred to Wescorp corresponds to the amount of cash paid and shares issued by Wescorp in proportion to the total purchase price for the 1,000,000 Synenco shares. The balance of the option expired without being exercised on March 31, 2004. In November 2005, Synenco became a publicly traded company on the TSX Exchange and the value of the shares increased substantially. As such, the Company reclassified this investment to available-for-sale securities and recorded the investment at its fair value. During the quarter ended March 31, 2007 these shares were exchanged for shares of Oilsands Quest Inc. as described below.

Oilsands Quest Inc
On March 23, 2007, the Company exchanged its 170,000 shares of Synenco for 470,143 common shares of Oilsands Quest Inc. (“Oilsands”), a company publicly traded on the American Stock Exchange under the symbol “BQI”. During the six months ended June 30, 2007, the Company recognized an unrealized holding loss of $926,247 in comprehensive income associated with the decline in the market value of the investment, inclusive of the Synenco investment prior to this transaction. No income tax effect has been reflected in accumulated other comprehensive income as the Company has available net operating loss carryforwards in excess of the net unrealized holding gain.

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

Investment in Tarblaster AS
In 2006, Wescorp paid $14,399 for 900,000 common shares of Tarblaster AS (“Tarblaster”), a privately held company in Norway, at 0.10 Kroners per share (approximately $0.02 per share). Wescorp’s investment represents 13.85% of the issued and outstanding common shares of Tarblaster

NOTE 8 – TECHNOLOGY

The Company acquired DCR technology rights through its acquisitions of Flowstar and Vasjar which are included in intangible assets. These items represent the acquisition cost of the assets purchased from Flowstar and Vasjar in 2004. The Company’s intangible assets are summarized as follows:

	June 30,	December 31,
	2007	2006
	(Unaudited)
DCR technology acquired from Vasjar	$3,503,824	$3,503,824
DCR technology acquired from Flowstar	414,073	414,073
	3,917,897	3,917,897
Less: accumulated amortization	1,481,604	1,223,281
	$2,436,293	$2,694,616

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

NOTE 9 – NOTES PAYABLE

The following comprises the Company’s notes payable at:

	June 30,	December 31,
	2007	2006
	(Unaudited)
Note payable – Interest at 0.0%, and secured by automotive assets of Flowstar, payable $569 per
month, principal only, due July 2008	$8,108	$10,813
Note payable – Interest at 7.75%, compounded monthly and secured by automotive assets of
Flowstar, payable $677 per month, principal and interest, due September 2009	18,327	20,064
Note payable – Interest at 9.45%, compounded monthly and secured by automotive assets of
Flowstar, payable $387 per month, principal and interest, due July 2010	13,554	14,059
Note payable – Interest at 0.90%, compounded monthly and secured by automotive assets of
Flowstar, payable $627 per month, principal and interest, due September 2010	26,431	27,767
Note payable – Interest at 0.0%, and secured by automotive assets of Flowstar, payable $825 per
month, principal only, due November 2009	26,230	28,887
Notes payable – Interest at 0.0%, unsecured	22,475	22,475
Notes payable – Interest at 12.0%, secured by accounts receivable and inventories of Flowstar,
payable $3,197 interest only per month, due November 2007	319,736	-
Total notes payable	434,861	124,065
Amounts due within one year	371,471	47,936
	$63,390	$76,129

Annual future aggregate principal payments on notes payable are as follows:

Periods ending June 30,
2007	$371,471
2008	32,351
2009	19,704
2010	2,478
2011	8,857
$434,861

NOTE 10 –AGREEMENT PAYABLE

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

On April 1, 2007, the Company was not able to deliver free-trading shares called for under Tranche 2, Stage Three, and thus the Company is required to pay the former Vasjar shareholders an additional 80,000 Wescorp common shares, compounded monthly, for each month that the shares are not delivered and will incur a charge to operations for the fair value of these common shares. Through August 2007, the Company has recorded a charge to operations of $224,600 to issue an additional 488,408 common shares as the free-trading shares associated with Stage Three have not been issued.

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

NOTE 11 – CONVERTIBLE DEBENTURES

Short-term
During the year ended December 31, 2005, the Company issued debentures in the amount of $1,552,319 that bear interest at the rate of 14% per annum payable quarterly that originally matured on December 31, 2005. During the year ended December 31, 2006, holders of debentures totaling $1,180,250 agreed to have their investment redirected to units of the private placement that was completed in December 2006 (see Note 8). In addition, the holders of $90,000 in debentures have agreed to extend the terms of the debenture agreement through June 30, 2007. The remaining balance for debentures totaling $282,069 was repaid in the year ended December 31, 2006. The remaining debentures are secured by way of a security interest over the inventories and accounts receivable of Flowstar.

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

The Company shall be entitled to prepay the debenture in whole or in part, at any time prior to the maturity date subject to the following:

a)the Company provides the holder with at least one month’s prior written notice of the Company’s intention to repay the debenture; and b)at the date the notice is issued the weighted average trading price of the Company's common shares as traded on the NASD OTC Bulletin Board for the ten previous trading days was at least $1.35 per share.

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

Long-term
During the period ended June 30, 2007, the Company issued a debenture in the amount of $2,250,000 which bears interest at the rate of 10% per annum. Interest on the principal amount of the debenture is payable biannually and commences December 31, 2007. The debenture is unsecured and matures on June 9, 2009.

The debentures may, at the option of the holder, be converted into units of the Company at a price of $1.00 per unit at any time prior to the maturity date. Each unit shall be comprised of one common share of the Company and one half common share purchase warrant. Each warrant entitles the holder thereof to purchase one (1) common share for each warrant held for a price of $3.00 per share common share for a period of up to two years from the date the warrant was issued. Management has determined that the fair value of the conversion feature is insignificant and has not recorded an equity component of this debenture.

The number of common shares and warrants that may be issued pursuant to the conversion of this debenture are subject to adjustments in the event that the Company: [This is pretty standard contract – probably not necessary to disclose]

a)	subdivides its outstanding common shares;

b)	combines its outstanding common shares into a smaller number of common shares; or

c)

issues by reclassification of its common shares, other securities of the Company (including any such reclassification in connection with a consolidation, merger, amalgamation or other combination in which the Company is the surviving corporation).

The Company shall be entitled to prepay the debenture in whole or in part, at any time prior to the maturity date by providing at least 30 days written notice to the debenture holder.

NOTE 12 – COMMON STOCK AND WARRANTS

The Company is authorized to issue 250,000,000 shares of $0.0001 par value common stock and 50,000,000 shares of $0.0001 par value preferred stock. All common shares have equal voting rights, are non-assessable and have one vote per share. Voting rights are not cumulative and, therefore, the holders of more than 50% of the common stock could, if they choose to do so, elect all of the directors of the Company. The preferred shares may be issued in series, with the powers, rights and limitations of the preferred shares to be determined by the Company’s board of directors. As of June 30, 2007, no preferred shares had been issued.

2007 Stock Transactions
In January 2007, the Company issued 200,000 shares of common stock for total proceeds of $50,000. These shares were issued on the exercise of warrants at an exercise price of $0.25 per share.

In June 2007, the Company issued 570,000 shares of common stock for total proceeds of $199,500. The proceeds for this transaction were received during the year ended December 31, 2006. These shares were issued on the exercise of warrants at an exercise price of $0.35 per share.

In June 2007, the Company issued 73,780 shares of common stock valued at $36,152 pursuant to the terms of a cashless warrant. The warrant was originally issued in December 2003 in relation to the provision of services by a consultant.

In June 2007, the Company issued 849,577 units valued at a price of $0.50 per unit. These units were issued pursuant to the same terms as a private placement of 7,944,150 units that was completed December 2006 which entitled each investor to an additional 10% of the original units subscribed for if the Company did not file a registration statement within 90 days of the closing of the private placement Each unit consists of one share of common stock and one common stock warrant. One warrant entitles the holder to purchase one additional common share at a price of $0.75 per share at any time until the close of business on December 15, 2008. After six months from the date of issue, the warrants shall be deemed exercised, in accordance with their terms, if at any time prior to their expiry the weighted average trading price of the Company's common shares as traded on the NASD OTC Bulletin Board for the previous ten (10) trading days is at least $1.50 per share. In the event that the aggregate exercise price for the warrants is not tendered to the Company within 30 days of their deemed exercise, at the option of the Company, such warrants will be deemed cancelled. The Company has recorded a charge of $424,839 to operations to account for this transaction.

In June 2007, the Company issued 20,000 units at a price of $0.50 per unit for total proceeds of $10,000 relating to a private placement of 7,944,150 units that was completed December 2006. These units were fully paid for at the time the private placement had been closed but the Company inadvertently failed to issue the units at that time.

Additional equity transactions during the six months ended June 30, 2007 included the issuance of 853,683 shares of common stock to settle certain accounts payable totaling $407,578 and the issuance of 250,000 shares of common stock valued at $120,000 to compensate two directors of the Company in the form of directors’ fees for periods ranging from one to four years.

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

As of June 30, 2007, the Company had the following common stock purchase warrants outstanding:

Number of shares	Exercise	Expiration
under warrants	price	date
1,000,000	$ 0.15	June 2008
100,000	$ 0.74	May 2009
7,964,150	$ 0.75	December 2008
532,624	$ 0.75	December 2008
849,677	$ 0.75	December 2008
275,000	$ 0.50	November 2009
10,721,451

NOTE 13 – STOCK OPTIONS

During the six months ended June 30, 2007, issued a combined total of 494,564 options to purchase common shares to officers. Changes in the number of options outstanding are summarized as follows:

	June 30, 2007		December 31, 2006
	(Unaudited)
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Options	Price	Options	Price
Outstanding, beginning of period	2,853,272	$0.55	2,326,881	$0.56
Granted	494,564	0.47	526,391	0.51
Outstanding, end of period	3,347,836	$0.54	2,853,272	$0.55

The weighted average remaining contractual life of the options is 27 months.

NOTE 14 – WAGES STOCK-BASED

The fair value of the stock options granted in the six months ended June 30, 2007 was calculated using the Black-Scholes option pricing model incorporating the following weighted average assumptions:

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

NOTE 16 – COMMITMENTS AND CONTINGENCIES

Agreement with Legal Service Provider
In September 2003, the Company approved a transaction with a legal service provider in recognition of a previous credit accommodation. The transaction provided for a direct grant of 100,000 common shares and an additional 100,000 common stock warrants exercisable at $0.50 for five years with a cashless exercise feature. As part of the transaction, the party agreed to cap legal service costs at an agreed upon maximum rate from September 2003 to December 2004, amounting to a reduction of $100 per hour. As of June 30, 2007, the Company had issued 100,000 shares but no warrants to the legal service provider. The Company no longer has engaged this legal service provider.

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

Operating Leases

The Company leases office and manufacturing space in Edmonton, Alberta, Canada for approximately $8,210 per month and office space in Houston, Texas for $3,200 per month under month-to-month operating lease agreements. The Company also leases office space in Calgary, Alberta, Canada for approximately $5,720 per month which expires in June 2011.

In addition, the Company has entered into lease agreements with respect to vehicles which have minimum lease payments of approximately $3,120 per month until May 2010 and a photocopier which has minimum lease payments of approximately $550 per month until December 2008.

In October 2006, the Company entered into an agreement with a Canadian research and development organization to provide facilities and other resources necessary to test the Ellycrack pilot plant under long-term usage. These tests are necessary in order to determine the potential commercial feasibility of this process and what, if any, modifications will be required to the design of a commercially viable plant. Under the terms of this agreement, the Company is required to pay a minimum fee of approximately $17,400 (CAD $18,500) per month commencing August 2007 for the provision of technical and research assistance and related services as well as facility rental for a period of twenty-four months. Upon signing the agreement the Company paid a deposit in the amount of $169,272 (CAD $180,000).

Annual future aggregate minimum payments under operating leases and commitments are as follows:

Periods ending June 30,
2007	$199,680
2008	313,800
2009	208,370
2010	75,504
$797,354

NOTE 16 - RELATED PARTY TRANSACTIONS

Summary of related party transactions as follows for the six months ended:

	June 30,	June 30,
	2007	2006
	(Unaudited)	(Unaudited)
Interest accrued on note payable to AHC	$19,335	$-
Consulting fees accrued to AHC	$130,000	$-
Stock-based compensation paid or accrued to a director of the Company	$45,200	$42,856

Executive Compensation
During the six months ended June 30, 2007, the Company incurred an expense for compensation to its Chief Executive Officer in the amount of $7,051 (June 30, 2006 - $7,263) which has not yet been paid . The outstanding balance of $21,210 (December 31, 2006 -14,159) is reflected in due to related parties.

Note Payable
On June 20, 2006, the Company entered entered into an agreement with AHC, under which AHC would lend the Company $500,000. AHC is a private company beneficially owned and controlled by a director of the Company. The loan is structured as a promissory note that is unsecured, bears interest at the rate of 8% per annum, is due on demand, and is guaranteed by two of the Company’s officers. At June 30, 2007, the outstanding principal balance of $500,000 and the related accrued interest of $41,205 (December 31, 2006 – $21,370) are reflected in due to related parties.

Consulting Agreement
The Company has entered into an agreement with AHC, under which AHC would provide consulting services to the Company at a rate of $21,667 per month. The outstanding balance of $260,000 (December 31, 2006 - $130,000) is reflected in due to related parties.

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

The original note was denominated in Canadian dollars. Upon signing the above agreement the parties agreed to a value of the note in the amount of $1,924,681 as at March 15, 2005. Based on this valuation, the Company agreed to issue 2,212,277 units in full settlement of the debt and accrued interest. As of June 30, 2007, these units had not yet been issued.

NOTE 17 – INCOME TAXES

At June 30, 2007, the Company had net deferred tax assets, calculated at an expected combined rate of 40%, of approximately $7,530,000 principally arising from net operating loss (“NOL”) carryforwards for income tax purposes. As management of the Company cannot determine that it is more likely than not that the Company will realize the benefit of the net deferred tax asset, a valuation allowance equal to the net deferred tax asset has been established. The significant components of the deferred tax asset as follows:

	June 30, 2007	December 31, 2006
	(Unaudited)
NOL carryforwards	$18,600,000	$16,000,000
Deferred tax asset	$7,530,000	$6,454,000
Deferred tax asset valuation allowance	$(7,530,000)	$(6,454,000)

At June 30, 2007, the Company had NOL carryforwards of approximately $19,230,000 which expire in the years 2014 through 2025. The Company recognized approximately $630,000 of NOL carryforwards to offset potential taxes related to the unrealized gain in available–for-sale securities. The increase in the allowance account from December 31, 2006 to June 30, 2007 was $1,076,000.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION

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

Currently our sole source of revenue is from our subsidiary, Flowstar Technologies Inc., which produces advanced natural gas and gas liquids measurement devices based on a proprietary Digital Chart Recorder (DCR) and advanced turbine measurement technology. Flowstar DCR-based devices are self-contained, energy-efficient flow computers with turndown ratios of 40:1 or more for more precise flow measurements and volume calculations that are installed directly to the well-head. Currently, these products carry a one-year warranty and have no right of return. There is no price protection plan in place. During the quarter ended June 30, 2007, Flowstar sold approximately 67 % fewer DCR units than the quarter ended June 30, 2006, while the average selling price per unit increased by about 13% versus the same quarter in 2006. Higher per unit selling prices in 2007 reflect an increase in the number of higher priced products we sold rather than an increase in sales prices of similar products sold in 2006.

Revenue from operations for the quarter ended June 30, 2007 totaled $493,622 compared to $981,447 for the quarter ended June 30, 2006. This decrease in revenue is primarily the result of reductions in well licensing, drilling activities, and capital spending. Based on information published by the Canadian Association of Petroleum Producers, well licensing is down 55%

and well completions are down 44% for gas wells in the second quarter of 2007 when compared to the same period for 2006. These current declines are directly attributable to the decrease in natural gas prices and the corresponding reduction in new natural gas wells being brought into production. The result of the decreases in these activities has had a negative impact on market demand for providing Flowstar’s gas flow measurement solutions. In addition, the normal seasonal downturn in Canadian natural gas drilling was longer than normal due to the early “spring breakup” and a wetter than normal spring and early summer. This further depressed the market for Flowstar products.

Although our Flowstar division enjoyed encouraging sales growth through 2006, results for the first six months of 2007 have not been as encouraging. The Company as a whole has yet to reach profitability and during the six months ended June 30, 2007, we experienced negative cash flows. If we continue to experience negative cash flows, then we will have to continue to fund our operations by the issuance of new equity and/or the assumption of debt.

Although we expect that sales will increase over the remaining two quarters of 2007, cash will be required to fund the manufacture of sufficient inventory and to finance the build up of trade accounts receivable that will increase alongside sales. Consequently, forecasting our total cash requirement is difficult at this time due to the contingent nature of the timing and volume of sales we expect over that same period. In the near future, we intend to raise additional capital by selling new equity, incurring short-term debt, or selling part or all of our Oilsands Quest Inc. shareholdings in 2007 to finance:

  The continued expansion of Flowstar operations within our current markets and into the United States;
  The continuing development, pilot plant fabrication and field-testing of the Ellycrack technology (see below);
  The potential acquisition of new technologies and related businesses; and
  Any negative cash flow resulting from operations.

Over the past year we have developed a business plan and strategy to develop and expand our operations. The rapid growth we intend to experience in connection with this plan will likely place considerable operational, managerial and financial strain on our Company. To enhance our ability to succeed with our new business plan, we intend to proactively adhere to the following:

1.

Continue to improve, upgrade, and expand business infrastructure supporting operations – We have completed our evaluation of Enterprise Resource Planning (ERP) software and selected a vendor. It is anticipated that the new system will be implemented in the last half of 2007. We expect this initiative will improve the quality of information available to management and staff

2.

Continue to hire, train and retain key management within Wescorp, our subsidiaries and any target companies we may acquire – We intend to continue to actively recruit personnel for key executive positions within Flowstar and Wescorp

3.

Continue to advance commercialization development programs to generate positive cash flow and earnings as soon as is practically possible – We are actively assessing value-added acquisition candidates at or near revenue generation that extend our reach into large high-growth and focused market segments. We are also accelerating commercialization of our Ellycrack joint venture and technology and have negotiated an agreement with Ellycrack A/S which has allowed the transfer of the VISCOSITOR test-rig from Norway to Canada.

4.

Maintain adequate financial resources – As noted above, we intend to raise additional capital during the second half of 2007 to fund planned expansion, technology development and acquisition initiatives being considered. We are currently evaluating sources of capital that might be available to us for funding as needed. Our current and future opportunities for success depend to a great extent on the continued employment of and performance by senior management and key personnel in our existing operations and at potential target companies.

5.

In the first quarter of 2007, Flowstar hired an additional technical sales professional to support vertical markets. Plans for 2007 include the expansion of our direct sales force and expansion of our services network particularly into the US Market.

Past Acquisitions

Flowstar and Flowray Terms of Acquisition of Flowstar and Flowray

On March 31, 2004, we, through our Alberta subsidiary 1049265 Alberta Ltd., acquired 100% of the outstanding shares of Flowstar and Flowray for cash payments to the selling shareholders totaling approximately $414,074 (CAD $550,000) pursuant to the share purchase and subscription agreement dated June 9, 2003, as amended effective January 14, 2004.

Related Agreements to Acquire 100% of Vasjar Trading Ltd.

We also entered into share purchase agreements dated effective January 14, 2004 pursuant to which we acquired 100% of the outstanding shares of Vasjar Trading Ltd. (“Vasjar”). Vasjar in turn owns 100% of the outstanding shares of Quadra, a Barbados corporation. Pursuant to an agreement dated effective as of August 30, 2003, Flowray had transferred to Quadra all of its intellectual property rights, including rights to the technology related to the DCR 900 system, in consideration of a promissory note in the principal amount of CAD $604,500 without interest. Flowstar and Flowray were legally amalgamated on December 31, 2004 into one company that continued under the name Flowstar Technologies Inc.

In consideration of the purchase of all the outstanding shares of Vasjar from its two shareholder entities that each owned 50% of Vasjar’s outstanding shares, we issued shares (and will issue additional shares), all of which are required to be registered for resale upon delivery, to each of the two shareholders of Vasjar in equal amounts as follows:

  Tranche 1: an aggregate of 2,400,000 shares of common stock of the Company (1,200,000 shares to each of the two shareholders) on April 28, 2004; and
  Tranche 2: an aggregate of 2,080,000 additional shares of common stock of the Company (1,040,000 additional shares to each of the two shareholders) to be issued in stages as follows:

Stage One. On or before April 1, 2005, the Company was required to issue 480,000 additional shares based on sales achieved in the 2004 calendar year (240,000 shares to each shareholder).

Stage Two. On or before April 1, 2006, the Company was required to issue between 800,000 additional shares based on sales achieved in the 2005 calendar year (400,000 shares to each shareholder).

Stage Three. On or before April 1, 2007, the Company was required to issue 800,000 additional shares based on sales achieved in the 2006 calendar year (400,000 shares to each shareholder).

We were not able to deliver free-trading shares on April 1, 2005, and under the Vasjar purchase agreements we were required to pay an additional 48,000 common shares for each month that the shares were not delivered, covering the months April through September 2005. In September, 2005, Mr. Jack Huber acquired the interests of the former Vasjar shareholders in connection with the share delivery requirements of Tranche 2, Stage One. As a result, we owed shares under Tranche 2, Stage One to Mr. Huber.

On November 22, 2006, we entered into a letter agreement with Mr. Huber (the “Huber Letter Agreement”), pursuant to which we agreed to pay Mr. Huber 1,000,000 shares of our common stock to fulfill the Tranche 2, Stage One debt requirements that Mr. Huber acquired from the former Vasjar shareholders. These shares were delivered to, and accepted by, Mr. Huber on November 22, 2006.

On April 1, 2006, we were not able to deliver free-trading shares called for under Tranche 2, Stage Two, and thus we are required to pay the former Vasjar shareholders an additional 80,000 common shares for each month that the shares were not delivered. In February 2007, Mr. Jack Huber acquired the interests of the former Vasjar shareholders in connection with the share delivery requirements of Tranche 2, Stage Two. As a result, we now owe the shares under Tranche 2, Stage Two to Mr. Huber. As of March 31, 2007, we were required to pay an additional 2,123,800 common shares to Mr. Huber. As of August 8, 2007, we had not yet delivered the shares owed to Mr. Huber pursuant to Tranche 2, Stage Two.

As of August 8, 2007, we had not delivered to the former Vasjar shareholders free-trading shares called for under Tranche 2, Stage Three. Thus we are required to pay the former Vasjar shareholders an additional 80,000 common shares for each month that the shares are not delivered. We intend to file a Registration Statement on Form SB-2 during the third quarter of 2007, which, when declared effective by the S.E.C., will enable us to meet the Tranche 2, Stage Three requirements.

If any of the shares to be issued to the former Vasjar shareholders have not been delivered for a period of 182 days after the applicable due date, the former Vasjar shareholders may at their option terminate the share purchase agreements, without notice or prior opportunity to cure. The former Vasjar shareholders did not exercise these rights, and they received all of the penalty shares that accrued until this obligation had been met under both Stage One and Stage Two. We have also received a written waiver from Mr. Huber waiving and canceling any termination rights that Mr. Huber may have as a result of his purchase of certain rights under the Vasjar purchase agreements. In addition, we pledged to the former Vasjar shareholders all the Vasjar shares as security to guarantee our performance under the share purchase agreements.

With the completion of the acquisition of Vasjar, we now own all the proprietary technology originally owned by Flowray (which was subsequently amalgamated with Flowstar) related to the DCR 900 system and other products.

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

The principal features of the MOU are to cancel Wescorp’s options to purchase licenses in Canada, the United States and Mexico and to replace them with an obligation to build and operate a pilot plant in Canada to determine the overall economics of the technology and, subject to the viability of these economics, to market the technology on a world-wide basis. For further details see our Current Report on Form 8-K filed with the Securities Exchange Commission (“SEC”) on September 28, 2004.

As at December 31, 2005 the Company had purchased an aggregate 659,000 shares of Ellycrack representing 12.90% of Ellycrack's outstanding shares; 259,000 shares in consideration of $123,129 and 400,000 shares in exchange for 300,000 shares of our common stock issued to Ellycrack. In January 2006, we purchased an additional 65,000 shares of Ellycrack bringing our aggregate number of shares owned to 724,000 and our current equity interest to approximately 13%.

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

Since our business relationship with Ellycrack A/S started, Ellycrack has reported improved results in experiments with its “test rig”. These experiments have been conducted by the prestigious Norwegian research center SINTEF. Demonstration tests for several major oil companies were done at Wescorp’s expense. This has resulted in current negotiations by Ellycrack with two major companies to conduct further testing in Canada at their expense.

In accordance with the MOU with Ellycrack, we have been working with Ellycrack on plans to develop a pilot plant. During the third quarter of 2005, we made various improvements to core technology within the Ellycrack process in order to optimize it for the pilot plant and subsequent commercial applications. As a result of those improvements, we scheduled tests for several major energy producers who have requested a demonstration of the Ellycrack process for possible consideration within their field operations as a commercial application. Those improvements and tests were very successful, resulting in a significant increase in the process’ upper limit of API upgrading. To date, we have hired an engineering firm to prepare the design for a 50 to 200 barrel a day pilot plant utilizing the Ellycrack technology, which design was completed in the first quarter of 2006. In addition, we have also hired an engineer to act as project manager for pilot plant fabrication and to oversee Ellycrack related operations

As a time saving measure, we have moved the VISCOSITOR test plant from the Norwegian site at Trondheim to Canada. The decision to move the test rig to Canada was to automate it as an approximately 20 to 50 barrel-per-day pilot plant and “prove out” longer term operation. It is to be housed at a Canadian research and development organization test facility with proximity to numerous potential clients. Testing and automation are scheduled to start in the third quarter of 2007. This will be overseen by a project engineer that we hired in 2006.

At the time of this filing we are working toward converting the above mentioned MOU into a formal joint venture agreement.

Plan of Operation for the Next Twelve Months

The normal seasonal downturn in Canadian natural gas drilling was longer than normal due to the early “spring breakup” and a wetter than normal spring and early summer. This situation was further accentuated by a lower price point for natural gas. Many observers believe that natural gas is trading at the lower end of its range and that demand will increase as the northern hemisphere winter approaches.

Despite the downturn in the natural gas market and the decrease in sales generated by our Flowstar product line in the first half of 2007, we think that the downturn in the price of natural gas is a temporary situation. Once natural gas prices recover, we believe that Flowstar sales also will increase. We also intend to seek alternative product offerings that are not as susceptible to market fluctuations in the price of natural gas.

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

Over the next several months, the leadership team will finalize a plan of action to enhance the current manufacturing process, and implement the distribution of our solutions throughout the United States market. During the first quarter of 2007, we engaged our US service providers to assist us in this planning process. Now that the initial element has been completed, we are working on establishing a sales and technical support infrastructure within each state or region being targeted for DCR sales. The current business plan to penetrate this market is based on having a direct sales force distribute our solutions within defined territories and by contracting qualifying third-parties for technical support.

Our new Houston, Texas office is staffed and fully functioning. We are aggressively addressing the US markets for our solutions. While there is a start up period associated with a new office, we expect to build from our Canadian installed base and reputation to shorten this start up cycle.

In 2006, Flowstar completed implementation of an on-demand Customer Relationship Management (CRM) system provided by a proven CRM industry leader. This CRM system delivers innovative technology that makes it easier to share and manage business information, sales processes, and customer strategies, as well as products and services life cycles. Continued use of this product in 2007, in conjunction with a proven sales approach has enabled Flowstar to optimize sales productivity and revenues which has been beneficial during the current downturn in the natural gas market.

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

Wells in the Clive Field in Alberta, Canada typically have an average depth of 400 to 500 meters with approximately a 35-year life cycle. The study compared the performance of ninety (90) CBM wells monitored by Flowstar DCRs, with the performance of thirty (30) wells monitored by orifice plate monitors.

According to the study, the operator observed that:

  Orifice plate meters are consistently out of tolerance by a minimum of 5% or more.
  By using the Flowstar solution, the volume of gas throughput increased by over 100%, because back pressure from the turbine unit is virtually nonexistent, as compared to constricting type measurement devices that actually degrade production in low-pressure, low-flow CBM wells.

  Back office accounting functions must reconcile the books at the end of the month for the orifice plate measuring devices, whereas the Flowstar meters are accurate and require no adjustments, thus saving valuable staff time and resources.

Once the data was collected using DCR's use of SD/MMC cards, it only took approximately twenty minutes to complete weekly production data from the 90 Flowstar wells. On the other hand, collecting the mechanical charts from the 30 non-Flowstar wells took approximately six hours to input the gathered data into the production application. Flowstar technology increased field tech productivity, allowing them to complete other tasks .

As part of our business development efforts, Flowstar continues to be deeply involved with industry organizations and in particular those focused on the upstream measurement market. Flowstar is an active member of the Industry Measurement Group (“IMG”), a non-profit organization comprised of corporations with a common interest in issues affecting measurement within the petroleum industry. Included within IMG are measurement specialists, operating companies, service providers, regulators, production accountants, and consultants, among others. Flowstar continues to expand its industry related expertise and is now an active member of the Petroleum Technology Alliance Canada (PTAC). PTAC is a not-for-profit association that facilitates collaborative research and technology development to improve the financial, environmental and safety performance of the Canadian upstream conventional oil and gas industry.

In March 2007, Flowstar participated in a trade event hosted by the Canadian School of Hydrocarbon Measurement (“CSHM”), which is affiliated with the University of Texas continuing education program PETEX. Flowstar also participated in the Instrumentation, Systems, and Automation Society (“ISA”) technical conference held in Edmonton in April 2007. ISA is a United States based organization setting global standards for and certifying professionals involved in the industrial automation industry. In June 2007, we participated in the Global Petroleum Show in Calgary, Alberta.

These activities are part of our continuing efforts to enhance our reputation and expand the market’s awareness of our solutions (including the economic business case as described above). We strongly believe that making these types of investments with our customers contributes to our long-term success and we expect to continue these types of activities.

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
  We continue to work with our communication partners and are reviewing many products, including remote monitoring technology which uses Bluetooth® communications.
  Focusing on providing end to end solutions.
  By continuing to improve our operational infrastructure we are able to expand service offerings. We are now managing more of the field implementation and commissioning process.
  We are working with select customers to provide a leasing solution that will assist them in implementing new technologies within their existing budgetary constraints.

We are aware of the many challenges that most service providers and contractors are having. We continue to be in communications with existing and potential customers and are taking a proactive approach on providing them with cost effective total solutions.

For the Ellycrack heavy oil upgrading process, we have moved the VISCOSITOR test plant from the Norwegian site at Trondheim to Canada. The decision by Wescorp and Ellycrack to move the test rig to Canada was made in order to automate it as an approximately 20 to 50 barrel-per-day pilot plant and “prove out” longer term operation. We will make all necessary modifications to it to undertake a continuous test program to define those operating parameters as a substitute to fabricating a pre-commercial pilot-plant for such a purpose. Once those parameters are established it will allow us to modify the original engineering and design plans as necessary to produce a fully commercial package for the technology.

The test rig is currently being reassembled so that it is equipped with an oilfield float and minor changes to comply with Canadian safety and environmental standards prior to being shipped to the test facility. An oilfield float with an access platform has been designed and fabricated to which the VISCOSITOR components were mounted. In addition, a control room was installed. A special research electrical steam generator to deliver controlled amounts of high temperature steam to the process has been constructed, shipped, and installed. Designs for the electrical and instrumentation components have been completed. Qualified vendors have been found for those components and the installation of these components is nearly complete. A minor amount of plumbing and electrical inspection remains to be done on the VISCOSITOR. Once this is completed the VISCOSITOR must be adequately packaged for shipping to the research facility.

The building to house the VISCOSITOR is nearly complete but is still awaiting the installation of an additional compressed air supply. After the VISCOSITOR arrives at the research facility a propane tank will need to be installed and utilities will have to be connected before testing can commence.

Lab testing of oil and sand materials to be used in the continuous test program has commenced. Our research contractor has been testing a number of alternative Canadian process consumables as alternatives to the Norwegian sand used during European testing.

Engineering work has identified testing strategies that should reveal the underlying mechanisms involved in the VISCOSITOR’s upgrading performance. Alternative strategies for pollution control have also been identified to help ensure our goal of a small scale field upgrader is met.

In October 2006, the Company entered into an agreement with a Canadian research and development organization to provide facilities and other resources necessary to test the Ellycrack pilot plant under long term usage. These tests are necessary in order to determine the potential commercial feasibility of this process and what, if any, modifications will be required to the design of a commercially viable plant. Under the terms of this agreement, the Company is required to pay a minimum fee of approximately $17,400 (CAD $18,500) per month commencing September 2007 for the provision of technical and research assistance and related services as well as facility rental for a period of twenty-four months. Upon signing the agreement, the Company paid a deposit in the amount of approximately $162,900 (CAD $180,000).

The Company has been approved to receive a grant administered by a Canadian Federal government agency. Under the terms of the agreement, the Company may receive up to approximately $272,700 (CAD $290,000) for costs incurred and paid in direct performance of testing of the pilot plant as described above. To date we have received approximately $44,000 (CAD $50,000) related to this grant.

On May 10, 2007, we entered into a non-binding Letter of Intent (LOI) with a private Canadian corporation to acquire certain North American technology rights relating to a water purification system. In accordance with the terms of the LOI, Wescorp would purchase the right to manufacture, market, and service the seller's proprietary water purification system. The system, currently in use in Europe, was created and commercialized using Swiss, German, Italian, and Canadian engineering. The portable facility uses waste heat to flash-distill oilfield reclamation water, mining leachates, landfill and factory wastewater, and seawater resulting in potable water, and mineable brines. Assuming the completion of the transaction, Wescorp anticipates that it will use the system independently or in conjunction with other water remediation technologies to address the critical water issues facing the oil and gas industry today.

On May 22, 2007, we entered into a non-binding Letter of Intent (LOI) with a private Canadian corporation to acquire two operating business units. These organizations use proprietary technology to improve the management, environmental and economic performance of field operations for energy producers. The transaction is subject to due diligence, the usual and customary conditions, and entering into a definitive agreement.

Under the proposed terms of the May 22, 2007 LOI, Wescorp would purchase the business units providing full ownership of the technologies.

Final terms of each of these pending transactions are subject to the results of further due diligence and ongoing negotiations.

The engineering firm supplies process-driven solutions that substantially reduce direct and indirect operating costs. A typical solution involves a field re-engineering process and can deliver a 40 – 60% reduction in costs while providing better decision making support. The firm currently is involved with projects in the deepwater the Gulf of Mexico, in Alberta, Canada and in Alaska.

The second business unit is involved in the remediation of water contaminated during the exploration and production of oil and gas. During the water flood process that is common throughout the world as part of Enhanced Oil Recovery (EOR), approximately 0.5 - 3% residual oil remains in the water using current remediation practices. This technology was designed to remove this residual oil, resulting in a significant positive economic and environmental impact.

The addition of these business units will have immediate impact on Wescorp's ability to enhance the economic performance and environmental impact of its clients.

To date, our operations have been funded by a combination of short-term debt and equity financing. Currently, cash on hand and collection of trade accounts receivable are our only existing sources of liquidity. In the event that we do not achieve positive cash flow from operations in 2007, we will be relying on debt and equity financings to provide our Company with sufficient capital to continue our development and operational plans. We may also liquidate all or part of our investment in Oilsands Quest Inc. shares to raise additional capital. There can be no assurance that we can continue to grow, which would have a significant effect on the financial condition of our Company and our ability to effectively implement the proposed business plan for Flowstar and Ellycrack.

Although we do not have any lending arrangements in place with banking or financial institutions, we intend to seek conventional bank financing for Flowstar once we redeem or effect the conversion of the outstanding short-term convertible debenture to equity as noted herein.

We are also currently in the process of arranging financing for our 2007 operations and investment plan. As part of our overall investment objectives we intend to acquire and develop one or more technologies in 2007. Our total anticipated funding requirement through the end of 2007 is estimated to be approximately $7.5 million. We believe that if we are able to obtain this financing, of which there is no assurance, our cash balances will be sufficient to carry on normal operations for the next twelve months plus meet any cash requirements that may be needed for target investments or acquisitions. Any sale of additional equity securities, if undertaken, will result in dilution to our stockholders. There can be no assurance that additional financing, when required, will be available to us or on acceptable terms.

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

Wescorp’s current corporate employee count now stands at twenty-three (23). Additionally, there may be services that Wescorp will contract out for, given the specialized nature of the business of Flowstar. With the change in our business plan, we anticipate that any change in capital assets, research and development, and employees would be subject to change in any targeted operating business that we may acquire, including that of Flowstar and Ellycrack.

With the change in our business plan, we anticipate that any change in capital assets, research and development and employees would be subject to change in any targeted operating business that we may acquire, including that of Flowstar and Ellycrack.

Results from Operations – 2007 Compared to 2006

Three Months Ended June 30, 2007 Compared to Three Months Ended June 30, 2006

Revenues

Revenues during the quarter ended June 30, 2007 were $493,622, compared to $981,447 for the quarter ended June 30, 2006, a decrease of $487,825, or 50%. This decrease is attributed to the decline in the price of natural gas which has resulted in the customers of Flowstar to either defer or abandon plans to bring new wells into production. Based on information published by the Canadian Association of Petroleum Producers, well licensing is down 55% and well completions are down 44% for gas wells in the second quarter of 2007 when compared to the same period for 2006. In addition, the normal seasonal downturn in Canadian natural gas drilling was longer than normal due to the early “spring breakup”, and a wetter than normal spring and early summer which further depressed the market for Flowstar products.

Sales coverage for the Flowstar DCR systems has been improved through the hiring of additional direct sales staff and increased exposure to the upstream measurement community. During this period of time these efforts were successful in increased market awareness of the Flowstar products, but unsuccessful in improving sales. We believe that these efforts will lead to increases in revenues in the future. Flowstar has been focusing its sales efforts by identifying applications and markets where the DCR system has advantages over competing products in order to increase its market share in the Canadian natural gas flow measurement market. In addition, plans are underway to expand the existing product line being offered by Flowstar.

Cost of Sales

As a percentage of revenues, cost of sales for the quarter ended June 30, 2007 increased to 61.0% versus 51.4% for the quarter ended June 30, 2006. Most of this increase can be attributed to an increase in discounts given to customers due to the depressed market conditions for the sale of the Flowstar products. These higher discounts were not given to customers in the same period of 2006.

Expenses

Operating expenses for the quarter ended June 30, 2007 were $1,582,614 versus $1,275,317 for the quarter ended June 30, 2006, an increase of $307,297. New consulting contracts and additions to the management team for Wescorp were the principal reasons for this increase. The largest increases in our operating expenses were in consulting fees and wages and benefits as explained below.

In the fourth quarter of 2006, Mr. Dave LeMoine was hired as President of Flowstar and as Executive Vice President of Sales and Marketing for both Wescorp and Flowstar. To improve sales coverage, the Company hired additional sales staff necessary for Flowstar. It also provided merit increases in order to retain key employees. As there is currently a shortage of qualified employees, additional costs were incurred in 2007 in relation to the use of an employment agency to assist in the search and selection of competent employees. Even though the position of Vice-President of Investor Relations and Communications was eliminated in the third quarter of 2006, we incurred an overall increase in wages and benefits in the amount of $84,422. As a result, wages and benefits were $435,942 during the quarter ended June 30, 2007 versus $351,520 during the quarter ended June 30, 2006. These results are consistent with the $430,378 in wages and benefits incurred during the quarter ended March 31, 2007 and the $326,610 incurred during the quarter ended March 31, 2006.

Also included in the new compensation package for Mr. Dave LeMoine were stock options which did not exist during the three months ended June 30, 2006. Thus, the Company incurred an increase of $16,644 in stock based compensation during the three months ended June 30, 2007 to $37,200 compared to the $20,556 incurred during the three months ended June 30, 2006.

Consulting fees incurred in the current three month period in the amount of $318,206 were $221,855 higher than the $96,351 incurred in the same period for 2006. Additional contracts for five consultants, which did not exist in the second quarter of 2006, include the engagement of consultants to assist with developing a business strategy that would allow Wescorp to enter the flow measurement market in the U.S. and the development of additional technologies that we hope to market in 2007. One of these contracts is for our Chief Operating Officer, Mr. Scott Shemwell. Additional consulting fees were also paid to help assess the viability of potential business acquisition candidates, assist in developing a business identity, assess the availability of Canadian government grants, and upgrades to our websites. The costs associated to the shares issued pursuant to the terms of a cashlesss warrant that were issued during the quarter ended June 30, 2007 were also recorded as consulting fees. In comparison we had only entered into two consulting contracts in the second quarter of 2006 and those contracts were for significantly lower amounts.

Travel expenses during the quarter ended June 30, 2007 increased by $21,964 versus the quarter ended June 30, 2006, a direct result of the increased activity in the Ellycrack project and additional marketing of both Wescorp and Flowstar in international markets. The opening of offices in Houston and Austin, Texas and the engagement of additional consultants located in the U.S. have also directly contributed to these increases in cost.

Office expenses for the quarter ended June 30, 2007 were $120,787 compared to $100,852 for the quarter ended June 30, 2006. The increase of $19,935 is a direct result of the increased rental space occupied to accommodate the growth in operations, including the setting up of offices in Texas.

Advertising and investor relations expenses rose by $46,608 to $132,335 for the quarter ended June 30, 2007 versus the $85,727 reported for the quarter ended June 30, 2006. This increase is a direct result of additional costs being incurred in the second quarter of 2007 for brand imaging and extensive promotion of the Flowstar product line. There was an increase in costs for having the investor relations functions contracted out for the quarter ended June 30, 2007 instead of having these services performed internally by an employee as was done for the comparative period in 2006. These costs were fully offset by not incurring any expense associated with warrants issued for the provision of investor relations services as was done in the second quarter of 2006.

In order to strengthen the Board of Directors, the Company has decided to compensate outside directors in the form of shares commencing April 1, 2006. During the quarter ended June 30, 2007, the Company had three outside directors and as a result incurred $22,244 in directors’ fees. As there were only two outside directors in the same period in 2006 the cost for directors’ fees for that period was $17,605. The higher costs associated with the increase in the number of outside directors was partially mitigated by the decrease in the market price of Wescorp shares at April 1, 2007 versus April 1, 2006.

The above increases were partially offset by a substantial decrease in interest on debentures. We incurred interest expense of $29,687 on our debentures during the quarter ended June 30, 2007 compared to $56,979 incurred during the quarter ended June 30, 2006. This decrease of $27,292 is a direct result of only having $90,000 in short-term debentures outstanding at June 30, 2007 versus the $1,475,319 in debentures that were outstanding at June 30, 2006. While new debt in the form of a long-term debenture in the amount of $2,250,000 was incurred on June 7, 2006, this only resulted in an additional $14,178 in interest for the current period and was not enough to offset the decrease in interest due to the reduction in the balance for the short-term debentures.

We incurred interest, finance and bank charges of $32,599 for the quarter ended June 30, 2007 compared to $51,792 incurred during the quarter ended June 30, 2006. This decrease of $19,193 is due to only incurring financing fees of $20,000 in the three months ended June 30, 2007 versus financing fees of $50,000 incurred in the same period in 2006. This decrease was offset by $9,972 in interest incurred on the loan obtained from AHC Holdings Inc. for which no interest costs were recorded in the prior period’s comparative figures.

Costs for research and development, all related to the Ellycrack project, dropped in the quarter ended June 30, 2007 to $98,394 compared to the $147,132 incurred in the quarter ended June 30, 2006. While additional costs related to modifying the VISCOSITOR to be a 20 to 50 barrel-per-day pilot plant were incurred in the first quarter of 2007, a grant of approximately $31,900 was received to offset these costs. No corresponding grant money was received in 2006. In addition, during the quarter ended June 30, 2006, Flowstar commissioned Colorado Engineering Experiment Station Inc. (CEESI) to undertake tests in response to customer and regulator requests for reference data to quantify DCR technology performance in a variety of wet-gas field conditions at a cost of $25,690.

Legal and accounting costs for the three months ended June 30, 2007 were $75,639, which was a decrease of $5,798 compared to the corresponding period of 2006. The decrease in 2007 is directly related to slightly lower legal fees required for compliance with various regulatory filings, and for due diligence work undertaken with respect to potential business acquisitions and other contracts.

Depreciation and amortization expense for the quarter ended June 30, 2007 was $23,666 versus $25,955 for the quarter ended June 30, 2006, a decrease of $2,289. This decrease was due to having fully depreciated property and equipment as at

December 31, 2006 that were still being utilized by the Company in the second quarter of 2007. The value of property and equipment that was not fully depreciated at June 30, 2006 was higher than at June 30, 2007.

Insurance expense for the quarter ended June 30, 2007 was $31,120 compared to $36,580 for the quarter ended June 30, 2006. The decrease in our premium for Directors and Officers liability insurance is the primary reason for the $5,460 reduction in insurance expense.

Other Income and Expenses

For the quarter ended June 30, 2007, other expenses have increased by $442,162 from the same period during 2006. Most of the 2007 expense was directly attributable to the penalty for the late filing of the registration statement pursuant to the terms of the subscription agreements for the private placement that was completed in December of 2006. As a result the Company was required to issue additional shares to the investors in the private placement which were valued at $424,839. In addition, we were not able to deliver free-trading shares called for under Tranche 2, Stage 3 of the agreement to acquire Vasjar, and thus we were required to pay the former Vasjar shareholders an additional 80,000 Wescorp common shares for each month that the shares are not delivered. This resulted in an accrual of $121,808 being recorded for the quarter ended June 30, 2007, which reflects the increase in shares needed to be delivered and the closing trading price of Wescorp shares as at June 30, 2007. The financial statements for the same period in 2006 reflect the requirements for late delivery of shares as stipulated by Tranche 2, Stage 2 of the agreement at a cost of $120,000. The foreign currency loss of $17,194 for the quarter ended June 30, 2007 is a direct result of the Canadian dollar consistently strengthening against the U.S. dollar throughout the period. As Wescorp has many payables denominated in Canadian dollars as that currency strengthens exchange losses result when those payables are settled. Interest income for the three months ended June 30, 2007 is directly related to the short-term investment made in June 2007.

Net Loss

The net loss for the quarter ended June 30, 2007 of $1,947,915 compared to a net loss of $913,847 for 2006 is due to the net effect of the decrease in gross profit of $284,609 and increases of $307,297 in operating expenses and $442,162 in other expenses as explained above

Six Months Ended June 30, 2007 Compared to Six Months Ended June 30, 2006

Revenues

Revenues during the six months ended June 30, 2007 were $1,311,604, compared to $2,060,790 for the six months ended June 30, 2006, a decrease of $ 749,186, or 36%. This decrease is attributed to the decline in the price of natural gas which has resulted in the customers of Flowstar to either defer or abandon plans to bring new wells into production. Based on information published by the Canadian Association of Petroleum Producers well completions are down 19% for gas wells in the first six months of 2007 when compared to the same period for 2006. In addition, the normal seasonal downturn in Canadian natural gas drilling was longer than normal due to the early “spring breakup”, and a wetter than normal spring and early summer which further depressed the market for Flowstar products.

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

Cost of Sales

As a percentage of revenues, cost of sales for the six months ended June 30, 2007 increased to 56.0% versus 51% for the six months ended June 30, for 2006. Most of this increase can be attributed to an increase in discounts given to customers in the second quarter of 2007 due to the depressed market conditions for the sale of the Flowstar products. These higher discounts were not given to customers in the first quarter of 2007 or the first six months of 2006.

Expenses

Operating expenses for the six months ended June 30, 2007 were $3,073,635 versus $2,369,821 for the six months ended June 30, 2006, an increase of $703,814. New consulting contracts and additions to the management team for Wescorp were the principal reasons for this increase. The largest increases in our operating expenses were in consulting fees and wages and benefits as explained below.

In the fourth quarter of 2006, Mr. Dave LeMoine was hired as President of Flowstar and as Executive Vice President of Sales and Marketing for both Wescorp and Flowstar. To improve sales coverage, the Company hired additional sales staff necessary for Flowstar. It also provided merit increases in order to retain key employees. As there is currently a shortage of qualified employees, additional costs were incurred in 2007 in relation to the use of an employment agency to assist in the search and selection of competent employees. Even though the position of Vice-President of Investor Relations and Communications was eliminated in the third quarter of 2006, we incurred an overall increase in wages and benefits in the amount of $188,190. As a result, wages and benefits were $866,320 during the six months ended June 30, 2007 versus $678,130 during the six months ended June 30, 2006.

Also included in the new compensation package for Mr. Dave LeMoine were stock options which did not exist during the six months ended June 30, 2006. Thus, the Company incurred an increase of $94,744 in stock based compensation during the six months ended June 30, 2007 to $137,600 compared to the $42,856 incurred during the six months ended June 30, 2006.

Consulting fees incurred in the current six month period in the amount of $557,895 were $360,913 higher than the $196,982 incurred in the same period for 2006. Additional contracts for five consultants that did not exist in the first six months of 2006 include the engagement of consultants to assist with developing a business strategy which would allow Wescorp to enter the flow measurement market in the U.S. and the development of additional technologies that we hope to market in 2007. One of these contracts is for our Chief Operating Officer, Mr. Scott Shemwell. Additional consulting fees were also paid to help assess the viability of potential business acquisition candidates, assist in developing a business identity, assess the availability of Canadian government grants, and upgrades to our websites. The costs associated to the shares issued pursuant to the terms of a cashlesss warrant that were issued during the six months ended June 30, 2007 were also recorded as consulting fees. In comparison we had only entered into two consulting contracts in the first six months of 2006 and those contracts were for significantly lower amounts.

Travel expenses during the six months ended June 30, 2007 increased by $60,206 to $176,405 versus $116,199 for the six months ended June 30, 2006. This increase is a direct result of the increased activity in the Ellycrack project and additional marketing of both Wescorp and Flowstar in international markets. The opening of offices in Houston and Austin, Texas and the engagement of additional consultants located in the U.S. have also directly contributed to these increases in cost.

Similarly, the increase in office expenses of $33,878 during the six months ended June 30, 2007 to $214,395 versus $180,517 for the six months ended June 30, 2006 is a direct result of the increased rental space required to accommodate the growth in operations, including the setting up of offices in Texas.

Advertising and investor relations expenses rose by $58,081 to $187,886 for the six months ended June 30, 2007 versus the $129,805 reported for the six months ended June 30, 2006. This increase is a direct result of additional costs being incurred in 2007 for brand imaging and extensive promotion of the Flowstar product line. There was an increase in costs for having the investor relations functions contracted out for the six months ended June 30, 2007 instead of having these services performed internally by an employee as was done for the comparative period in 2006. These costs were fully offset by not incurring any expense associated with warrants issued for the provision of investor relations services as was done in the first six months of 2006.

Legal and accounting costs were $175,352, which was an increase of $39,751, compared to the corresponding period of 2006. The increase in 2007 is directly related to legal fees required for compliance with various regulatory filings, and for due diligence work undertaken with respect to potential business acquisitions and other contracts.

In order to strengthen the Board of Directors, the Company has decided to compensate outside directors in the form of shares commencing April 1, 2006. During the six months ended June 30, 2007, the Company had three outside directors and as a result incurred $39,732 in directors’ fees. As there were only two outside directors for which fees commenced on April 1, 2006 the cost for directors’ fees for the comparative period in 2006 were $17,605. The higher costs associated with the increase in the number of outside directors was partially mitigated by the decrease in the market price of Wescorp shares at April 1, 2007 versus April 1, 2006.

The above increases were partially offset by a substantial decrease in interest on debentures. We incurred interest expense of $36,591 on our debentures during the six months ended June 30, 2007 compared to $111,705 incurred during the six months ended June 30, 2006. This decrease of $75,114 is a direct result of only having $90,000 in short-term debentures outstanding at June 30, 2007 versus the $1,475,319 in debentures that were outstanding at June 30, 2006. While new debt in the form of a long-term debenture in the amount of $2,250,000 was incurred on June 7, 2006 this only resulted in an additional $14,178 in interest for the current period and was not enough to offset the decrease in interest due to the reduction in the balance for the short-term debentures.

Costs for research and development, all related to the Ellycrack project, dropped in the six months ended June 30, 2007 to $266,679 compared to the $320,981 incurred in the six months ended June 30, 2006. While additional costs related to modifying the VISCOSITOR to be a 20 to 50 barrel per day pilot plant were incurred in the first six months of 2007, a grant of approximately $$44,000 was received to offset these costs. No corresponding grant money was received in 2006. In addition, during the six months ended June 30, 2006 Flowstar commissioned Colorado Engineering Experiment Station Inc. (CEESI) to undertake tests in response to customer and regulator requests for reference data to quantify DCR technology performance in a variety of wet-gas field conditions at a cost of $25,690.

We incurred interest, finance and bank charges of $44,832 for the six months ended June 30, 2007 compared to $54,119 incurred during the six months ended June 30, 2006. This decrease of $9,287 is due to only incurring financing fees of $20,000 in the six months ended June 30, 2007 versus financing fees of $50,000 incurred in the same period in 2006. This decrease was offset by $19,835 in interest incurred on the loan obtained from AHC Holdings Inc. for which no interest costs were recorded in the prior period’s comparative figures.

Depreciation expense for the six months ended June 30, 2007 was $46,320 versus the $51,998 for the first six months of 2006, a decrease of $5,678. This decrease was due to having fully depreciated property and equipment as at December 31, 2006 that were still being utilized by the Company in the first six months of 2007. The value of property and equipment that was not fully depreciated at June 30, 2006 was higher than at June 30, 2007.

Insurance expense for the six months ended June 30, 2007 was $65,305 compared to $75,000 for the six months ended June 30, 2006. The decrease in our premium for Directors and Officers liability insurance is the primary reason for the $9,695 reduction in insurance expense.

Other Income and Expenses

For the six months ended June 30, 2007, other expenses have increased by $1,061,080 from the same period during 2006. Most of the 2007 expense was directly attributable to the increase in the penalty for the late delivery of Tranche 2, Stage 2 shares to the former shareholders of Vasjar. We were not able to deliver free-trading shares called for under Tranche 2, Stage 2 of the agreement to acquire Vasjar, and thus we were required to pay the former Vasjar shareholders an additional 80,000 Wescorp common shares for each month that the shares are not delivered. This resulted in an accrual of $617,672 being recorded for the quarter ended March 31, 2007, which reflects the increase in shares needed to be delivered and the closing trading price of Wescorp shares as at March 31, 2007. In addition, we were not able to deliver free-trading shares called for under Tranche 2, Stage 3 of the agreement to acquire Vasjar and this resulted in an accrual of $121,808 being recorded for the quarter ended June 30, 2007. This cost reflects the additional shares needed to be delivered under Tranche 2, Stage 3 and the closing trading price of Wescorp shares as at June 30, 2007. The financial statements for the same period in 2006 reflect the requirements for late delivery of shares as stipulated by Tranche 2, Stage 2 of the agreement at a cost of $120,000. The Company also incurred a penalty for the late filing of the registration statement pursuant to the terms of the subscription agreements for the private placement that was completed in December of 2006. As a result, the Company was required to issue additional shares to the investors in the private placement which were valued at $424,839. The foreign currency loss of $21,275 for the six months ended June 30, 2007 is a direct result of the Canadian dollar consistently strengthening against the U.S. dollar throughout the period. As Wescorp has many payables denominated in Canadian dollars, as that currency strengthens, exchange losses result when those payables are settled. Interest income for the six months ended June 30, 2007 is directly related to the short-term investment made in June 2007.

Net Loss

The net loss for the six months ended June 30, 2007 of $3,668,506 compared to a net loss of $1,496,854 for 2006 is due to the net effect of the decrease in gross profit of $406,758 and increases of $1,110,572 in operating expenses and $1,061,080 in other expenses as explained above.

Liquidity and Capital Resources – 2007 Compared to 2006

Six Months Ended June 30, 2007 Compared to Six Months Ended June 30, 2006

From inception, we have been dependent on investment capital and debt financing from our shareholders as our primary source of liquidity. Prior to our acquisition of Flowstar in 2004, we had not generated any revenue or income from our operations. Through June 30, 2007, we have generated revenues from operations of $8,048,221 (comprised of $1,311,604 for the six months ended June 30, 2007, $3,184,461, $2,323,589, and $1,228,531 for the years ended December 31, 2006, 2005 and 2004, respectively). We had an accumulated deficit at June 30, 2007 of $23,368,901.

Our cash position at June 30, 2007 increased to $820,190 from the $499,233 balance of December 31, 2006, and from the $300,899 balance we had at June 30, 2006.

We used cash in operations of $1,331,079 in the first six months of 2007 compared to cash used in operations of $1,434,886 during the same period in 2006. Most of this amount relates to the operating loss adjusted for non-cash items, which were $2,645,272 for the six months ended June 30, 2007 (June 30, 2006 - $1,099,038). Changes in operating assets and liabilities are explained below.

We also had a net outflow of cash of $1,361,650 from investing activities for the six months ended June 30, 2007. An investment in a short-term interest bearing deposit accounted for $1,322,367 of this amount (June 30, 2006 – nil). In addition $10,986 was utilized to purchase plant and equipment (June 30, 2006 – $12,628), and $28,297 was invested in other receivables (June 30, 2006 – nil). During the six months ended June 30, 2006, $150,000 was used for the purchase of shares in Ellycrack AS and assets were disposed of for proceeds of $2,687.

The net cash used in operating and investing activities was funded with $2,973,061 from financing activities for the six months ended June 30, 2007. The cash flow from financing activities for the six months ended June 30, 2007 was primarily a result of:

  Proceeds on the issuance of a convertible debenture in the amount of $2,250,000, as compared to no proceeds received in the same period in 2006;
  The issuance of stock in the amount of consideration equal to $50,000, as compared to $479,954 for the same period in 2006;
  Cash received on the exercise of warrants for which shares were not yet issued in the amount of $133,387, as compared to $311,589 for the same period in 2006; and
  The funds received for share subscriptions receivable in the amount of $85,000, as compared to $29,772 for the same period in 2006.

In the six months ended June 30, 2007, we incurred debt of:

  $2,250,000 on the issuance of a convertible debenture, as compared to no convertible debentures issued in the same period in 2006;
  $319,736 from a new note payable, as compared to no proceeds received in the same period in 2006;
  $7,051 relating to unpaid remuneration for our Chief Executive Officer, as compared to $7,263 for the same period in 2006;
  $130,000 in consulting fees, as compared to no fees incurred in the same period in 2006; and
  $19,835 in interest owed to a company controlled by a director of Wescorp, as compared to no such interest owed in the same period in 2006.

During the six months ended June 30, 2007, we had to repay debt in the amount of $8,940, as compared to $11,200 for the same period in 2006. In the six months ended June 30, 2006, we had to repay convertible debentures in the amount of $77,000 and received a loan from a related company in the amount of $500,000.

At June 30, 2007, we had current assets totaling $3,897,536 compared to $2,531,822 at June 30, 2006. This increase is a direct result of the positive cash flow described above as well as the increase in short-term investments, and prepaid deposits offset by a reduction in accounts receivable.. The major portion of the prepaid deposits was made with our Canadian partner who is assisting us with assessing the Ellycrack technology. Additional deposits were made with key vendors to ensure that they would be able to provide us with an adequate supply of our vital products. Decreases in accounts receivable at June 30,

2007, over the balances at June 30, 2006 were primarily due to the reduced sales during the current period versus the same period last year.

Our investment in property and equipment at the end of June 2007 decreased to $102,862 compared to $169,347 reported at June 30, 2006. This decrease is a direct result of only investing $28,273 in property and equipment while depreciating those assets by $94,758 since June 30, 2006.

The decrease in investments to $1,729,678 at June 30, 2007 from the June 30, 2006 balance of $3,991,699 was a direct result of the decline in the market price of our available for sale investment at these respective dates. At June 30, 2006, we had invested in 170,000 shares of Synenco Energy Inc. (“Synenco”) that, at that time, traded at approximately $16.56 (CAD $22.65) per share. On March 23, 2007 we exchanged the 170,000 Synenco shares for 470,143 shares of Oilsands Quest Inc. At June 30, 2007 Oilsands Quest Inc. was trading at $2.47.

The reduction in our technology is due to the amortization of this asset over its estimated useful life of approximately eight years.

The Company had $6,052,570 in current liabilities at June 30, 2007 compared to $6,581,724 at June 30, 2006. Only $90,000 in the form of short-term convertible debentures was still on the books at June 30, 2007, which reflects debentures totaling $1,180,250 being redirected to units of the private placement that closed in December 2006 and $205,069 in repayments of convertible debentures since June 30, 2006. The decrease in debentures has been offset by an increase in additional trade payables and financing required to sustain the higher level of activity of our growing organization. Trade payables have increased by $249,420 when compared to the June 30, 2006 figures and an additional note payable in the amount of $319,736 has been incurred in the current period.

We had long-term notes payable of $63,390 at June 30, 2007, compared to $97,222 at June 30, 2006. The decrease is due to the paying down of existing vehicle loans while not incurring any new debt as no new equipment purchases were financed. In June 2007, we issued a new long-term convertible debenture in the amount of $2,250,000.

Off-Balance Sheet Arrangements

We have never entered into any off-balance sheet financing arrangements and have not formed any special purpose entities. We have not guaranteed any debt or commitments of other entities or entered into any options on non-financial assets.

Risk Factors

You should carefully consider each of the risk factors provided in the Company’s Annual Report on Form 10-KSB. These risks are those we currently believe may materially affect us. Our future development is and will continue to be dependent upon a number of factors.

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

None

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On January 22, 2007, upon the exercise of previously outstanding warrants at $0.25 per share, the Company issued 200,000 shares of common stock for total proceeds of $50,000. The warrants originally were issued as part of a private placement to accredited investors outside the United States in reliance upon an exemption from registration under Regulation S of the Securities Act of 1933, as amended.

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

On June 22, 2007, upon the exercise of previously outstanding warrants at $0.35 per share, the Company issued 570,000 shares of common stock for total proceeds of $199,500. The warrants originally were issued as part of a private placement to accredited investors outside the United States in reliance upon an exemption from registration under Regulation S of the Securities Act of 1933, as amended.

On June 22, 2007, pursuant to the terms of a cashless warrant, the Company issued 73,780 shares of common stock. The warrants originally were issued as part of a private placement to accredited investors outside the United States in reliance upon an exemption from registration under Regulation S of the Securities Act of 1933, as amended.

On June 22, 2007, the Company issued 250,000 shares of common stock for total proceeds of $120,000. These shares were issued for directors’ fees at a value of $0.48 per share. The shares were issued to the directors as accredited investors through private transactions under Section 4(2) and Regulation D of the Securities Act.

On June 22, 2007, we issued 20,000 units of unregistered common stock, for $0.50 per unit, for total proceeds of $10,000. These units were issued pursuant to a private offering closed on December 14, 2006, under Regulation D of the Securities Act pursuant to which we sold 7,944,150 units of unregistered common stock, for $0.50 per unit, for total proceeds of $3,972,075. Each unit consists of one share of common stock and one common stock warrant. One warrant entitles the holder to purchase one additional common share at a price of $0.75 per share at any time until the close of business on December 14, 2008. After six months from the date of issue, the warrants shall be deemed exercised, in accordance with their terms, if at any time prior to their expiry the weighted average trading price of the Company's common shares as traded on the NASD OTC Bulletin Board for the previous ten (10) trading days is at least $1.50 per share. In the event that the aggregate exercise price for the warrants is not tendered to the Company within 30 days of their deemed exercise, at the option of the Company, such warrants will be deemed cancelled.

All of the foregoing units were issued either to non-U.S. residents or companies outside the United States in reliance upon the exemption from registration under Regulation S of the Securities Act, or to “accredited investors” as defined in Rule 501 of the Securities Act in reliance upon an exemption from registration under Regulation D of the Securities Act. These issuances qualified for exemption from registration because (i) the units were purchased by accredited or foreign investors only; (ii) the Company did not engage in any general solicitation or advertising to market the securities; (iii) each purchaser was provided the opportunity to ask questions and receive answers from the Company regarding the offering; and (iv) the purchasers received “restricted securities.”

The Company agreed to file a registration statement within 45 days after the final closing in order to register for resale both the shares and the shares issuable upon exercise of the warrants. The Company was unable to comply with the requirement to file the registration statement within the required time frame and has incurred a 10% penalty with respect to this registration. On June 22, 2007, we issued 849,677 units of unregistered common stock, for $0.50 per unit, for total proceeds of $424,839 pursuant to this requirement. All of the foregoing Units were issued either to non-U.S. residents or companies outside the United States in reliance upon the exemption from registration under Regulation S of the Securities Act, or to “accredited investors” as defined in Rule 501 of the Securities Act in reliance upon an exemption from registration under

Regulation D of the Securities Act. These issuances qualified for exemption from registration because (i) the units were purchased by accredited or foreign investors only; (ii) the Company did not engage in any general solicitation or advertising to market the securities; (iii) each purchaser was provided the opportunity to ask questions and receive answers from the Company regarding the offering; and (iv) the purchasers received “restricted securities.”

In conjunction with the private placement closed on December 14, 2006, the Company paid a 10% commission in the form of 796,274 units that have the same terms and conditions as the private placement. On June 22, 2007, we issued 532,624 units of unregistered common stock, for $0.50 per unit, for total proceeds of $266,312 in relation to this commission. All of the foregoing units were issued either to non-U.S. residents or companies outside the United States in reliance upon the exemption from registration under Regulation S of the Securities Act, or to “accredited investors” as defined in Rule 501 of the Securities Act in reliance upon an exemption from registration under Regulation D of the Securities Act. These issuances qualified for exemption from registration because (i) the units were purchased by accredited or foreign investors only; (ii) the Company did not engage in any general solicitation or advertising to market the securities; (iii) each purchaser was provided the opportunity to ask questions and receive answers from the Company regarding the offering; and (iv) the purchasers received “restricted securities.”

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our security holders during the three months ended June 30, 2007.

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS.

Pursuant to Rule 601 of Regulation SB, the following exhibits are included herein or incorporated by reference.

Exhibit
Number	Description

3.1	Restated Articles of Incorporation of the Company filed February 17, 2004. (Incorporated by reference to the Company’s Annual Report on Form 10-KSB/A filed with the Commission on May 13, 2004, File No. 000- 30095.)

3.2	Bylaws of the Company (Incorporated by reference to the Company’s Form 10SB12G filed with the Commission on March 24, 2000, File No. 000- 30095.)

4.1	Form of Common Stock Purchase Warrant dated March 15, 2005. (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on March 21, 2005, File No. 000-30095.)

4.2	Certificate for 14% Secured Convertible Debenture dated April 28, 2005 (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on April 29, 2005, File No. 000-30095.)

4.3	Form of Common Stock Purchase dated April 28, 2005. (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on April 29, 2005, File No. 000-30095.)

4.4	Addendum dated February 6, 2003 to that certain Loan Agreement dated January 28, 2003 between the Company and AHC Holdings Ltd. containing Stock Purchase Warrant (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on April 28, 2003, File No. 000-30095.)

4.5	Form of Warrant issued to the United States Resident Purchaser named therein. (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on December 24, 2006, File No. 000-30095.)

4.6	Form of Warrant issued to the Non-United States Resident Purchaser named therein. (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on December 24, 2006, File No. 000-30095.)

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 *	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 14th day of August, 2007.

WESCORP ENERGY INC.

Date: August 14, 2007	By:	/s/ Douglas Biles
Douglas Biles, Chief Executive Officer and Director

	By:	/s/ Terry Mereniuk
Terry Mereniuk, Chief Financial Officer and Director

EXHIBIT INDEX

Exhibit
Number	Description

3.1	Restated Articles of Incorporation of the Company filed February 17, 2004. (Incorporated by reference to the Company’s Annual Report on Form 10-KSB/A filed with the Commission on May 13, 2004, File No. 000- 30095.)

3.2	Bylaws of the Company (Incorporated by reference to the Company’s Form 10SB12G filed with the Commission on March 24, 2000, File No. 000- 30095.)

4.1	Form of Common Stock Purchase Warrant dated March 15, 2005. (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on March 21, 2005, File No. 000-30095.)

4.2	Certificate for 14% Secured Convertible Debenture dated April 28, 2005 (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on April 29, 2005, File No. 000-30095.)

4.3	Form of Common Stock Purchase dated April 28, 2005. (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on April 29, 2005, File No. 000-30095.)

4.4	Addendum dated February 6, 2003 to that certain Loan Agreement dated January 28, 2003 between the Company and AHC Holdings Ltd. containing Stock Purchase Warrant (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on April 28, 2003, File No. 000-30095.)

4.5	Form of Warrant issued to the United States Resident Purchaser named therein. (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on December 24, 2006, File No. 000- 30095.)

4.6	Form of Warrant issued to the Non-United States Resident Purchaser named therein. (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on December 24, 2006, File No. 000- 30095.)

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 *	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*Filed herewith.