Form 10QSB
period 2007-09-30
WESCORP ENERGY INC
filed 2007-11-19
CIK 1069489

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2007

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
Yes [   ]   No [X]

Number of shares outstanding of the registrant's class of common stock as of November 19, 2007 was 57,517,120.

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
  MANAGEMENT IS ADEQUATE TO CARRY OUT ITS BUSINESS PLAN AND TO MANAGE ITS GROWTH EFFECTIVELY AND EFFICIENTLY;
  MANAGEMENT WILL BE ABLE TO EFFECTIVELY DEAL WITH CURRENT AND FUTURE COMPETITIVE FORCES IN THE MARKET;
  THERE WILL BE ADEQUATE CAPITAL TO FUND OUR BUSINESS;
  WE MANAGE ANY FOREIGN EXCHANGE RISK ADEQUATELY;
  WE COULD FACE SIGNIFICANT LIABILITIES IN CONNECTION WITH OUR TECHNOLOGY AND OPERATIONS THAT, IF INCURRED BEYOND ANY INSURANCE LIMITS, COULD ADVERSELY AFFECT OUR BUSINESS AND FINANCIAL CONDITION;
  OUR NEED FOR ADDITIONAL CAPITAL MAY HARM OUR FINANCIAL CONDITION OR LIMIT OUR ABILITY TO FUND ACQUISITIONS; AND
  IF ACQUISITIONS ARE COMPLETED, THEY MAY BE UNSUCCESSFUL FOR TECHNICAL, ECONOMIC, OR OTHER REASONS.

CURRENCIES

All amounts expressed herein are in U.S. dollars unless otherwise indicated.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

WESCORP ENERGY INC.
CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2007	2006
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash	$1,108,816	$499,233
Restricted cash	-	171,000
Accounts receivable, net of allowance for doubtful
accounts of $19,994 and $20,408, respectively	787,953	695,445
Inventories (Note 4)	943,407	1,053,258
Short-term investment (Note 5)	1,436,171	-
Prepaid expenses	295,254	503,264
TOTAL CURRENT ASSETS	4,571,601	2,922,200

PROPERTY AND EQUIPMENT, net (Note 6)	130,286	138,196

OTHER ASSETS
Investments (Note 7)	2,651,158	2,655,925
Technology, net (Note 8)	2,307,132	2,694,616
Other receivables	241,807	72,023
TOTAL OTHER ASSETS	5,200,097	5,422,564

TOTAL ASSETS	$9,901,984	$8,482,960

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$1,419,628	$1,697,212
Current portion of notes payable (Note 9)	425,496	47,936
Agreement payable (Note 10)	400,000	800,000
Due to related parties (Note 17)	898,513	665,529
Related party note payable (Note 17)	1,924,681	1,924,681
Convertible debentures (Note 11)	90,000	90,000
TOTAL CURRENT LIABILITIES	5,158,318	5,225,358

NOTES PAYABLE, net of current portion (Note 9)	48,934	76,129

CONVERTIBLE DEBENTURES (Note 11)	2,250,000	-

COMMITMENTS AND CONTINGENCIES (Notes 1 and 16)

STOCKHOLDERS' EQUITY
Preferred stock, 50,000,000 shares authorized, $0.0001
par value; no shares issued (Note 12)
Common stock, 250,000,000 shares authorized, $0.0001
par value; 55,012,370 and 52,195,130 shares
issued and outstanding, respectively (Note 12)	5,749	5,218
Additional paid-in capital	24,375,802	21,332,583
Deferred compensation	(96,066)	-
Shares issuable	1,375,000	-
Subscription receivable	(22,500)	(97,500)
Funds received for exercise of warrants and private placements	1,480,663	382,354
Accumulated other comprehensive income	1,394,690	1,259,213
Accumulated deficit	(26,068,606)	(19,700,395)
TOTAL STOCKHOLDERS' EQUITY	2,444,732	3,181,473

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY	$9,901,984	$8,482,960

The accompanying notes are an integral part of these consolidated financial statements.

WESCORP ENERGY INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006

REVENUES	$1,099,791	$448,041	$2,411,395	$2,508,831

COST OF SALES	571,957	251,827	1,300,485	1,322,783

GROSS PROFIT	527,834	196,214	1,110,910	1,186,048

EXPENSES
Wages and benefits	462,201	349,858	1,328,521	1,027,988
Wages stock based (Note 14)	328,000	20,123	465,600	62,979
Consulting	133,398	355,358	691,293	567,439
Consulting stock based (Note 14)	252,500	-	252,500	-
Research and development	184,893	190,835	451,572	496,717
Research and development stock based (Note 19)	800,000	-	800,000	-
Amortization of technology	129,161	129,161	387,484	387,484
Office	121,493	110,376	335,888	290,893
Advertising and investor relations	91,240	25,643	279,126	155,448
Travel	105,047	72,914	281,452	189,113
Legal and accounting	47,076	64,587	222,428	200,188
Insurance	32,948	36,723	98,253	111,723
Depreciation and amortization	21,201	23,833	67,521	75,831
Interest, finance and bank charges	20,092	8,533	64,924	62,652
Directors fees	20,726	17,754	60,458	35,359
Interest on short-term borrowing	73,759	22,716	110,350	134,421
TOTAL OPERATING EXPENSES	2,823,735	1,428,414	5,897,370	3,798,235

LOSS FROM OPERATIONS	(2,295,901)	(1,232,200)	(4,786,460)	(2,612,187)

OTHER INCOME (EXPENSE)
Penalty for late delivery of shares (Note 10)	(508,840)	(156,000)	(1,248,320)	(276,000)
Penalty for late filing of registration statement	-	-	(424,839)	-
Foreign currency translation gain (loss)	67,082	(1,737)	45,807	35
Interest and other income	23,634	12	31,281	13
Gain on disposition of assets	14,320	-	14,320	1,361
TOTAL OTHER INCOME (EXPENSE)	(403,804)	(157,725)	(1,581,751)	(274,591)

NET LOSS	$(2,699,705)	$(1,389,925)	$(6,368,211)	$(2,886,778)

OTHER COMPREHENSIVE INCOME
Foreign currency translation gain	92,712	295	140,244	242,169
Unrealized gain (loss) on available-for-sale investments	921,480	(1,149,263)	(4,767)	(343,721)
	1,014,192	(1,148,968)	135,477	(101,552)

COMPREHENSIVE LOSS	$(1,685,513)	$(2,538,893)	$(6,232,734)	$(2,988,330)

BASIC AND DILUTED NET LOSS PER SHARE	$(0.05)	$(0.03)	$(0.12)	$(0.07)

WEIGHTED AVERAGE NUMBER COMMON SHARES
OUTSTANDING - BASIC AND DILUTED	55,621,012	42,808,749	53,743,170	41,350,853

The accompanying notes are an integral part of these consolidated financial statements.

WESCORP ENERGY INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

							Funds		Accumulated	Total
	Common Stock		Additional				Received		Other	Stockholders'
	Number		Paid-in	Deferred	Shares	Subscription	for Exercise	Accumulated	Comprehensive	Equity
	of Shares	Amount	Capital	Compensation	Issuable	Receivable	of Warrants and private placements	Deficit	Income (Loss)	(Deficit)

Balance, December 31, 2006	52,195,230	$5,218	$21,332,583	$-	$-	$(97,500)	$382,354	$(19,700,395)	$1,259,213	$3,181,473
Warrants exercised at $0.25 per share	200,000	20	49,980	-	-	-	-	-	-	50,000
Warrants exercised at $0.35 per share	570,000	57	199,443	-	-	-	(199,500)	-	-	-
Proceeds received from common stock issued for private
placement at $0.50 per unit	-	-	-	-	-	85,000	-	-	-	85,000
Common stock issued to settle accounts payable at $0.44 per share	321,059	32	141,234	-	-	-	-	-	-	141,266
Common stock issued to settle accounts payable at $0.50 per share	532,624	53	266,259	-	-	-	-	-	-	266,312
Common stock issued for private placement at $0.50 per unit	20,000	2	9,998	-	-	(10,000)	-	-	-	-
Common stock issued for director's fees at $0.48 per share	250,000	25	119,975	(120,000)	-	-	-	-	-	-
Amortization of deferred share compensation	-	-	-	23,934	-	-	-	-	-	23,934
Common stock issued pursuant to terms of cashless warrant at
$0.49 per share	73,780	7	36,145	-	-	-	-	-	-	36,152
Common stock issued for consulting fees at $0.497 per share	100,000	10	49,657	-	-	-	(49,667)	-	-	-
Common shares issued to investors in pivate placement relating to				-	-
delay in share registration	849,677	85	424,754	-	-	-	-	-	-	424,839
Common stock issued to settle debt at $0.46 per share	2,404,750	240	1,105,945	-	575,000	-	-	-	-	1,106,185
Fair value of common stock to be isssued for acquisition of
Strategic Decision Sciences (USA) Inc.	-	-	-	-	800,000	-	-	-	-	-
Legal fees related to private placement	-	-	(15,771)	-	-	-	-	-	-	(15,771)
Financing fees on private placement	-	-	(62,500)	-	-	-	-	-	-	(62,500)
Foreign currency translation gain	-	-	-	-	-	-	-	-	140,244	140,244
Unrealized holding loss on available-for-sale securities	-	-	-	-	-	-	-	-	(4,767)	(4,767)
Stock-based compensation	-	-	718,100	-	-	-	-	-	-	718,100
Proceeds received from exercise of warrants prior to issuance	-	-	-	-	-	-	97,476	-	-	97,476
Proceeds received from private placement prior to issuance	-	-	-	-	-	-	1,250,000	-	-	1,250,000
Net loss	-	-	-	-	-	-	-	(6,368,211)	-	(6,368,211)
Balance, September 30, 2007 (Unaudited)	57,517,120	$5,749	$24,375,802	$(96,066)	$1,375,000	$(22,500)	$1,480,663	$(26,068,606)	$1,394,690	$2,444,732

The accompanying notes are an integral part of these consolidated financial statements.

WESCORP ENERGY INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(6,368,211)	$(2,886,778)
Adjustments to reconcile net loss
to net cash used in operating activities:
Depreciation and amortization	67,521	75,831
Amortization of technology	387,484	387,484
Stock-based compensation	718,100	62,979
Common stock issued for penalties on late filing of registration
statement	424,839	-
Common stock issued to pay penalties for late delivery of shares	964,385	-
Research and development stock based (Note 19)	800,000	-
Gain on disposition of assets	(14,320)	(1,361)
Fair value of common stock and warrants issued for services	60,086	46,000
Changes in operating assets and liabilities:
Restricted cash	171,000	-
Accounts receivable	(92,508)	(10,508)
Inventories	109,851	(150,174)
Prepaid expenses	208,010	(97,523)
Deposits	-	(7,264)
Accounts payable and accrued liabilities	445,794	2,365,065
Net cash used in operating activities	(2,117,969)	(216,249)
CASH FLOWS FROM INVESTING ACTIVITIES:
Increase in short-term investment	(1,436,171)	-
Purchase of property and equipment	(60,454)	(21,857)
Cash invested in other receivables	(157,563)	-
Proceeds from disposition of assets	15,162	2,687
Cash provided by acquisition	1,000	-
Increase in investments	-	(150,000)
Net cash used in investing activities	(1,638,026)	(169,170)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments on notes payable	(37,852)	(19,995)
Proceeds from notes payable	364,343	-
Proceeds from convertible debentures	2,250,000	-
Increase in amounts due to related parties	232,984	555,935
Repayments on convertible debentures	-	(116,300)
Proceeds received from exercise of warrants prior to issuing shares	97,476	301,441
Proceeds from subscriptions receivable	85,000	29,772
Proceeds from issuance of common stock	50,000	550,094
Proceeds received from private placement prior to issuing shares	1,250,000	-
Private placement issuance costs	(78,271)	-
Net cash provided by financing activities	4,213,680	1,300,947
Effect of exchange rates	151,898	76,391
Net increase (decrease) in cash	609,583	991,919
Cash, beginning of period	499,233	580,430
Cash, end of period	$1,108,816	$1,572,349
SUPPLEMENTAL CASH FLOW DISCLOSURES:
Cash paid for:
Interest	$117,289	$197,073
Income taxes	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Shares issued to settle accounts payable	$407,578	$-

The accompanying notes are an integral part of these consolidated financial statements.

WESCORP ENERGY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
September 30, 2007

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

Operating results for the nine month period ended September 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.

Going Concern
These consolidated financial statements have been prepared under the assumption that the Company will continue on a going concern basis and that it will be able to realize assets and discharge liabilities in the normal course of business. As shown in the accompanying financial statements, the Company had a working capital deficit of $586,717 at September 30, 2007 and has incurred an accumulated deficit of approximately $26,068,606 through September 30, 2007. The Company has changed its focus to acquire, develop, and commercialize technologies that are designed to improve the management, environmental and economic performance of field operations in the oil and gas industries which will, if successful, mitigate these factors that raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue as a going concern.

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

The Company’s year end is December 31. The Company is headquartered in Calgary, Alberta, Canada.

NOTE 3 – RECLASSIFICATIONS

Certain amounts from prior periods have been reclassified to conform to the current period presentation.

NOTE 4 – INVENTORIES

The components of inventory were as follows at:

	September 30,	December 31,
	2007	2006
	(Unaudited)
Finished goods	$920,630	$1,025,847
Raw materials	22,777	27,410
	$943,407	$1,053,258

NOTE 5 – SHORT-TERM INVESTMENT

During the second quarter the Company invested approximately $1,316,577 (CAD 1,400,000) in a debenture certificate. This investment bears simple interest at a rate of 7% per annum and matures on December 31, 2007. The balance of $1,436,171 at September 30, 2007 includes accrued interest.

NOTE 6 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at:

	September 30,	December 31,
	2007	2006
	(Unaudited)
Automotive equipment	$129,537	$166,275
Computer hardware	52,969	37,135
Computer software	48,983	13,852
Furniture and fixtures	26,273	23,584
Leasehold improvements	40,061	38,143
Office equipment	43,702	43,318
Tools and equipment	26,985	22,489
	368,510	344,796
Less: accumulated depreciation	238,224	206,600
	$130,286	$138,196

Depreciation and amortization expense for the nine months ended September 30, 2007 and 2006 was $67,521 and $75,831, respectively.

NOTE 7 – INVESTMENTS

Investments consisted of the following at:

	September 30,	December 31,
	2007	2006
	(Unaudited)
Oilsands Quest Inc.	$2,082,733	$-
Ellycrack AS	538,186	538,186
Eureka Oil AS	15,840	15,840
Tarblaster AS	14,399	14,399
Synenco Energy Inc.	-	2,087,500
	$2,651,158	$2,655,925

Synenco Energy Inc.
On June 9, 2003, the Company signed an option agreement allowing the Company to purchase up to 1,000,000 common stock shares of Synenco Energy Inc. (“Synenco”), a company involved in the potential development of an oil sands lease in the Athabasca Oil Sands area of northern Alberta, Canada. Under the terms of the option, the Company could acquire the maximum number of Synenco shares upon payment of $3,700,000 as follows: $2,815,000 in cash and $885,000 ($0.30 per share) in Company stock. In total, the Company has purchased 170,000 Synenco shares and paid $530,462, which was recorded as an investment using the cost basis. On April 23, 2004, the Company set aside 600,000 shares of common stock for delivery to the vendor as partial consideration of the proposed acquisition. On May 6, 2004, Wescorp delivered these shares to the vendor's legal counsel with an undertaking not to release the Wescorp shares until 170,000 Synenco shares have been transferred to Wescorp. The number of Synenco shares to be transferred to Wescorp corresponds to the amount of cash paid and shares issued by Wescorp in proportion to the total purchase price for the 1,000,000 Synenco shares. The balance of the option expired without being exercised on March 31, 2004. In November 2005, Synenco became a publicly traded company on the TSX Exchange and the value of the shares increased substantially. As such, the Company reclassified this investment to available-for-sale securities and recorded the investment at its fair value. During the quarter ended March 31, 2007, these shares were exchanged for shares of Oilsands Quest Inc. as described below.

Oilsands Quest Inc.
On March 23, 2007, the Company exchanged its 170,000 shares of Synenco for 470,143 common shares of Oilsands Quest Inc. (“Oilsands”), a company publicly traded on the American Stock Exchange under the symbol “BQI”. During the nine months ended September 30, 2007, the Company recognized an unrealized holding loss of $4,767 in comprehensive income associated with the decline in the market value of the investment, inclusive of the Synenco investment prior to this transaction. No income tax effect has been reflected in accumulated other comprehensive income as the Company has available net operating loss carryforwards to offset the excess of the accumulated unrealized holding gain as at September 30, 2007.

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

The Company acquired DCR technology rights through its acquisitions of Flowstar and Vasjar which are included in intangible assets. These items represent the acquisition cost of the assets purchased from Flowstar and Vasjar in 2004. The Company’s intangible assets are summarized as follows:

	September 30, 2007	December 31, 2006
	(Unaudited)
DCR technology acquired from Vasjar	$3,503,824	$3,503,824
DCR technology acquired from Flowstar	414,073	414,073
	3,917,897	3,917,897
Less: accumulated amortization	1,610,765	1,223,281
	$2,307,132	$2,694,616

The technology acquired from Flowstar relates to the right to use the DCR technology in markets in Canada and the technology acquired from Vasjar relates to markets outside of Canada. Amortization of the technology is recorded on a straight-line basis over its useful life of approximately eight years which is estimated to expire in March 2012. The Company periodically reviews its DCR technology rights to assess recoverability based on projected undiscounted cash flows from operations. Impairments are recognized in operating results when a permanent diminution in value occurs. To date, no impairment of the Company’s DCR technology has been identified.

NOTE 9 – NOTES PAYABLE

The following comprises the Company’s notes payable at:

	September 30,	December 31,
	2007	2006
	(Unaudited)
Note payable – Interest at 0.0%, and secured by automotive assets of Flowstar, payable $569 per
month, principal only, due July 2008	$6,656	$10,813
Note payable – Interest at 7.75%, compounded monthly and secured by automotive assets of
Flowstar, payable $677 per month, principal and interest, due September 2009	-	20,064
Note payable – Interest at 9.45%, compounded monthly and secured by automotive assets of
Flowstar, payable $387 per month, principal and interest, due July 2010	13,446	14,059
Note payable – Interest at 0.90%, compounded monthly and secured by automotive assets of
Flowstar, payable $627 per month, principal and interest, due September 2010	26,070	27,767
Note payable – Interest at 0.0%, and secured by automotive assets of Flowstar, payable $825 per
month, principal only, due November 2009	25,100	28,887
Notes payable – Interest at 0.0%, unsecured	22,475	22,475
Notes payable – Interest at 12.0%, secured by accounts receivable and inventories of Flowstar,
payable $3,197 interest only per month, due November 2007	341,258	-
Notes payable – Interest at 6.09%, secured by software license	39,425	-
Total notes payable	474,430	124,065
Amounts due within one year	425,496	47,936
	$48,934	$76,129

Annual future aggregate principal payments on notes payable are as follows:

Periods ending September 30,
2007	$425,495
2008	25,047
2009	15,031
2010	-
2011	8,857
$474,430

NOTE 10 –AGREEMENT PAYABLE

In connection with the acquisition of Flowstar, the Company concluded the acquisition of 100% of the outstanding shares of Vasjar, a British Virgin Islands company on August 19, 2004. Vasjar in turn owns five Barbadian subsidiaries including 100% of the outstanding shares of Quadra Products International Inc. (“Quadra”) and Flowstar International, Inc. (“Flowstar International”). Vasjar’s wholly-owned subsidiary Quadra owns the rights to the technology related to the DCR 900 system. Pursuant to an agreement dated effective as of August 30, 2003, Flowray Inc. had transferred to Quadra all of its intellectual property rights, including rights to the DCR technology, in consideration of a promissory note in the principal amount of $436,270 (CDN$604,500) without interest. On December 31, 2004, Flowray and Flowstar were amalgamated and as a result the promissory note is now an asset of Flowstar. This promissory note is eliminated upon consolidation.

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

On April 1, 2006, the Company was not able to deliver free-trading shares called for under Tranche 2, Stage Two, and thus the Company was required to pay the former Vasjar shareholders an additional 80,000 Wescorp common shares for each month that the shares were not delivered. In February 2007, Mr. Jack Huber acquired the interests of the former Vasjar shareholders in connection with the share delivery requirements of Tranche 2, Stage Two. As a result, the Company now owes the shares under Tranche 2, Stage Two to Mr. Huber. As of March 31, 2007, in addition to the 960,000 penalty shares incurred under the provisions of Tranche 2, Stage Two, Wescorp agreed to pay an additional 1,163,800 penalty shares to Mr. Huber. In the third quarter of 2007, an additional 730,950 shares were authorized by the board of directors to be paid to Mr. Huber as a registration statement was not filed on a timely basis in connection with this transaction. As of the date of these financial statements, the Company had delivered 2,404,750 of the shares owed to Mr. Huber pursuant to Tranche 2, Stage Two. The remaining 1,136,299 shares to be issued to Mr. Huber have been valued at $575,000 with this balance being reflected in “Shares issuable” in the accompanying financial statements. The aggregate penalty shares under this stage resulted in a charge to operations of $964,385 during the nine months September 30, 2007.

On April 1, 2007, the Company was not able to deliver free-trading shares called for under Tranche 2, Stage Three, and thus the Company is required to pay the former Vasjar shareholders an additional 80,000 Wescorp common shares, compounded monthly, for each month that the shares are not delivered and will incur a charge to operations for the fair value of these common shares. The aggregate penalty shares under this stage resulted in a charge to operations of $283,935 during the nine months September 30, 2007. Through November 2007, the Company has recorded a charge to operations of $420,800 to issue an additional 914,871 common shares as the free-trading shares associated with Stage Three have not been issued.

If any of the Wescorp shares to be issued to the former Vasjar shareholders have not been delivered for a period of 182 days after the applicable due date, the former Vasjar shareholders may at their option terminate the share purchase agreements. The former Vasjar shareholders did not exercise these rights, and they received all of the penalty shares that accrued until this obligation had been met under both Stage One and Stage Two. Wescorp has also received a written waiver from Mr. Huber waiving and canceling any termination rights that Mr. Huber may have as a result of his acquisition of certain rights under the Vasjar purchase agreements. The Company is currently negotiating with the former Vasjar shareholders with respect to its failure to satisfy the obligations that have arisen with respect to Stage Three. In addition, the Company pledged to the former Vasjar shareholders all the Vasjar shares as security to guarantee Wescorp’s performance under the share purchase agreements.

The balance of the fair value of the 800,000 shares relating to Tranche 2, Stage Three is $400,000 and has been included in current liabilities.

NOTE 11 – CONVERTIBLE DEBENTURES

Short-term
During the year ended December 31, 2005, the Company issued debentures in the amount of $1,552,319 that bear interest at the rate of 14% per annum payable quarterly that originally matured on December 31, 2005. During the year ended December 31, 2006, holders of debentures totaling $1,180,250 agreed to have their investment redirected to units of the private placement that was completed in December 2006 (see Note 8). In addition, the holders of $90,000 in debentures have agreed to extend the terms of the debenture agreement through December 31, 2007. The remaining balance for debentures totaling $282,069 was repaid in the year ended December 31, 2006. The remaining debentures are secured by way of a security interest over the inventories and accounts receivable of Flowstar.

The debentures may, at the option of the holder, be converted into units of the Company at a price of $0.90 per unit at any time prior to the maturity date. Each unit shall be comprised of one common share of the Company and one common share purchase warrant each of which may be exercised at any time up to June 30, 2008 as follows:

a)	if exercised on or before December 31, 2007, the holder of a warrant shall be entitled to purchase one common share for each warrant held for $1.00 per common share; and

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

Long-term
During the period the Company issued a debenture in the amount of $2,250,000, which bears interest at the rate of 10% per annum. Interest on the principal amount of the debenture is payable biannually and commences December 31, 2007. The debenture is unsecured and matures on June 9, 2009.

The debentures may, at the option of the holder, be converted into units of the Company at a price of $1.00 per unit at any time prior to the maturity date. Each unit shall be comprised of one common share of the Company and one half common share purchase warrant. Each warrant entitles the holder thereof to purchase one (1) common share for each warrant held for a price of $3.00 per share common share for a period of up to two years from the date the warrant was issued. Management has determined that the fair value of the conversion feature is insignificant and has therefore not recorded an equity component for this debenture.

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

NOTE 12 – COMMON STOCK AND WARRANTS

The Company is authorized to issue 250,000,000 shares of $0.0001 par value common stock and 50,000,000 shares of $0.0001 par value preferred stock. All common shares have equal voting rights, are non-assessable and have one vote per share. Voting rights are not cumulative and, therefore, the holders of more than 50% of the common stock could, if they choose to do so, elect all of the directors of the Company. The preferred shares may be issued in series, with the powers, rights and limitations of the preferred shares to be determined by the Company’s board of directors. As of September 30, 2007, no preferred shares had been issued.

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

On September 10, 2007, in connection with an agreement with Mr. Jack Huber, the Company issued 2,404,750 shares of common stock to partially settle an outstanding liability which arose as a result of the requirements in Tranche 2, Stage Two of the Vasjar purchase agreements (Refer to Note 10).

During the nine months ended September 30, 2007, the Company issued 100,000 shares of common stock to settle an obligation totaling $49,667 incurred pursuant to the terms of a consulting agreement.

In September 2007, the Company total proceeds of $1,250,000 relating to a private placement of 2,500,000 units at a price of $0.50 per unit. As of the date of these financial statements these shares have not been issued and this balance has been reflected in “Funds received for exercise of warrants and private placements” in the accompanying financial statements.

Additional equity transactions during the nine months ended September 30, 2007 included the issuance of 853,683 shares of common stock to settle certain accounts payable totaling $407,578 and the issuance of 250,000 shares of common stock valued at $120,000 to compensate two directors of the Company in the form of directors’ fees for periods ranging from one to four years.

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

As of September 30, 2007, the Company had the following common stock purchase warrants outstanding:

Number of shares	Exercise	Expiration
under warrants	price	date
1,000,000	$0.15	June 2008
100,000	$0.74	May 2009
7,964,150	$0.75	December 2008
532,624	$0.75	December 2008
849,677	$0.75	December 2008
275,000	$0.50	November 2009
10,721,451

NOTE 13 – STOCK OPTIONS

During the nine months ended September 30, 2007, the Company issued a combined total of 494,564 options to purchase common shares to officers. Changes in the number of options outstanding are summarized as follows:

	September 30, 2007		December 31, 2006
	(Unaudited)
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Options	Price	Options	Price
Outstanding, beginning of period	2,853,272	$0.55	2,326,881	$0.56
Granted	1,955,837	0.49	526,391	0.51
Outstanding, end of period	4,809,109	$0.53	2,853,272	$0.55

The weighted average remaining contractual life of the options is 34 months.

NOTE 14 – WAGES STOCK-BASED

The fair value of the stock options granted in the nine months ended September 30, 2007 was calculated using the Black-Scholes option pricing model incorporating the following weighted average assumptions:

Risk free interest rate	4.0%
Expected dividend yield	Nil
Expected stock price volatility	111%
Expected average option life	2 to 5 years
Weighted average grant date fair value per option	$ 0.49

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

NOTE 16 – COMMITMENTS AND CONTINGENCIES

Agreement with Legal Service Provider
In September 2003, the Company approved a transaction with a legal service provider in recognition of a previous credit accommodation. The transaction provided for a direct grant of 100,000 common shares and an additional 100,000 common stock warrants exercisable at $0.50 for five years with a cashless exercise feature. As part of the transaction, the party agreed to cap legal service costs at an agreed upon maximum rate from September 2003 to December 2004, amounting to a reduction of $100 per hour. As of September 30, 2007, the Company had issued 100,000 shares but no warrants to the legal service provider. The Company no longer has engaged this legal service provider.

Agreement with Ellycrack AS
In March 2004, Ellycrack granted the Company an option exercisable until June 1, 2005 to acquire exclusive rights to use Ellycrack’s high intensive catalytic cracking technology and intellectual property. This option also included the exclusive rights to manufacture, and sell products or systems derived from or utilizing Ellycrack’s technology in North America.

Later in 2004, the Company entered into a memorandum of understanding to form a joint venture (“JV”) agreement with Ellycrack (superseding prior agreements) that gives Wescorp a 50% interest in the rights to use and benefit from Ellycrack’s high intensive catalytic cracking technology and intellectual property worldwide. In exchange, the Company must pay for the construction and design modifications of a full scale prototype in Canada to the point that such a prototype is commercially saleable. After this point, all future costs will be shared equally between the Company and Ellycrack.

Operating Leases
The Company leases office and manufacturing space in Edmonton, Alberta, Canada for approximately $8,760 per month and office space in Houston, Texas for $3,200 per month under month-to-month operating lease agreements. The Company also leases office space in Calgary, Alberta, Canada for approximately $6,100 per month which expires in June 2011.

In addition, the Company has entered into lease agreements with respect to vehicles which have minimum lease payments of approximately $3,320 per month until May 2010 and a photocopier which has minimum lease payments of approximately $580 per month until December 2008.

In October 2006, the Company entered into an agreement with a Canadian research and development organization to provide facilities and other resources necessary to test the Ellycrack pilot plant under long-term usage. These tests are necessary in order to determine the potential commercial feasibility of this process and what, if any, modifications will be required to the design of a commercially viable plant. Under the terms of this agreement, the Company is required to pay a minimum fee of approximately $18,600 (CAD $18,500) per month commencing October 2007 for the provision of technical and research assistance and related services as well as facility rental for a period of twenty-four months. Upon signing the agreement the Company paid a deposit in the amount of approximately $186,660 (CAD $180,000).

Annual future aggregate minimum payments under operating leases and commitments are as follows:

Periods ending September 30,
2007	$343,080
2008	328,410
2009	93,239
2010	60,390
$825,119

NOTE 17 - RELATED PARTY TRANSACTIONS

Summary of related party transactions as follows for the nine months ended:

	September 30,	September 30,
	2007	2006
	(Unaudited)	(Unaudited)
Interest accrued on note payable to AHC	$29,918	$11,288
Consulting fees accrued to AHC	$195,000	$65,000
Stock-based compensation paid or accrued to a director of the Company	$273,300	$62,979

Executive Compensation
During the nine months ended September 30, 2007, the Company incurred an expense for compensation to its Chief Executive Officer in the amount of $8,066 (September 30, 2006 - $10,509) which has not yet been paid . The outstanding balance of $22,225 (December 31, 2006 - 14,159) is reflected in due to related parties.

Note Payable
On June 20, 2006, the Company entered entered into an agreement with AHC, under which AHC would lend the Company $500,000. AHC is a private company beneficially owned and controlled by a director of the Company. The loan is structured as a promissory note that is unsecured, bears interest at the rate of 8% per annum, is due on demand, and is guaranteed by two of the Company’s officers. At September 30, 2007, the outstanding principal balance of $500,000 and the related accrued interest of $51,288 (December 31, 2006 – $21,370) are reflected in due to related parties.

Consulting Agreement
The Company has entered into an agreement with AHC, under which AHC would provide consulting services to the Company at a rate of $21,667 per month. The outstanding balance of $325,000 (December 31, 2006 - $130,000) is reflected in due to related parties.

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

On March 15, 2005, AHC agreed to convert this debt plus accrued and unpaid interest to units of the Company at a price of $0.87 per unit. Each unit consists of one common stock share and one common stock share purchase warrant (the "Warrant(s)") each of which may be exercised at any time up to June 30, 2008 as follows:

a)	if exercised on or before December 31, 2007, the holder of each Warrant shall be entitled to purchase one common share for $1.00; and

b)	thereafter until to June 30, 2008, the holder of each Warrant shall be entitled to purchase one common share for $2.00.

The original note was denominated in Canadian dollars. Upon signing the above agreement the parties agreed to a value of the note in the amount of $1,924,681 as at March 15, 2005. Based on this valuation, the Company agreed to issue 2,212,277 units in full settlement of the debt and accrued interest. As of September 30, 2007, these units had not yet been issued.

NOTE 18 – INCOME TAXES

At September 30, 2007, the Company had net deferred tax assets, calculated at an expected combined rate of 40%, of approximately $7,640,000 principally arising from net operating loss (“NOL”) carryforwards for income tax purposes. As management of the Company cannot determine that it is more likely than not that the Company will realize the benefit of the net deferred tax asset, a valuation allowance equal to the net deferred tax asset has been established. The significant components of the deferred tax asset as follows:

	September 30,	December 31,
	2007	2006
	(Unaudited)
NOL carryforwards	$18,840,000	$16,000,000
Deferred tax asset	$7,640,000	$6,454,000
Deferred tax asset valuation allowance	$(7,640,000)	$(6,454,000)

At September 30, 2007, the Company had NOL carryforwards of approximately $20,390,000, which expire in the years 2014 through 2025. The Company recognized approximately $1,550,000 of NOL carryforwards to offset potential taxes related to the unrealized gain in available–for-sale securities. The increase in the allowance account from December 31, 2006 to September 30, 2007 was $1,186,000.

NOTE 19 – ACQUISITION OF STRATEGIC DECISION SCIENCES USA INC.

On September 11, 2007, the Company effectively completed an Agreement and Plan of Merger (the “Merger Agreement”) with Strategic Decisions Sciences USA Inc. (“SDS”) and Scott Shemwell, who was the sole shareholder of SDS and who is the current Chief Operating Officer of the Company The transaction was structured as a merger of SDS into Wescorp in accordance with the applicable provisions of the Delaware General Corporation Law (the “Merger”), with Wescorp remaining as the surviving entity following the Merger. Under the terms of the Merger Agreement, all shares of SDS common stock issued and outstanding immediately prior to the effective time of the Merger were converted into, and exchanged for, the right to receive 2,000,000 shares of the Company’s common stock. At the date of this transaction the Company’s shares had a closing trading price of $0.50. As these shares are restricted and represent a large block of shares they were valued at 80% of the closing trading price or $0.40 which is equal to $800,000. As these shares have not been issued as of the date of these financial statements this balance is reflected in “Shares issuable”.

The only tangible asset of SDS acquired at September 11, 2007 was cash in the amount of $1,000. In connection with the Company’s acquisition of SDS, the Company acquired the NAVIGATOR Process Management Solution, a collaborative solution that manages the interactions of people, processes and equipment in complex oil and gas field operations. The NAVIGATOR Process Management Solution has been developed internally by SDS. As the Company considers this transaction to be with a related party the value of the NAVIGATOR Process Management Solution has been recorded as “Research and development stock based” in the accompanying financial statements. SDS had no liabilities as of the date it was acquired.

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

Wescorp Energy Inc. is referred to herein as “we”, “us”, “our”, “Wescorp”, “the Company” or “our Company”.

Overview

We are an oil and gas operations solution and engineering company committed to acquiring, developing, and commercializing technologies that are designed to improve the management, environmental, and economic performance of field operations for oil and gas producers and to provide solutions to help them overcome the tough operational challenges they face. To this end, our primary business strategy is to acquire, fund and develop new systems and technologies in our field through investments in companies or products for which early stage product development has been completed and to provide consulting services with respect to these systems and technologies. We prefer investments for which we can control the intellectual property of technologies that have emerged from research and initial development and are essentially market-ready. We also acquire companies with one or more technology products being developed that can benefit from the financial, technical, and business development experience of our management to bring those products to market in a meaningful manner after they have been fully developed. Among other strategies, we may attempt to license or form third-party commercial partnerships based on these acquired technologies.

In short, our goal is to generate enhanced capital appreciation for our shareholders by continuing to acquire, develop, and commercialize timely effective product solutions or strategic investment opportunities for energy-related applications that generate real returns with above-average cash flow and margins. To this end, we currently operate through three Strategic Business Units, or SBUs, including (i) our subsidiary, Flowstar; (ii) our joint venture with Ellycrack; and (iii) our division, Strategic Decision Sciences USA Inc. (“SDS”). We also hold shares of common stock in a publicly-traded Canadian tar sands exploration company, Oilsands Quest Inc. (“Oilsands”). We have entered into two non-binding letters of intent to acquire certain water technologies and businesses related to water remediation and purification. A portion of the purchase price to acquire these businesses includes the distribution of all of our shares of Oilsands to the sellers.

Company Background

In 2004 and 2005, the Company recorded its first operating revenue from the acquired operating businesses of Flowstar Technologies Inc, Flowray and their affiliated companies.

Currently our sole source of revenue is from our subsidiary, Flowstar Technologies Inc., which produces advanced natural gas and gas liquids measurement devices based on a proprietary Digital Chart Recorder (DCR) and advanced turbine measurement technology. Flowstar DCR-based devices are self-contained, energy-efficient flow computers with turndown ratios of 40:1 or more for more precise flow measurements and volume calculations that are installed directly to the well-head. Currently, these products carry a one-year warranty and have no right of return. There is no price protection plan in place. During the quarter ended September 30, 2007, Flowstar sold approximately 270% more DCR units than the quarter ended September 30, 2006, while the average selling price per unit decreased by about 22% versus the same quarter in 2006.

Revenue from operations for the quarter ended September 30, 2007 totaled $1,099,791 compared to $448,041 for the quarter ended September 30, 2006. This increase in revenue is primarily the result of bringing to market new products that enhance the communications capabilities of our DCR product line, utilizing existing client relationships to attract new customers, our major customers having robust drilling completion programs, and finding new market niches for our existing products. These initiatives were necessary to help alleviate the problems caused by reductions in well licensing, drilling activities, and capital spending which continue to plague the Canadian natural gas industry. Based on information published by the Canadian Association of Petroleum Producers, well licensing is down 9% and well completions are down 13% for gas wells in the third quarter of 2007 when compared to the same period for 2006. These current declines are directly attributable to the decrease in natural gas prices and the corresponding reduction in new natural gas wells being brought into production. The result of the decreases in these activities has had a negative impact on market demand for providing Flowstar’s gas flow measurement solutions.

Although our Flowstar division enjoyed encouraging sales growth through 2006, results for the first nine months of 2007 have not been as encouraging. The Company as a whole has yet to reach profitability and during the nine months ended September 30, 2007, we experienced negative cash flows. If we continue to experience negative cash flows, then we will have to continue to fund our operations by the issuance of new equity and/or the assumption of debt.

Although we are encouraged by projected sales for the last quarter of 2007, cash will be required to fund the manufacture of sufficient inventory and to finance the build up of trade accounts receivable that will increase alongside sales. Consequently, forecasting our total cash requirement is difficult at this time due to the contingent nature of the timing and volume of sales we expect over that same period. In the near future, we intend to raise additional capital by selling new equity, or incurring short-term debt to finance:

  The continued expansion of Flowstar operations within our current markets and into the United States;
  The continuing development, pilot plant fabrication and field-testing of the Ellycrack technology (see below);
  The development and expansion of services and solutions we provide clients through the Wescorp NAVIGATOR acquired through our recent purchase of SDS;
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

1.

Continue to improve, upgrade, and expand business infrastructure supporting operations – We have completed our evaluation of Enterprise Resource Planning (ERP) software and selected a vendor. Implementation of the new system will commence in the last quarter of 2007. We expect this initiative will improve the quality of information available to management and staff.

2.

Continue to hire, train and retain key management within Wescorp, our subsidiaries and any target companies we may acquire – We intend to continue to actively recruit personnel for key executive positions within Flowstar and Wescorp

3.

Continue to advance commercialization development programs to generate positive cash flow and earnings as soon as is practically possible – We are actively assessing value-added acquisition candidates at or near revenue generation that may extend our reach into large high-growth and focused market segments. We are also accelerating commercialization of our Ellycrack joint venture and technology and have negotiated an agreement with Ellycrack A/S which has allowed the transfer of the VISCOSITOR test-rig from Norway to Canada.

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

On April 1, 2006, we were not able to deliver free-trading shares called for under Tranche 2, Stage Two, and thus we are required to pay the former Vasjar shareholders an additional 80,000 common shares for each month that the shares were not delivered. In February 2007, Mr. Jack Huber acquired the interests of the former Vasjar shareholders in connection with the share delivery requirements of Tranche 2, Stage Two. As a result, we now owe the shares under Tranche 2, Stage Two to Mr. Huber. As of March 31, 2007, we were required to pay an additional 2,123,800 common shares to Mr. Huber. In the third quarter of 2007, an additional 730,950 shares were authorized by the board of directors to be paid to Mr. Huber as a registration statement was not filed on a timely basis in connection with this transaction. As of November 9, 2007, the Company had delivered 2,404,750 of the shares owed to Mr. Huber pursuant to Tranche 2, Stage Two.

As of November 9, 2007, we had not delivered to the former Vasjar shareholders free-trading shares called for under Tranche 2, Stage Three. Thus we are required to pay the former Vasjar shareholders an additional 80,000 common shares for each month that the shares are not delivered. On November 14, 2007, we filed a Registration Statement on Form SB-2, which, when declared effective by the S.E.C., will enable us to meet the Tranche 2, Stage Three requirements.

If any of the shares to be issued to the former Vasjar shareholders have not been delivered for a period of 182 days after the applicable due date, the former Vasjar shareholders may at their option terminate the share purchase agreements, without notice or prior opportunity to cure. The former Vasjar shareholders did not exercise these rights, and they received all of the penalty shares that accrued until this obligation had been met under both Stage One and Stage Two. We have also received a written waiver from Mr. Huber waiving and canceling any termination rights that Mr. Huber may have as a result of his purchase of certain rights under the Vasjar purchase agreements. The Company is currently negotiating with the former Vasjar shareholders an acceptable remedy with respect to its failure to satisfy the obligations that have arisen with respect to Stage Three. In addition, we pledged to the former Vasjar shareholders all the Vasjar shares as security to guarantee our performance under the share purchase agreements.

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

As a time saving measure, we have moved the VISCOSITOR test plant from the Norwegian site at Trondheim to Canada. The decision to move the test rig to Canada was to automate it as an approximately 20 to 50 barrel-per-day pilot plant and “prove out” longer term operation. It is to be housed at a Canadian research and development organization test facility with proximity to numerous potential clients. Testing and automation are scheduled to start in the fourth quarter of 2007. This will be overseen by a project engineer that we hired in 2006.

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

Over the next several months, the leadership team will finalize a plan of action to enhance the current manufacturing process, and implement the distribution of our solutions throughout the United States market. During the first quarter of 2007, we engaged our US service providers to assist us in this planning process. Now that the initial element has been completed, we are working on establishing a sales and technical support infrastructure within each state or region being targeted for DCR sales. The current business plan to penetrate this market is based on having a direct sales force distribute our solutions within defined territories and by contracting qualifying third-parties for technical support. Sales management is actively working with potential partners as well as recruiting the initial sales representative. Additionally, the company continues to build relationships with key partners in this marketplace.

Our new Houston, Texas office is staffed and fully functioning. We are aggressively addressing the US markets for our solutions. While there is a start up period associated with a new office, we expect to build from our Canadian installed base and reputation to shorten this start up cycle. This effort continues and the company has begun the sales cycle with several potential customers and expects initial sales in early 2008.

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

We are aware of the many challenges that most of our customers, along with their service providers and contractors, are having. We continue to be in communications with existing and potential customers and are taking a proactive approach on providing them with cost effective total solutions. This includes providing customers with products that are “turn key” in nature thus helping them decrease installation costs.

During the third quarter we found a new application for our DCR product line within the regional public utilities market. In this market the measurement of natural gas entering the system and being distributed out of the system should be nearly identical. As the amount of natural gas flowing through the system varies a great deal during different seasons it is critical that the measurement device being used has the ability to accurately measure across a wide range of pressure readings throughout the various distribution points. It has been found that our DCR and turbine based system works very well in this type of application. In addition, we have tied in the wireless communications package described above into this application to provide even greater value to our customers.

In the past, natural gas which contains hydrogen sulfide (“sour gas”) has been disposed of by incineration through a process known as flaring. Due to increased environmental regulations new methods to deal with sour gas have had to be developed which require metering the flow of natural gas. This is a new market in which we feel the use of our DCR product line is promising.

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

The VISCOSITOR has been reassembled so that it is equipped with an oilfield float and minor changes to comply with Canadian safety and environmental standards prior to being shipped to the test facility. In addition, a control room was installed. A special research electrical steam generator to deliver controlled amounts of high temperature steam to the process has been constructed, shipped, and installed. Electrical and instrumentation components which were designed in the first half of 2007 have also been installed. Plumbing and electrical inspection on the VISCOSITOR has been completed.

The building to house the VISCOSITOR is nearly complete but is still awaiting the installation of an additional compressed air supply. A propane tank will need to be installed and utilities will have to be connected before testing can commence. Water drainage options for the facility have been assessed and a purge of the building’s sump is required. A purge system for the control room’s HVAC also needs to be installed.

The VISCOSITOR has been shipped to the research facility where it was unloaded into the building. Once in the building, size and access requirements for the Viscositor in relation to building facilities were examined in order to determine the best positioning within the building. Layout drawings have been constructed and the Viscositor has been now been repositioned in order to start the process of reassembly and connecting utilities for its operation.

Lab testing of oil and sand materials to be used in the continuous test program has commenced. Our research contractor has been testing a number of alternative Canadian process consumables as alternatives to the Norwegian sand used during European testing.

Engineering analysis has identified testing strategies that should reveal the underlying mechanisms involved in the VISCOSITOR’s upgrading performance. Alternative strategies for pollution control have also been identified to help ensure our goal of a small scale field upgrader is met.

In October 2006, the Company entered into an agreement with a Canadian research and development organization to provide facilities and other resources necessary to test the Ellycrack pilot plant under long term usage. These tests are necessary in order to determine the potential commercial feasibility of this process and what, if any, modifications will be required to the design of a commercially viable plant. Under the terms of this agreement, the Company is required to pay a minimum fee of approximately $17,400 (CAD $18,500) per month commencing September 2007 for the provision of technical and research assistance and related services as well as facility rental for a period of twenty-four months. Upon signing the agreement, the Company paid a deposit in the amount of approximately $162,900 (CAD $180,000.

The Company has been approved to receive a grant administered by a Canadian Federal government agency. Under the terms of the agreement, the Company may receive up to approximately $288,900 (CAD $290,000) for costs incurred and paid in direct performance of testing of the pilot plant as described above. To date we have received approximately $67,300 (CAD $74,201) related to this grant.

Strategic Decision Sciences USA Inc.

On September 11, 2007, we effectively completed an Agreement and Plan of Merger (the “Merger Agreement”) with Strategic Decisions Sciences USA Inc. (“SDS”) and Scott Shemwell, who was the sole shareholder of SDS and who is our current Chief Operating Officer. The transaction was structured as a merger of SDS into Wescorp in accordance with the applicable provisions of the Delaware General Corporation Law (the “Merger”), with Wescorp remaining as the surviving entity following the Merger. Under the terms of the Merger Agreement, all shares of SDS common stock issued and outstanding immediately prior to the effective time of the Merger were converted into, and exchanged for, the right to receive 2,000,000 shares of our common stock.

SDS, now a division of Wescorp, is a Houston-based engineering firm focused on providing process-driven consulting and services to help oil and gas operators improve the management, economics, and environmental performance of field operations. In connection with our acquisition of SDS, we acquired the NAVIGATOR Process Management Solution, a collaborative solution that manages the interactions of people, processes, and equipment in complex oil and gas field operations. We believe that the Wescorp NAVIGATOR process provides Wescorp with a powerful, integrated field operations capability that we intend to use to drive the development, commercialization, and management of our client offerings. We also intend to make the Wescorp NAVIGATOR available to our clients to manage field complexities, especially in the areas of oil and gas flow measurement and metering, environmental remediation and compliance, enhanced oil recovery, unconventional oil and gas production, and field intelligence, including radio frequency identification (“RFID”) tagging and implementation. During the nine months ended September 30, 2007 Wescorp has spent $216,000 in consulting fees with respect to development of Wescorp NAVIGATOR and markets for this product.

Recent Letters of Intent

In May 2007, we entered into a non-binding Letter of Intent (“LOI”) with a private Canadian corporation to acquire certain North American technology rights relating to a water purification system. The transaction is subject to due diligence, the usual and customary conditions, and entering into a definitive agreement. In accordance with the terms of the LOI, we would purchase the right to manufacture, market and service the seller’s proprietary water purification system. The system, currently in use in Europe, was created and commercialized using Swiss, German, Italian, and Canadian engineering. The portable facility uses waste heat to flash distill oilfield reclamation water, mining leachates, landfill and factory wastewater, and seawater resulting in potable water and mineable brines. Assuming the completion of the transaction, we believe we will use the system independently or in conjunction with other water remediation technologies to address the critical water issues facing the oil and gas industry today.

Also in May 2007, we entered into a second non-binding LOI with another private Canadian corporation to acquire two of its operating business units. The transaction is subject to due diligence, the usual and customary conditions, and entering into a definitive agreement. In accordance with the terms of the LOI, we would purchase the business units, which would provide us with full ownership of the technologies. The first business unit supplies process-driven solutions that we believe can substantially reduce direct and indirect operating costs for oil and gas producers. A typical solution involves a field re-engineering process that is expected to deliver 40 – 60 percent reduction in costs while providing better decision-making support. Currently, this business unit is involved with projects in the deepwater Gulf of Mexico, Alberta, Canada, and Alaska. The second business unit is involved in the remediation of water contaminated during the exploration and production of oil and gas. This technology was designed to remove residual oil found in water with the expectation of having a significant economic and environmental impact. During the water flood process that is common throughout the world as part of enhanced oil recovery, approximately 0.5 – 3% residual oil remains in the water using current practices.

We expect that a portion of the purchase price to acquire each of the foregoing businesses, if completed in accordance with the LOIs, will include the distribution of all of our shares of Oilsands Quest Inc. to the sellers.

The addition of these business units will have an immediate impact on Wescorp's ability to enhance the economic performance and environmental impact of its clients.

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

Wescorp’s current corporate employee count now stands at twenty-four (24). Additionally, there may be services that Wescorp will contract out for, given the specialized nature of the business of Flowstar. With the change in our business plan, we anticipate that any change in capital assets, research and development, and employees would be subject to change in any targeted operating business that we may acquire, including that of Flowstar and Ellycrack.

With the change in our business plan, we anticipate that any change in capital assets, research and development and employees would be subject to change in any targeted operating business that we may acquire, including that of Flowstar and Ellycrack.

Results from Operations – 2007 Compared to 2006

Three Months Ended September 30, 2007 Compared to Three Months Ended September 30, 2006

Revenues

Revenues during the quarter ended September 30, 2007 were $1,099,791, compared to $448,041 for the quarter ended September 30, 2006, an increase of $651,750, or 145%. This increase in revenue is primarily the result of our major customers having robust drilling completion programs, having brought to market new products that enhance the communications capabilities of our DCR product line, utilization of existing client relationships to attract new customers, and finding new market niches for our existing products. These initiatives were necessary to help alleviate the problems caused by reductions in well licensing, drilling activities, and capital spending which continue to plague the Canadian natural gas industry. Based on information published by the Canadian Association of Petroleum Producers, well licensing is down 9% and well completions are down 13% for gas wells in the third quarter of 2007 when compared to the same period for 2006. These current declines are directly attributable to the decrease in natural gas prices and the corresponding reduction in new natural gas wells being brought into production.

Sales coverage for the Flowstar DCR systems has been improved through the hiring of additional direct sales staff and increased exposure to the upstream measurement community. During this period of time these efforts were successful in increased market awareness of the Flowstar products. We believe that these efforts will lead to increases in revenues in the future. Flowstar has been focusing its sales efforts by identifying applications and markets where the DCR system has advantages over competing products in order to increase its market share in the Canadian natural gas flow measurement market. In addition, plans are underway to further expand the existing product line being offered by Flowstar.

Cost of Sales

As a percentage of revenues, cost of sales for the quarter ended September 30, 2007 decreased to 52.0% versus 56.2% for the quarter ended September 30, 2006. Most of this decrease can be attributed to improved inventory controls and therefore we did not have to adjust inventory for variances between perpetual records and the physical count done at the end of September. In 2006 an adjustment of approximately $25,800 was necessary.

Expenses

Operating expenses for the quarter ended September 30, 2007 were $2,823,735 versus $1,428,414 for the quarter ended September 30, 2006, an increase of $1,395,321. New additions to the management team for Wescorp were the principal reasons for this increase. The largest increases in our operating expenses were in research and development stock based, consulting stock based, wages stock based, and wages and benefits as explained below.

On September 11, 2007, the Company effectively completed an Agreement and Plan of Merger (the “Merger Agreement”) with Strategic Decisions Sciences USA Inc. (“SDS”) and Scott Shemwell, who was the sole shareholder of SDS and who is the current Chief Operating Officer of the Company The transaction was structured as a merger of SDS into Wescorp in accordance with the applicable provisions of the Delaware General Corporation Law (the “Merger”), with Wescorp remaining as the surviving entity following the Merger. Under the terms of the Merger Agreement, all shares of SDS common stock issued and outstanding immediately prior to the effective time of the Merger were converted into, and exchanged for, the right to receive 2,000,000 shares of the Company’s common stock. At the date of this transaction the Company’s shares had a closing trading price of $0.50. As these shares are restricted and represent a large block of shares they were valued at 80% of the closing trading price or $0.40 which is equal to $800,000. As the Company considers this transaction to be with a related party the value of the NAVIGATOR Process Management Solution has been expensed as research and development stock based. No corresponding transaction of this type occurred in the quarter ended September 30, 2006.

In the fourth quarter of 2006, Mr. Dave LeMoine was hired as President of Flowstar and as Executive Vice President of Sales and Marketing for both Wescorp and Flowstar. Effective September 1, 2007, we entered into new employment contracts with Mr. Douglas Biles, President and Chief Executive Officer, and Mr. Scott Shemwell, Chief Operating Officer. To improve sales coverage, the Company hired additional sales staff necessary for Flowstar. It also provided merit increases in order to retain key employees. As there is currently a shortage of qualified employees, additional costs were incurred in 2007 in relation to the use of an employment agency to assist in the search and selection of competent employees. Even though the position of Vice-President of Investor Relations and Communications was eliminated in the third quarter of 2006, we incurred an overall increase in wages and benefits in the amount of $112,343. As a result, wages and benefits were $462,201 during the quarter ended September 30, 2007 versus $349,858 during the quarter ended September 30, 2006. These results are consistent with the $435,942 in wages and benefits incurred during the quarter ended June 30, 2007 and the $351,520 incurred during the quarter ended June 30, 2006.

Included in the new compensation packages for Mr. Dave LeMoine and Mr. Shemwell were stock options which did not exist during the three months ended September 30, 2006. In addition the stock option plan for Mr. Biles was modified in his new employment agreement which resulted in significantly more options to purchase common shares vesting to him during the quarter ended September 30, 2007 than what he earned in his original employment contract in the quarter ended September 30, 2006. Thus, the Company incurred an increase of $307,877 in wages stock based during the three months ended September 30, 2007 to $328,000 compared to the $20,123 incurred during the three months ended September 30, 2006.

Effective September 1, 2007, we also entered into two consulting contracts that provided for options to purchase common shares. As a result we incurred an expense of $252,500 in consulting stock based during the three months ended September 30, 2007 with no comparable expense in the three months ended September 30, 2006.

Advertising and investor relations expenses rose by $65,597 to $91,240 for the quarter ended September 30, 2007 versus the $25,643 reported for the quarter ended September 30, 2006. This increase is a direct result of additional costs being incurred in the third quarter of 2007 for brand imaging and extensive promotion of the Flowstar product line. There was an increase in costs for having the investor relations functions contracted out for the quarter ended September 30, 2007 instead of having these services performed internally by an employee as was done for the comparative period in 2006.

We incurred interest expense of $73,759 on our short-term borrowings during the quarter ended September 30, 2007 compared to $22,716 incurred during the quarter ended September 30, 2006. The increase of $51,043 is a direct result of new debt, in the form of a debenture in the amount of $2,250,000 incurred on June 7, 2006, and approximately $364,343 in notes payable incurred in July, 2007. While there was a balance of $1,436,019 in convertible debentures at September 30, 2006, holders of $880,250 of those debentures indicated they wished to have their investments redirected to units comprised of shares of common stock and share purchase warrants and therefore no interest was accrued on this balance during the quarter ended September 30, 2006.

Travel expenses during the quarter ended September 30, 2007 increased by $32,133 versus the quarter ended September 30, 2006, a direct result of the increased activity in the Ellycrack project and additional marketing of both Wescorp and Flowstar in international markets. The opening of offices in Houston and Austin, Texas and the engagement of additional consultants located in the U.S. have also directly contributed to these increases in cost.

We incurred interest, finance and bank charges of $20,092 for the quarter ended September 30, 2007 compared to $8,533 incurred during the quarter ended September 30, 2006. This increase of $11,559 is due to incurring financing fees of $7,500 in the three months ended September 30, 2007 versus receiving a reimbursement of financing fees in the amount of $9,012 in the same period in 2006. In the quarter ended September 30, 2006, we also incurred interest charges in the amount of $3,971 related to overdue amounts owed to a trade supplier which were not incurred in the quarter ended September 30, 2007.

Office expenses for the quarter ended September 30, 2007 were $121,493 compared to $110,376 for the quarter ended September 30, 2006. The increase of $11,117 is a direct result of the increased rental space occupied to accommodate the growth in operations, including the setting up of offices in Texas. These results are consistent with the $120,787 incurred during the quarter ended June 30, 2007 and the $100,852 incurred during the quarter ended June 30, 2006.

In order to strengthen the Board of Directors, the Company has decided to compensate outside directors in the form of shares commencing April 1, 2006. During the quarter ended September 30, 2007, the Company had three outside directors and as a result incurred $20,726 in directors’ fees. As there were only two outside directors in the same period in 2006 the cost for directors’ fees for that period was $17,754. The higher costs associated with the increase in the number of outside directors was partially mitigated by the decrease in the market price of Wescorp shares at April 1, 2007 versus April 1, 2006.

The above increases were partially offset by a substantial decrease in consulting fees. Consulting fees incurred in the current three month period in the amount of $133,398 were $221,960 lower than the $355,358 incurred in the same period for 2006. This decrease is a direct result of having fewer contracts with consultants in the quarter ended September 30, 2007 when compared to the same period in 2006. Three of those contracts terminated in September 2006 and totaled $183,640 in consulting fees for the three months ended September 30, 2006. In addition, the consulting contract for our Chief Operating Officer, Mr. Scott Shemwell has been replaced with an employment agreement effective September 1, 2007. Consulting contracts for the three months ended September 30, 2007, which did not exist in the third quarter of 2006, include the engagement of consultants to assist with the development of additional technologies that we hope to market in the near future, and assess the availability of Canadian government grants. The costs associated with the new consulting contracts were for significantly lower amounts than those that have terminated since September 30, 2006.

Legal and accounting costs for the three months ended September 30, 2007 were $47,076, which was a decrease of $17,511 compared to the corresponding period of 2006. The decrease in 2007 is directly related to lower legal fees required for compliance with various regulatory filings, and for due diligence work undertaken with respect to potential business acquisitions and other contracts.

Costs for research and development, dropped in the quarter ended September 30, 2007 to $184,893 compared to the $190,835 incurred in the quarter ended September 30, 2006. Additional costs of modifying the VISCOSITOR to be a 20 to 50 barrel-per-day pilot plant incurred in the first quarter of 2007 were approximately $17,200 less than what was incurred for the same period in 2006. Also, a grant of approximately $14,000 was received to partially offset these costs with no corresponding grant money being received in 2006. Additional expenses in the amount of $25,218 to research potential new products were incurred in the three months ended September 30, 2007 with no corresponding expenses being incurred in the comparative period.

Insurance expense for the quarter ended September 30, 2007 was $32,948 compared to $36,723 for the quarter ended September 30, 2006. The decrease in our premium for Directors and Officers liability insurance is the primary reason for the $3,775 reduction in insurance expense.

Depreciation and amortization expense for the quarter ended September 30, 2007 was $21,201 versus $23,833 for the quarter ended September 30, 2006, a decrease of $2,632. This decrease was due to having fully depreciated property and equipment as at December 31, 2006 that were still being utilized by the Company in the third quarter of 2007. The value of property and equipment that was not fully depreciated at September 30, 2006 was higher than at September 30, 2007. In addition certain assets were acquired late in the quarter ended September 30, 2007 that were not put in use until after the quarter end and therefore these assets were not depreciated in the three months ended September 30, 2007.

Other Income and Expenses

For the quarter ended September 30, 2007, other expenses have increased by $246,079 from the same period in 2006.

We were not able to deliver free-trading shares called for under Tranche 2, Stage Three of the agreement to acquire Vasjar, and thus we were required to pay the former Vasjar shareholders an additional 80,000 Wescorp common shares for each month that the shares are not delivered. This resulted in an accrual of $162,127 being recorded for the quarter ended September 30, 2007, which reflects the increase in shares needed to be delivered and the closing trading price of Wescorp shares as at September 30, 2007. In the third quarter of 2007, an additional 730,950 shares were authorized by the board of directors to be paid to Mr. Huber as a registration statement was not filed on a timely basis in connection with Tranche 2, Stage Two. This resulted in an additional expense of $346,713 being recorded in the period. The financial statements for the same period in 2006 reflect the requirements for late delivery of shares as stipulated by Tranche 2, Stage Two of the agreement at a cost of $156,000.

The foreign currency gain of $67,082 for the quarter ended September 30, 2007 is a direct result of the Canadian dollar consistently strengthening against the U.S. dollar throughout the period. Wescorp has a short-tem investment of approximately

$1,436,171 denominated in Canadian dollars which increases in value as the Canadian dollar strengthens against the U.S. dollar. Some of these gains are offset as many payables are denominated in Canadian dollars and as that currency strengthens exchange losses result when those payables are settled.

Interest income for the three months ended September 30, 2007 is directly related to the short-term investment made in June 2007.

The gain on the disposal of assets is the direct result of disposing of a vehicle that was nearly completely depreciated and was no longer being utilized by the Company.

Net Loss

The net loss for the quarter ended September 30, 2007 of $2,699,705 compared to a net loss of $1,389,925 for 2006 is due to the net effect of the increase in gross profit of $331,620 offset by increases of $1,395,321 in operating expenses and $246,079 in other expenses as explained above

Nine Months Ended September 30, 2007 Compared to Nine Months Ended September 30, 2006

Revenues

Revenues during the nine months ended September 30, 2007 were $2,411,395, compared to $2,508,831 for the nine months ended September 30, 2006, a decrease of $97,436, or 3.9% . This decrease is attributed to the decline in the price of natural gas which has resulted in the customers of Flowstar to either defer or abandon plans to bring new wells into production. Based on information published by the Canadian Association of Petroleum Producers well licensing is down 36% and well completions are down 29% for gas wells in the first nine months of 2007 when compared to the same period for 2006. In addition, the normal seasonal downturn in Canadian natural gas drilling was longer than normal due to the early “spring breakup”, and a wetter than normal spring and early summer which further depressed the market for Flowstar products. These problems were offset by our major customers having robust drilling completion programs in the third quarter, having brought to market new products that enhance the communications capabilities of our DCR product line, utilization of existing client relationships to attract new customers, and finding new market niches for our existing products.

Sales coverage for the Flowstar DCR systems has been improved through the hiring of additional direct sales staff and increased exposure to the upstream measurement community. During this period of time these efforts were successful in increased market awareness of the Flowstar products, but unsuccessful in improving sales. We believe that these efforts will lead to increases in revenues in the future. Flowstar has been focusing its sales efforts by identifying applications and markets where the DCR system has advantages over competing products in order to increase its market share in the Canadian natural gas flow measurement market. In addition, plans are underway to further expand the existing product line being offered by Flowstar.

Cost of Sales

As a percentage of revenues, cost of sales for the nine months ended September 30, 2007 increased to 53.9% versus 52.7% for the nine months ended September 30, 2006. Most of this increase can be attributed to an increase in discounts given to customers in the second quarter of 2007 due to the depressed market conditions for the sale of the Flowstar products. These higher discounts were not given to customers in the first quarter of 2007 or the first nine months of 2006. The affect of the discounts was offset by reductions in variances between perpetual records and the physical counts done at quarter ends. This meant we did not have any adjustments due to inventory count discrepancies in 2007. In 2006 downward adjustments of inventory totaling approximately $97,000 were necessary and resulted in higher cost of sales for that period.

Expenses

Operating expenses for the nine months ended September 30, 2007 were $5,097,370 versus $3,798,235 for the nine months ended September 30, 2006, an increase of $1,299,135. New consulting contracts, additions to the management team for Wescorp, and new employment agreements were the principal reasons for this increase. The largest increases in our operating expenses were in research and development stock based, consulting stock based, consulting fees, wages stock based, and wages and benefits as explained below.

On September 11, 2007, the Company effectively completed an Agreement and Plan of Merger (the “Merger Agreement”) with Strategic Decisions Sciences USA Inc. (“SDS”) and Scott Shemwell, who was the sole shareholder of SDS and who is the current Chief Operating Officer of the Company The transaction was structured as a merger of SDS into Wescorp in accordance with the applicable provisions of the Delaware General Corporation Law (the “Merger”), with Wescorp remaining as the surviving entity following the Merger. Under the terms of the Merger Agreement, all shares of SDS common stock issued and outstanding immediately prior to the effective time of the Merger were converted into, and exchanged for, the right to receive 2,000,000 shares of the Company’s common stock. At the date of this transaction the Company’s shares had a closing trading price of $0.50. As these shares are restricted and represent a large block of shares they were valued at 80% of the closing trading price or $0.40 which is equal to $800,000. As the Company considers this transaction to be with a related party the value of the NAVIGATOR Process Management Solution has been expensed as research and development stock based. No corresponding transaction of this type occurred in the quarter ended September 30, 2006.

In the fourth quarter of 2006, Mr. Dave LeMoine was hired as President of Flowstar and as Executive Vice President of Sales and Marketing for both Wescorp and Flowstar. Effective September 1, 2007, we entered into new employment contracts with Mr. Douglas Biles, President and Chief Executive Officer, and Mr. Scott Shemwell, Chief Operating Officer. To improve sales coverage, the Company hired additional sales staff necessary for Flowstar. It also provided merit increases in order to retain key employees. As there is currently a shortage of qualified employees, additional costs were incurred in 2007 in relation to the use of an employment agency to assist in the search and selection of competent employees. Even though the position of Vice-President of Investor Relations and Communications was eliminated in the third quarter of 2006, we incurred an overall increase in wages and benefits in the amount of $300,533. As a result, wages and benefits were $1,328,521 during the nine months ended September 30, 2007 versus $1,027,988 during the nine months ended September 30, 2006.

Included in the new compensation packages for Mr. Dave LeMoine and Mr. Shemwell were stock options which did not exist during the nine months ended September 30, 2006. In addition the stock option plan for Mr. Biles was modified in his new employment agreement which resulted in significantly more options to purchase common shares vesting to him during the nine months ended September 30, 2007 than what he earned in his original employment contract in the nine months ended September 30, 2006. Thus, the Company incurred an increase of $402,621 in wages stock based during the nine months ended September 30, 2007 to $465,600 compared to the $62,979 incurred during the nine months ended September 30, 2006.

Effective September 1, 2007, we also entered into two consulting contracts that provided for options to purchase common shares. As a result we incurred an expense of $252,500 in consulting stock based during the three months ended September 30, 2007 with no comparable expense in the nine months ended September 30, 2006.

Consulting fees incurred in the current nine month period in the amount of $691,293 were $123,854 higher than the $567,439 incurred in the same period for 2006. Additional contracts for consultants that did not exist in the first nine months of 2006 include the engagement of consultants to assist with the development of additional technologies that we hope to market in the near future, assess the availability of Canadian government grants, assist in developing a business identity, and upgrade our websites. The costs associated to the shares issued pursuant to the terms of a cashlesss warrant that were issued during the nine months ended September 30, 2007 were also recorded as consulting fees. Our contract with our Chief Operating Officer, Mr. Scott Shemwell has been replaced with an employment agreement effective September 1, 2007. The costs associated with the new consulting contracts were for higher amounts than those that have terminated since September 30, 2006.

Advertising and investor relations expenses rose by $123,678 to $279,126 for the nine months ended September 30, 2007 versus the $155,448 reported for the nine months ended September 30, 2006. This increase is a direct result of additional costs being incurred in 2007 for brand imaging and extensive promotion of the Flowstar product line. There was an increase in costs for having the investor relations functions contracted out for the nine months ended September 30, 2007 instead of having these services performed internally by an employee as was done for the comparative period in 2006. The costs for the nine months ended September 30, 2007, were not fully offset by not incurring any expense associated with warrants issued for the provision of investor relations services as was done in the first nine months of 2006.

Travel expenses during the nine months ended September 30, 2007 increased by $92,339 to $281,452 versus $189,113 for the nine months ended September 30, 2006. This increase is a direct result of the increased activity in the Ellycrack project and additional marketing of both Wescorp and Flowstar in international markets. The opening of offices in Houston and Austin, Texas and the engagement of additional consultants located in the U.S. have also directly contributed to these increases in cost.

Similarly, the increase in office expenses of $44,995 during the nine months ended September 30, 2007 to $335,888 versus $290,893 for the nine months ended September 30, 2006 is a direct result of the increased rental space required to accommodate the growth in operations, including the setting up of offices in Texas.

Legal and accounting costs were $222,428, which was an increase of $22,240, compared to the corresponding period of 2006. The increase in 2007 is directly related to legal fees required for compliance with various regulatory filings, and for due diligence work undertaken with respect to potential business acquisitions and other contracts. In addition, audit and related fees have risen slightly in 2007 from the fees charged in 2006.

In order to strengthen the Board of Directors, the Company has decided to compensate outside directors in the form of shares commencing April 1, 2006. During the nine months ended September 30, 2007, the Company had three outside directors and as a result incurred $60,458 in directors’ fees. As there were only two outside directors for which fees commenced on April 1, 2006 the cost for directors’ fees for the comparative period in 2006 were $ 35,359. The higher costs associated with the increase in the number of outside directors was partially mitigated by the decrease in the market price of Wescorp shares at April 1, 2007 versus April 1, 2006.

We incurred interest, finance and bank charges of $64,924 for the nine months ended September 30, 2007 compared to $62,652 incurred during the nine months ended September 30, 2006. This increase of $2,272 is due to $29,918 in interest incurred on the loan obtained from AHC Holdings Inc. for which interest of $11,288 was recorded in the prior period’s comparative figures. The increase was partially offset by only incurring financing fees of $27,500 in the nine months ended September 30, 2007 versus financing fees of $40,988 incurred in the same period in 2006. In the quarter ended September 30, 2006, we also incurred interest charges in the amount of $3,971 related to overdue amounts owed to a trade supplier that were not incurred in the quarter ended September 30, 2007.

The above increases were partially offset by a substantial decrease in costs for research and development. In the nine months ended September 30, 2007, these costs dropped to $451,572 compared to the $496,717 incurred in the nine months ended September 30, 2006. While additional costs related to modifying the VISCOSITOR to be a 20 to 50 barrel per day pilot plant were incurred in the first nine months of 2007, a grant of approximately $58,000 was received to offset these costs. No corresponding grant money was received in 2006. In addition, during the nine months ended September 30, 2006, Flowstar commissioned Colorado Engineering Experiment Station Inc. (CEESI) to undertake tests in response to customer and regulator requests for reference data to quantify DCR technology performance in a variety of wet-gas field conditions at a cost of $25,690. Additional expenses in the amount of $25,218 to research potential new products were incurred in the nine months ended September 30, 2007 with no corresponding expenses being incurred in the comparative period.

We incurred interest expense of $110,350 on our short-term during the nine months ended September 30, 2007 compared to $134,421 incurred during the nine months ended September 30, 2006. This decrease of $24,071 is a direct result of only having $90,000 in short-term debentures outstanding at September 30, 2007 versus the $1,436,019 in debentures that were outstanding at September 30, 2006. While new debt in the form of a debenture in the amount of $2,250,000 was incurred on June 7, 2006, and approximately $364,343 in notes payable incurred in July, 2007, this only resulted in an additional $89,408 in interest for the current period. This was not enough to offset the decrease in interest due to the reduction in the balance of debentures that have been settled since September 30, 2006.

Insurance expense for the nine months ended September 30, 2007 was $98,253 compared to $111,723 for the nine months ended September 30, 2006. The decrease in our premium for Directors and Officers liability insurance is the primary reason for the $13,470 reduction in insurance expense.

Depreciation expense for the nine months ended September 30, 2007 was $46,320 versus the $67,521 for the first nine months of 2006, a decrease of $8,310. This decrease was due to having fully depreciated property and equipment as at December 31, 2006 that were still being utilized by the Company in the first nine months of 2007. The value of property and equipment that was not fully depreciated at September 30, 2006 was higher than at September 30, 2007. In addition certain assets were acquired late in the quarter ended September 30, 2007 that were not put in use until after the quarter end and therefore these assets were not depreciated in the nine months ended September 30, 2007.

Other Income and Expenses

For the nine months ended September 30, 2007, other expenses have increased by $1,307,160 from the same period during 2006.

Most of the 2007 expense was directly attributable to the increase in the penalty for the late delivery of Tranche 2, Stage Two and Stage Three shares to the former shareholders of Vasjar. We were not able to deliver free-trading shares called for under Tranche 2, Stage Two of the agreement to acquire Vasjar, and thus we were required to pay the former Vasjar shareholders an additional 80,000 Wescorp common shares for each month that the shares are not delivered. This resulted in an accrual of $617,672 being recorded for the quarter ended March 31, 2007, which reflects the increase in shares needed to be delivered and the closing trading price of Wescorp shares as at March 31, 2007. In the third quarter of 2007, an additional 730,950 shares were authorized by the board of directors to be paid to Mr. Huber as a registration statement was not filed on a timely basis in connection with Tranche 2, Stage Two. This resulted in an additional expense of $346,713 being recorded in the period. In addition, we were not able to deliver free-trading shares called for under Tranche 2, Stage Three of the agreement to acquire Vasjar and this resulted in an accrual of $283,935 being recorded for the quarter ended September 30, 2007. This cost reflects the additional shares needed to be delivered under Tranche 2, Stage Three and the closing trading price of Wescorp shares as at September 30, 2007. The financial statements for the same period in 2006 reflect the requirements for late delivery of shares as stipulated by Tranche 2, Stage Two of the agreement at a cost of $120,000.

The Company also incurred a penalty for the late filing of the registration statement pursuant to the terms of the subscription agreements for the private placement that was completed in December of 2006. As a result, the Company was required to issue additional shares to the investors in the private placement that were valued at $424,839.

The foreign currency gain of $45,807 for the nine months ended September 30, 2007 is a direct result of the Canadian dollar consistently strengthening against the U.S. dollar throughout the period. Wescorp has a short-term investment of approximately $1,436,171 denominated in Canadian dollars which increases in value as the Canadian dollar strengthens against the U.S. dollar. Some of these gains are offset as many payables are denominated in Canadian dollars and as that currency strengthens exchange losses result when those payables are settled.

Interest income for the nine months ended September 30, 2007 is directly related to the short-term investment made in June 2007.

The gain on the disposal of assets is the direct result of disposing of a vehicle that was nearly completely depreciated and was no longer being utilized by the Company.

Net Loss

The net loss for the nine months ended September 30, 2007 of $6,368,211 compared to a net loss of $2,886,778 for 2006 is due to the net effect of the decrease in gross profit of $75,138 and increases of $2,099,135 in operating expenses and $1,307,160 in other expenses as explained above.

Liquidity and Capital Resources

Nine Months Ended September 30, 2007 Compared to Nine Months Ended September 30, 2006

From inception, we have been dependent on investment capital and debt financing from our shareholders as our primary source of liquidity. Prior to our acquisition of Flowstar in 2004, we had not generated any revenue or income from our operations. Through September 30, 2007, we have generated revenues from operations of $9,147,976 (comprised of $2,411,395 for the nine months ended September 30, 2007, $3,184,461, $2,323,589, and $1,228,531 for the years ended December 31, 2006, 2005 and 2004, respectively). We had an accumulated deficit at September 30, 2007 of $25,268,606.

Our cash position at September 30, 2007 increased to $1,108,816 from the $499,233 balance of December 31, 2006, but has decreased from the $1,572,349 balance we had at September 30, 2006.

We used cash in operations of $2,117,969 in the first nine months of 2007 compared to cash used in operations of $216,249 during the same period in 2006. Most of this amount relates to the operating loss adjusted for non-cash items, which was $2,960,116 for the nine months ended September 30, 2007 (September 30, 2006 - $2,315,845). Changes in operating assets and liabilities are explained below.

We also had a net outflow of cash of $1,639,026 from investing activities for the nine months ended September 30, 2007. An investment in a short-term interest bearing deposit accounted for $1,436,171 of this amount (September 30, 2006 – nil). In addition $60,454 was utilized to purchase plant and equipment (September 30, 2006 – $21,857), and $157,563 was invested in other receivables (September 30, 2006 – nil). These cash outflows were offset by proceeds on the disposal of assets of $15,162 (2006 - $2,687). During the nine months ended September 30, 2006, $150,000 was used for the purchase of shares in Ellycrack AS.

The net cash used in operating and investing activities was funded with $4,213,680 from financing activities for the nine months ended September 30, 2007. The cash flow from financing activities for the nine months ended September 30, 2007 was primarily a result of:

  The issuance of stock in the amount of consideration equal to $50,000, as compared to $550,094 for the same period in 2006;
  Cash received on the exercise of warrants for which shares were not yet issued in the amount of $97,476, as compared to $301,441 for the same period in 2006;
  The funds received for share subscriptions receivable in the amount of $85,000, as compared to $29,772 for the same period in 2006; and
  Proceeds received from a private placement prior to issuing shares in the amount of $1,250,000, as compared to no proceeds for the same period in 2006.

In the nine months ended September 30, 2007, we incurred debt of:

  $2,250,000 on the issuance of a convertible debenture, as compared to no convertible debentures issued in the same period in 2006;
  $364,343 from new notes payable, as compared to no proceeds received in the same period in 2006;
  $8,066 relating to unpaid remuneration for our Chief Executive Officer, as compared to a reduction of $20,353 for the same period in 2006;
  $195,000 in consulting fees, as compared to $65,000 in fees incurred in the same period in 2006; and
  $29,918 in interest owed to a company controlled by a director of Wescorp, as compared to $11,288 in interest owed in the same period in 2006.

During the nine months ended September 30, 2007, we had to repay debt in the amount of $37,852, as compared to $19,995 for the same period in 2006. In the nine months ended September 30, 2006, we had to repay convertible debentures in the amount of $116,300 and received a loan from a related company in the amount of $500,000.

At September 30, 2007, we had current assets totaling $4,571,601 compared to $3,446,969 at September 30, 2006. This increase is a direct result of the positive cash flow described above as well as the increase in short-term investments, and prepaid deposits offset by a reduction in accounts receivable. The major portion of the prepaid deposits was made with our Canadian partner who is assisting us with assessing the Ellycrack technology. The increase in accounts receivable at September 30, 2007 over the balance at September 30, 2006 was primarily due to the increased sales during the current period versus the same period last year.

Our investment in property and equipment at the end of September 2007 decreased to $130,286 compared to $154,744 reported at September 30, 2006. This decrease is a direct result of only investing $68,512 in property and equipment while depreciating those assets by $92,126 since September 30, 2006.

The decrease in investments to $2,651,158 at September 30, 2007 from the September 30, 2006 balance of $2,841,283 was a direct result of the decline in the market price of our available for sale investment at these respective dates. At September 30, 2006, we had invested in 170,000 shares of Synenco Energy Inc. (“Synenco”) that, at that time, traded at approximately $13.55 (CAD $15.11) per share. On March 23, 2007, we exchanged the 170,000 Synenco shares for 470,143 shares of Oilsands Quest Inc. At September 30, 2007, Oilsands Quest Inc. was trading at $4.43.

The reduction in our technology is due to the amortization of this asset over its estimated useful life of approximately eight years.

The Company had $5,158,318 in current liabilities at September 30, 2007 compared to $8,664,774 at September 30, 2006. Only $90,000 in the form of short-term convertible debentures was still on the books at September 30, 2007, which reflects debentures totaling $1,180,250 being redirected to units of the private placement that closed in December 2006 and $165,769 in repayments of convertible debentures since September 30, 2006. At September 30, 2006, $2,142,363 in funds were received relating to the private placement that closed in December 2006 and were treated as other accounts payable as the private placement had not closed as of that date versus none being recorded as at September 30, 2007. In addition, $400,000 of the balance owing under the agreement payable and $749,280 of penalties owing in relation to the agreement that were outstanding at September 30, 2006 have been settled in the current period. Additional penalties related to the agreement payable in the amount of $283,935 have been accrued in the current period. Also, trade payables have decreased by $162,334 when compared to the September 30, 2006 figures. These decreases have been offset by incurring additional notes payable in the amount of $376,257 and increases in the amounts due to related parties in the amount of $311,716 since September 30, 2006.

We had long-term notes payable of $48,934 at September 30, 2007, compared to $88,204 at September 30, 2006. The decrease is due to the paying down of existing vehicle loans while not incurring any new long-term debt as no new equipment purchases were financed. In June 2007, we issued a new long-term convertible debenture in the amount of $2,250,000.

Continued Liquidity and Financing of Business Plan

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

PART II - OTHER INFORMATION

ITEM 1.      LEGAL PROCEEDINGS

None

ITEM 2.      UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On July 13, 2007, the Company issued 100,000 shares of common stock for total proceeds of $49,667. These shares were issued in reliance upon the exemption from registration under Section 4(2) and Regulation D of the Securities Act.of 1933, as amended (the “Securities Act”), as the consultant was considered an “accredited investor” as defined in Rule 501 of the Securities Act. This issuance qualified for exemption from registration because (i) the securities were issued to an accredited investor only; (ii) the Company did not engage in any general solicitation or advertising to market the securities; and (iii) the consultant received “restricted securities.”

On September 10, 2007, in connection with an agreement with Mr. Jack Huber, described in detail under Item 2 above, the Company issued 2,404,750 shares of common stock to partially settle an outstanding liability which arose as a result of the requirements in Tranche 2, Stage Two of the Vasjar purchase agreements. The shares were issued to a single non-U.S. resident, who is also an accredited investor, in reliance upon the exemption from registration under Regulation S of the Securities Act and also as a private transaction under Section 4(2) of the Securities Act. This issuance qualified for exemption from registration because (i) the securities were issued to an accredited investor only; (ii) the Company did not engage in any general solicitation or advertising to market the securities; and (iii) Mr. Huber received “restricted securities.”

ITEM 3.      DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our security holders during the three months ended September 30, 2007.

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

Exhibit
Number	Description

4.6

Form of Warrant issued to the Non-United States Resident Purchaser named therein. (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on December 24, 2006, File No. 000- 30095.)

10.1	Employment Agreement between Wescorp Energy Inc. and Douglas Biles (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on September 21, 2007.)

10.2	Employment Agreement between Wescorp Energy Inc. and Scott Shemwell (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on September 21, 2007.)

10.3	Consultant Service Agreement between Wescorp Energy Inc., and Steve Cowper (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on September 21, 2007.)

10.4	Form of Subscription Agreement (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on September 14, 2007.)

10.5	Form of Warrant Agreement (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on September 14, 2007.)

10.6

Agreement of Plan of Merger between Wescorp Energy Inc., Strategic Decisions Sciences USA Inc. and Scott Shemwell (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on September 11, 2007.)

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 *	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*Filed herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WESCORP ENERGY INC.

Date: November 19, 2007	By:	/s/ Douglas Biles
Douglas Biles, Chief Executive Officer and Director

	By:	/s/ Terry Mereniuk
Terry Mereniuk, Chief Financial Officer and Director

EXHIBIT INDEX

Exhibit
Number	Description

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

10.1	Employment Agreement between Wescorp Energy Inc. and Douglas Biles (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on September 21, 2007.)

10.2	Employment Agreement between Wescorp Energy Inc. and Scott Shemwell (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on September 21, 2007.)

10.3	Consultant Service Agreement between Wescorp Energy Inc., and Steve Cowper (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on September 21, 2007.)

10.4	Form of Subscription Agreement (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on September 14, 2007.)

10.5	Form of Warrant Agreement (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on September 14, 2007.)

10.6

Agreement of Plan of Merger between Wescorp Energy Inc., Strategic Decisions Sciences USA Inc. and Scott Shemwell (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on September 11, 2007.)

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