Form 10KSB
period 2007-12-31
WESCORP ENERGY INC
filed 2008-05-15
CIK 1069489

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007 OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________to __________

Commission File Number 000-30095

WESCORP ENERGY INC.
(Name of Small Business Issuer in Its Charter)

Delaware	98-0447716
State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization	Identification No.)

Suite 770, 435 – 4thAvenue S.W., Calgary, Alberta, Canada T2P 3A8
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
Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

State issuer’s revenues for its most recent fiscal year: $3,141,115

State the aggregate market value of the voting and non-voting common equity stock held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days: $32,352,436 on April 2, 2008. Without asserting that any director or executive officer of the registrant, or the beneficial owner of more than five percent of the registrant’s common stock, is an affiliate, the shares of which they are the beneficial owners have been deemed to be owned by affiliates solely for this calculation.

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 77,863,222 shares of common stock as of May 12, 2008.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-KSB for the year ended December 31, 2007 (the “Annual Report”) contains predictions, projections and other statements about the future that are intended to be “forward-looking statements” (collectively, “forward-looking statements”). Forward-looking statements involve risks and uncertainties. A number of important factors could cause actual results to differ materially from those in the forward-looking statements. In assessing forward-looking statements contained in this Annual Report, readers are urged to read carefully all cautionary statements – including those contained in other sections of this Annual Report. Among said risks and uncertainties are the following risks:

  there may not be adequate capital to fund our business;
  our water remediation technologies may not receive sufficient market demand or be commercially successful;
  Wescorp Navigator may not have adequate market demand or be profitable;
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
  we may not successfully identify or complete any other suitable acquisitions;
  our primary customers are energy-related, which tend to be cyclical and therefore any downturns in this cyclical industry could adversely affect operations;
  the energy-related industry that we service is heavily regulated (including CO2 related issues) and the costs associated with such regulated industries increases the costs of doing business;
  management may not be able to integrate any technologies acquired;
  management may not be able to carry out its business plan and to manage its growth effectively and efficiently;
  management may not be able to effectively deal with current and future competitive forces in the market;
  we may not be able to manage any foreign exchange risk adequately;
  we could face significant liabilities in connection with our technology and operations, which if incurred beyond any insurance limits, could adversely affect our business and financial condition;
  our need for additional capital may harm our financial condition or limit our ability to fund acquisitions; and;
  if acquisitions are completed, they may be unsuccessful for technical, economic or other reasons.

Any of the factors listed above and other factors contained in this Annual Report could cause our actual results to differ materially from the results implied by these or any other forward-looking statements made by us or on our behalf. We cannot assure you that our future results will meet our expectations. Additional statements concerning important factors that could cause actual results to differ materially from our expectations are disclosed in the “Risk Factors” section and elsewhere in this Annual Report. In addition, the words “believe”, “may”, “will”, “when”, “estimate”, “continue”, “anticipate”, “intend”, “expect” and similar expressions, as they relate to the Company, our business or our management, are intended to identify forward-looking statements. All written and oral forward-looking statements attributable to us or persons acting on our behalf subsequent to the date of this Annual Report are expressly qualified in their entirety by the foregoing risks and those set forth in the “Risk Factors” section below.

Our forward-looking statements speak only as of the date made..

CURRENCIES

All amounts expressed herein are in U.S. dollars unless otherwise indicated. Amounts expressed in Canadian dollars are preceded by the symbol “CAD”.

PART I

ITEM 1. DESCRIPTION OF BUSINESS.

GENERAL

Wescorp Energy Inc. (referred to herein as “we”, “us”, “our”, “Wescorp”, “the Company” or “our Company”) is an oil and gas operations solution and engineering company committed to acquiring, developing and commercializing technologies that are designed to improve the management, environmental and economic performance of field operations for oil and gas producers and to provide solutions to help them overcome the tough operational challenges they face. To this end, our primary business strategy is to acquire, fund and develop new systems and technologies in our field through investments in companies or products for which early stage product development has been completed, and to provide consulting services with respect to these systems and technologies. We prefer investments for which we can control the intellectual property of technologies that have emerged from research and initial development and are essentially market-ready. We also acquire companies with one or more technology products being developed that can benefit from the financial, technical and business development experience of our management to bring those products to market in a meaningful manner after they have been fully developed. Among other strategies, we may attempt to license or form third-party commercial partnerships based on these acquired technologies.

In short, our goal is to generate enhanced capital appreciation for our shareholders by continuing to acquire, develo p, and commercialize timely effective product solutions or strategic investment opportunities for energy-related applications that generate real returns with above-average cash flow and margins. To this end, we currently operate through five Strategic Business Units, or SBUs, including; (i) our subsidiary, Flowstar; (ii) our joint venture with Ellycrack; (iii) our Wescorp Navigator; (iv) our subsidiary Total Fluid Solutions Inc. (“Total Fluid”); and (v) our subsidiary Raider Chemical Corporation (“Raider”). A short synopsis of each business unit and our recent business activities follows.

Flowstar Technologies, Inc.

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

As part of the acquisition of Flowstar, the Company concluded the acquisition of 100% of the outstanding shares of Vasjar Trading Ltd. (“Vasjar”) on August 19, 2004. Vasjar in turn owns five Barbadian subsidiaries including 100% of the outstanding shares of Quadra. Vasjar’s wholly-owned subsidiary Quadra owns the rights to the technology related to the DCR system described below. Flowstar, Flowray, Vasjar and its subsidiaries (“Flowstar Group”) are involved in the natural gas flow measurement and service industry in North America.

Based on preliminary and ongoing sales of Flowstar’s principal product, we believe there are significant additional sales opportunities for Flowstar products, or a combined solution including Flowstar’s products, worldwide.

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

Ellycrack

During 2003 and 2004, we purchased 259,000 shares of Ellycrack AS, a private technology research and development company based in Norway. In September 2004, we purchased an additional 400,000 treasury shares of Ellycrack by issuing 300,000 shares of Wescorp common stock to Ellycrack resulting in our equity interest in Ellycrack rising to 12.90% . In January 2006, we purchased an additional 65,000 shares of Ellycrack bringing our current equity interest in Ellycrack to approximately 13%.

Also in 2004, we entered into a Memorandum of Understanding (“MOU”) to form a 50/50 joint venture (“JV”) with Ellycrack. The terms and conditions outlined within the MOU provide that the joint venture agreement will include a 50% interest for Wescorp in the worldwide rights to use and benefit from the commercial application of Ellycrack’s VISCOSITOR technology and intellectual property. The parties are currently operating under the terms of the MOU.

The VISCOSITOR is a low energy (low cost) heavy oil upgrading process that is self sustained by fuel produced by the process itself. This technology primarily upgrades the quality of heavy oil by producing lighter, more valuable synthetic grades of crude oil which dramatically improves the economics of heavy-oil production and transportation projects. It also has various environmental benefits, is a low cost alternative for small and mid-sized heavy oil field production and provides enhanced economies of scale for larger heavy oil production and processing projects. All research and development for the VISCOSITOR was carried out in cooperation with Norway’s biggest research organization, SINTEF ENERGY RESEARCH A/S at the Norwegian Institute of Technology in Trondheim, Norway. Subsequent improvements to optimize the process were contributed by Wescorp, Ellycrack and an engineering firm engaged to provide design and engineering services to the pending joint-venture.

Primary principals and benefits of this technology include, but are not limited to:

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
  Generating coke by-product from cracking as the primary fuel for all unit operations – process requires very little energy input and generates significantly more energy than is required to potentially drive onsite electricity or steam co-generating capacity.
  Raising the API of processed oil from 6° to 28° in a single pass and over 30° with medium grade feedstock – raising significantly the value of processed oil and reducing heavy oil differentials of pricing relative to world benchmarks.

As part of the existing MOU, Wescorp must pay for the design modifications, construction, and field testing of a pilot plant to be fabricated in Canada. Subsequent to that benchmark being achieved, all future costs associated with commercial applications of VISCOSITOR technology will be shared equally by Wescorp and Ellycrack AS. We expect to continue to increase our investment in developing this technology throughout 2008.

On February 16, 2006, we announced that the engineering phase of the patented Ellycrack heavy oil upgrader pilot plant had been completed and that we would now move immediately to fabrication of the plant in Canada (see below). Final design contributions and engineering services were provided by a major international engineering company with over 40 years of combined tar-sands, heavy oil and upgrader project experience. Completion of this engineering stage is the direct result of having undertaken an extended period of testing through the latter half of 2005, which resulted in design modifications that allowed us to significantly improve the upgrading capabilities of the Ellycrack process as outlined above. The extended design and testing period allowed us to optimize the process to where it can now upgrade heavy oil to over 30° API. That enhanced upgrading capacity has in turn also expanded the scope of commercial applications being considered for the process that we demonstrated for several major energy producers in that testing period, with particular attention paid to demonstrating:

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

Some further testing was done with the test rig at SINTEF in Norway until May 2006. In June 2006, a decision was made by Wescorp and Ellycrack to move the VISCOSITOR test rig to Canada in order to automate it as an approximately 20-50 barrel-per-day pilot plant and “prove out” longer term operation. Then the test rig was disassembled and shipped to Canada.

Negotiations were conducted with three western Canadian research facilities and an agreement was reached with the organization that had the best combination of factors associated with them. The pilot plant is to be housed at a major Canadian research and development organization test facility with proximity to numerous potential clients. Canadian expertise in heavy oil upgrading is known to be world class. Testing and automation are scheduled to start in the second quarter of 2008.

Subsequent to fabrication, the VISCOSITOR pilot plant will undergo a period of continuous testing to further define performance parameters beyond API uplift including details related to material balance, energy balance, and composition of processed output to determine final capital and operating costs for commercial users.

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

The building to house the VISCOSITOR is complete but is still awaiting the installation of a propane tank and electrical utilities will have to be connected before testing can commence. Water drainage options for the facility have been assessed and a purge of the building’s sump is required. A 480V transformer for our electrical steam generator was installed but not connected.

In September, 2007, the Manitoba construction work was completed and the VISCOSITOR has been shipped to the Heavy Oil Research Facility where it was unloaded into the building. Once in the building, size and access requirements for the VISCOSITOR in relation to building facilities were examined in order to determine the best positioning within the building. Layout drawings have been constructed and the VISCOSITOR has been now been repositioned in order to start the process of reassembly and connecting utilities for its operation. A purge system for the control room’s HVAC has been designed and components procured but still need to be installed.

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

In October 2006, the Company entered into an agreement with a Canadian research and development organization to provide facilities and other resources necessary to test the Ellycrack pilot plant under long term usage. These tests are necessary in order to determine the potential commercial feasibility of this process and what, if any, modifications will be required to the design of a commercially viable plant. Under the terms of this agreement, the Company is required to pay a minimum fee of approximately $17,400 (CAD $18,500) per month commencing September 2007 for the provision of technical and research assistance and related services as well as facility rental for a period of twenty-four months. Upon signing the agreement, the Company paid a deposit in the amount of approximately $162,900 (CAD $180,000). These facilities were not fully completed until January, 2008, due to demands from “larger” clients. Access to contractor resources has been constrained across western Canada due to intense demands in developing Alberta’s oilsands resources.

The Company has been approved to receive a grant administered by a Canadian Federal government agency. Under the terms of the agreement, the Company may receive up to approximately $288,000 (CAD $290,000) for costs incurred and paid in direct performance of testing of the pilot plant as described above. To date we have received approximately $86,400 (CAD $87,008) related to this grant.

Wescorp Navigator

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

The technology developed by SDS is operating as Wescorp Navigator, a division of Wescorp. It is a Houston-based engineering business focused on providing process-driven consulting services to help oil and gas operators improve the management, economics and environmental performance of field operations. As part of our acquisition of SDS, we acquired its NAVIGATOR Process Management Solution, a collaborative solution that manages the interactions of people, processes and equipment in complex oil and gas field operations. We believe that the Wescorp NAVIGATOR offers powerful, integrated, field operations capability that we intend to use to drive the development, commercialization and management of our client offerings. We also intend to make the Wescorp NAVIGATOR available to our clients to manage field complexities, especially in the areas of oil and gas flow measurement and metering, environmental remediation and compliance, enhanced oil recovery, unconventional oil and gas production, and field intelligence, including radio frequency identification (“RFID”) tagging and implementation.

Total Fluid Solutions and Raider Chemical Corporation

On December 18, 2007, Wescorp Technologies Ltd, our wholly-owned subsidiary, executed and closed an Asset Purchase Agreement with FEP Services, Inc. (“FEP”), pursuant to which Wescorp Technologies acquired certain rights to three different water remediation technologies and assets that we used to create two new Strategic Business Units - Total Fluid Solutions Inc. and Raider Chemical Corporation. (The rights owned by Total Fluid Solutions, Inc. are for North America.) As noted above in the section on our SBU’s, the three technologies address remediating three separate contaminates in oilfield water as the result of the exploration for, and production of, oil and gas, in particular, solids and hydrocarbon.

In consideration for the acquisition of these assets and technologies, Wescorp Technologies assumed liabilities of approximately $240,000 and delivered to FEP (i) a two-year promissory note in the face amount of $2,665,000; (ii) 13,900,000 restricted shares of common stock of Wescorp Energy; and (iii) 470,143 shares of common stock of Oilsands Quest Inc. (“Oilsands”). Also in connection with the Asset Purchase Agreement, Wescorp Technologies entered into a license agreement with a third party and a consulting agreement with each of Messrs. Bowhay and McCaw to provide various consulting services. Under the consulting agreements, Wescorp Technologies agreed to pay consulting fees and deliver 100,000 restricted shares of Wescorp common stock to each of Messrs. Bowhay and McCaw.

Total Fluid Solutions

Our wholly-owned subsidiary, Total Fluid Solutions, owns a North American patent for certain oil-water separation technology. We are in the process of filing a provisional patent application for addional technology which we have developed in the same area. We also own all of the intellectual property rignts for a solids-oil separation technology that is not patented, but is held as a trade secret. With these technologies, we hope to be able to remediate two of the main contaminates (solids, hydrocarbon) in oilfield water as the result of exploration for, and production of, oil and gas.

The technology to remove solids from the oilfield water uses a proprietary, environmentally friendly, chemical process to separate drilling solids from the water and hydrocarbon mixtures, which are found in the water as a result of drilling the wells. The solids are cleaned to a standard that allows them to be used in construction. The technology to remove hydrocarbons from the oilfield water uses a patented aeration process that is expected to reduce the hydrocarbon content from the conventional 5,000 to 30,000 parts per million range to less than 100 parts per million. The third technology, to remove salt from the oilfield water, uses a low-energy process of flash distillation to separate the salts from the water.

We intend to use these technologies independently or in conjunction with each other or other water remediation technologies in order to address the critical water issues facing the oil and gas industry today.

Raider Chemical Corporation

Our wholly-owned subsidiary, Raider Chemical Corporation, designs and manufactures specialized chemicals used in the cementing and stimulation services area, within the oil and gas industry. Raider is currently making sales in Canada and is also evaluating possibly expanding operations into the US.

Investment in Synenco and Oilsands Quest

In early 2003, Wescorp acquired 170,000 shares of Synenco Energy, Inc. (“Synenco”), which at that time was a private tar-sands exploration company with undeveloped heavy oil and bitumen reserves in the Athabasca region of Northern Alberta, Canada. In November 2005, Synenco completed its initial public offering. Synenco stock now trades on the Toronto Stock Exchange under the symbol “SYN”.

On March 23, 2007, we exchanged the 170,000 shares of Synenco for 470,143 shares of Oilsands, a company publicly traded on the American Stock Exchange under the symbol “BQI”. At March 23, 2007, the closing share price of Oilsands was $4.00 representing a fair value of $1,880,572. On the same date, the closing share price of Synenco was approximately $10.13 (CAD $11.72) representing a fair value of $1,722,370. The closing share price of Oilsands as of December 18, 2007 was $4.21. As described below, effective December 18, 2007, the shares of Oilsands were transferred to FEP, a private Canadian company, as part of the consideration for the acquisition of the water technologies and businesses related to water remediation and purification. These technologies and businesses are held either by Total Fluid Solutions or Raider Chemical Corporation, both of which are wholly-owned subsidiaries of Wescorp.

Corporate History

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

OUR REVISED BUSINESS PLAN

Our goal is to realize enhanced capital appreciation for our stockholders by acquiring, developing, and commercializing technologies that are designed to improve the management, environmental and economic performance of field operations for energy producers. Although there can be no assurance of future success, our business plan is to invest primarily in companies or products where early stage product development has been completed, and to provide consulting services with respect to these systems and technologies. Early stage product development generally means any basic research surrounding a potential product or service and the development of working prototypes. This strategy may enable us to minimize risks associated with early stage start-ups and reduce both the time frame and amount of capital required for commercialization of proposed products, with the goal of maximizing any potential return to our stockholders. We will generally seek to acquire a controlling or majority equity position to fully participate in the target company’s strategic business plan and corporate governance. We will contribute our management’s business expertise to assist in the further development of the target company’s business and operations. We believe that a combination of our management’s business and technical skills in conjunction with the target’s technology development skills will maximize the probability of potential success. As this is a business plan in development, it is subject to modification and may be revised at any time.

In order to finance the operations in 2007, equity financing was arranged consisting of the following:

  The issuance of stock for consideration of $50,000;
  Cash received on the exercise of warrants for which shares were not yet issued in the amount of $97,476;
  The funds received for share subscriptions receivable in the amount of $85,000; and
  A $1,250,000 private placement for 2,500,000 units at a price of $0.50 per unit. Each unit includes one share of our common stock and a warrant to purchase a share of our common stock for $0.75 per share prior to the end of the 24 -month period following the closing. These shares were issued January 17, 2008.

In the year ended December 31, 2007, we also incurred the following debt to fund 2007 operations:

  $2,250,000 on the issuance of a convertible debenture;
  $364,343 from new notes payable;
  $399,520 on the issuance of a short-term non-convertible debenture; and

In the near future, we intend to raise additional capital by selling new equity, and incurring short-term and/or long-term debt to finance the following:

  The continued expansion of Flowstar operations within our current markets and into the United States;
  The continuing development, pilot plant fabrication and field-testing of the Ellycrack technology (see below);
  The business development and expansion of the newly acquired water remediation technologies (Total Fluid and Raider), as well as Navigator;
  The potential acquisition of possible new technologies and businesses related to our existing SBU’s, with the intent that they would add value to our overall business almost immediately upon closing; and
  Any negative cash flow resulting from operations.

Our current and future opportunities for success depend to a great extent on the continued employment of and performance by senior management and key personnel at potential target companies. As we continue to grow, the demands and skill sets of our senior management will change. As needed, new executives will be hired with the skill sets and experience required to enhance those areas which require specialized expertise. In addition, we will be seeking to add new directors to our board that bring significant industry knowledge and expertise in the fields we are expanding into, including the U.S. market for Flowstar, and the heavy oil upgrading market for Ellycrack.

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

2.	Continue to hire, train and retain key management within Wescorp, our subsidiaries and any target companies we may acquire.

3.

Continue to advance commercialization development programs to generate positive cash flow and earnings as soon as is practically possible – We are actively assessing value-added acquisition candidates at or near revenue generation that extend our reach into large high-growth and focused market segments.

4.

Maintain adequate financial resources – As noted above, we intend to raise additional capital in 2008 to fund planned expansion, technology development and acquisition initiatives being considered. We are currently qualifying investors and other sources of capital available to Wescorp to provide that funding as needed.

MANAGEMENT CHANGES

In March 2007, Wescorp appointed Mark Norris to the Board of Directors. Mr. Norris, a successful Edmonton businessman, has also completed a term in the Alberta Provincial Government Cabinet serving as Minister of Economic Development.

ACQUISITIONS

A. Acquisition and Business of Flowstar and Flowray

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

In consideration of the purchase of all the outstanding shares of Vasjar from its two shareholder entities (that each owned 50% of Vasjar’s outstanding shares), Wescorp issued shares (and will issue additional shares), all of which are required to be registered for resale upon delivery, to each of the two shareholders of Vasjar in equal amounts as follows:

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

Stage Two. On or before April 1, 2006, the Company was required to issue 800,000 additional shares based on sales achieved in the 2005 calendar year (400,000 shares to each shareholder).

Stage Three. On or before April 1, 2007, Wescorp was required to issue 800,000 additional shares based on sales achieved in the 2006 calendar year.

We were not able to deliver free-trading shares on April 1, 2005, and under the Vasjar purchase agreements we were required to pay an additional 48,000 Wescorp shares for each month that the shares were not delivered, covering the months April through September 2005. In September 2005, a third party acquired the interests of the former Vasjar shareholders in connection with the share delivery requirements of Tranche 2, Stage One. As a result, we owed shares under Tranche 2, Stage One to the third party.

On November 22, 2006, we entered into a letter agreement with the third party (the “Third Party Letter Agreement”), pursuant to which we agreed to pay the third party 1,000,000 shares of our common stock to fulfill the Tranche 2, Stage One debt requirements that the third party acquired from the former Vasjar shareholders. These shares were delivered to, and accepted by, the third party on November 22, 2006.

On April 1, 2006, we were not able to deliver free-trading shares called for under Tranche 2, Stage Two, and thus we were required to pay the former Vasjar shareholders an additional 80,000 Wescorp common shares for each month that the shares were not delivered. In February 2007, the third party acquired the interests of the former Vasjar shareholders in connection with the share delivery requirements of Tranche 2, Stage Two. As a result, the Company owed the shares under Tranche 2, Stage Two to a third party. By December 18, 2007, Wescorp issued 3,654,750 common shares to the third party.

If any of the Wescorp shares to be issued to the former Vasjar shareholders have not been delivered for a period of 182 days after the applicable due date, the former Vasjar shareholders may at their option terminate the share purchase agreements, without notice or prior opportunity to cure. The former Vasjar shareholders did not exercise these rights, and they sold to a third party their rights, including their rights to receive shares and/or penalty shares from the Company under both Stage One and Stage Two. We have also received a written waiver from the third party waiving and canceling any termination rights that the third party may have as a result of his purchase of certain rights under the Vasjar purchase agreements. In addition, we pledged to the former Vasjar shareholders all the Vasjar shares as security to guarantee Wescorp’s performance under the share purchase agreements.

Although the Registration Statement covering the shares became effective in January 2008, as of May 07, 2008, we had not delivered the Vasjar shares because we were involved in discussions with the former Vasjar shareholders concerning the possibility of reaching a mutually acceptable agreement regarding the number of free-trading shares for the Company to deliver under Tranche 2, Stage Three. Under the terms of the agreement, without taking into account the Company’s position that the number of shares should be smaller, the former Vasjar shareholders would be entitled to an additional 80,000 Wescorp common shares for each month that the shares are not delivered. Because we were unable to deliver these shares, plus the penalty shares, by October 1, 2007, the former Vasjar shareholders currently have the right to terminate their respective share purchase agreements with us. If they do so, we would no longer own Vasjar or its subsidiary, Quadra, including the intellectual property rights owned by Quadra.

With the completion of the acquisition of Vasjar, Wescorp owns, subject to Vasjar’s right to terminate the acquisition agreement, all the proprietary technology originally owned by Flowray (which was subsequently amalgamated with Flowstar) related to the DCR 900 system and other products.

Business of Flowstar and Flowray

Flowstar and Flowray were both incorporated in Alberta, Canada. Flowray developed a new system for measuring the flow of natural gas at the wellhead known as the Digital Chart Recorder, or DCR. The DCR system consists of a turbine -based flow measurement signal generating device, temperature and pressure probes, and a flow computer, which performs all of the corrected flow calculations for natural gas production and regulatory reporting. In 2003, this system received approval from the Canadian Standards Association (CSA) and also received independent verification of accuracy from Southwest Research Institute in Houston, Texas.

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

Prior to the December 31, 2004 amalgamation with Flowstar, Flowray transferred all of its intellectual property rights and technology to Quadra as discussed above. Flowstar now has the exclusive license to use the technology within Canada. With the Vasjar acquisition complete (subject to Vasjar’s right to terminate the acquisition agreement), Quadra is a wholly-owned subsidiary of Wescorp as well. The intellectual property assets include a U.S. provisional patent application filed on or about March 3, 2003 for the technology used in the DCR-900 system. Quadra also holds the intellectual property for liquid -based totalizers, and Windows™ -based gas flow calculation software, all of which Flowstar markets. Flowstar also markets a line of liquid turbines for which there is no intellectual property, as the patents expired long ago.

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

The Licensee has also been granted an irrevocable, exclusive license to use Flowstar’s technology related to differential pressure orifice plate system flow measurement in oil field production well testing. The license will permit the Licensee to manufacture, market, and sell flow measurement products, or sub-license or assign these rights, in markets other than turbine -based flow measurement. The term of this license will continue for the life of Flowstar’s patent. Flowstar also granted the Licensee a non-exclusive distributorship for the DCR product line.

Quadra has no other assets except for the intellectual property transferred to Quadra by Flowray. With the acquisition of Vasjar concluded (subject to Vasjar’s right to terminate the acquisition agreement), Wescorp, through its subsidiaries and the subsidiaries of its subsidiaries, now indirectly owns all the proprietary technology originally owned by Flowray related to the DCR 900 system and other products.

Management has determined that the recoverability of the carrying value of the technology is uncertain, and accordingly has recorded an impairment in the remaining carrying value of the technology.

B. Acquisition and Business of Ellycrack AS

Pursuant to a letter of intent dated February 10, 2004, Ellycrack AS (“Ellycrack”), of Florø, Norway, had granted Wescorp, or its subsidiary, options to acquire three separate exclusive territorial licenses in Canada, the United States and Mexico to make, use, copy, develop and exploit Ellycrack’s technology and intellectual property and to design, manufacture, market and sell products or systems derived from or utilizing Ellycrack’s technology or sublicense others to do the same in each territory.

However, on September 28, 2004, Ellycrack and the Company signed the MOU to form a 50% / 50% Joint Venture to make, use, copy, develop and exploit Ellycrack's technology and intellectual property and to design, manufacture, market and sell products or systems derived from or utilizing Ellycrack's technology or sublicense others to do the same on a world-wide basis.

The principal features of the MOU is to cancel the options to purchase licenses in Canada, the United States and Mexico and to replace it with an obligation to build and operate a pilot plant in Canada to determine the overall economics of the technology and subject to the viability of these economics, to market the technology on a worldwide basis. For further details see our Current Report on Form 8-K filed with the SEC on September 28, 2004.

In addition to our interest through the MOU described above, the Company has purchased an aggregate of 724,000 shares of Ellycrack representing approximately 13% of Ellycrack's outstanding shares.

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

In accordance with the MOU with Ellycrack, Wescorp has been working with Ellycrack on plans to develop a pilot plant. During the third quarter of 2005 we made various improvements to core technology within the Ellycrack process in order to optimize it for the pilot plant and subsequent commercial applications. As a result of those improvements, we scheduled tests for several major energy producers who have requested a demonstration of the Ellycrack process for possible consideration within their field operations as a commercial application. Those improvements and tests were very successful, resulting in a significant increase in the process’ upper limit of API upgrading. To date, we have hired a major engineering firm to prepare the design for a 50 to 200 barrel a day pilot plant utilizing the Ellycrack technology. This design was completed in the first quarter of 2006. We have also hired an engineer to act as project manager for pilot plant fabrication and to oversee Ellycrack related operations.

As a time saving measure, we have moved the VISCOSITOR test plant from the Norwegian site at Trondheim to Canada. The decision by Wescorp and Ellycrack A/S to move the test rig to Canada, as noted above, was made in order to automate it as an approximately 20-50 barrel-per-day pilot plant and “prove out” longer term operation. It is to be housed at a major Canadian research and development organization test facility with proximity to numerous potential clients. Canadian expertise in heavy oil upgrading is known to be world class. Testing and automation are scheduled to start in mid 2008, which will be overseen by a project engineer that Wescorp has hired.

As part of the agreement with the above mentioned research organization, a building to house the test rig has been designed and construction started. Completion of this building is scheduled for the second quarter of 2008. Reassembly of the test rig and upgrading to required Canadian electrical code was started at a major fabrication shop in Manitoba. Plans to convert the test rig into a continuous operation are being formulated.

C. Acquisition and Business of Strategic Decision Sciences USA Inc.

As described above, on September 11, 2007, we acquired SDS, a Houston-based engineering firm focused on providing process-driven consulting and services to help oil and gas operators improve the management, economics and environmental performance of field operations. As part of our acquisition of SDS, we acquired its NAVIGATOR Process Management Solution, a collaborative solution that manages the interactions of people, processes and equipment in complex oil and gas field operations. We believe that the Wescorp NAVIGATOR offers powerful, integrated, field operations capability that we intend to use to drive the development, commercialization and management of our client offerings. We also intend to make the Wescorp NAVIGATOR available to our clients to manage field complexities, especially in the areas of oil and gas flow measurement and metering, environmental remediation and compliance, enhanced oil recovery, unconventional oil and gas production, and field intelligence, including radio frequency identification (“RFID”) tagging and implementation.

SDS focuses on the operations level and is committed to assisting its clients to achieve operational excellence. SDS’s capabilities include:

Research
White/Position Papers
Market Studies (Multi-Client and Proprietary)
Workshop Facilitation
Assessment
Risk Analysis
Decisions Analysis
Feasibility Studies
Economic & Financial
Management Science
Stochastic Analysis
Real-Options
Project ROI

A number of applications for SDS’s solutions exist, such as:

  Supply Chain & Asset Management
  Optimization of Field Operations
  Customer Acquisition Processes
  Corporate Governance & Planning
  Risk Assessment & Portfolio Management
  Information Technology ROI Assessment
  Merger & Acquisition “Gaming”
  Human Resource Planning
  Negotiation Management

D. Acquisition of Intellectual Property and Other Assets from FEP Services Inc.; Business of Total Fluid Solutions and Raider Chemical Corporation

On December 18, 2007, the Company effectively completed an agreement to purchase assets and intellectual property from FEP. Under the terms of the agreement, our wholly-owned subsidiary, Wescorp Technologies, assumed liabilities of approximately CAD $240,000and delivered to FEP (i) a two-year promissory note in the face amount of CAD $2,665,000; (ii) 13,900,000 restricted shares of common stock of Wescorp Energy; and (iii) 470,143 shares of common stock of Oilsands at an agreed value of $2,192,277.. Also in connection with the Asset Purchase Agreement, Wescorp Technologies entered into a license agreement with a third party and a consulting agreement with each of Messrs. Bowhay and McCaw to provide various consulting services.

Total Fluid Solutions

Our wholly-owned subsidiary, Total Fluid Solutions, owns a North American patent for certain oil-water separation technology. We are in the process of filing a provisional patent application for addional technology which we have developed in the same area. We also own all of the intellectual property rignts for a solids-oil separation technology that is not patented, but is held as a trade secret. With these technologies, we hope to be able to remediate two of the main contaminates (solids, hydrocarbon) in oilfield water as the result of exploration for, and production of, oil and gas.

The technology to remove solids from the oilfield water uses a proprietary, environmentally friendly, chemical process to separate drilling solids from the water and hydrocarbon mixtures, which are found in the water as a result of drilling the wells. The solids are cleaned to a standard that allows them to be used in construction. The technology to remove hydrocarbons from the oilfield water uses a patented aeration process that is expected to reduce the hydrocarbon content from the conventional 5,000 to 30,000 parts per million range to less than 100 parts per million. The third technology, to remove salt from the oilfield water, uses a low-energy process of flash distillation to separate the salts from the water.

We intend to use these technologies independently or in conjunction with each other or other water remediation technologies in order to address the critical water issues facing the oil and gas industry today.

Raider Chemical Corporation

Our wholly-owned subsidiary, Raider Chemical Corporation, designs and manufactures specialized chemicals used in the cementing and stimulation services area, within the oil and gas industry. Raider is currently making sales in Canada and is also evaluating expanding into the US.

E. Synenco and Oilsands Quest

Terms of Acquisition of Shares of Synenco and Oilsands Quest

On June 9, 2003, the Company signed an option agreement allowing the Company to purchase 1,000,000 common shares of Synenco from PGN Holdings Inc., a shareholder of Synenco. Synenco is a company involved in the development of oil sands leases in the Athabasca Oil Sands area of northern Alberta, Canada. Under the terms of the option, the Company could acquire the Synenco shares upon payment of $3,700,000 by way of $2,815,000 in cash and $885,000 (at $0.30 per share) in Company stock. Prior to the expiration of the option on March 31, 2004, the Company paid $530,462 which resulted in the purchase of 170,000 shares of Synenco, at an effective cost of $3.12 per Synenco share. This transaction has been recorded as an investment on our consolidated balance sheet. Pursuant to the closing of its initial public offering on November 15, 2005, Synenco began trading on the Toronto Stock Exchange under the symbol “SYN” at an initial offering price of CAD $17.50 per share. The market price per Synenco share as of December 31, 2006 was CAD $14.31.

On March 23, 2007, we exchanged the 170,000 shares of Synenco for 470,143 shares of Oilsands, a company publicly traded on the American Stock Exchange under the symbol “BQI”. At March 23, 2007, the closing price of Oilsands was $4.00 per share, resulting in a total of $1,880,572, for the 470,143 shares being acquired. On the same date, the closing price of Synenco was approximately $10.13 (CAD $11.72) per share, resulting in a total of $1,722,370 for the 170,000 shares being sold in the exchange. The closing share price of Oilsands as of December 18, 2007 was $4.21. As described above, effective December 18, 2007, the shares of Oilsands were transferred to FEP, a private Canadian company, as part of the consideration for the acquisition of certain water technologies and businesses related to water remediation and purification.

PRODUCTS AND SERVICES

Our business plan consists of three fundamental elements:

1.

Invest primarily in companies or products where early stage product development has been completed (where early stage product development means any basic research surrounding a potential product or service and the development of working prototypes), and provide consulting services with respect to these technologies. This strategy is intended to avoid the risks associated with early stage startups, to reduce both the time frame and amount of capital required for commercialization of proposed products, and to increase the probability and amount of any potential return to our stockholders.

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

Based on our operations plan, we intend to offer DCR Series systems and related units for sale and service in the U.S., Canada and perhaps throughout the world. To that end, we hired a consultant in late 2005 to review our options regarding a further expansion of Flowstar within our current Canadian market, and in relation to the timing of our initial foray into the U.S. market. In connection with this review and our plans to expand, we have hired senior management to head up our U.S. expansion. The hiring of U.S. based consultants (and additional staff and employees during the last half of 2007), the incorporation of a wholly -owned U.S. subsidiary (“Flowstar Technologies (USA) Inc.”), and the opening of a U.S. office in Houston have been completed. It is anticipated that U.S. sales will start in 2008.

Also as part of our operations plan, we will continue to invest in research and development of our current and future product lines in order to remain competitive in markets we are targeting. We expect to make primary research and development investments to improve and enhance our existing Flowstar DCR-Series product line, including the final development and commercial release of our Flowstar Differential Pressure Cell module, to continue to improve the communications ability of the Flowstar line, and to further enhance the Ellycrack heavy-oil upgrading process and pilot plant. We probably also will incur some costs related to environmental compliance given our focus and activities within the oil and gas industry, which is highly regulated. We have not yet fully assessed what those costs may be or any operational impact that compliance may have on our business.

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

In 2004, we entered into the MOU with Ellycrack to agree to a 50/50 joint venture (JV). Since that time, both Ellycrack and Wescorp have been operating on the terms described in the MOU. The MOU (and the proposed joint venture agreement) will provide Wescorp a 50% interest in the worldwide rights to use and benefit from the commercial application of Ellycrack’s VISCOSITOR technology and intellectual property. As a time saving measure, we have moved the VISCOSITOR test plant from the Norwegian site at Trondheim to Canada where it will be situated at a major western Canadian research and development facility for additional testing concerning the technology and to establish the economics of the process.

The VISCOSITOR is a low energy (low cost) heavy oil upgrading process that is self sustained by fuel produced by the process itself. This technology primarily upgrades the quality of heavy oil by producing lighter, more valuable synthetic grades of crude oil which dramatically improves the economics of heavy-oil production and transportation projects. It also has various environmental benefits, is a low cost alternative for small and mid-sized heavy oil field production and provides enhanced economies of scale for larger heavy oil production and processing projects. All research and development for the VISCOSITOR was carried out in cooperation with Norway’s biggest research organization, Sintef Energy Research A/S at the Norwegian Institute of Technology in Trondheim, Norway. Subsequent improvements to enhance the process were contributed by Wescorp, Ellycrack and a major international engineering firm. Primary principals and benefits of this technology include, but are not limited to:

  converting kinetic energy to required temperatures at the molecular level to crack heavy oil – requires lower ambient temperature and atmospheric pressure to significantly reduce capital and energy costs;
  colliding atomized oil and active steam with fluidized sand at high velocity to crack oil without additional catalysts or hydrogenation – output remains stable and does not re-polymerize to retain value-added without further processing;
  regenerating coke by-product from cracking as the primary fuel for all unit operations – process requires very little energy input and generates significantly more energy than is required to potentially drive onsite electricity or steam co-generating capacity; and
  raising the API of processed oil from 6° to 28° in a single pass and over 30° with medium grade feedstock – raising significantly the value of processed oil and reducing heavy oil differentials of pricing relative to world benchmarks.

As part of the MOU with Ellycrack, Wescorp must pay for the design modifications, construction, and field testing of a pilot plant to be constructed in Canada. After that benchmark is achieved, all future costs associated with commercial applications of the VISCOSITOR technology will be shared equally by Wescorp and Ellycrack. During 2008, we expect to continue with our planned investment in developing this technology by the additional testing at a major western Canadian research and development facility. It is anticipated that final testing of the Viscositor will not be completed until the end of the first quarter of 2009 at the earliest.

On February 16, 2006, we announced that the engineering phase of the patented Ellycrack heavy oil upgrader pilot plant had been completed and would move immediately to construction of the plant in Canada. Final design contributions and engineering services were provided by a major international engineering firm with over 40 years of combined tar-sands, heavy oil and upgrader project experience.

In June 2006, a decision was made by Wescorp and Ellycrack to move the VISCOSITOR test rig to Canada in order to automate it as an approximately 20-50 barrel-per-day pilot plant and “prove out” longer term operations. Pilot plant fabrication will be overseen by the Ellycrack joint-venture project manager, Ed Mierzewski.

Completion of this engineering stage is the direct result of having undertaken an extended period of testing through the latter half of 2005, which resulted in design modifications that allowed us to significantly improve the upgrading capabilities of the Ellycrack process as outlined above. The extended design and testing period allowed us to enhance the process to where it can now upgrade heavy oil to over 30° API. That enhanced upgrading capacity has in turn also expanded the scope of commercial applications being considered for the process which we demonstrated for several major energy producers in that testing period, with particular attention paid to demonstrating:

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

Total Fluid Solutions

Our wholly-owned subsidiary, Total Fluid Solutions, owns a North American patent for certain oil-water separation technology. We are in the process of filing a provisional patent application for addional technology which we have developed in the same area. We also own all of the intellectual property rignts for a solids-oil separation technology that is not patented, but is held as a trade secret. With these technologies, we hope to be able to remediate two of the main contaminates (solids, hydrocarbon) in oilfield water as the result of exploration for, and production of, oil and gas.

The technology to remove solids from the oilfield water uses a proprietary, environmentally friendly, chemical process to separate drilling solids from the water and hydrocarbon mixtures, which are found in the water as a result of drilling the wells. The solids are cleaned to a standard that allows them to be used in construction. The technology to remove hydrocarbons from the oilfield water uses a patented aeration process that is expected to reduce the hydrocarbon content from the conventional 5,000 to 30,000 parts per million range to less than 100 parts per million. The third technology, to remove salt from the oilfield water, uses a low-energy process of flash distillation to separate the salts from the water.

We intend to use these technologies independently or in conjunction with each other or other water remediation technologies in order to address the critical water issues facing the oil and gas industry today.

Raider Chemical Corporation

Our wholly-owned subsidiary, Raider Chemical Corporation, designs and manufactures specialized chemicals used in the cementing and stimulation services area, within the oil and gas industry. Raider is currently making sales in Canada and is also evaluating expanding into the US.

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

2.

Barton Instrument Systems –has developed devices for the measurement of pressure, flow, temperature and level. Its solution is targeted at a broad spectrum of applications including oil and gas production and pipelines.

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

5.

Zed.i Solutions –offers a comprehensive start-to-finish but closed architecture solution for collecting and delivering well measurement data from the well head through to the end user. Its package also includes a monthly service fee.

6.	Thermo Electron Corporation – developed a system similar to Zed.i Solutions with units that are capable of capturing data and transmitting it over networks to the end user.

7.	Global Flow – provides bundled or stand-alone monitoring solutions through their main business units (Testing and Optimization, Fabrication and Technical Services).

8.

RTS Services Inc. – notes that it endeavors to be a leader in supplying well monitoring and production information management technologies. The company also offers a full solution SCADA package which can be customized to suit most situations, allowing clients to have a complete solution from software to equipment.

9.	Bentek Systems – Bentek notes it is focused on providing the design and manufacture of innovative wireless SCADA and telemetry solutions.

10.

Silversmith, Inc. – this company provides both software and hardware solutions that collect data & allow control at remote locations, using low power radio communication & a patent pending communications system allowing monitoring of multiple well sites.

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

We are continually analyzing opportunities available for Ellycrack. This in turn will be affected by the market cost to extract and deliver upgraded heavy oil versus the market prices for equivalent oils at that time. This price differential will in turn affect the competitiveness of the Ellycrack technology and impact our business model for the introduction of the technology. Despite those variables and given the sheer size of the heavy oil upgrading market, which is estimated to be in excess of 7.5 trillion barrels of proved reserves, we feel that the VISCOSITOR technology will enjoy a significant competitive advantage over various large centralized upgrading facilities and over various field upgrader technologies that are slowly emerging to process that heavy oil.

Primary centralized and field-level upgrader technology providers include:

1.

OPTI Canada – providing a large centralized 2-stage upgrader facility in Northern Alberta which features solvent deasphalting then gasification to produce hydrogen for a secondary hydrogenation system to process heavy oil. Our analysis of the economics of this processing approach shows that it could be unfavorable compared to other strategies at high oil prices.

2.

Ivanhoe Energy – providing a 1 stage upgrader technology that has been adapted from a proprietary biomass processing technology for use in the hydrocarbon processing industry. This is a short contact time heat process modeled after conventional fluid catalytic cracking technology. This technology is the most similar to the Ellycrack technology. We believe there are certain advantages to the Ellycrack approach that must be weighed out comparatively.

3.

Sulphco Energy – providing a lower-energy 1-stage field-upgrader/refinery-level desulphurization technology based on using ultrasound waves to remove sulfur from oil. Management believes that the removal of sulphur from oil produces only a relatively small upgrading effect.

4.

GENOIL – providing a proprietary 1-stage hydro-conversion technology (requires hydrogen manufacture) to process heavy oil into lighter ends. Management believes that the requirement for a hydrogen supply restricts the application of this technology to more developed locales, away from rural and northern oil sands regions.

5.

BA Energy – providing a large 2-stage heavy oil upgrading facility in Northern Alberta based on proprietary technologies. Will use solvent deasphalting, and then pyrolysis with limestone to control sulfur emissions. Our analysis of the economics of this processing approach shows that it could be unfavorable compared to other strategies at high oil prices.

6.

ETX Systems – ETX provides a “cross flow” fluidized coker that apparently shows an approximate 6% improved conversion and 40% in reduced capital costs at current coker and delayed coker scales. Management believes the market for this technology would be at larger installations.

There can be no assurance that we will be successful in meeting any competition for any new future products or services we may acquire or develop, or that we can successfully differentiate our products and services.

EMPLOYEES

As of April 2, 2008, we had twenty-three full-time and two part-time employees plus our executive officers (Mr. Doug Biles, our President and CEO, Mr. Terry Mereniuk, our CFO, and Dr Scott. Shemwell, our COO).

INTELLECTUAL PROPERTY

Wescorp has acquired intellectual property that is currently held by Quadra, which is the wholly-owned subsidiary of Wescorp's wholly-owned subsidiary, Vasjar. Quadra’s intellectual property includes a United States patent filed by Flowray for a digital gas flow measurement and recording device.

Given the nature of our business plan, it is likely that any potential target companies will directly hold intellectual property, which may consist of patents, licenses, copyright, industrial designs, drawings or other proprietary rights to the product or service.

We expect research and development to be a significant expense item for both Flowstar and Ellycrack. Through December 31, 2007, the Company had spent approximately $427,000 on research and development for Flowstar, approximately $5,800,000 for Ellycrack, and $57,000 for Total Fluid. In addition during the year ended December 31, 2007, Wescorp acquired in process research and development from SDS for which it paid $800,000 in the form of Wescorp stock, and from FEP for which it paid approximately $10,169,000 in the form of Wescorp stock, stock in another company and promissory notes.

Our wholly-owned subsidiary, Total Fluid Solutions, owns a North American patent for certain oil-water separation technology. We are in the process of filing a provisional patent application for addional technology which we have developed in the same area. We also own all of the intellectual property rignts for a solids-oil separation technology that is not patented, but is held as a trade secret.We intend to use these technologies independently or in conjunction with each other or other water remediation technologies in order to address the critical water issues facing the oil and gas industry today.

Our wholly-owned subsidiary, Raider Chemical Corporation, designs and manufactures specialized chemicals used in the cementing and stimulation services area, within the oil and gas industry. It does not own or use any proprietary technology in its processes. However, it does possess a formula for the manufacture of the primary chemical product that it sells. This formula is a trade secret and is not patented.

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

We are subject to certain labor, environmental and safety regulatory matters related to the businesses operated by Total Fluid Solutions, Raider Chemical Corporation and Wescorp Enginering due to the various legal and regulatory guidelines affecting the sale and service of oil and gas products and services in the U.S., Canada, and elsewhere. As the new subsidiaries involve extensive field operations, our personnel will be subject to standardized safety regulations.

In addition, any other potential acquisition of a target company or interest in a target in the oil and gas industry or in any related industry will be subject to the same and possibly additional rules and regulations.

The Raider Chemical business involves mixing various chemicals to make up their finished product that is sold. The costs of installing a venting, air sensor and an air make-up unit was quoted at approximately $40,000.

RISK FACTORS

You should carefully consider each of the following risk factors and all of the other information provided in this prospectus and attached hereto before purchasing our common stock. The risks described below are those we currently believe may materially affect us. Our future development is and will continue to be dependent upon a number of factors. You should carefully consider the following information, as well as the more detailed information concerning our Company contained elsewhere in this prospectus, before making any investment. An investment in our common stock involves a high degree of risk, and should be considered only by persons who can afford to lose the entire amount of their investment.

The Raider Chemical business involves mixing various chemicals to make up their finished product that is sold. It is possible that their could be a mix-up of the chemicals, and it is further possible that these chemicals could be flammable or hazardous or otherwise dangerous. However, Management feels that the risk of this is negligible, given the nature of the chemicals used. It is further mitigated by the experience of the staff, and the safety procedures implemented.

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

We commenced our current operations in 2004 and have incurred losses before and after we began our operations. Our current cash flows alone are insufficient to fund our business plan, necessitating further growth and funding for implementation. We may be unable to achieve the needed growth to attain profitability and may fail to obtain the funding that we need when it is required. An investment in our securities is subject to all of the risks involved in a newly established business venture, including unanticipated problems, delays, expenses and other difficulties. The further development of our business plan will require substantial capital expenditures. Our future financial results will depend primarily on our ability to locate profitable assets and business opportunities, which in turn will be dependent on our ability to manage those activities profitably, on the market for our products and on general economic conditions. There can be no assurance that we will achieve or sustain profitability or positive cash flows from our operating activities.

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

Under our share purchase agreements with the two former shareholders of Vasjar, on each of April 1, 2005, April 1, 2006 and April 1, 2007, we are required to deliver shares of our common stock that have been registered for resale under the Securities Act to each of the former Vasjar shareholders. If these shares have not been delivered to the former shareholders of Vasjar within 182 days after the due date (which is October 1 of each period), the former shareholders may at their option terminate their respective share purchase agreements with us, without notice or prior opportunity to cure.

The former Vasjar shareholders did not exercise these rights, and they sold to a third party their rights, including their rights to receive shares and/or penalty shares from the Company under both Stage One and Stage Two. We have also received a written waiver from the third party waiving and canceling any termination rights the third party may have as a result of his purchase of certain rights under the Vasjar purchase agreements. In addition, we pledged to the former Vasjar shareholders all the Vasjar shares as security to guarantee Wescorp’s performance under the share purchase agreements.

Although the Registration Statement covering the shares became effective in January 2008, as of May 07, 2008, we had not delivered the Vasjar shares because we were involved in discussions with the former Vasjar shareholders concerning the possibility of reaching a mutually acceptable agreement regarding the number of free-trading shares for the Company to deliver under Tranche 2, Stage Three. Under the terms of the agreement, without taking into account the Company’s position that the number of shares should be smaller, the former Vasjar shareholders would be entitled to an additional 80,000 Wescorp common shares for each month that the shares are not delivered. Because we were unable to deliver these shares, plus the penalty shares, by October 1, 2007, the former Vasjar shareholders currently have the right to terminate their respective share purchase agreements with us. If they do so, we would no longer own Vasjar or its subsidiary, Quadra, including the intellectual property rights owned by Quadra.

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

The market for flow metering devices, heavy-oil upgrading technology, chemical sales and water remediation technology is expected to remain highly competitive. While we believe our products are unique and have adequate patent protection for the underlying technologies, or unique trade secrets, there can be no assurance that competitors will not emerge in the near to medium term with comparable products or technologies. There are a number of large companies involved in gas flow metering, heavy oil upgrading technology, chemical sales and water remediation with larger more established sales and marketing organizations, technical staff and financial resources. We intend to establish marketing and distribution partnerships or alliances with several of these companies but there can be no assurance that such alliances will be formed.

We primarily sell products and services to companies in energy or energy-related industries, which tend to be extremely cyclical; downturns in those industries would adversely affect our results of operations.

The growth and profitability of our business depends primarily on sales to energy and energy-related industries that are subject to cyclical downturns. Slowdowns in these industries would adversely affect sales by our businesses, which in turn would adversely affect our revenues and results of operations. In particular, our products are primarily sold into the oil and gas industry that historically has realized significant shifts in activity and spending due to fluctuations in commodity prices. Our revenues are primarily dependant upon spending by oil and gas producers; therefore a reduction in spending by producers can have a materially adverse effect on our business, financial conditions, and results of operations.

The industries in which we primarily sell our products are heavily regulated and costs associated with such regulation could reduce our profitability.

Federal, state, and local authorities extensively regulate the oil and gas industry, which is the primary industry in which we sell our products and offer our services. Legislation and regulations affecting the industry are under constant review for amendment or expansion. State and local authorities regulate various aspects of oil and gas drilling and production activities that ultimately affect how customers use our products and how we develop and market our products. The overall regulatory burden on the industry increases the cost of doing business, which, in turn, decreases profitability.

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

Changes to taxation and royalty guidelines

Should local and regional governments change the way they tax or otherwise levy charges on the extraction of natural resources, or the tax on profits from business involving natural resources, this could affect the overall level of activity in the industry, and consequently affect Wescorp’s revenues and profits.

Changes may occur with local government energy regulations

Should local governments change the laws or regulations that govern how natural resources are measured and accounted for, this could cause our technology to become out of compliance for use in its intended market. Product upgrades, engineering and redesign may be required to become compliant again.

Changes to national electrical standards for the US and Canada could change.

Should the electrical standards in the US and Canada change, it could cause our technology to become out of compliance for use in its intended market. Product upgrades, engineering and redesign may be required to become compliant again.

Risks related to our common stock.

Our common stock is illiquid, so investors may not be able to sell any significant number of shares of our stock at prevailing market prices.

The average daily trading volume of our common stock was approximately 109,000 shares per day over the 90-day period ended April 25, 2008. If limited trading in our stock continues, it may be difficult for investors to sell their shares in the public market at any given time at prevailing prices.

As of December 31, 2007, approximately 23,926,000 shares of common stock that are currently outstanding are considered “restricted securities” as that term is defined under the Securities Act of 1933, as amended, or the Securities Act. Though not currently registered, these restricted securities may be sold in the future, in compliance with Rule 144 promulgated under the Securities Act or pursuant to a future registration statement. Rule 144 provides that a person holding restricted securities for a period of one year or more may sell those securities in accordance with the volume limitations and other conditions of the rule. Sales made pursuant to Rule 144, or pursuant to a registration statement filed under the Securities Act, could result in significant downward pressure on the market price for our common stock.

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

Our common stock is subject to additional disclosure requirements for penny stocks mandated by the Penny Stock Reform Act of 1990. The Securities and Exchange Commission (the “SEC”) regulations generally define a penny stock to be an equity security that is not traded on a national market and has a market price of less than $5.00 per share. Depending upon our stock price, we may be included within the SEC Rule 3a51-1 definition of a penny stock and have our common stock considered to be a “penny stock,” with trading of our common stock covered by Rule 15g-9 promulgated under the Securities Exchange Act of 1934, as amended. Under this rule, broker-dealers who recommend such securities to persons other than established customers and accredited investors must make a special written disclosure to, and suitability determination for, the purchaser and receive the purchaser’s written agreement to a transaction prior to a sale. The regulations on penny stocks limit the ability of broker-dealers to sell our common stock and thus may also limit the ability of purchasers of our common stock to sell their securities in the secondary market. Our common stock will not be considered a “penny stock” if our net tangible assets exceed $2,000,000 or our average revenue is at least $6,000,000 for the previous three years.

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

ITEM 2. DESCRIPTION OF PROPERTY

Principal Business Offices

Our offices are located at 8711 – 50th Avenue, Edmonton, Alberta, Canada T6E 5H4, at 770 - 435 - 4th Avenue SW, Calgary, Alberta, Canada T2P 3A8 and at 10801 Hammerly Blvd., Suite 118, Houston, Texas. In our Edmonton office, we occupy approximately 7,756 square feet of office space on a term expiring November 2012 at a monthly rent of approximately $8,702 (CAD $8,762). The Calgary office consists of 2,204 square feet on a term expiring June 30, 2011 at a monthly rent of approximately $6,039 (CAD $6,081). The Houston office consists of 2,204 square feet on a term expiring March 31, 2011 at a monthly rent of $1,900. We also occupy approximately 10,800 square feet of manufacturing and warehouse space in Calgary, Alberta, Canada on a term expiring August 2014 at a monthly rent of approximately $9,400 (CAD $9,293) per month.

As we proceed with the further implementation of our business plan, additional commercial lease arrangements may be required.

Plant and equipment consists primarily of assets required to operate the businesses of Flowstar, Total Fluid, and Raider. These assets include automotive equipment, office equipment, tools, furniture and fixtures, leasehold improvements and computer hardware and software. These assets are in sufficient condition for the purposes for which they are used. We only have computer hardware and software required for the operation of our offices.

ITEM 3. LEGAL PROCEEDINGS

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No stockholders’ meetings were held in 2007.

PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

On December 29, 2000, our common shares began trading on the NASD Over-the~~-~~Counter Bulletin Board (“OTCBB”) under the symbol UNQB. In March 2001, our trading symbol changed to CDHI as a result of our corporate name change to CTI Diversified Holdings, Inc. Effective December 22, 2003, our trading symbol changed to “WSCE” when we adopted the name “Wescorp Energy Inc.”. The following table sets forth the high and low bid prices for our common stock as reported by the OTCBB for each of the fiscal quarters in 2006 and 2007.

	OTCBB
	High (1)	Low(1)	Close(1)	Volume
2006
First Quarter	$1.13	$0.65	$0.68	10,963,785
Second Quarter	$0.75	$0.38	$0.50	11,293,526
Third Quarter	$0.66	$0.40	$0.58	6,843,709
Fourth Quarter	$0.60	$0.39	$0.44	7,248,875
2007
First Quarter	$0.48	$0.35	$0.44	6,917,368
Second Quarter	$0.52	$0.37	$0.46	8,781,418
Third Quarter	$0.51	$0.36	$0.46	6,402,205
Fourth Quarter	$0.49	$0.37	$0.44	6,565,928

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

At May 12, 2008, there were 77,863,222 common shares outstanding. At May 12, 2008, there were approximately 1,600 holders of record of our common stock.

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

On January 22, 2007, upon the exercise of previously outstanding warrants at $0.25 per share, we issued 200,000 shares of common stock for total proceeds of $50,000. The warrants originally were issued as part of a private placement to accredited investors outside the United States in reliance upon an exemption from registration under Regulation S of the Securities Act of 1933, as amended (the “Securities Act”).

On February 23, 2007, in connection with an agreement with OKKO International Inc., we issued 321,059 shares of common stock to settle an outstanding liability. The shares were issued to a single non-U.S. resident, who is also an accredited investor, in reliance upon the exemption from registration under Regulation S of the Securities Act.

On June 22, 2007, upon the exercise of previously outstanding warrants at $0.35 per share, we issued 570,000 shares of common stock for total proceeds of $199,500. The warrants originally were issued as part of a private placement to accredited investors outside the United States in reliance upon an exemption from registration under Regulation S of the Securities Act.

On June 22, 2007, pursuant to the terms of a cashless warrant, we issued 73,780 shares of common stock. The warrants originally were issued as part of a private placement to accredited investors outside the United States in reliance upon an exemption from registration under Regulation S of the Securities Act.

On June 22, 2007, we issued 250,000 shares of common stock for total proceeds of $120,000. These shares were issued for directors’ fees at a value of $0.48 per share. The shares were issued to the directors as accredited investors through private transactions under Section 4(2) and Regulation D of the Securities Act.

On June 22, 2007, we issued 20,000 units of unregistered common stock, for $0.50 per unit, for total proceeds of $10,000. These units were issued pursuant to a private offering closed on December 14, 2006, under Regulation D of the Securities Act pursuant to which we sold 7,944,150 units of unregistered common stock, for $0.50 per unit, for total proceeds of $3,972,075. Each unit consists of one share of common stock and one common stock warrant. One warrant entitles the holder to purchase one additional common share at a price of $0.75 per share at any time until the close of business on December 14, 2008. After six months from the date of issue, the warrants shall be deemed exercised, in accordance with their terms, if at any time prior to their expiry the weighted average trading price of the Company's common shares as traded on the NASD OTC Bulletin Board for the previous ten (10) trading days is at least $1.50 per share. In the event that the aggregate exercise price for the warrants is not tendered to us within 30 days of their deemed exercise, at our option, such warrants will be deemed cancelled.

We agreed to file a registration statement within 45 days after the final closing in order to register for resale both the shares and the shares issuable upon exercise of the warrants. We were unable to comply with the requirement to file the registration statement within the required time frame and have incurred a 10% penalty with respect to this registration. On June 22, 2007, we issued 849,677 units of unregistered common stock, for $0.50 per unit, for total proceeds of $424,839 pursuant to this requirement. All of the foregoing units were issued either to non-U.S. residents or companies outside the United States in reliance upon the exemption from registration under Regulation S of the Securities Act, or to “accredited investors” as defined in Rule 501 of the Securities Act in reliance upon an exemption from registration under Regulation D of the Securities Act. These issuances qualified for exemption from registration because (i) the units were purchased by accredited or foreign investors only; (ii) we did not engage in any general solicitation or advertising to market the securities; (iii) each purchaser was provided the opportunity to ask questions and receive answers from us regarding the offering; and (iv) the purchasers received “restricted securities.”

In conjunction with the private placement closed on December 14, 2006, we paid a 10% commission in the form of 796,274 units that have the same terms and conditions as the private placement. On June 22, 2007, we issued 532,624 units of unregistered common stock, for $0.50 per unit, for total proceeds of $266,312 in relation to this commission. All of the foregoing units were issued either to non-U.S. residents or companies outside the United States in reliance upon the exemption from registration under Regulation S of the Securities Act, or to “accredited investors” as defined in Rule 501 of the Securities Act in reliance upon an exemption from registration under Regulation D of the Securities Act. These issuances qualified for exemption from registration because (i) the units were purchased by accredited or foreign investors only; (ii) we did not engage in any general solicitation or advertising to market the securities; (iii) each purchaser was provided the opportunity to ask questions and receive answers from us regarding the offering; and (iv) the purchasers received “restricted securities.”

On September 10, 2007, we received funds for 2,500,000 units, at a price of $0.50 per unit, for total proceeds of $1,250,000. These units we issued pursuant to a private offering under Regulation S of the Securities Act. Each unit consists of one share of common stock and a warrant to purchase one share of common stock at a price of $1.75 any time until the close of business of September 10, 2010. These units were issued on January 18, 2008. These units were issued to a non-U.S. resident outside the United States in reliance upon the exemption from registration under Regulation S of the Securities Act. This issuance qualified for exemption from registration because (i) the units were purchased by an accredited foreign investor only; (ii) we did not engage in any general solicitation or advertising to market the securities; (iii) the purchaser was provided the opportunity to ask questions and receive answers from us regarding the offering; and (iv) the purchaser received “restricted securities.”

In connection with a consulting agreement executed on September 19, 2007, we issued 100,000 shares of Wescorp restricted common stock to Mr. Cowper, a director of the Corporation. These shares were issued in reliance upon the exemption from registration under Regulation D of the Securities Act as Mr. Cowper is considered an “accredited investor” as defined in Rule 501 of the Securities Act. This issuance qualified for exemption from registration because (i) the securities were issued to an accredited investor only; (ii) we did not engage in any general solicitation or advertising to market the securities; and (iii) Mr. Cowper received “restricted securities.”

In connection with the merger of SDS into Wescorp, we issued 2,000,000 shares of Wescorp restricted common stock to Dr. Shemwell, our Chief Operating Officer. These shares were issued in reliance upon the exemption from registration under Regulation D of the Securities Act as Dr. Shemwell is considered an “accredited investor” as defined in Rule 501 of the Securities Act. This issuance qualified for exemption from registration because (i) the securities were issued to an accredited investor only; (ii) we did not engage in any general solicitation or advertising to market the securities; and (iii) Dr. Shemwell received “restricted securities.”

In connection with the acquisition of certain assets and business units from FEP, we issued an aggregate of 13,900,000 shares of Wescorp restricted common stock to FEP These shares were issued to non-U.S. residents outside the United States in reliance upon the exemption from registration under Regulation S of the Securities Act. We did not engage in any general solicitation or advertising to market the securities, the recipients were provided the opportunity to ask questions and receive answers regarding Wescorp, and the recipients received “restricted securities.”

Unless otherwise indicated, no commissions were paid for these transactions.

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this Form 10-KSB. This discussion contains forward-looking statements reflecting our current expectations and estimates and assumptions concerning events and financial trends that may affect our future operating results or financial position. Actual results and the timing of events may differ materially from those contained in these forward-looking statements due to a number of factors, including those discussed in the “Forward-Looking Statements” set forth above.

Overview

We are an oil and gas operations solution and engineering company committed to acquiring, developing~~,~~ and commercializing technologies that are designed to improve the management, environmental~~,~~ and economic performance of field operations for oil and gas producers and to provide solutions to help them overcome the tough operational challenges they face. To this end, our primary business strategy is to acquire, fund and develop new systems and technologies in our field through investments in companies or products for which early stage product development has been completed, and to provide consulting services with respect to these systems and technologies. We prefer investments for which we can control the intellectual property of technologies that have emerged from research and initial development and are essentially market-ready. We also acquire companies with one or more technology products being developed that can benefit from the financial, technical~~,~~ and business development experience of our management to bring those products to market in a meaningful manner after they have been fully developed. Among other strategies, we may attempt to license or form third-party commercial partnerships based on these acquired technologies.

In short, our goal is to generate enhanced capital appreciation for our shareholders by continuing to acquire, develop~~,~~ and commercialize timely effective product solutions or strategic investment opportunities for energy-related applications that generate real returns with above-average cash flow and margins. To this end, we currently operate through five Strategic Business Units, or SBUs, including; (i) our subsidiary, Flowstar; (ii) our arrangement with Ellycrack; (iii) our Wescorp Navigator; (iv) our subsidiary Total Fluid Solutions Inc. (“Total Fluid”); and (v) our subsidiary Raider Chemical Corporation (“Raider”). A short synopsis of each business unit and our recent business activities follows.

Company Background

In 2004 and 2005, the Company recorded its first operating revenue from the acquired operating businesses of Flowstar Technologies Inc., Flowray and their affiliated companies.

Up until December 31, 2007, our sole source of revenue is from our subsidiary, Flowstar Technologies Inc., which produces advanced natural gas and gas liquids measurement devices based on a proprietary Digital Chart Recorder (DCR) and advanced turbine measurement technology. Flowstar DCR-based devices are self-contained, energy-efficient flow computers with turndown ratios of 40:1 or more for more precise flow measurements and volume calculations that are installed directly to the well-head. Currently, these products carry a one-year warranty and have no right of return. There is no price protection plan in place. During the year ended December 31, 2007, Flowstar sold approximately 22% fewer DCR units than the year ended December 31, 2006, while the average selling price per unit decreased by about 19%.

Effective January 2008, Wescorp will be earning revenue from the sale of oilfield chemicals and related products from its Raider Chemical Corporation business unit. In addition, commencing near the end of the first quarter of 2008, the Company will start to earn revenues from the Strategic Decision Sciences business unit. It is anticipated the Total Fluid business unit will not commence generating revenue until the third quarter of 2008.

Plan of Operation for the Next Twelve Months

Although our Flowstar division enjoyed encouraging sales growth through 2006, results for 2007 showed a slight decline in revenue. The Company as a whole has yet to reach profitability, and we experienced negative cash flows during the year ended December 31, 2007. If we continue to experience negative cash flows, then we will have to continue to fund our operations by the issuance of new equity and/or the assumption of debt. There is no assurance that we will be able to obtain the needed funding at a reasonable cost – or at all.

Cash will be required to fund the purchase of sufficient inventory to meet projected sales figures and to finance trade accounts receivable that will result from those sales. Consequently, forecasting our total cash requirement is difficult at this time due to the contingent nature of the timing and volume of sales we expect over that same period. In the near future, we intend to raise additional capital by selling new equity, or incurring short-term debt to finance:

  The continued expansion of Flowstar operations within our current markets and into the United States;
  The continuing development, pilot plant fabrication and field-testing of the Ellycrack technology (see below);
  The development and expansion of services and solutions (including funding working capital) we provide clients through the Wescorp NAVIGATOR acquired through our recent purchase of SDS;
  The development and expansion of services and solutions (including funding working capital) we provide clients through the Total Fluid and Raider Chemical Corporation business units;
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

1.

Continue to improve, upgrade, and expand business infrastructure supporting operations – We have completed our evaluation of Enterprise Resource Planning (ERP) software and selected a vendor. Initial implementation commenced in the last quarter of 2007, and is expected to be completed later in 2008. We expect this initiative will improve the quality of information available to management and staff.

2.

Continue to hire, train and retain key management within Wescorp, our subsidiaries and any target companies we may acquire – We intend to continue to actively recruit personnel for key executive positions within Flowstar and Wescorp.

3.

Continue to advance commercialization development programs to generate positive cash flow and earnings as soon as is practically possible – We are actively assessing value-added acquisition candidates at or near revenue generation that extend our reach into large high-growth and focused market segments. We are also accelerating commercialization of our Ellycrack joint venture and technology and have negotiated an agreement with Ellycrack A/S that has allowed the transfer of the VISCOSITOR test-rig from Norway to Canada.

4.

Maintain adequate financial resources –We intend to raise additional capital in 2008 to fund the planned expansion of our sales for all of our business units. We are currently evaluating sources of capital that might be available to us for funding as needed. Our current and future opportunities for success depend to a great extent on the continued employment of and performance by senior management and key personnel in our existing operations and at potential target companies.

5.

In the first quarter of 2007, Flowstar hired an additional technical sales professional to support vertical markets. Plans for 2008 include the expansion of our direct sales force and expansion of our services network particularly into the US Market.

Despite the downturn in the natural gas market and the decrease in sales generated by our Flowstar product line in 2007, we think that the downturn in the price of natural gas is a temporary situation. Many observers believe that natural gas is trading at the lower end of its range and that demand in 2008 will increase as the northern hemisphere winter approaches. Once natural gas prices recover, we believe that Flowstar sales also will increase. We also intend to seek alternative product offerings that are not as susceptible to market fluctuations in the price of natural gas.

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

In an effort to reduce the impact that downturns in natural gas prices have on sales of gas measurement devices, Flowstar plans to diversify and expand its product line for 2008 as follows:

  By working with our suppliers, we have brought our customers several new flow computers from several other manufactures. These new flow meters allow us to supply or retrofit to differential pressure sensing units as well as turbine sensing units. We continue to work with our communication partners and are reviewing many products
  Focusing on providing end to end solutions and incorporating Navigator gas solutions
  By continuing to improve our operational infrastructure we are able to expand service offerings. We are now managing more of the field implementation and commissioning process
  We are working with select customers to provide a leasing solution that will assist them in implementing new technologies within their existing budgetary constraints

We are aware of the many challenges that most of our customers, along with their service providers and contractors, are having. We continue to be in communications with existing and potential customers and are taking a proactive approach on providing them with cost effective total solutions. This includes providing customers with products that are “turn key” in nature thus helping them decrease installation costs.

During the third quarter of 2007, we found a new application for our DCR product line within the regional public utilities market. In this market the measurement of natural gas entering the system and being distributed out of the system should be nearly identical. As the amount of natural gas flowing through the system varies a great deal during different seasons it is critical that the measurement device being used has the ability to accurately measure across a wide range of pressure readings throughout the various distribution points. It has been found that our DCR and turbine based system works very well in this type of application. In addition, we have tied in the wireless communications package described above into this application to provide even greater value to our customers.

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

The building to house the VISCOSITOR is complete but is still awaiting the installation of a propane tank and electrical utilities will have to be connected before testing can commence. Water drainage options for the facility have been assessed and a purge of the building’s sump is required. A 480V transformer for our electrical steam generator was installed but not connected.

In September, 2007, the Manitoba construction work was completed and the VISCOSITOR has been shipped to the Heavy Oil Research Facility where it was unloaded into the building. Once in the building, size and access requirements for the VISCOSITOR in relation to building facilities were examined in order to determine the best positioning within the building. Layout drawings have been constructed and the VISCOSITOR has been now been repositioned in order to start the process of reassembly and connecting utilities for its operation. A purge system for the control room’s HVAC has been designed and components procured but still need to be installed.

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

In October 2006, we entered into an agreement with a Canadian research and development organization to provide facilities and other resources necessary to test the Ellycrack pilot plant under long term usage. These tests are necessary in order to determine the potential commercial feasibility of this process and what, if any, modifications will be required to the design of a commercially viable plant. Under the terms of this agreement, we are required to pay a minimum fee of approximately $17,400 (CAD $18,500) per month commencing September 2007 for the provision of technical and research assistance and related services as well as facility rental for a period of twenty-four months. Upon signing the agreement, the Company paid a deposit in the amount of approximately $162,900 (CAD $180,000).

We have been approved to receive a grant administered by a Canadian Federal government agency. Under the terms of the agreement, we may receive up to approximately $288,000 (CAD $290,000) for costs incurred and paid in direct performance of testing of the pilot plant as described above. To date, we have received approximately $86,400 (CAD $87,008) related to this grant.

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

We anticipate that the only major business expenditures in the next 12 months are the development and deployment of the Navigator solution, operations, the development and marketing of the newly acquired Total Fluid and Raider businesses, and the potential acquisition of one or more new businesses and/or technologies. However, there may be additional purchases of office equipment and shop equipment for Flowstar. Also, Flowstar will be conducting research and development in its ongoing program to maintain the competitive advantage of its products.

As of April 2, 2008 Wescorp’s corporate employee count was twenty-eight (28). Additionally, there may be services that Wescorp will contract out for, given the specialized nature of the business of Flowstar. With the change in our business plan, we anticipate that any change in capital assets, research and development, and employees would be subject to change in any targeted operating business that we may acquire, including that of Flowstar and Ellycrack.

With the change in our business plan, we anticipate that any change in capital assets, research and development and employees would be subject to change in any targeted operating business that we may acquire, including that of Flowstar and Ellycrack.

Summary Financial Information – Fiscal Years 2005 – 2007

The following table sets forth selected financial data of the Company for the periods indicated. The selected financial data for the years ended December 31, 2005, 2006, and 2007. The 2005, 2006, and 2007 results have been derived from the Company’s audited consolidated financial statements, which appear elsewhere in this Annual Report. The following unaudited summary financial information, in the opinion of management, has been prepared on the same basis as the audited financial statements and contains all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial condition and results of operations for such periods. The table sets forth, in U.S. dollars, the selected financial data as prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”).

The results for the periods presented are not necessarily indicative of the results that may be expected for any future period. The financial data should be read in conjunction with the Financial Statements of the Company and Notes thereto included elsewhere in our Form 10-KSB.

	Year ended December 31,
Statement of Operations	2007	2006	2005
Revenue	$3,141,115	$3,184,461	$2,323,589
Operating expenses	7,252,122	5,529,042	5,465,699
Loss from operations	(5,931,241)	(4,045,131)	(4,391,241)
Net loss for the year	(19,178,338)	(4,371,642)	(4,553,118)
Weighted average shares	54,939,621	42,278,906	36,606,310
Outstanding
Loss from operations per share	$(0.11)	$(0.10)	$(0.12)
Net loss per share	$(0.35)	$(0.10)	$(0.12)

	Year ended December 31,

Balance Sheet	2007	2006	2005
Total assets	$$5,172,117	$8,482,960 $	8,505,695
Current liabilities	6,929,813	5,225,358	5,457,873
Long term liabilities	3,479,212	76,129	510,400
Total stockholders equity	(5,236,908)	3,181,473	2,537,422

Results from Operations – 2007 Compared to 2006

Revenues

Revenues decreased by $43,346, or 1%, to $3,141,115 for the year ended December 31, 2007 from $3,184,461 for the year ended December 31, 2006. This decrease is attributed to the decline in the price of natural gas which has resulted in the customers of Flowstar electing to either defer or abandon plans to bring new wells into production. Based on information published by the Canadian Association of Petroleum Producers, well licensing is down 30% and well completions are down 20% for gas wells in 2007 when compared to 2006. In addition, the normal seasonal downturn in Canadian natural gas drilling was longer than normal due to the early “spring breakup”, and a wetter than normal spring and early summer, which further depressed the market for Flowstar products. These problems were partially offset by our major customers having robust drilling completion programs in the third quarter, having brought to market new products that enhance the communications capabilities of our DCR product line, utilization of existing client relationships to attract new customers, and finding new market niches for our existing products.

Sales coverage for the Flowstar DCR systems has been improved through the hiring of additional direct sales staff and increased exposure to the upstream measurement community. During this period of time, these efforts were successful in increased market awareness of the Flowstar products, but unsuccessful in improving sales. We believe that these efforts will lead to increases in revenues in the future. Flowstar has been focusing its sales efforts by identifying applications and markets where the DCR system has advantages over competing products in order to increase its market share in the Canadian natural gas flow measurement market. In addition, plans are underway to further expand the existing product line being offered by Flowstar.

Cost of Sales

As a percentage of revenues, 2007 cost of sales increased to 57.9% versus 53.4% for the year ended December 31, 2006. During the year ended December 31, 2007 management determined that an allowance for the impairment in the value of the DCR 900s currently in inventory of approximately $84,000 and other products in the amount of approximately $14,600 was necessary. In addition, descrepencies between the physical count and the perpetual records resulted in an additional allowance of approximately $106,500. In 2006, downward adjustments of inventory relating to discrepancies between physical counts and perpetual records totaled approximately $128,000. Offsetting the downward adjustmets in 2007 were more favorable exchange rates used in purchasing inventory from U.S. suppliers by Flowstar contributed to reductions in cost of sales.

Also contributing to the higher cost of sales was an increase in discounts given to customers in the last nine months of 2007 due to the depressed market conditions for the sale of the Flowstar products. These higher discounts were not given to customers in the first quarter of 2007 or for the year ended December 31, 2006.

Expenses

Operating expenses for the year ended December 31, 2007 show an increase of $1,723,080 over 2006. The largest increases in our operating expenses were in consulting stock based, consulting fees, wages stock based, and wages and benefits, and advertising and investor relations as explained below.

In the fourth quarter of 2006, Mr. Dave LeMoine was hired as President of Flowstar and as Executive Vice President of Sales and Marketing for both Wescorp and Flowstar. Effective September 1, 2007, we entered into new employment contracts with Mr. Douglas Biles, President and Chief Executive Officer, and Mr. Scott Shemwell, Chief Operating Officer. To improve sales coverage, the Company hired additional sales staff necessary for Flowstar. It also provided merit increases in order to retain key employees. As there is currently a shortage of qualified employees, additional costs were incurred in 2007 in relation to the use of an employment agency to assist in the search and selection of competent employees. Even though the position of Vice-President of Investor Relations and Communications was eliminated in the third quarter of 2006, we incurred an overall increase in wages and benefits in the amount of $423,947. As a result, wages and benefits were $1,865,867 during the year ended December 31, 2007 versus $1,441,920 during the year ended December 31, 2006.

Primarily because of stock options granted during 2007 for Mr. Dave LeMoine, for Mr. Shemwell, and also for Mr. Biles, there were significantly more options to purchase common shares vesting during the year ended December 31, 2007 than in the year ended December 31, 2006. Thus, the Company incurred an increase of $360,406 in “wages stock based” during the year ended December 31, 2007 to $540,000 compared to the $179,594 incurred during the year ended December 31, 2006.

Effective September 1, 2007, we also entered into two consulting contracts that provided for options to purchase common shares. As a result, we incurred an expense of $252,500 in “consulting stock based” during the year ended December 31, 2007 with no comparable expense in year ended December 31, 2006.

Consulting fees incurred in the current year in the amount of $1,021,405 were $63,831 higher than the $957,574 incurred in 2006. Additional contracts for consultants that either did not exist in 2006 or were entered into late in that year include the engagement of consultants to assist with the development of additional technologies that we hope to market in the near future, assess the availability of Canadian government grants, assist in developing a business identity, and upgrade our websites. The costs associated to the shares issued pursuant to the terms of a cashless warrant that were issued during the year ended December 31, 2007 were also recorded as consulting fees. Our contract with our Chief Operating Officer, Mr. Scott Shemwell, has been replaced with an employment agreement effective September 1, 2007. The costs associated with the new consulting contracts were for higher amounts than those that have terminated since December 31, 2006.

Advertising and investor relations expenses rose by $212,539 to $507,751 for the year ended December 31, 2007. This increase is a direct result of additional costs being incurred in 2007 for brand imaging and extensive promotion of the Flowstar product line. There was also an increase in these costs for having the investor relations functions contracted out for the year ended December 31, 2007 instead of having these services performed internally by an employee as was done for the first nine months of 2006. The increase in costs for the year ended December 31, 2007 were partially offset by not incurring any expense associated with warrants issued for the provision of investor relations services as was done in 2006.

Travel expenses during the year ended December 31, 2007 increased by $129,219 to $415,158 as compared with the year ended December 31, 2006. This increase is a direct result of the increased activity in the Ellycrack project and additional marketing of both Wescorp and Flowstar in international markets. The opening of offices in Houston and Austin, Texas and the engagement of additional consultants located in the U.S. have also directly contributed to these increases in cost.

Similarly, the increase in office expenses of $119,392 during the year ended December 31, 2007 to $502,418 as compared with the year ended December 31, 2006 is a direct result of the increased rental space required to accommodate the growth in operations, including the setting up of an office in Texas.

Legal and accounting costs for the year ended December 31, 2007 were $367,540, which was an increase of $76,907 compared to 2006. The increase in 2007 is directly related to legal fees required for compliance with various regulatory filings, and for due diligence work undertaken with respect to potential business acquisitions and other contracts. In addition, audit and related fees have risen slightly in 2007 from the fees charged in 2006.

In order to strengthen the Board of Directors, the Company has decided to compensate outside directors in the form of shares commencing April 1, 2006. During the year ended December 31, 2007, the Company had three outside directors and as a result incurred $80,301 in directors’ fees. As there were only two outside directors for which fees commenced on April 1, 2006, the cost for directors’ fees for the comparative period in 2006 were $53,322. The higher costs associated with the increase in the number of outside directors was partially mitigated by the decrease in the market price of Wescorp shares at April 1, 2007 versus April 1, 2006.

We incurred interest, finance and bank charges of $94,833 for the year ended December 31, 2007 compared to $77,505 incurred during the year ended December 31, 2006. This increase of $17,328 is due to $40,000 in interest incurred on the loan obtained from AHC Holdings Inc. for which interest of $21,370 was recorded in the prior year’s comparative figures. The Company also incurred financing fees of $45,582 in the year ended December 31, 2007 versus financing fees of $40,988 incurred in 2006. The increase was partially offset by reductions in interest and bank charges of $1,925 incurred during 2007 versus 2006. In the year ended December 31, 2006, we also incurred interest charges in the amount of $3,971 related to overdue amounts owed to a trade supplier that were not incurred in the year ended December 31, 2007.

To account for the issuance of the debentures, which contained attached warrants in the year ended December 31, 2007, a beneficial conversion feature, of $100,000 was recorded as a debt discount and will be amortized over the life of the debenture. As a result $8,300 in interest accretion related to the debt discount was charged to operations. In December 2007, an unsecured note, bearing interest at a rate of 0.0%, in the amount of approximately $2,696,980 (CAD $2,665,000) was issued. The fair value of this note was computed as $2,183,635 using an interest rate of 18.0% which represents the incremental borrowing rate of the Company. This has resulted in $513,345 being recorded as a debt discount which will be amortized over the life of the note. During the year ended December 31, 2007, amortization of $14,023 related to the debt discount was recorded. No costs for the accretion of interest related to financial instruments was incurred in the year ended December 31, 2006 as there were no financial instruments that required amortization of debt discounts outstanding during that year.

In the year ended December 31, 2007, research and development costs increased to $656,718 compared to the $614,724 incurred in the year ended December 31, 2006. Incremental costs related to modifying the VISCOSITOR to be a 20 to 50 barrel-per-day pilot plant were incurred in 2007. A grant of approximately $69,000 was received to offset these costs. No corresponding grant money was received in 2006. Additional expenses in the amount of $30,288 to research potential new products were incurred in the year ended December 31, 2007 with no corresponding expenses being incurred in the comparative period. In addition, during the year ended December 31, 2006, Flowstar commissioned Colorado Engineering Experiment Station Inc. (CEESI) to undertake tests in response to customer and regulator requests for reference data to quantify DCR technology performance in a variety of wet-gas field conditions at a cost of $25,781.

The above increases were partially offset by the following decreases.

We incurred interest expense of $180,657 on our short-term borrowings during the year ended December 31, 2007 compared to $184,332 incurred during the year ended December 31, 2006. This decrease of $3,675 is a direct result of only having $90,000 in short-term debentures outstanding at December 31, 2007. In 2006, debentures in the amount of $77,000 were repaid in January of 2006, $39,300 in the third quarter of 2006, and an additional $165,769 in December 2006. In addition, holders of $1,180,250 in debentures had their investments redirected to units of the private placement offering that closed in December 2006. While new debt in the form of a debenture in the amount of $2,250,000 was incurred on June 7, 2007, and approximately $364,343 in notes payable incurred in July, 2007, this only resulted in an additional $89,408 in interest for the current period. This was not enough to offset the decrease in interest due to the reduction in the balance of debentures that were settled in the year ended December 31, 2006.

Insurance expense for the year ended December 31, 2007 was $132,598 compared to $148,179 for the year ended December 31, 2006. The decrease in our premium for Directors and Officers liability insurance is the primary reason for the $15,581 reduction in insurance expense.

Depreciation expense for the year ended December 31, 2007 was $95,407 versus the $100,436 for the year ended December 31, 2006, a decrease of $5,029. This decrease was due to having fully depreciated property and equipment as at December 31, 2006 that were still being utilized by the Company in 2007. In addition, assets that were acquired in the agreement with FEP on December 18, 2007 were not put in use until after the year end and therefore these assets were not depreciated in the year ended December 31, 2007.

Other Income and Expenses

For the year ended December 31, 2007, other expenses have increased by $12,920,586 from 2006.

Most of the 2007 “other expense” was directly attributable to the costs for “research and development acquired” during the year.

On September 11, 2007, the Company effectively completed an Agreement and Plan of Merger (the “Merger Agreement”) with Strategic Decisions Sciences USA Inc. (“SDS”) and Scott Shemwell, who was the sole shareholder of SDS and who is the current Chief Operating Officer of the Company The transaction was structured as a merger of SDS into Wescorp in accordance with the applicable provisions of the Delaware General Corporation Law (the “Merger”), with Wescorp remaining as the surviving entity following the Merger. Under the terms of the Merger Agreement, all shares of SDS common stock issued and outstanding immediately prior to the effective time of the Merger were converted into, and exchanged for, the right to receive 2,000,000 shares of the Company’s common stock. At the date of this transaction, the Company’s shares had a closing trading price of $0.50. As these shares are restricted and represent a large block of shares, they were valued at 80% of the closing trading price or $0.40, which is equal to $800,000 as the purchase price for SDS. As the Company considers this transaction to be with a related party, the purchase price of the NAVIGATOR Process Management Solution has been expensed as “research and development acquired”. No corresponding transaction of this type occurred in the year ended December 31, 2006.

On December 18, 2007, the Company effectively completed an agreement to purchase assets and intellectual property from FEP Services Inc. (“FEP”). Under the terms of the agreement, the Company issued 13,900,000 shares of common stock valued at $6,282,800, and Wescorp Engineering, its wholly-owned subsidiary, assumed a Promissory Note Payable with a fair market value in the amount of $2,183,635, and assumed trade payables from FEP in the amount of $240,809. In addition, the Company transferred its investment in Oilsands Quest consisting of 470,143 shares to FEP at an agreed value of $2,192,277. As part of this transaction, $10,168,821 of the purchase price was allocated to intellectual property and assets that management has determined fits the criteria of “acquired in process research and development”. Accordingly, this amount was expensed as “research and development acquired”. No corresponding transaction of this type occurred in the year ended December 31, 2006.

Another charge that contributed significantly to the increase in “other expense” was the impairment in the value of the Company’s DCR technology in the amount of $2,177,970. This write down was necessary as new information became available to management regarding the rights to the intellectual property for the DCR 1000 and the deterioration of the markets for the DCR 900 flow meters.

A large portion of the 2007 expense was directly attributable to the increase in the penalty for the late delivery of Tranche 2, Stage Two and Stage Three shares to the former shareholders of Vasjar. We were not able to deliver free-trading shares called for under Tranche 2, Stage Two of the agreement to acquire Vasjar, and thus we were required to pay the former Vasjar shareholders an additional 80,000 Wescorp common shares for each month that the shares are not delivered. This resulted in an accrual of $617,672 being recorded for the quarter ended March 31, 2007, which reflects the increase in shares needed to be delivered and the closing trading price of Wescorp shares as at March 31, 2007. In the third quarter of 2007, an additional 730,950 shares were authorized by the board of directors to be paid to a third party, who had acquired these rights from the former shareholders of Vasjar, as a registration statement was not filed on a timely basis in connection with Tranche 2, Stage Two. This resulted in an additional expense of $346,713 being recorded in the period. In addition, we were not able to deliver free-trading shares called for under Tranche 2, Stage Three of the agreement to acquire Vasjar and this resulted in an accrual of $283,935 being recorded for the year ended December 31, 2007. This cost reflects the additional shares needed to be delivered under Tranche 2, Stage Three and the closing trading price of Wescorp shares as at December 31, 2007.

The financial statements for the same period in 2006 reflect the requirements for late delivery of shares as stipulated by Tranche 2, Stage Two of the agreement at a cost of $316,800.

The Company also incurred a penalty for the late filing of the registration statement pursuant to the terms of the subscription agreements for the private placement that was completed in December of 2006. As a result, the Company was required to issue additional shares to the investors in the private placement that were valued at $424,839.

In conjunction with the agreement to acquire assets and intellectual property from FEP, the Company transferred its investment in Oilsands Quest consisting of 470,143 shares to FEP at an agreed value of $2,192,277. This resulted in the Company recording a gain on the disposal of this investment in the amount of $1,661,815.

The foreign currency gain of $34,327 for the year ended December 31, 2007 is a direct result of the Canadian dollar consistently strengthening against the U.S. dollar throughout the year. Wescorp has a short-term investment of approximately $1,472,000 denominated in Canadian dollars, which increases in value as the Canadian dollar strengthens against the U.S. dollar. Some of these gains are offset as many payables are denominated in Canadian dollars and as that currency strengthens exchange losses result when those payables are settled. Interest income for the year ended December 31, 2007 is directly related to this short-term investment made in June 2007.

The gain on the disposal of assets is the direct result of disposing of a vehicle that was nearly completely depreciated and was no longer being utilized by the Company.

Net Loss

The increase in the net loss for the year ended December 31, 2007 to $19,178,338 compared to a net loss of $4,371,642 for the same period during 2006 is due to the net effect of the decrease in gross profit of $163,030 plus an increase of $1,723,080 in operating expenses and $12,920,586 in other expenses as explained above.

Liquidity and Capital Resources – 2007 Compared to 2006

From inception, we have been dependent on investment capital and debt financing as our primary sources of liquidity. Prior to our acquisition of Flowstar in 2004, we had not generated any revenue or income from our operations. To December 31, 2007, we have generated revenues from operations of $9,877,696 (comprised of $3,141,115 for 2007, $3,184,461, $2,323,589, and $1,228,531 for the years ended December 31, 2006, 2005 and 2004, respectively). We had an accumulated deficit at December 31, 2007 of $38,878,733.

Our cash position at December 31, 2007 decreased to $455,872 from the $499,233 balance we had at December 31, 2006.

We used cash in operations of $2,764,327 in 2007 compared to $3,359,046 during 2006. Most of this amount relates to the operating loss adjusted for non-cash items totaling $4,699,331 for the year ended December 31, 2007 (2006 -$3,163,077). Changes in operating assets and liabilities are explained below.

We also had a net outflow of cash of $1,818,340 from investing activities for the year ended December 31, 2007 compared to a net outflow of cash of $207,466 for the year ended December 31, 2006. An investment in a short-term interest bearing deposit accounted for $1,436,171 of this amount (December 31, 2006 – nil). Other cash outlays include $229,490 utilized to purchase plant and equipment (December 31, 2006 – $29,915). Net cash outflows related to the agreement with FEP described above amounted to $131,789. The cash outflows were also offset by proceeds on the disposal of assets of $15,162 (2006 - $2,687). During the year ended December 31, 2006, $150,000 was used for the purchase of shares in Ellycrack AS, $15,840 for shares in Eureka Oil AS, and $14,399 for shares of Tarblaster AS.

The net cash used in operating and investing activities was funded with $4,330,393 from financing activities for the year ended December 31, 2007. The cash flow from financing activities for the year ended December 31, 2007 was primarily a result of:

  The issuance of stock in the amount of consideration equal to $50,000, as compared to $2,708,495 for 2006;
  Cash received on the exercise of warrants for which shares were not yet issued in the amount of $136,097, as compared to $368,631 for 2006;
  The funds received for share subscriptions receivable in the amount of $85,000, as compared to $29,772 for 2006; and
  Proceeds received from a private placement prior to issuing shares in the amount of $1,250,000, as compared to no proceeds for 2006.

In the year ended December 31, 2007, we incurred debt of:

  $2,649,520 on the issuance of debentures payable, as compared to no debentures payable issued in 2006;
  $364,343 from new notes payable, as compared to no proceeds received in 2006;
  $260,000 in consulting fees owed to a company controlled by a director of Wescorp, as compared to $130,000 in fees incurred in 2006; and
  $40,000 in interest owed to a company controlled by a director of Wescorp, as compared to $21,370 in interest owed in the same period in 2006.

During the year ended December 31, 2007, we had to repay debt in the amount of $412,137, as compared to $33,373 for 2006. The Company also incurred $78,271 in private placement issuance costs during the year ended December 31, 2007 (2006 – nil). In the year ended December 31, 2007, we also paid to our Chief Executive Officer $14,159 (2006 - $30,862) relating to unpaid remuneration, which was accrued at the beginning of the year. In the year ended December 31, 2007, we had to repay convertible debentures in the amount of $282,069 and received a loan from a related company in the amount of $500,000.

At the end of fiscal 2007, we had current assets totaling $3,657,616 compared to $2,922,200 at the end of fiscal 2006. This increase is a direct result of an increase in short-term investments offset by reductions in prepaid deposits and inventory. Inventory levels have been reduced due to slower activity in gas well drilling. Prepaid deposits have decreased as we are no longer maintaining deposits made with key vendors.

Our investment in property and equipment at the end of fiscal 2007 increased to $861,136 compared to $138,196 in 2006. This increase is primarily due to the acquisition of $589,700 of property and equipment from FEP as part of the agreement that was reached on December 18, 2007. Additional property and equipment acquired during the year ended December 31, 2007 was $229,490 while only $29,915 was invested in property and equipment for the year ended December 31, 2006.

The decrease in investments to $568,425 at December 31, 2006 from the 2006 balance of $2,655,925 was a direct result of transferring the 470,143 shares of Oilsands Quest to FEP as part of the consideration to acquire assets and intellectual property pursuant to the December 18, 2007 agreement. During the year ended December 31, 2006, an additional $150,000 was invested into shares of Ellycrack AS, $15,840 was invested in shares of Eureka Oil AS, and $14,399 was invested in shares of Tarblaster AS.

The reduction in our technology is directly attributable to an impairment in the value of the Company’s DCR technology in the amount of $2,177,970. This write -down was necessary as new information became available to management regarding the rights to the intellectual property for the DCR 1000 and the deterioration of the markets for the DCR 900 flow meters. Prior to the write -down, the technology was being amortized over its estimated useful life of approximately eight years.

The Company had $6,929,813 in current liabilities at the end of fiscal 2007 compared to $5,225,358 at the end of fiscal 2006. In conjunction with the agreement reached with FEP on December 18, 2007, the Company’s wholly-owned subsidiary, Wescorp Technologies, issued a promissory note in the amount of approximately $2,696,980 (CAD $2,665,000) with a fair value of $2,183,635. The current portion of this note is recorded as $1,011,446 in the financial statements. Additional debentures in the amount of $310,700, notes payable in the amount of $32,042 and increases in the amounts due to related parties in the amount of $285,841 have also increased this balance. During the current year, $400,000 of the balance owing under the agreement payable and $316,800 of penalties owing in relation to the agreement that were outstanding at December 31, 2006 have been settled. The fair value of the remaining balance for the agreement payable has been determined to be $352,000. Additional penalties related to the agreement payable in the amount of $477,998 have been accrued in the current period. Also, trade payables have increased by $347,233 when compared to the December 31, 2006 figures.

We had long-term liabilities of $3,479,212 at the end of fiscal 2007 compared to $76,129 at the end of fiscal 2006. This increase is due to the long-term portion of the note payable incurred as part of the FEP agreement described above offset by the paying down of existing vehicle loans. In June 2007, we issued a new long-term convertible debenture in the amount of $2,250,000.

OFF BALANCE SHEET ARRANGEMENTS

The Company does not have any off-balance sheet arrangements.

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
  consolidated balance sheets as of December 31, 2007 and 2006;
  consolidated statements of operations and comprehensive loss, stockholders' deficit and cash flows for the years ended December 31, 2007 and 2006; and
  notes to the consolidated financial statements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders of Wescorp Energy Inc.

We have audited the accompanying consolidated balance sheets of Wescorp Energy Inc. as of December 31, 2007 and 2006, and the related consolidated statements of operations and comprehensive loss, stockholders’ deficit and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position of Wescorp Energy Inc. as of as of December 31, 2007 and 2006, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has not generated profits since its inception, has incurred losses in developing its business, and further losses are anticipated. The Company requires additional funds to meet its obligations and the costs of its operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in this regard are described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

“DMCL”

DALE MATHESON CARR-HILTON LABONTE LLP
CHARTERED ACCOUNTANTS

Vancouver, Canada
April 30, 2008

WESCORP ENERGY INC.
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2007	2006
ASSETS
CURRENT ASSETS
Cash	$455,872	$499,233
Restricted cash	-	171,000
Accounts receivable, net of allowance for doubtful
accounts of $20,109 and $17,100, respectively	700,316	695,445
Inventories (Note 3)	754,412	1,053,258
Short-term investment (Note 4)	1,472,223	-
Prepaid expenses	274,793	503,264
TOTAL CURRENT ASSETS	3,657,616	2,922,200

PROPERTY AND EQUIPMENT, net (Note 5)	861,136	138,196

OTHER ASSETS
Investments (Note 6)	568,425	2,655,925
Technology, net (Note 7)	-	2,694,616
Other receivables	84,940	72,023
TOTAL OTHER ASSETS	653,365	5,422,564

TOTAL ASSETS	$5,172,117	$8,482,960

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$2,214,392	$1,697,212
Current portion of notes payable (Note 8)	1,086,670	47,936
Agreement payable (Note 9)	352,000	800,000
Due to related parties (Note 15)	951,370	665,529
Related party note payable (Note 15)	1,924,681	1,924,681
Debentures payable (Note 10)	400,700	90,000
TOTAL CURRENT LIABILITIES	6,929,813	5,225,358

NOTES PAYABLE, net of current portion (Note 8)	1,229,212	76,129

CONVERTIBLE DEBENTURES (Note 10)	2,250,000	-

COMMITMENTS AND CONTINGENCIES (Notes 1 and 14)

SUBSEQUENT EVENTS (NOTE 17)

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, 50,000,000 shares authorized, $0.0001
par value; no shares issued (Note 11)
Common stock, 250,000,000 shares authorized, $0.0001
par value; 75,238,223 and 52,195,130 shares
issued and outstanding, respectively (Note 11)	7,521	5,218
Additional paid-in capital	32,388,025	21,332,583
Deferred compensation	(98,301)	-
Private placement and warrant subscriptions	1,250,000	199,500
Subscription receivable	(22,500)	(97,500)
Shares issuable	221,889	182,854
Accumulated other comprehensive income (loss)	(104,809)	1,259,213
Accumulated deficit	(38,878,733)	(19,700,395)
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	(5,236,908)	3,181,473

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY	$5,172,117	$8,482,960

The accompanying notes are an integral part of these consolidated financial statements.

WESCORP ENERGY INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Year Ended December 31,
	2007	2006

REVENUES	$3,141,115	$3,184,461

COST OF SALES	1,820,234	1,700,550

GROSS PROFIT	1,320,881	1,483,911

EXPENSES
Wages and benefits	1,865,867	1,441,920
Wages stock based (Note 12)	540,000	179,594
Consulting	1,021,405	957,574
Consulting stock based (Note 12)	252,500	-
Research and development	656,718	614,724
Amortization of technology	516,646	516,646
Office	502,418	383,026
Advertising and investor relations	507,751	295,212
Travel	415,158	285,939
Legal and accounting	367,540	290,633
Insurance	132,598	148,179
Depreciation and amortization	95,407	100,436
Interest, finance and bank charges	94,833	77,505
Directors fees	80,301	53,322
Interest on short-term borrowing	180,657	184,332
Interest accreted on financial instruments	22,323	-
TOTAL OPERATING EXPENSES	7,252,122	5,529,042

LOSS FROM OPERATIONS	(5,931,241)	(4,045,131)

OTHER INCOME (EXPENSE)
Research and development acquired (Note 18)	(10,968,821)	-
Penalty for late delivery of shares (Note 9)	(1,442,383)	(316,800)
Registration rights payment	(424,839)	-
Impairment of technology (Note 7)	(2,177,970)	-
Foreign currency translation gain (loss)	34,327	(11,084)
Interest and other income	56,454	12
Gain on disposal of investment	1,661,815	-
Gain on disposition of assets	14,320	1,361
TOTAL OTHER INCOME (EXPENSE)	(13,247,097)	(326,511)

NET LOSS	$(19,178,338)	$(4,371,642)

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation gain	145,016	129,217
Unrealized gain on financial instruments	48,000	-
Unrealized loss on available-for-sale investments	(1,557,038)	(466,796)
	(1,364,022)	(337,579)

OTHER COMPREHENSIVE INCOME (LOSS)	$(20,542,360)	$(4,709,221)

BASIC AND DILUTED NET LOSS PER SHARE	$(0.35)	$(0.10)

WEIGHTED AVERAGE NUMBER COMMON SHARES
OUTSTANDING - BASIC AND DILUTED	54,939,621	42,278,906

The accompanying notes are an integral part of these consolidated financial statements.

WESCORP ENERGY INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT

							Funds
							Received
							for Exercise		Accumulated	Total
	Common Stock						of Warrants		Other	Stockholders'
	Number		Additional	Deferred	Shares	Subscription	and Private	Accumulated	Comprehensive	Equity
	of Shares	Amount	Paid-in Capital	Compensation	Issuable	Receivable	Placements	Deficit	Income (Loss)	(Deficit)

Balance, December 31, 2005	38,304,686	$3,830	$15,450,433	$-	$-	$(37,272)	$852,392	$(15,328,753)	$1,596,792	$2,537,422
Warrants exercised at $0.35 per share	2,833,894	283	991,580	-	-	-	(805,056)	-	-	186,807
Warrants exercised at $0.15 per share	1,500,000	150	224,850	-	-	-	-	-	-	225,000
Common stock issued for consulting fees at $0.54 per share	200,000	20	107,980	-	-	-	(33,613)	-	-	74,387
Common stock issued for director's fees at $0.678 per share	50,000	5	33,895	-	-	-	-	-	-	33,900
Common stock issued for director's fees at $0.60 per share	50,000	5	29,995	-	-	-	-	-	-	30,000
Common stock issued for consulting fees at $0.501 per share	312,500	31	156,532	-	-	-	-	-	-	156,563
Common stock issued to settle accounts payable at $0.473 per share	1,000,000	100	473,180	-	-	-	-	-	-	473,280
Common stock issued for private placement at $0.50 per unit	7,944,150	794	3,971,281	-	-	(90,000)	-	-	-	3,882,075
Cash received for share subscriptions receivable	-	-	-	-	-	29,772	-	-	-	29,772
Foreign currency translation gain	-	-	-	-	-	-	-	-	129,217	129,217
Unrealized loss on available-for-sale securities	-	-	-	-	-	-	-	-	(466,796)	(466,796)
Beneficial conversion interest	-	-	-	-	-	-	-	-	-	-
Stock-based compensation	-	-	179,594	-	-	-	-	-	-	179,594
Warrants issued for investor relations services	-	-	118,400	-	-	-	-	-	-	118,400
Fair value of common stock issued for financing fees	-	-	(405,137)	-	-	-	-	-	-	(405,137)
Proceeds received from exercise of warrants prior to issuance	-	-	-	-	-	-	368,631	-	-	368,631
Net loss	-	-	-	-	-	-	-	(4,371,642)	-	(4,371,642)

Balance, December 31, 2006	52,195,230	$5,218	$21,332,583	$-	$-	$(97,500)	$382,354	$(19,700,395)	$1,259,213	$3,181,473
Warrants exercised at $0.25 per share	200,000	20	49,980	-	-	-	-	-	-	50,000
Warrants exercised at $0.35 per share	570,000	57	199,443	-	-	-	(199,500)	-	-	-
Proceeds received from common stock issued for private
placement at $0.50 per unit	-	-	-	-	-	85,000	-	-	-	85,000
Common stock issued to settle accounts payable at $0.44 per share	321,059	32	141,234	-	-	-	-	-	-	141,266
Common stock issued to settle accounts payable at $0.50 per share	532,624	53	266,259	-	-	-	-	-	-	266,312
Common stock issued for private placement at $0.50 per unit	20,000	2	9,998	-	-	(10,000)	-	-	-	-
Common stock issued to settle wages payable at $0.352 per share	171,103	17	60,211	-	-	-	(60,228)	-	-	-
Common stock issued for director's fees at $0.48 per share	250,000	25	119,975	(120,000)	-	-	-	-	-	-
Amortization of deferred share compensation	-	-	-	36,032	-	-	-	-	-	36,032
Common stock issued pursuant to terms of cashless warrant at
$0.49 per share	73,780	7	36,145	-	-	-	-	-	-	36,152
Common stock issued for consulting fees at $0.497 per share	200,000	20	99,314	-	-	-	(99,334)	-	-	-
Common stock issued for consulting fees at $0.452 per share	200,000	20	90,380	-	-	-	-	-	-	90,400
Common stock issued for consulting fees at $0.452 per share	100,000	10	43,990	(14,333)	-	-	-	-	-	29,667
Common shares issued to investors in pivate placement relating to				-	-
delay in share registration	849,677	85	424,754	-	-	-	-	-	-	424,839
Common stock issued to settle debt at $0.46 per share	3,654,750	365	1,680,820	-	-	-	-	-	-	1,681,185
Common stock isssued for acquisition of Strategic Decision
Sciences (USA) Inc.	2,000,000	200	799,800	-	-	-	-	-	-	800,000
Common stock isssued for acquisition of assets from FEP
Services Inc.	13,900,000	1,390	6,281,410	-	-	-	-	-	-	6,282,800
Legal fees related to private placement	-	-	(15,771)	-	-	-	-	-	-	(15,771)
Financing fees on private placement	-	-	(125,000)	-	-	-	62,500	-	-	(62,500)
Foreign currency translation gain	-	-	-	-	-	-	-	-	145,016	145,016
Unrealized gain on adjustment of agreement payable to fair		-	-	-	-	-	-	-
market value									48,000	48,000
Unrealized holding loss on available-for-sale securities	-	-	-	-	-	-	-	-	(1,557,038)	(1,557,038)
Stock-based compensation	-	-	792,500	-	-	-	-	-	-	792,500
Proceeds received from exercise of warrants prior to issuance	-	-	-	-	-	-	136,097	-	-	136,097
Proceeds received from private placement prior to issuance	-	-	-	-	1,250,000	-	-	-	-	1,250,000
Fair value of warrants attached to debt issued in December 2007	-	-	100,000	-	-	-	-	-	-	100,000
Net loss	-	-	-	-	-	-	-	(19,178,338)	-	(19,178,338)
Balance, December 31, 2007	75,238,223	$7,521	$32,388,025	$(98,301)	$1,250,000	$(22,500)	$221,889	$(38,878,733)	$(104,809)	$(5,236,908)

The accompanying notes are an integral part of these consolidated financial statements.

WESCORP ENERGY INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(19,178,338)	$(4,371,642)
Adjustments to reconcile net loss
to net cash used in operating activities:
Depreciation and amortization	95,407	100,436
Amortization of technology	516,646	516,646
Stock-based compensation	792,500	179,594
Common stock issued for registration rights payment	424,839	-
Common stock issued to pay penalties for late delivery of shares	964,385	-
Research and development acquired (Note 20)	10,968,821	-
Interest accreted on financial instruments	22,323	-
Gain on disposition of assets	(14,320)	(1,361)
Gain on disposal of investment	(1,661,815)	-
Impairment of technology	2,177,970	-
Fair value of common stock and warrants issued for services	192,251	413,250
Changes in operating assets and liabilities:
Restricted cash	171,000	(171,000)
Accounts receivable	(4,871)	(183,835)
Inventories	298,846	(50,153)
Prepaid expenses	228,471	(476,818)
Deposits	-	18,318
Accounts payable and accrued liabilities	1,241,558	667,519
Net cash used in operating activities	(2,764,327)	(3,359,046)
CASH FLOWS FROM INVESTING ACTIVITIES:
Increase in short-term investment	(1,472,223)	-
Purchase of property and equipment	(229,490)	(29,915)
Cash invested in other receivables	-	-
Proceeds from disposition of assets	15,162	2,687
Cash expended on FEP acquisition (net)	(131,789)	-
Increase in investments	-	(180,238)
Net cash used in investing activities	(1,818,340)	(207,466)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on notes payable	(412,137)	(33,373)
Proceeds from notes payable	364,343	-
Proceeds from debentures payable	2,649,520	-
Increase in amounts due to related parties	285,841	634,667
Repayments on convertible debentures	-	(282,069)
Proceeds received from exercise of warrants prior to issuing shares	136,097	368,631
Proceeds from subscriptions receivable	85,000	29,772
Proceeds from issuance of common stock	50,000	2,708,495
Proceeds received from private placement	1,250,000	-
Private placement issuance costs	(78,271)	-
Net cash provided by financing activities	4,330,393	3,426,123
Effect of exchange rates	208,913	59,192
Net increase (decrease) in cash	(43,361)	(81,197)
Cash, beginning of year	499,233	580,430
Cash, end of year	$455,872	$499,233
SUPPLEMENTAL CASH FLOW DISCLOSURES:
Cash paid for:
Interest	$217,505	$240,467
Income taxes	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

WESCORP ENERGY INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

	Years Ended December 31,
	2007	2006

NON-CASH INVESTING AND FINANCING ACTIVITIES:

Shares issued to settle accounts payable	$407,578	$-
Common stock issued to settle converitble debentures	$-	$1,180,250
Common stock issued to settle debt	$1,681,185	$473,280
Private placement issuance costs	$62,500	$405,137
Proceeds from issuance of common stock pursuant to acquisition
agreement	$6,282,800	$-
Purchase of intellectual property	$(10,682,166)	$-
Proceeds from disposition of investment	$2,192,277	$-
Purchase of property and equipment	$(589,700)	$-

Proceeds from issuance of note payable pursuant to acquisition agreement	$2,665,000	$-

The accompanying notes are an integral part of these consolidated financial statements.

WESCORP ENERGY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007

NOTE 1 – BASIS OF PRESENTATION

Wescorp Energy Inc. (“Wescorp” or the “Company”) was incorporated in Delaware on August 11, 1998. The Company acquires, develops, and markets technologies that are designed to improve the management, environmental and economic performance of field operations for energy producers. The Company’s business model is to acquire, fund and develop new systems and technologies in this field through investments in companies or products where early stage product development has been completed.

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

The Company’s year end is December 31. The Company is headquartered in Calgary, Alberta, Canada.

Going Concern
These consolidated financial statements have been prepared under the assumption that the Company will continue on a going concern basis and that it will be able to realize assets and discharge liabilities in the normal course of business. As reported in the accompanying financial statements, the Company has a working capital deficiency of $3,272,197 at December 31, 2007 and has incurred an accumulated deficit of $38,878,733 through December 31, 2007. The financial statements do not include any adjustments relating to the recoverability, secured creditor realizations and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue as a going concern.

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

Through the next fiscal year, management estimates that significant additional funding is necessary to continue operations, expand Canadian markets and develop markets in the United States for the Flowstar technology, develop a pilot plant for the Ellycrack technology, maintain and expand the marketing and sales of the Company’s new chemical business, and create and develop the market for the water remediation technologies acquired in December 2007. The timing and amount of capital requirements will depend on a number of factors, including demand for products and services and the availability of opportunities for international expansion through affiliations and other business relationships.

The Company's continuation as a going concern is dependent upon its ability to attain profitable operations and generate funds there from and/or raise equity capital or borrowings sufficient to meet current and future obligations. Management intends to raise such financing through issuance of its equity securities by way of private placements.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires the use of estimates and assumptions that could affect the amounts reported in the financial statements and accompanying notes. Actual results may differ from estimated amounts. Significant estimates and assumptions include determining the useful lives of property, equipment and intangible assets, fair values of investments and technology rights, financial instruments, non-monetary transactions, the fair value of stock-based compensation and future income tax rates.

Principles of Consolidation
The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant inter-company accounts and transactions have been eliminated.

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

During the year ended December 31, 2007, sales to two customers accounted for 19% and 10% of net sales, respectively. During the year ended December 31, 2006, sales to two customers accounted for 18% and 12% of net sales, respectively.

Inventories
Inventories consist of raw materials and finished goods which are stated at the lower of cost, determined on a weighted average basis, or net realizable values. The cost of finished goods includes other direct manufacturing costs.

Equipment
Equipment is stated at cost. Depreciation is provided using the straight-line method over two to six years. Leasehold improvements are amortized using the straight-line method over the estimated useful life of the asset or the term of the lease, whichever is shorter. Maintenance and repairs are expensed as incurred. Replacements and betterments are capitalized.

The Company evaluates the recoverability of property and equipment when changes in events or circumstances indicate that such assets might be impaired. The Company determines impairment by comparing the undiscounted future cash flows estimated to be generated by these assets to their respective carrying amounts. Management has determined that no impairment has occurred as of December 31, 2007.

Investments
The Company’s investments consist of both publicly traded and privately held equity securities.

For publicly traded investments the Company follows Statement of Financial Accounting Standards (“SFAS”) No. 115 “Accounting for Certain Investments in Debt and Equity Securities”. Under this method the Company’s investment in publicly traded securities are classified as available-for-sale securities and are reported at fair value. Fair value is based on quoted market prices as of the end of the reporting period. Unrealized gains and losses on these investments are reported net of related income tax effects in accumulated other comprehensive income or loss, a separate component of stockholders’ equity, and are credited or charged to net income when realized.

Investments in securities for which market values are not readily determinable and the Company does not have the ability to exercise significant influence in the underlying company are carried at cost unless impairment is otherwise indicated. Dividends and other distributions of earnings, if any, are included in income when declared. The Company periodically evaluates the carrying value of its investments, which are recorded at the lower of cost or estimated fair value.

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

Earnings Per Share
Basic earnings per share is computed in accordance with SFAS No. 128, “Earnings Per Share”. Under this method basic earnings per share is computed by dividing net income available to common shareholders by the weighted average common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity similar to fully diluted earnings per share. Although there were common stock options and warrants outstanding at December 31, 2007, they were not included in the calculation of earnings per share because they would have been considered anti-dilutive.

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

Fair Value of Financial Instruments
The Company's financial instruments as defined by SFAS No. 107, "Disclosures about Fair Value of Financial Instruments”, include cash, restricted cash, accounts and note receivables, prepaid expenses and advances, accounts payable, accrued expenses and notes payable. The carrying value of all reported financial instruments approximates fair value due to their short term maturity and specified repayment terms.

Foreign Currency Translation
The Company’s reporting currency is the United States dollar. The Company’s functional currency for its subsidiary Flowstar Technologies Inc. is the Canadian dollar. The Company has adopted SFAS No. 52, “Foreign Currency Translation”. Under this method, monetary assets and liabilities denominated in foreign currencies are translated into United States dollars at rates of exchange in effect at the balance sheet date. Gains or losses are included in results of operations for the year. Non-monetary assets, and liabilities, denominated in foreign currencies are translated at rates of exchange in effect at the date of the transaction. Items recorded in revenue and expenses arising from transactions are translated at an average exchange rate for the year.

Recently Issued Accounting Pronouncements
In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for uncertainty in Income Taxes,” (“FIN 48”) an interpretation of FASB Statement No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation requires that the entities recognize in the financial statements, the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods and disclosure. The provisions of FIN 48 are effective beginning January 1, 2007 with the cumulative effect of the change in accounting principle recorded as an adjustment to the opening balance of retained earnings. The Company adopted FIN 48 on January 1, 2007 and it has not had an impact on its financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 160 “Noncontrolling Interests in Consolidated Financial Statements-an amendment of ARB No. 51”. SFAS 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. The guidance will become effective for the fiscal year beginning after December 15, 2008. The management is in the process of evaluating the impact SFAS 160 will have on the Company’s financial statements upon adoption.

In December 2007, the FASB issued SFAS No. 141 (Revised) “Business Combinations”. SFAS 141 (Revised) establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. The statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The guidance will become effective for the fiscal year beginning after December 15, 2008. Management does not expect the adoption of this to have a material impact on the Company’s financial statements.

In March 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment to FASB Statement No. 133”. SFAS No. 161 is intended to improve financial standards for derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity's financial position, financial performance, and cash flows. Entities are required to provide enhanced disclosures about: (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations; and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years beginning after November 15, 2008, with early adoption encouraged. The Company is currently evaluating the impact of SFAS No. 161 on its financial statements, and the adoption of this statement is not expected to have a material effect on the Company’s financial statements.

NOTE 3 – INVENTORIES

The components of inventory at December 31, 2007 and 2006 were as follows:

	2007	2006
Finished goods	$724,926	$1,025,847
Raw materials	29,486	27,410
	$754,412	$1,053,258

The inventory has been pledged as security for the short-term debentures (See Note 10).

NOTE 4 – SHORT-TERM INVESTMENT

During the second quarter the Company invested approximately $1,316,577 (CAD $1,400,000) in a debenture certificate. This investment bears simple interest at a rate of 7% per annum and matures on December 31, 2008. The balance of $1,472,223 at December 31, 2007 includes accrued interest of $53,791.

NOTE 5 – PROPERTY AND EQUIPMENT

Equipment consisted of the following at December 31, 2007 and 2006:

	2007	2006
Automotive equipment	$129,537	$166,275
Computer hardware	58,161	37,134
Computer software	76,045	13,851
Furniture and fixtures	26,918	23,584
Leasehold improvements	40,061	38,143
Office equipment	48,252	43,318
Tools and equipment	748,273	22,489
	1,127,247	344,794
Less: accumulated depreciation	266,111	206,600
	$861,136	$138,194

Depreciation expense for the years ended December 31, 2007 and 2006 was $95,407 and $100,436, respectively.

NOTE 6 – INVESTMENTS

The components of investments at December 31, 2007 and 2006 were as follows:

	2007	2006
Synenco Energy Inc.	$-	$2,087,500
Ellycrack AS	538,186	538,186
Eureka Oil AS	15,840	15,840
Tarblaster AS	14,399	14,399
	$568,425	$2,655,925

Available for Sale Securities
On June 9, 2003, the Company signed an option agreement allowing the Company to purchase up to 1,000,000 common stock shares of Synenco Energy Inc. (“Synenco”), a company involved in the potential development of an oil sands lease in the Athabasca Oil Sands area of northern Alberta, Canada. Under the terms of the option, the Company could acquire the maximum number of Synenco shares upon payment of $3,700,000 as follows: $2,815,000 in cash and $885,000 ($0.30 per share) in Company stock. In total, the Company purchased 170,000 Synenco shares and paid $530,462.

On March 23, 2007, the Company exchanged its 170,000 shares of Synenco for 470,143 common shares of Oilsands Quest Inc. (“Oilsands”), a company publicly traded on the American Stock Exchange under the symbol “BQI”. During the year ended December 31, 2007, the Company disposed of its investment in Oilsands which resulted in a gain of $1,661,815. (Refer to Note 18). No income tax effect has been reflected as the Company has available net operating loss carryforwards to offset the taxable gain as at December 31, 2007.

Investment in Ellycrack AS
The Company owns approximately13% of Ellycrack AS (“Ellycrack”), a privately held company in Norway. This investment is carried at cost.

Investment in Eureka Oil AS
In the fourth quarter of 2006, Wescorp paid $15,840 for 66,667 common shares of Eureka Oil AS (“Eureka”), a privately held company in Norway, at approximately $0.24 per share.

Investment in Tarblaster AS
In the fourth quarter of 2006, Wescorp paid $14,399 for 900,000 common shares of Tarblaster AS (“Tarblaster”), a privately held company in Norway,

NOTE 7 – TECHNOLOGY

The Company holds DCR technology rights through its subsidiaries Flowstar and Vasjar. These rights are included in intangible assets (See Note 9). The Company’s intangible assets are summarized as follows at December 31:

	2007	2006
DCR technology acquired from Vasjar	$3,503,824	$3,503,824
DCR technology acquired from Flowstar	414,073	414,073
	3,917,897	3,917,897
Accumulated amortization	1,739,927	1,223,281
	2,177,970	2,694,616
Impairment in technology	2,177,970	-
	$-	$2,694,616

The Company has the right to use these DCR technologies. Amortization of the technology is recorded on a straight-line basis over its useful life of approximately 8 years. The Company periodically reviews its DCR technology rights to assess carrying value recoverability based on projected undiscounted cash flows from operations. Impairments are recognized in operating results when a permanent diminution in value occurs. At December 31, 2007, management has determined that future economic benefits of the Company’s DCR technology are negligible. As a result the balance of the value of the technology has been fully impaired resulting in an impairment loss on the Company’s DCR technology in the amount of $2,177,970.

NOTE 8 – NOTES PAYABLE

The following comprise the Company’s notes payable at December 31, 2007 and 2006:

	December 31,	December 31,
	2007	2006
Note payable – Interest at 0.0%, and secured by automotive assets of Flowstar, payable $569 per
month, principal only, due July 2008	$4,698	$10,813
Note payable – Interest at 7.75%, compounded monthly and secured by automotive assets of
Flowstar, payable $677 per month, principal and interest, due September 2009	-	20,064
Note payable – Interest at 9.45%, compounded monthly and secured by automotive assets of
Flowstar, payable $387 per month, principal and interest, due July 2010	12,500	14,059
Note payable – Interest at 0.90%, compounded monthly and secured by automotive assets of
Flowstar, payable $627 per month, principal and interest, due September 2010	24,122	27,767
Note payable – Interest at 0.0%, and secured by automotive assets of Flowstar, payable $825 per
month, principal only, due November 2009	22,387	28,887
Notes payable – Interest at 0.0%, unsecured	22,475	22,475
Notes payable – Interest at 0.0%, unsecured, payable in four equal installments on June 18, 2008,
December 18, 2008, June 18, 2009 and December 18, 2009	2,197,658	-
Notes payable – Interest at 6.09%, secured by software license	32,042	-
Total notes payable	2,315,882	124,065
Amounts due within one year	1,086,670	47,936
	$1,229,212	$76,129

In December 2007, an unsecured, non interest bearing note in the amount of approximately $2,696,980 (CAD $2,665,000) was issued in the acquisition of FEP (See note 18). The note has been recorded at its estimated fair value of $2,183,635 using an interest rate of 18.0% . This has resulted in $513,345 being recorded as a debt discount which will be accreted over the life of the note. During the year ended December 31, 2007, the Company recorded an accretion expense of $14,023 related to the debt discount.

Future minimum payments on notes payable are as follows:

Years ending December 31,
2008	$1,412,315
2009	1,373,452
2010	9,830
$2,795,597

NOTE 9 –AGREEMENT PAYABLE

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

Stage Three. On or before April 1, 2007, Wescorp was required to issue 800,000 additional shares based on sales achieved in the 2006 calendar year. The Company has not issued these shares and accordingly is in default of the agreement and will continue to incur monthly penalites as described above.

The shares required to satisfy the requirements under Tranche 2, Stage One were issued during the year ended December 31, 2006.

On April 1, 2006, the Company was not able to deliver the free-trading shares called for under Tranche 2, Stage Two, and thus the Company was required to pay the former Vasjar shareholders an additional 80,000 Wescorp common shares for each month that the shares were not delivered. In February 2007, a third party acquired the interests of the former Vasjar shareholders in connection with the share delivery requirements of Tranche 2, Stage Two. As a result, the Company now owed the shares under Tranche 2, Stage Two to the third party. As of March 31, 2007, in addition to the 960,000 penalty shares incurred under the provisions of Tranche 2, Stage Two, Wescorp agreed to pay an additional 1,163,800 penalty shares to the third party. In the third quarter of 2007, an additional 730,950 shares were authorized by the board of directors to be paid to the third party as a registration statement was not filed on a timely basis in connection with this transaction. As of the date of these financial statements, the Company had delivered 2,404,750 of the shares owed to the third party pursuant to Tranche 2, Stage Two. The aggregate penalty shares under this stage resulted in a charge to operations of $964,385 during the year ended December 31, 2007 based on the fair value of the shares.

On April 1, 2007, the Company was not able to deliver free-trading shares called for under Tranche 2, Stage Three, and thus the Company is required to pay the former Vasjar shareholders an additional 80,000 Wescorp common shares of the Company, compounded monthly, for each month that the shares are not delivered and will incur a charge to operations for the fair value of these common shares. The aggregate penalty shares under this stage resulted in a charge to operations of $477,998 during the year ended December 31, 2007 based on the fair value of the shares.

If any of the common shares of the Company to be issued to the former Vasjar shareholders have not been delivered for a period of 182 days after the applicable due date, the former Vasjar shareholders may at their option terminate the share purchase agreements. The former Vasjar shareholders did not exercise these rights, and they received all of the penalty shares that accrued until this obligation had been met under both Stage One and Stage Two. The Company is currently negotiating with the former Vasjar shareholders with respect to its failure to satisfy the obligations that have arisen with respect to Stage Three. In addition, the Company pledged to the former Vasjar shareholders all the Vasjar shares as security to guarantee Wescorp’s performance under the share purchase agreements.

The balance of the fair value of the 800,000 shares relating to Tranche 2, Stage Three is $352,000 and has been included in current liabilities.

NOTE 10 –DEBENTURES PAYABLE

Short-term Convertible
During the year ended December 31, 2005, the Company issued debentures in the amount of $1,552,319 that bear interest at the rate of 14% per annum payable quarterly that originally matured on December 31, 2005. During the year ended December 31, 2006, holders of debentures totaling $1,180,250 agreed to have their investment redirected to units of the private placement that was completed in December 2006 (see Note 9). In addition, the holders of $90,000 in debentures have agreed to extend the terms of the debenture agreement through June 30, 2008. The remaining balance for debentures totaling $282,069 was repaid in the year ended December 31, 2006. The remaining debentures are secured by way of a security interest over the inventories and accounts receivable of our wholly owned subsidiary Flowstar.

The debentures may, at the option of the holder, be converted into units of the Company at a price of $0.90 per unit at any time prior to the maturity date. Each unit shall be comprised of one common share of the Company and one share purchase warrant each of which may be exercised at any time up to December 31, 2008 as follows:

a)	if exercised on or before June 30, 2008, the holder of a warrant shall be entitled to purchase one common share for each warrant held for $1.00 per common share; and

b)	thereafter until the maturity date the holder of each warrant shall be entitled to purchase one common share for each warrant held for $2.00 per share common share.

The Company shall be entitled to prepay the debenture in whole or in part, at any time prior to the maturity date subject to the following:

a)	the Company provides the holder with at least one month’s prior written notice of the Company’s intention to repay the debenture; and

b)	at the date the notice is issued the weighted average trading price of the Company's common shares for the ten previous trading days was at least $1.35 per share.

Long-term Convertible
During the year ended December 31, 2007, the Company issued a debenture in the amount of $2,250,000, which bears interest at the rate of 10% per annum. Interest on the principal amount of the debenture is payable biannually and commences December 31, 2007. The debenture is unsecured and matures on June 9, 2009.

The debentures may, at the option of the holder, be converted into units of the Company at a price of $1.00 per unit at any time prior to the maturity date. Each unit shall be comprised of one common share of the Company and one half share purchase warrant. Each warrant entitles the holder thereof to purchase one common share for each warrant held for a price of $3.00 per share common share for a period of up to two years from the date the warrant was issued. Management has determined that the fair value of the conversion feature is insignificant and has therefore not recorded an equity component for this debenture.

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

The Company is entitled to prepay the debenture in whole or in part, at any time prior to the maturity date by providing at least 30 days written notice to the debenture holder.

Short-term Non-Convertible
During December, 2007, the Company issued debentures in the amount of $400,000 that bear interest at the rate of 14% per annum payable monthly that mature six months from the date the debentures were issued. The debentures are secured by way of a security interest over the inventories and accounts receivable of Flowstar.

Attached to this debt are 800,000 share purchase warrants. One warrant entitles the holder to purchase one common share at a price of $0.50 per share for two years from the date of issue of the warrant.

The computed beneficial conversion feature, of $100,000 was recorded as a debt discount and will be amortized over the life of the debenture. The Company has recorded the fair value of the warrants as an increase to Additional Paid in Capital. During the year ended December 31, 2007 the Company recorded amortization of $8,300 related to the debt discount.

NOTE 11 – COMMON STOCK AND WARRANTS

The Company is authorized to issue 250,000,000 shares of $0.0001 par value common shares and 50,000,000 shares of $0.0001 par value preferred stock. All common shares have equal voting rights, are non-assessable and have one vote per share. Voting rights are not cumulative and, therefore, the holders of more than 50% of the common stock could, if they choose to do so, elect all of the directors of the Company. The preferred shares may be issued in series, with the powers, rights, and limitations of the preferred shares to be determined by the Company’s board of directors. As of December 31, 2007, no preferred shares had been issued.

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

In June 2007, the Company issued 849,577 units valued at a price of $0.50 per unit. These units were issued pursuant to the same terms as a private placement of 7,944,150 units that was completed December 2006 which entitled each investor to an additional 10% of the original units subscribed for if the Company did not file a registration statement within 90 days of the closing of the private placement Each unit consists of one share of common stock and one common stock warrant. One warrant entitles the holder to purchase one additional common share at a price of $0.75 per share at any time until the close of business on December 15, 2008. After six months from the date of issue, the warrants shall be deemed exercised, in accordance with their terms, if at any time prior to their expiry the weighted average trading price of the Company's common shares as traded on the NASD OTC Bulletin Board for the previous ten (10) trading days is at least $1.50 per share. In the event that the aggregate exercise price for the warrants is not tendered to the Company within 30 days of their deemed exercise, at the option of the Company, such warrants will be deemed cancelled. The Company has recorded a charge of $424,839 as “Registration rights payment” in the Statement of Operations and Comprehensive Income to account for the 10% penalty.

In June 2007, the Company issued 20,000 units at a price of $0.50 per unit for total proceeds of $10,000 relating to a private placement of 7,944,150 units that was completed December 2006.

On September 10, 2007, in connection with a third party, the Company issued 2,404,750 shares of common stock to partially settle an outstanding liability which arose as a result of the requirements in Tranche 2, Stage Two of the Vasjar purchase agreements. On December 31, 2007, the Company issued 1,250,000 shares of common stock to settle the balance of the outstanding liability (Refer to Note 9).

During the year ended December 31, 2007, the Company issued 500,000 shares of common stock to settle obligations totaling $233,734 incurred pursuant to the terms of five consulting agreements.

In September 2007, the Company received proceeds of $1,250,000 relating to a private placement of 2,500,000 units at a price of $0.50 per unit. As of the date of these financial statements these shares have not been issued and this amount has been recorded as private placement subscriptions.

Additional equity transactions during the year ended December 31, 2007 included the issuance of 853,683 shares of common stock to settle certain accounts payable totaling $407,578 and the issuance of 250,000 shares of common stock valued at $120,000 to compensate two directors of the Company in the form of directors’ fees for periods ranging from one to four years.

On December 31, 2007, in connection with an agreement with FEP Services Inc., the Company issued 13,900,000 shares of common stock valued at $6,282,800 to acquire certain assets and intellectual property. (Refer to Note 18)

2006 Stock Transactions
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

In December 2006, the Company completed a private placement of 7,944,150 units at a price of $0.50 per unit for total proceeds of $3,972,075. Each unit consists of one share of common stock and one common stock warrant. One warrant entitles the holder to purchase one additional common share at a price of $0.75 per share at any time until the close of business on December 15, 2008. After six months from the date of issue, the warrants shall be deemed exercised, in accordance with their terms, if at any time prior to their expiry the weighted average trading price of the Company's common shares as traded on the NASD OTC Bulletin Board for the previous ten (10) trading days is at least $1.50 per share. In the event that the aggregate exercise price for the warrants is not tendered to the Company within 30 days of their deemed exercise, at the option of the Company, such warrants will be deemed cancelled Holders of debentures totaling $1,180,250 agreed to have their investment redirected to units of this private placement. In conjunction with this private placement the Company paid a 10% commission in the form of units totaling 796,274 that have the same terms and conditions as the private placement units.

On November 22, 2006, the Company issued 1,000,000 shares of common stock to settle an outstanding liability incurred in settling the obligation which arose as a result of the requirements in Tranche 2, Stage 1 of the Vasjar purchase agreement (Refer to Note 9). Additional equity transactions during the year ended December 31, 2006 included the issuance of 200,000 shares of common stock valued at $108,000 to a consultant for services related to developing a marketing strategy for products currently sold by the Company, 312,500 shares of common stock valued at $156,563 issued to consultants for investor relations and product marketing services, and the issuance of 100,000 shares of common stock valued at $63,900 to compensate two directors of the Company in the form of directors’ fees.

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

In December 2003, the Company issued 1,400,000 common stock warrants with an exercise price of $0.25 per share and an expiration date of December 2006, to three consultants for providing services. During 2006 the Company received notice from a warrant holder of their intention to exercise 200,000 warrants. The funds relating to the exercise of these warrants were not received until January 2007 and accordingly the expiry date for these warrants was extended to that date. In addition, the holders of 300,000 warrants gave the Company notice of their intention to exercise their warrants however no funds have been received relating to the exercise of these warrants. The expiry date relating to these 300,000 warrants was extended to April 2007 at which time the warrants were not exercised. These warrants contained provisions which provided for an automatic cashless exercise feature that required the Company to issue 73,780 shares common stock to the holder of these warrants. The remaining warrants expired December 1, 2006.

In December 2006, the Company completed a private placement of 7,944,150 units at a price of $0.50 per unit for total proceeds of $3,972,075. Each unit consists of one share of common stock and one common stock warrant. One warrant entitles the holder to purchase one additional common share at a price of $0.75 per share at any time until the close of business on December 15, 2008. After six months from the date of issue, the warrants shall be deemed exercised, in accordance with their terms, if at any time prior to their expiry the weighted average trading price of the Company's common shares as traded on the NASD OTC Bulletin Board for the previous ten (10) trading days is at least $1.50 per share. In the event that the aggregate exercise price for the warrants is not tendered to the Company within 30 days of their deemed exercise, at the option of the Company, such warrants will be deemed cancelled

In December 2007, the Company completed a private placement of $400,000 in debentures which had 800,000 common stock warrants attached. One warrant entitles the holder to purchase one common share at a price of $0.50 per share for two years from the date of issue of the warrant. The following table reflects the continuity of warrants: During the year ended December 31, 2007, the Company issued a combined total of 526,391 (2006 - 1,276,390) warrants to purchase common shares. Changes in the number of warrants outstanding are summarized as follows:

	December 31, 2007		December 31, 2006
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Warrants	Price	Warrants	Price
Warrants, beginning of year	9,819,150	$0.66	5,929,334	$0.27
Granted	2,202,301	0.49	8,319,150	0.74
Exercised	(200,000)	0.25	-	-
Expired	(300,000)	0.25	(4,429,334))	0.29
Warrants, end of year	11,521,451	$0.68	9,819,150	$0.66

The weighted average remaining contractual life of the warrants is 12 months.

NOTE 12 – STOCK OPTIONS

During the year ended December 31, 2007, the Company issued a combined total of 526,391 (2006 - 526,390) options to purchase common shares to officers. Changes in the number of stock options outstanding are summarized as follows:

	December 31, 2007		December 31, 2006
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Options	Price	Options	Price
Outstanding, beginning	2,853,271	$0.55	2,326,881	$0.56
Granted and vested	2,263,978	0.49	526,390	0.51
Outstanding, ending	5,117,249	$0.53	2,853,271	$0.55

The weighted average remaining contractual life of the options is 31 months.

The fair value of stock option grants during the years ended December 31, 2007 and 2006 were calculated using the Black-Scholes option pricing model incorporating the following weighted average assumptions:

	2007	2006
Risk free interest rate	4.0%	4.0%
Expected dividend yield	Nil	Nil
Expected stock price volatility	111%	117%
Expected average option life	2 to 5 years	2 to 4 years
Weighted average grant date fair value per option	$ 0.36	$ 0.34

NOTE 13 – WARRANTS

The fair value of the warrants issued during the year ended December 31, 2007 and 2006 were calculated using the Black-Scholes option pricing model incorporating the following weighted average assumptions:

	2007	2006
Risk free interest rate	4.0%	4.0%
Expected dividend yield	Nil	Nil
Expected stock price volatility	111%	111%
Expected average warrant life	2 years	3 years
Weighted average grant date fair value per option	$ 0.33	$ 0.32

NOTE 14 – COMMITMENTS AND CONTINGENCIES

A. Operating Leases
The Company has long-term leases relating to office and manufacturing space in Edmonton, Alberta, Canada for approximately $8,870 per month which expires in November 2012, office space in Calgary, Alberta, Canada for approximately $6,150 per month which expires in June 2011, and manufacturing and warehouse space in Calgary, Alberta, Canada for approximately $9,400 per month which expires in August 2014. The Company also leases office space in Houston, Texas for $1,900 per month under a long-term lease agreement which expires in March 2011.

In addition, the Company has entered into lease agreements with respect to vehicles which have minimum lease payments of approximately $3,370 per month until May 2010 and a photocopier which has minimum lease payments of approximately $500 per month until December 2008. In February 2008, the Company entered into a new vehicle lease which has minimum lease payments of $857 per month until January 2012.

Annual future aggregate minimum payments under operating leases and commitments for the next five years are as follows:

Years ending December 31,
2008	$591,731
2009	520,648
2010	332,147
2011	169,378
2012	113,657
$1,727,562

Total rent expense for operating leases was $228,702 and $162,487 for the years ended December 31, 2007 and 2006, respectively.

B. Ellycrack

In October 2006, the Company entered into an agreement with a Canadian research and development organization to provide facilities and other resources necessary to test the Ellycrack pilot plant under long-term usage. These tests are necessary in order to determine the potential commercial feasibility of this process and what, if any, modifications will be required to the design of a commercially viable plant. Under the terms of this agreement, the Company is required to pay a minimum fee of approximately $18,720 (CAD $18,500) per month commencing October 2007 for the provision of technical and research assistance and related services as well as facility rental for a period of twenty-four months. Upon signing the agreement the Company paid a deposit in the amount of $182,160 (CAD $180,000) which is included in prepaid expenses and advances.

C. Common shares

The Company has committed to issue common shares in settlement of the Vasjar agreement, related party loans, registration right payments as disclosed in notes 9, 11 and 15.

NOTE 15 - RELATED PARTY TRANSACTIONS

Related Party Transactions

Summary of related party transactions as follows for the years ended December 31, 2007 and 2006:

	2007	2006
Stock-based compensation paid or accrued to directors of the Company	$273,300	$84,494
Interest accrued on note payable to AHC Holdings Inc. (“AHC”)	$40,000	$21,370
Consulting fees accrued to AHC	$260,000	$130,000

AHC is a private company beneficially owned and controlled by a director of the Company.

Note Payable
On June 20, 2006, the Company entered into an agreement with AHC, under which AHC would lend the Company $500,000. AHC is a private company beneficially owned and controlled by a director of the Company. The loan is structured as a promissory note that is unsecured, bears interest at the rate of 8% per annum and is due on demand. The outstanding balance of $500,000 and the related accrued interest of $61,370 (December 31, 2006 – $21,370) are included in due to related parties.

Consulting Agreement
The Company has entered into a month-to-month agreement with AHC, under which AHC provides consulting services to the Company at a rate of $21,667 per month. The outstanding balance of $390,000 is reflected in due to related parties.

Related Party Notes Payable
As of December 31, 2004, the Company had borrowed $1,924,681 including accrued and unpaid interest from AHC with a fair value of $1,924,681. Based on this valuation, the Company agreed to issue units of the Company in full settlement of the debt and accrued interest. Each unit consists of one common stock share and one common stock share purchase warrant (the "Warrant(s)") each of which may be exercised at any time up to June 30, 2008 as follows:

a)	if exercised on or before June 30, 2008, the holder of each Warrant shall be entitled to purchase one common share for $1.00; and

b)	thereafter until to June 30, 2009, the holder of each Warrant shall be entitled to purchase one common share for $2.00.

As of December 31, 2007, these units had not yet been issued and the settlement of this debt is subject to further negotiations.

The amounts due to AHC at December 31, 2007 and 2006 were as follows:

	2007	2006
Note payable -	$1,924,681	$1,924,681

NOTE 16 – INCOME TAXES

At December 31, 2007, the Company had net deferred tax assets calculated at an expected combined rate of 41.5%, 34% for federal purposes, and an effective rate of 7.5% for state purposes, of approximately $7,022,000 principally arising from net operating loss (“NOL”) carryforwards for income tax purposes. As management of the Company cannot determine that it is more likely than not that the Company will realize the benefit of the net deferred tax asset, a valuation allowance equal to the net deferred tax asset has been established. The significant components of the net deferred tax assets were as follows at December 31:

	2007	2006
Available NOL carryforwards	$17,375,000	$15,000,000
Deferred tax asset	$7,022,000	$6,253,000
Deferred tax asset valuation allowance	$(7,022,000)	$(6,253,000)

At December 31, 2007, the Company has NOL carryforwards of approximately $17,375,000, which expire in the years 2008 through 2027. The increase in the allowance account from December 31, 2006 to December 31, 2007 was $769,000.

The Company has not filed income tax returns for several years for the consolidated group in the United States and Canada. Both taxing authorities prescribe penalties for failing to file certain tax returns and supplemental disclosures. Upon filing there could be penalties and interest assessed. Such penalties vary by jurisdiction and by assessing practices and authorities. As the Company has incurred losses since inception there would be no known or anticipated exposure to penalties for income tax liability. However, certain jurisdictions may assess penalties for failing to file returns and other disclosures and for failing to file other supplementary information associated with foreign ownership, debt and equity positions. Inherent uncertainties arise over tax positions taken, or expected to be taken, with respect to transfer pricing, inter-company charges and allocations, financing charges, fees, related party transactions, tax credits, tax based incentives and stock based transactions.

Management has considered the likelihood and significance of possible penalties associated with its current and intended filing positions and has determined, based on their assessment, that such penalties, if any, would not be expected to be material.

NOTE 17 – SUBSEQUENT EVENTS

In January 2008, the Company received $50,000 from the issuance of a short-term non-convertible debenture. This debenture carries the same terms and conditions as the short non-convertible debentures described above in Note 10.

Subsequent to the year end, the Company received $800,000 in proceeds in exchange for a note payable bearing interest at 10% per annum, unsecured, and due on demand.

In January 2008, the Company issued 1,250,000 common shares relating to the private placement and warrant subscriptions.

NOTE 18 – ACQUISITIONS

Strategic Decision Sciences USA Inc.
On September 11, 2007, the Company completed an Agreement and Plan of Merger (the “Merger Agreement”) with Strategic Decisions Sciences USA Inc. (“SDS”) and Scott Shemwell, who was the sole shareholder of SDS and who is the current Chief Operating Officer of the Company The transaction was structured as a merger of SDS into Wescorp in accordance with the applicable provisions of the Delaware General Corporation Law (the “Merger”), with Wescorp remaining as the surviving entity following the Merger. Under the terms of the Merger Agreement, all shares of SDS common stock issued and outstanding immediately prior to the effective time of the Merger were converted into, and exchanged for, the right to receive 2,000,000 shares of the Company’s common stock. At the date of this transaction the Company’s shares had a closing trading price of $0.50. As these shares are restricted and represent a large block of shares they were valued at 80% of the closing trading price or $0.40 which is equal to $800,000.

In connection with the Company’s acquisition of SDS, the Company acquired the NAVIGATOR Process Management Solution, a collaborative solution that manages the interactions of people, processes and equipment in complex oil and gas field operations. The NAVIGATOR Process Management Solution has been developed internally by SDS. As this transaction was with a related party the value of the NAVIGATOR Process Management Solution has been recorded as “Research and development acquired” in the accompanying financial statements. SDS had no liabilities as of the date it was acquired.

FEP Services Inc.
On December 18, 2007, the Company completed an agreement to purchase assets and intellectual property from FEP Services Inc. (“FEP”). Under the terms of the agreement the Company issued 13,900,000 shares of common stock valued at $6,282,800, assumed a Promissory Note Payable in the amount of $2,665,000, and assumed trade payables from FEP in the amount of $240,809 which included cash advances of $148,260 by the Company prior to the closing of the agreement. In addition the Company transferred its investment in Oilsands consisting of 470,143 shares to FEP at an agreed value of $2,192,277. The fair value of the Promissory Note Payable was computed as $2,183,635.

In exchange the Company acquired the following:

Cash	$16,471
Accounts receivable	$121,349
Equipment	$589,700
Research and development	$10,168,821
Expensed Equipment	$3,180
Total consideration paid	$10,899,521

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 8A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

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

Management’s Annual Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of our company’s financial reporting for external purposes in accordance with United States accounting principles generally accepted. Our internal control over financial reporting includes (i) maintaining records that in reasonable detail accurately and fairly reflect our transactions and dispositions of our assets; (ii) providing reasonable assurance that transactions are recorded as necessary for preparation of our financial statements in accordance with generally accepted accounting principles; (iii) providing reasonable assurance that receipts and expenditures are made in accordance with authorizations of management and our directors; and (iv) providing reasonable assurance that unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements would be prevented or detected on a timely basis. Because of its inherent limitations, internal control over financial reporting may not provide absolute assurance that a misstatement of our financial statements would be prevented or detected.

In order to evaluate the effectiveness of internal control over financial reporting as required by Section 404 of the Sarbanes-Oxley Act, management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework and criteria established in Internal Control – Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation. Based upon that evaluation, we have concluded that, as at December 31, 2007, internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as described below. This was due to deficiencies that existed in the design or operation of our internal control over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that the Company’s management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee and lack of a majority of independent directors on the Company’s board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; (3) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; (4) ineffective controls over period end financial disclosure and reporting processes and (5) ineffective controls over physical inventory.

The aforementioned material weaknesses were identified by the Company’s Chief Executive Officer and Chief Financial Officer in connection with the audit of our financial statements as of December 31, 2007 and these findings were reported to our management and board of directors. Management of the Company believes that the material weaknesses set forth in (2), (3) and (4) above did not affect the Company’s financial results. However, management believes that the lack of a functioning audit committee and a lack of a majority of independent directors on the Company’s board of directors resulting in the ineffective oversight in the establishment and monitoring of required internal controls and procedures can result in material deficiencies in the Company’s determination to its financial statements for future years. A material weakness in (5) above could result in a material misstatement in the financial results for the company.

We are committed to improving our financial organization. As part of this, we will create a position to segregate duties consistent with control objectives and will increase our personnel resources and technical accounting expertise within the accounting function when funds are available to the Company by doing the following: i) appointing one or more independent directors to our board of directors who shall additionally be appointed to the audit committee of the Company resulting in a fully functioning audit committee who will undertake the oversight in the establishment and monitoring of required internal controls and procedures; and ii) preparing and implementing sufficient written policies and checklists which will set forth procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements.

The Company management is also committed to improving control over the inventory function. To this end, we are hiring new staff for the position. We are also analyzing other possible solutions, including restricting physical access to the inventory items, improving the reporting function for inventory, and performing additional and more frequent physical and numeric checks to inventory. Management believes that this will improve the inventory function sufficiently to address any future internal control concerns.

Management believes that the appointment of one or more independent directors, who shall be appointed to a fully functioning audit committee, will remedy the lack of a functioning audit committee and a lack of a majority of independent directors on the Company’s board. In addition, management believes that preparing and implementing sufficient written policies and checklists will remedy that following material weaknesses: (i) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of the US GAAP and SEC disclosure requirements; and (ii) ineffective controls over period end financial close and reporting processes.

Further, management believes that the hiring of additional personnel who have the technical expertise and knowledge will result in the proper segregation of duties and provide more checks and balances within the department. Additional personnel will also provide the cross training needed to support the Company if personnel turn-over issues within the department occur. This, coupled with the appointment of additional independent directors will greatly decrease any control and procedure issues that the Company may encounter in the future.

We will continue to monitor and evaluate the effectiveness of our internal controls and procedures and our internal controls over financial reporting on an ongoing basis and are committed to taking further action and implementing additional enhancements or improvements, as necessary and as funds allow. This annual report does not include an attestation report of the Company’s registered public accounting firm pursuant to the temporary rules of the Securities and Exchange Commission.

ITEM 8B. OTHER INFORMATION

On September 13, 2007 and December 19, 2007 respectively, we entered into two letter agreements (the “Third Party Letter Agreements”) with the same third party. The Third Party Letter Agreements are attached hereto as Exhibits 10.10 and 10.11, respectively, and are incorporated herein by reference. Pursuant to the Third Party Letter Agreements, as a result of the third party’s purchase of certain obligations that Wescorp had to the former Vasjar shareholders under the purchase agreements with the former Vasjar shareholders, Wescorp and the third party agreed that Wescorp would pay the third party 3,654,750 shares of restricted common stock of Wescorp in full settlement of the debt owed under Tranche 2, Stage Two of the purchase agreements. Wescorp issued the 3,654,750 restricted shares to the third party on or before December 18, 2007.

In November 2006 the Company amended and restated its bylaws. These amendments were effective in November 2006, and the changes include a number of changes related to notice provisions, as well as the following changes:

  The amended and restated bylaws permit the Company to determine the record date for stockholders entitled to vote at a meeting no more than sixty nor less than ten days before the day of the meeting. The Company’s previous bylaws permitted the record date to be determined no more than forty-five days before a meeting.

  Under the amended and restated bylaws quorum shall exist at a meeting of stockholders if forty percent of the outstanding shares of the Company are present in person or represented by proxy. The Company’s previous bylaws permitted a quorum if thirty percent of shares were represented in person or by proxy.

  The amended and restated bylaws include provisions regarding how stockholders can introduce proposals at the annual meeting. The Company’s previous bylaws did not include such a provision.

A copy of the amended and restated bylaws is attached hereto as Exhibit 3.2.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The following table sets forth the names, ages and positions of the current directors and executive officers of the Company. Each director shall serve as a director until he resigns or his successor is duly elected or appointed. A description of each individual’s business background follows.

Name	Age	Position
Doug Biles	61	Director, President and CEO
Terry Mereniuk	48	Director and CFO
Scott Shemwell	59	Chief Operating Officer
John Anderson	44	Director, Secretary and Treasurer
Alfred Comeau	61	Director
Steve Cowper	69	Director and Chairman of the Board
Robert Nicolay	52	Director
Mark Norris	46	Director

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

Mr. Mereniuk received his B. Comm. from the University of Alberta in 1981 and is a Chartered Accountant and Certified Management Consultant with 25 years experience primarily in the areas of finance, financial structuring, taxation, internal reporting and external reporting.

Dr. Scott Shemwell

Dr. Scott Shemwell was appointed as our Chief Operating Officer in October 2006. Dr. Shemwell has over 25 years experience in the turnaround and transformation process for global S&P 500 organizations as well as start-up and professional service firms. Dr. Shemwell’s specific experience includes executive management, information management, mergers and acquisitions, change management and international business. Prior to joining Wescorp, Dr. Shemwell was a senior advisor to major energy companies where he emphasized “lean energy” concepts and was the President of Strategic Decision Sciences, LLC, a consulting company specializing in business analytics and risk mitigation. From 2001 to 2003, Dr. Shemwell directed Oracle’s Energy Practice as Vice President, in which role he was responsible for driving the strategic direction and business development efforts for the firm’s global energy and chemical business sectors. Dr. Shemwell also was the business unit head for Halliburton Energy Services IT Produce Service/Line as well as other senior positions from 1989 to 1997 during which Dr. Shemwell was involved with more than $5 billion in mergers, acquisitions, and divestitures. Notably, he was the Chairman of Halliburton Energy Services’ Landmark Graphics Acquisition Team in 1996. Dr. Shemwell also served as Senior Field Engineer for Schlumberger and as Managing Director for the Solutions Group (Energy Division) of EDS/MCI Systemhouse from 1997 to 1999.

Dr. Shemwell holds a Doctorate of Business Administration from Nova Southeastern University in 1996, a Master of Business Administration from Houston Baptist University in 1981 and a Bachelor of Science (Major in Physics) from North Georgia College in 1970. He has been an adjunct professor at a Houston area university MBA program where he taught finance and international finance.

Mr. John Anderson

John Anderson has served as a director since October 4, 2001, and has served as our Secretary and Treasurer since April 24, 2003. Mr. Anderson was our President and CEO from March 31, 2003 until Mr. Biles’ appointment on May 28, 2004. Mr. Anderson has over eighteen years’ experience in financial consulting, investor relations, and real estate management positions. He is currently the founder and General Partner in Aquastone Capital Partners LLC, a U.S. private Gold and Special Situations fund out of New York. In addition he is the President of Axiom Consulting Corp. which specializes in financial consulting with small – mid cap companies in the resource sector He is also a director on the board of Eternal Energy Corp., an energy company holding oil & gas exploration licenses in Nevada and the North Sea, and Strategic Resources Ltd, which is engaged in mineral exploration in Latin America.

Mr. Anderson holds a B.A. from the University of Western Ontario.

Mr. Alfred Comeau P. Eng.

Mr. Comeau has served as a director since March 5, 2003. From 1976 to 2002, Mr. Comeau was the President and CEO of AHC Holdings Inc. (AHC), a private company owned by himself and his spouse. AHC, ~~(~~through its predecessor corporation, A. Comeau & Associates Ltd., was an electrical engineering firm with over 100 employees, specializing in the design and installation of electrical and instrumentation control systems for various processing plants in the petroleum and petrochemical industries. In April 2002, he sold his interest in the company to a large public entity focused in the petroleum industry.

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

Mr. Robert M. Nicolay

Mr. Nicolay was appointed as a director on May 1, 2006. Mr. Nicolay is Vice-President, Business Development for Pengrowth Management Limited, one of Canada‘s premier oil and natural gas energy trusts. He is also President of Aurora Borealis Management, an Alberta-based firm providing corporate governance, energy investment, operations analysis and strategic development and execution advisory services for public, private and government energy corporations. Mr Nicolay was formerly the President and CEO of the Calgary Olympic Development Association, a not-for-profit society providing facilities and venues for Olympic and high performance athletes to train, develop, and compete.

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

Mr. Nicolay currently is a director of Regal Energy Ltd., governor of the Calgary Petroleum Club and director for the Canadian Sport Centre. He also serves on the Advisory Council for the Canadian Defense and Foreign Affairs Institute and the Haskayne Business School at the University of Calgary.

Mr. Nicolay received a Master of Business Administration (with Honors) in 1995, a Banff School of Advanced Management (Resident) Diploma in 1987 and a Bachelor of Commerce in 1980. In 2005 he received the Institute-Certified (Corporate) Director Designation (ICD.D) through the Institute of Corporate Directors, the Rotman School of Management (University of Toronto) and the Haskayne Business School (University of Calgary).

Mr. Mark Norris

Mark Norris was appointed as a Director on March 7, 2007. He is currently President of GLG Consulting Ltd, an Alberta based political and public policy think tank. From 2001 to 2004, he was the Minister of Economic Development in the Alberta Government. Prior to this, he owned and operated several successful businesses in Alberta.

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

Code of Ethics

The Company endeavors to adhere to provide assurances to outside investors and interested parties that the Company’s officers, directors and principal financial officer adhere to a reasonably responsible code of ethics. On November 20, 2006, we adopted a Code of Ethics, which applies to all officers, directors, and employees of the Company. The Code of Ethics is attached hereto as Exhibit 14.1. The Company shall provide any person without charge, a copy of our Code of Ethics, which may be requested by contacting Leanne Conley (Human Resources department)

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), requires the Company’s directors, executive officers and holders of more than 10% of the Company’s common stock to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company. Except as set forth below, the Company believes that during the year ended December 31, 2007, its officers, directors and holders of more than 10% of the Company’s common stock complied with all Section 16(a) filing requirements. In making these statements, the Company has relied solely upon its review of copies of the Section 16(a) reports filed for the fiscal year ended December 31, 2007 on behalf of the Company’s directors, officers, and holders of more than 10% of the Company’s common stock. Based upon this review, we believe the following persons either filed certain Sec. 16(a) forms late or they were omitted and the material was to be filed in the Form 5 filed for the fiscal year ended 2007: (i) Mr. Biles inadvertently filed three late Form 4s; and (ii) Mr. Norris inadvertently filed one late Form 3 and one late Form.

ITEM 10. EXECUTIVE COMPENSATION

The following table sets forth information with respect to the annual and long-term compensation for the last two fiscal years for our President and Chief Executive Officer and our other executive officers, including former executive officers and executive officers of our wholly owned and controlled subsidiaries during the fiscal years ended December 31, 2007, and 2006.

Summary Compensation Table

Change in
Pension
Value and
Nonqualified
											Non-Equity		Deferred
Name and							Stock		Option		Incentive Plan		Compensation		All Other
Principal							Awards		Awards		Compensation		Earnings		Compensation		Total
Position	Year		Salary ($)		Bonus ($)		($)		($)(3)		($)		($)		($)		($)
Doug Biles, President, Chief Executive Officer (1)	2007 2006	$ $	141,197 120,000	$ $	- -	$ $	- -	$ $	222,800 84,494	$ $	- -	$ $	- -	$ $	- -	$ $	363,997 204,494

Scott Shemwell, COO	2007 2006	$ $	48,000 -	$ $	- -	$ $	- -	$ $	134,900 -	$ $	- -	$ $	- -	$ $	- -	$ $	182,900 -

Terry Mereniuk, CFO (2)	2007 2006	$ $	84,132 79,381	$ $	- -	$ $	- -	$ $	- -	$ $	- -	$ $	- -	$ $	- -	$ $	84,132 79,381

(1)

Mr. Biles, President, and CEO received a salary for the period January 1, 2007 to August 31, 2007 in the amount of $80,000. For the period September 1, 2007 to December 31, 2007 he received in the amount of CAD $60,000, which was translated at an average rate of exchange for the period of 1.019947.

(2)

Mr. Mereniuk, CFO, received a salary for the year ended December 31, 2007 in the amount of CAD $90,000 translated at an average rate of exchange for the year of 0.9348. He also received a salary for the 2006 fiscal year in the amount of CAD $90,000, which was translated at an average rate of exchange for the year of 0.882008.

(3)

Amounts set forth in this column reflect the amounts expensed by the Company pursuant to Financial Accounting Standards Board Statement of Financial Accounting Standards No. 123 (revised 2004), Share- Based Payment, as modified or supplemented (“FAS 123R”).

Employment Agreement with our Chief Executive Officer

On September 7, 2007, we entered into an employment agreement with Douglas E. Biles (the “Biles Employment Agreement”), effective September 1, 2007. Pursuant to the Biles Employment Agreement, Mr. Biles will continue to be employed as our Chief Executive Officer for a two-year period commencing on September 1, 2007 and ending on August 31, 2009. The Biles Employment Agreement shall automatically be extended for a further two-year period unless Mr. Biles or the Company serves written notice at least ninety days prior to the end of the original two-year period. Mr. Biles will be entitled to a gross annual salary of CAD $180,000 or such other amount as shall from time to time be agreed upon between the parties.

In connection with the Biles Employment Agreement, the Corporation also agreed to execute a stock option agreement granting Mr. Biles 1,200,000 shares of Wescorp common stock, of which 400,000 shares vested immediately upon execution of the Biles Employment Agreement, and 400,000 shares will vest on the first and second anniversary dates of the Biles Employment Agreement. The exercise price of these options is $0.501 per share, which was the closing market price of the shares on the NASD Over the Counter Bulletin Board as of September 7, 2007. These options shall expire five years following the vesting date.

In the event Mr. Biles is terminated without cause or we serve notice to Mr. Biles that we do not wish to renew the Biles Employment Agreement, then we will pay Mr. Biles an amount equal to two times his highest annual base salary and bonus, if any, for the past three years of his employment with us. We further agreed to pay Mr. Biles an additional amount equal to two times his highest annual base salary for the past three years of his employment with us upon termination without cause or notice by us that we do not wish to renew the Biles Employment Agreement as compensation for the loss of opportunity to obtain additional stock options.

Employment Agreement with our Chief Operating Officer

On September 7, 2007, we entered into an employment agreement with Scott M. Shemwell (the “Shemwell Employment Agreement”), effective September 1, 2007. Pursuant to the Shemwell Employment Agreement, Mr. Shemwell will continue to be employed as our Chief Operating Officer for a two-year period commencing on September 1, 2007 and ending on August 31, 2009. The Shemwell Employment Agreement shall automatically be extended for a further two-year period unless Mr. Shemwell or the Company serves written notice at least ninety days prior to the end of the original two-year period. Mr. Shemwell will be entitled to a gross annual salary of $144,000 per annum or such other amount as shall from time to time be agreed upon between the parties.

In connection with the Shemwell Employment Agreement, we also agreed to execute a stock option agreement granting Mr. Shemwell 1,000,000 shares of Wescorp common stock, of which 334,000 shares vested immediately upon execution of the Shemwell Employment Agreement, and 333,000 shares will vest on the first and second anniversary dates of the Shemwell Employment Agreement. The exercise price of these options is $0.501 per share, which was the closing market price of the shares on the NASD Over the Counter Bulletin Board as of September 7, 2007. These options shall expire five years following the vesting date.

In the event Mr. Shemwell is terminated without cause or we serve notice to Mr. Shemwell that we do not wish to renew the Shemwell Employment Agreement, then we will pay Mr. Shemwell an amount equal to two times his highest annual base salary and bonus, if any, for the past three years of his employment with us. We further agreed to pay Mr. Shemwell an additional amount equal to two times his highest annual base salary for the past three years of his employment with us upon termination without cause or notice by us that we do not wish to renew the Shemwell Employment Agreement as compensation for the loss of opportunity to obtain additional stock options.

Employment Agreement with our Chief Financial Officer

We entered into a written one-year employment agreement with Mr. Mereniuk, our Chief Financial Officer, commencing on April 1, 2005 through March 31, 2006. The agreement automatically extended for a period of one year unless the Company or Mr. Mereniuk served written notice on the other party a minimum of 90 days prior to the expiration of the initial term. Neither Mr. Mereniuk nor the Company provided the other with notice of termination during the first quarter of 2006 or 2007, and as a result, the agreement was extended through March 31, 2008. In accordance with his employment agreement, Mr. Mereniuk is entitled to receive an annual base salary of CAD $90,000 or such other amount as shall be agreed upon by the Company and Mr. Mereniuk. The annual salary shall also be subject to annual review by the Board of Directors each fiscal year end. The Company may terminate the employment agreement at any time for cause without payment of any compensation, and may terminate without cause; provided, that the Company must pay Mr. Mereniuk an amount equal to 50% of his highest annual base salary paid as a result of his employment with the Company.

Outstanding Equity Awards

DECEMBER 31, 2007 OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END TABLE

		Option Awards					Stock Awards
								Equity
								Incentive
								Plan	Equity
								Awards:	Incentive
			Equity					Number	Plan
			Incentive			Number		of	Awards:
			Plan			of	Market	Unearned	Market or
			Awards:			Shares	Value of	Shares,	Payout Value
	Number of	Number of	Number of			or	Shares or	Units	of Unearned
	Securities	Securities	Securities			Units of	Units of	or Other	Shares, Units
	Underlying	Underlying	Underlying			Stock	Stock	Rights	or Other
	Unexercised	Unexercised	Unexercised	Option		That	That	That	Rights That
	Options	Options	Unearned	Exercise	Option	Have Not	Have Not	Have Not	Have Not
	(#)	(#)	Options	Price	Expiration	Vested	Vested	Vested	Vested
Name	Exercisable	Unexercisable	(#)	($)	Date	(#)	($)	(#)	($)
Doug Biles (1)	100,000	-	-	0.45	30-Jun-08	-	-		-
Doug Biles	2,000,000	-	-	0.54	30-Nov-09	-	-		-
Doug Biles	44,858	-	-	0.67	30-Nov-09	-	-		-
Doug Biles	39,920	-	-	0.75	30-Nov-09	-	-	-	-
Doug Biles	27,276	-	-	1.10	30-Nov-09	-	-	-	-
Doug Biles	42,918	-	-	0.70	30-Nov-09	-	-	-	-
Doug Biles	33,630	-	-	0.89	30-Nov-09	-	-	-	-
Doug Biles	38,279	-	-	0.78	31-Dec-09	-	-	-	-
Doug Biles	43,478	-	-	0.69	31-Mar-10	-	-	-	-
Doug Biles	62,500	-	-	0.48	30-Jun-10	-	-	-	-
Doug Biles	50,847	-	-	0.59	30-Sep-10	-	-	-	-
Doug Biles	65,217	-	-	0.46	31-Dec-10	-	-	-	-
Doug Biles	68,182	-	-	0.44	31-Mar-11	-	-	-	-
Doug Biles	65,217	-	-	0.46	30-Jun-11	-	-	-	-
Doug Biles	45,455	-	-	0.44	30-Sep-11	-	-	-	-
Doug Biles	400,000	-	-	0.50	30-Sep-12	-	-	-	-
Doug Biles (2)	-	400,000	-	0.50	30-Sep-13	-	-	-	-
Doug Biles (3)	-	400,000	-	0.50	30-Sep-14	-	-	-	-
Scott Shemwell	334,000	-	-	0.50	30-Sep-12	-	-	-	-

		Option Awards					Stock Awards
								Equity
								Incentive
								Plan	Equity
								Awards:	Incentive
			Equity					Number	Plan
			Incentive			Number		of	Awards:
			Plan			of	Market	Unearned	Market or
			Awards:			Shares	Value of	Shares,	Payout Value
	Number of	Number of	Number of			or	Shares or	Units	of Unearned
	Securities	Securities	Securities			Units of	Units of	or Other	Shares, Units
	Underlying	Underlying	Underlying			Stock	Stock	Rights	or Other
	Unexercised	Unexercised	Unexercised	Option		That	That	That	Rights That
	Options	Options	Unearned	Exercise	Option	Have Not	Have Not	Have Not	Have Not
	(#)	(#)	Options	Price	Expiration	Vested	Vested	Vested	Vested
Name	Exercisable	Unexercisable	(#)	($)	Date	(#)	($)	(#)	($)

Scott Shemwell (4)	-	333,000	-	0.50	30-Sep-13	-	-	-	-

Scott Shemwell (5)	-	333,000	-	0.50	30-Sep-14	-	-	-	-

Steve Cowper & Associates	125,000	-	-	0.50	30-Sep-12	-	-	-	-

Steve Cowper & Associates (4)	-	125,000	-	0.50	30-Sep-13	-	-	-	-

Steve Cowper & Associates (5)	-	125,000	-	0.50	30-Sep-14	-	-	-	-

Steve Cowper & Associates (6)	-	125,000	-	0.50	30-Sep-15	-	-	-	-

Fomina Consulting Inc.	500,000	-	-	0.50	30-Sep-12	-	-	-	-

(1)	These options were granted to a company that Mr. Biles controls.
(2)	These options vest September 07, 2008.
(3)	These options vest September 07, 2009.
(4)	These options vest September 30, 2008.
(5)	These options vest September 30, 2009.
(6)	These options vest September 30, 2010.

Compensation of Directors

DECEMBER 31, 2007 DIRECTOR COMPENSATION TABLE

					Change
					in Pension
					Value and
	Fees				Nonqualified
	Earned or			Non-Equity	Deferred
	Paid in	Stock	Option	Incentive Plan	Compensation	All Other
	Cash	Awards	Awards	Compensation	Earnings	Compensation		Total
Name	($)	($)(1)	($)(1)	($)	($)	($)		($)
Steve Cowper (2)	-	$49,879	$50,500	-	-	$102,000	(3)	$202,379
Alfred Comeau	-	-	-	-	-	$260,000	(4)	$260,000
Robert Nicolay	-	$26,375	-	-	-	-		$26,375
Doug Biles (5)	-	-	-	-	-	-		-
Mark Norris	-	$18,016	-	-	-	-		$18,016

(1)	Amounts set forth in this column reflect the amounts expensed by the Company in the year, pursuant to FAS 123R.
(2)	Steve Cowper had 500,000 total options outstanding at the year end, 125,000 of which were vested, and 375,000 of which were not vested.
(3)	Steve Cowper received $102,500 in consulting fees in the fiscal year ended December 31, 2007 for services performed for the company.
(4)	Alfred Comeau received $260,000 in consulting fees in the fiscal year ended December 31, 2007 for services performed for the company.
(5)	Doug Biles had 3,927,777 total options outstanding at the year end, 3,127,777 of which were vested, and 800,000 of which were not vested.

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

Consultant Services Agreement with a Director, Mr. Steve Cowper

On September 7, 2007, we entered into a three-year consultant services agreement with Steve Cowper, a director of Wescorp (the “Cowper Agreement”), effective September 1, 2007. Pursuant to the Cowper Agreement, Mr. Cowper agreed to provide services to us as a consultant as instructed by us from time to time, primarily as a liaison and coordinator of business development (the “Services”), and will report to our Chief Executive Officer. Mr. Cowper shall provide the Services at a monthly rate of $8,500, including reimbursement for travel and associated costs. Upon execution of the Cowper Agreement, we agreed to issue 100,000 shares of Wescorp common stock that vests immediately, and to include these restricted shares in a registration statement on Form S-8 at a time and manner to be determined by us. In addition, Mr. Cowper was granted an option to purchase 500,000 shares of Wescorp common stock. The exercise price of these options is $.501 per share, which was the closing market price of the shares on the Over The Counter Bulletin Board as of September 7, 2007. These options shall expire five years following the vesting date.

Pension and Retirement Plans

Currently, we do not offer any annuity, pension or retirement benefits to be paid to any of our officers, directors or employees, in the event of retirement. Except as discussed above with respect to our employment agreements, there are also no compensatory plans or arrangements with respect to any individual named above that result or will result from the resignation, retirement or any other termination of employment with our Company, or from a change in the control of our Company.

Director Independence

The Board affirmatively determines the independence of each Director and nominee for election as a Director; however, the Board has not yet adopted an independence standard or policy. The Board is currently investigating the different policies and intends to adopt an independence policy in the near future. At this time, the Board has determined that each of the following non-employee Directors is independent and has no relationship with the Company, except as a Director and stockholder of the Company: Robert Nicolay and Mark Norris.

Compensation Committee

The Board of Directors has not delegated a Compensation Committee and has not yet determined the members of any Compensation Committee. The Company plans to identify potential candidates who have not been an officer or employee of the Company or any subsidiary of the Company, or have any relations with the Company that would require disclosure under Item 404 of Regulation S-K under the Exchange Act.

It is intended that the Compensation Committee will ultimately set the compensation for executive officers and establish compensation policies for the Company’s Chief Executive Officer and all other executive officers of the Company. Certain decisions of the Compensation Committee will be subject to approval of the Company’s Board of Directors. At this time, duties of a Compensation Committee are performed by the entire Board of Directors.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information, as of April 2, 2008 with respect to any person (including any “group”, as that term is used in Section 13(d)(3) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) who is known to the Company to be the beneficial owner of more than five percent (5%) of any class of the Company’s voting securities, and as to those shares of the Company’s equity securities beneficially owned by each its director, the executive officers of the Company and all of its directors and executive officers of the Company and all of its directors and executive officers as a group. Unless otherwise specified in the table below, such information, other than information with respect to the directors and officers of the Company, is based on a review of statements filed, with the Securities and Exchange Commission (the “Commission”) pursuant to Sections 13 (d), 13 (f), and 13 (g) of the Exchange Act with respect to the Company’s Common Stock. As of April 2, 2008, there were 75,238,223 (March 31, 2007 – 52,716,289) shares of Common Stock outstanding.

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

The table also shows the number of shares beneficially owned as of April 2, 2008 by each of the individual directors and executive officers and by all directors and executive officers as a group. All options and warrants are convertible into shares of common stock.

Beneficial Ownership Table
(Officers & Directors)
		Amount and Nature of	% of Class
Name and address	Principal Position	Beneficial Owner
Doug Biles (1) (2)	President & CEO, Director	3,295,108	4.20%
John Anderson (1) (3)	Director, Past President &	1,600,000	2.10%
	Past CEO,
	Secretary and Treasurer
Terry Mereniuk (1)	Director, CFO	1,122,000	1.49%
Alfred Comeau (1)	Director	1,300,000	1.73%
Scott Shemwell (1)(4)	Chief Operating Officer	2,434,000	3.22%
Steve Cowper (1)(5)	Director	325,000	0.43%
Robert Nicolay (1)	Director	100,000	0.13%
Mark Norris (1)	Director	200,000	0.27%
	Officers and Directors	10,376,108	12.99%
	as a Group (2)(3)(4)(5)

(1)	The address for all of our Directors and Officers is Suite 770, 435 – 4th Avenue S.W., Calgary, Alberta, Canada T2P 3A8.

(2)

The amount includes 3,073,232 of options to purchase common shares granted to Mr. Biles and exercisable within 60 days of April 2, 2008, and 100,000 of options to purchase common shares granted to an affiliate of Mr. Biles deemed to be beneficially owned by Mr. Biles.

(3)	The amount includes 1,000,000 shares exercisable in accordance with a stock purchase warrant that expires in June 2008 with an exercise price of $0.15 per share.

(4)	The amount includes 334,000 of options to purchase common shares granted to Mr. Shemwell and exercisable within 60 days of April 2, 2008.

(5)	The amount includes 125,000 of options to purchase common shares granted to Mr. Cowper and exercisable within 60 days of April 2, 2008.

Equity Compensation Plan Information

	Number of securities to be	Weighted average	Number of securities
Plan Category	issued on exercise of	exercise price of	remaining available
	outstanding options,	outstanding options,	for future issuance
	warrants and rights	warrants and rights

Equity compensation plans approved by security holders	None	None	None
Equity compensation plans not approved by security holders	16,948,224 (2) (3) (4) (5)	$0.62 per share	N/A
Total	16,948,224 (2) (3) (4) (5)	$0.62 per share	N/A

Notes:

(1)	Management intends to implement an employee stock incentive plan in 2008. The exact details have not yet been determined.

(2)	(a) As part of his two year employment contract with the Company (July 2004 though June 2006), for becoming President and CEO of both Flowstar and Wescorp, Doug Biles was entitled to a stock option for 2,000,000 shares at an exercise price of $0.54 per share expiring November 2009. Mr. Biles’ employment agreement had been extended on a monthly basis until a new one was completed in September 2007. (b) A company affiliated with Mr. Biles received 100,000 options for consulting work in a prior year. (c) His monthly salary is $10,000 per month plus $30,000 per quarter in stock options. The amount of stock options received per quarter is equal to that number of shares calculated by dividing $30,000 by the “Exercise Price”. The “Exercise Price” is the weighted average trading price of the shares traded during the last five trading days of each calendar quarter end (ending March 31, June 30, September 30, and December 31). These option agreements shall vest immediately and expire four years following their respective issue dates.

(3)

On September 7, 2007, we entered into an employment agreement with Douglas E. Biles (the “Biles Employment Agreement”), effective September 1, 2007. Pursuant to the Biles Employment Agreement, Mr. Biles will continue to be employed as our Chief Executive Officer for a two-year period commencing on September 1, 2007 and ending on August 31, 2009. The Biles Employment Agreement shall automatically be extended for a further two-year period unless Mr. Biles or the Corporation serves written notice at least ninety days prior to the end of the original two-year period. Mr. Biles will be entitled to a gross annual salary of CAD $180,000 or such other amount as shall from time to time be agreed upon between the parties.

In connection with the Biles Employment Agreement, the Corporation also agreed to execute a stock option agreement granting Mr. Biles 1,200,000 shares of Wescorp common stock, of which 400,000 shares vested immediately upon execution of the Biles Employment Agreement, and 400,000 shares will vest on the first and second anniversary dates of the Biles Employment Agreement. The exercise price of these options is $0.501 per share, which was the closing market price of the shares on the “Over The Counter Bulletin Board” as of September 7, 2007. These options shall expire five years following the vesting date.

(4)

On September 7, 2007, we entered into an employment agreement with Scott M. Shemwell (the “Shemwell Employment Agreement”), effective September 1, 2007. Pursuant to the Shemwell Employment Agreement, Mr. Shemwell will continue to be employed as our Chief Operating Officer for a two-year period commencing on September 1, 2007 and ending on August 31, 2009. The Shemwell Employment Agreement shall automatically be extended for a further two-year period unless Mr. Shemwell or the Company serves written notice at least ninety days prior to the end of the original two-year period. Mr. Shemwell will be entitled to a gross annual salary of $144,000 per annum or such other amount as shall from time to time be agreed upon between the parties.

In connection with the Shemwell Employment Agreement, we also agreed to execute a stock option agreement granting Mr. Shemwell 1,000,000 shares of Wescorp common stock, of which 334,000 shares vested immediately upon execution of the Shemwell Employment Agreement, and 333,000 shares will vest on the first and second anniversary dates of the Shemwell Employment Agreement. The exercise price of these options is $0.501 per share, which was the closing market price of the shares on the Over The Counter Bulletin Board as of September 7, 2007. These options shall expire five years following the vesting date.

(5)

(a) Although not an executive officer, as part of Mr. Dave LeMoine’s two year employment contract with the Company (October 2006 though October 2008), for becoming Vice-President of New Business, Mr. LeMoine was entitled to a stock option for 1,000,000 shares at an exercise price of $0.501 per share. This stock option agreement vested 250,000 shares on October 1, 2006, and vests 250,000 shares April 1, 2007; 250,000 shares October 1, 2007; and 250,000 shares April 1, 2008. The expiry date for each of these options is two years following each respective vesting date. (b) His monthly salary is CAD $15,000 per month plus $25,000 per quarter in stock options. The amount of stock options received per quarter is equal to that number of shares calculated by dividing $25,000 by the “Exercise Price”. The “Exercise Price” is the weighted average trading price of the shares traded during the last five trading days of each calendar quarter end (ending March 31, June 30, September 30, and December 31). These option agreements shall vest immediately and expire two years following their respective issue dates.

The above does not include shares to be issued in conjunction with the Vasjar, or Ellycrack acquisitions (See Business), although said parties or affiliates may also act as service providers after said acquisitions are affected. Also not included are conversions of debt for shares by persons who were service providers for other than goods or services. In addition, management and the Board of Directors expect to implement an employee stock incentive plan in 2008. The exact details have not yet been determined.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Related Person Transactions

On September 11, 2007, we closed the merger of Strategic Decision Sciences USA Inc. (“SDS”) with and into Wescorp. The sole shareholder of SDS was Dr. Scott Shemwell, our Chief Operating Officer. As consideration for the merger, Dr. Shemwell received 2,000,000 shares of our common stock.

On September 7, 2007, we entered into a three-year consultant services agreement with Steve Cowper, a director of Wescorp (the “Cowper Agreement”), effective September 1, 2007. Pursuant to the Cowper Agreement, Mr. Cowper agreed to provide services to us as a consultant as instructed from time to time by us, but primarily to act as a liaison and coordinator of business development (the “Services”). Under the Cowper Agreement, Mr. Cowper will provide the Services at the direction of Doug Biles, our Chief Executive Officer. Mr. Cowper shall provide the Services at a monthly rate of $8,500, including reimbursement for travel and associated costs. Upon execution of the Cowper Agreement, we agreed to issue 100,000 shares of Wescorp common stock, that vested immediately, and to include these restricted shares in a registration statement on Form S-8 at a time and manner to be determined by us. In addition, Mr. Cowper was granted an option to purchase 500,000 shares of Wescorp common stock. The exercise price of these options is $0.501 per share, which was the closing market price of the shares on the Over the Counter Bulletin Board as of September 7, 2007. These options shall expire five years following the vesting date.

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

2.6	Share Purchase Agreement dated as of January 14, 2004 between the Company and Abuelo Trust.

Exhibit
Number	Description
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

2.14

Purchase Agreement dated March 23, 2007 between the Company and 306538 Alberta Ltd. (Incorporated by reference to the Company’s Current Report on Form 8-k filed with the Commission on March 27, 2007, File No. 000-30095.)

2.15	Agreement and Plan of Merger between the Company and Strategic Decision Sciences, USA, Inc. dated as of September 5, 2007 (Incorporated by reference to Form 8-K filed on September 11, 2007.)

3.1

Restated Articles of Incorporation of the Company filed February 17, 2004. (Incorporated by reference to the Company’s Annual Report on Form 10-KSB/A filed with the Commission on May 13, 2004, File No. 000- 30095.)

3.2*	Amended and Restated Bylaws

4.1	Form of Common Stock Purchase Warrant dated March 15, 2005. (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on March 21, 2005, File No. 000- 30095.)

4.2

Certificate for 14% Secured Convertible Debenture dated April 28, 2005 (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on April 29, 2005, File No. 000- 30095.)

4.3	Form of Common Stock Purchase dated April 28, 2005. (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on April 29, 2005, File No. 000-30095.)

Exhibit
Number	Description

4.4

Addendum dated February 6, 2003 to that certain Loan Agreement dated January 28, 2003 between the Company and AHC Holdings Ltd. containing Stock Purchase Warrant (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on April 28, 2003, File No. 000- 30095.)

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

4.7

Form of Debenture Certificate 14% Redeemable Secured Debenture issued to Non-United States Residents (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on February 20, 2008.)

4.8	Form of Warrant issued to Non-United States Residents (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on February 20, 2008.)

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

10.3

License Agreement dated and effective December 1, 2001 between Flowray and Flowstar Technologies, Inc. (Incorporated by reference to the Company’s Current Report on Form 8-K/A filed with the Commission on May 12, 2004, File No. 000-30095.)

10.4	Memorandum of Understanding, dated as of September 21, 2004 between the Company and Ellycrack AS (Incorporated by reference to Form 8-K filed on September 23, 2004.)

10.5	Employment Agreement dated as of September 1, 2007 by and among the Company and Douglas Biles (Incorporated by reference to Form 8-K filed on September 21, 2007.)

10.6

Letter Agreement, dated as of November 22, 2006, between the Company and Jack Huber (Incorporated by reference to the Company’s Annual Report on Form 10-KSB filed with the Commission on April 11, 2007, File No. 000-30095.)

Exhibit
Number	Description

10.7	Employment Agreement dated as of September 1, 2007 between the Company and Scott Shemwell (Incorporated by reference to Form 8-K filed on September 21, 2007.)

10.8	Consulting Agreement dated as of September 1, 2007 between the Company and Steve Cowper (Incorporated by reference to Form 8-K filed on September 21, 2007.)

10.9

Asset Purchase Agreement, dated as of December 18, 2007, by and among Wescorp Technologies Ltd., FEP Services Inc., Kyle Plante and Norman Plante (Incorporated by reference to Form 8-K filed on December 21, 2007.)

10.10	September 13, 2007 Letter Agreement between the Company and Jack Huber regarding the retirement of certain debt.

10.11	December 19, 2007 Letter Agreement between the Company and Jack Huber regarding the retirement of certain debt.

14.1	Code of Ethics (Incorporated by reference to the Company’s Annual Report on Form 10-KSB filed with the Commission on April 11, 2007, File No. 000-30095.)

21.1*	Schedule of Subsidiaries of the Company*

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 *	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

The aggregate fees billed by such firm for each of the last two fiscal years for professional services rendered by the Company's principal accountants for the years indicated have been:

		AUDIT-RELATED
	AUDIT FEES	FEES	TAX FEES	ALL OTHER FEES
2006	$95,316	$-	$-	$-
2007	$99,000 (estimated)	$-	$-	$-

The only services performed by our auditors have been for audit services and review of filings where such review is required. Audit fees for 2005 include services provided by Williams for the review of the filings for the 10-QSBs for that year in addition to the audit fees charged by DMCL. Audit fees for 2006 and 2007 include services provided by DMCL for the review of the filings for the 10-QSBs for those years. We do not intend to utilize our current auditors for certain tax-related services in 2007.

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

Date: May_14, 2008

In accordance with the Exchange Act this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Terry Mereniuk
Terry Mereniuk, Chief Financial Officer and Director
(Principal Accounting Officer)

Date: May 14, 2008

By: /s/ John Anderson
John Anderson, Secretary / Treasurer and Director

Date: May 14, 2008

By: /s/ Alfred Comeau
Alfred Comeau, Director

Date: May 14, 2008

By: /s/ Steve Cowper
Steve Cowper, Director

Date: May 14, 2008

By: /s/ Robert Nicolay
Robert Nicolay, Director

Date: May 14, 2008

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

2.6	Share Purchase Agreement dated as of January 14, 2004 between the Company and Abuelo Trust.

Exhibit
Number	Description
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

2.14

Purchase Agreement dated March 23, 2007 between the Company and 306538 Alberta Ltd. (Incorporated by reference to the Company’s Current Report on Form 8-k filed with the Commission on March 27, 2007, File No. 000-30095.)

2.15	Agreement and Plan of Merger between the Company and Strategic Decision Sciences, USA, Inc. dated as of September 5, 2007 (Incorporated by reference to Form 8-K filed on September 11, 2007.)

3.1

Restated Articles of Incorporation of the Company filed February 17, 2004. (Incorporated by reference to the Company’s Annual Report on Form 10-KSB/A filed with the Commission on May 13, 2004, File No. 000- 30095.)

3.2*	Amended and Restated Bylaws

4.1	Form of Common Stock Purchase Warrant dated March 15, 2005. (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on March 21, 2005, File No. 000- 30095.)

4.2

Certificate for 14% Secured Convertible Debenture dated April 28, 2005 (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on April 29, 2005, File No. 000- 30095.)

4.3	Form of Common Stock Purchase dated April 28, 2005. (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on April 29, 2005, File No. 000-30095.)

Exhibit
Number	Description

4.4

Addendum dated February 6, 2003 to that certain Loan Agreement dated January 28, 2003 between the Company and AHC Holdings Ltd. containing Stock Purchase Warrant (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on April 28, 2003, File No. 000- 30095.)

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

4.7

Form of Debenture Certificate 14% Redeemable Secured Debenture issued to Non-United States Residents (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on February 20, 2008.)

4.8	Form of Warrant issued to Non-United States Residents (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on February 20, 2008.)

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

10.3

License Agreement dated and effective December 1, 2001 between Flowray and Flowstar Technologies, Inc. (Incorporated by reference to the Company’s Current Report on Form 8-K/A filed with the Commission on May 12, 2004, File No. 000-30095.)

10.4	Memorandum of Understanding, dated as of September 21, 2004 between the Company and Ellycrack AS (Incorporated by reference to Form 8-K filed on September 23, 2004.)

10.5	Employment Agreement dated as of September 1, 2007 by and among the Company and Douglas Biles (Incorporated by reference to Form 8-K filed on September 21, 2007.)

10.6

Letter Agreement, dated as of November 22, 2006, between the Company and Jack Huber (Incorporated by reference to the Company’s Annual Report on Form 10-KSB filed with the Commission on April 11, 2007, File No. 000-30095.)

Exhibit
Number	Description

10.7	Employment Agreement dated as of September 1, 2007 between the Company and Scott Shemwell (Incorporated by reference to Form 8-K filed on September 21, 2007.)

10.8	Consulting Agreement dated as of September 1, 2007 between the Company and Steve Cowper (Incorporated by reference to Form 8-K filed on September 21, 2007.)

10.9

Asset Purchase Agreement, dated as of December 18, 2007, by and among Wescorp Technologies Ltd., FEP Services Inc., Kyle Plante and Norman Plante (Incorporated by reference to Form 8-K filed on December 21, 2007.)

10.10	September 13, 2007 Letter Agreement between the Company and Jack Huber regarding the retirement of certain debt.

10.11	December 19, 2007 Letter Agreement between the Company and Jack Huber regarding the retirement of certain debt.

14.1	Code of Ethics (Incorporated by reference to the Company’s Annual Report on Form 10-KSB filed with the Commission on April 11, 2007, File No. 000-30095.)

21.1*	Schedule of Subsidiaries of the Company*

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 *	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Filed herewith.