Form 10-Q
period 2008-03-31
WESCORP ENERGY INC
filed 2008-05-30
CIK 1069489

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2008

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
Yes [X]    No [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule
12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [   ]    No [X]

As of May 12, 2008, the Registrant had 77,863,222 shares outstanding of its $0.0001 par value common stock.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

  THIS QUARTERLY REPORT ON FORM 10-Q CONTAINS PREDICTIONS, PROJECTIONS AND OTHER STATEMENTS ABOUT THE FUTURE THAT ARE INTENDED TO BE “FORWARD- LOOKING STATEMENTS” (COLLECTIVELY, “FORWARD-LOOKING STATEMENTS”). FORWARD-LOOKING STATEMENTS INVOLVE RISKS AND UNCERTAINTIES. A NUMBER OF IMPORTANT FACTORS COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE IN THE FORWARD- LOOKING STATEMENTS. IN ASSESSING FORWARD-LOOKING STATEMENTS CONTAINED IN THIS QUARTERLY REPORT ON FORM 10-Q, READERS ARE URGED TO READ CAREFULLY ALL CAUTIONARY STATEMENTS – INCLUDING THOSE CONTAINED IN OTHER SECTIONS OF THIS QUARTERLY REPORT AND OF OUR ANNUAL REPORT ON FORM 10-KSB FOR 2007. AMONG THOSE RISKS AND UNCERTAINTIES ARE THE FOLLOWING RISKS:
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
  OUR WATER REMEDIATION TECHNOLOGY MAY NOT RECEIVE SUFFICIENT MARKET DEMAND OR BE COMMERCIALLY SUCCESSFUL;
  OUR WESCORP NAVIGATOR MAY NOT HAVE ADEQUATE DEMAND OR BE PROFITABLE;
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

PART I - FINANCIAL INFORMATION

ITEM 1.        FINANCIAL STATEMENTS

WESCORP ENERGY INC.
CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2008	2007
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash	$325,492	$455,872
Accounts receivable, net of allowance for doubtful
accounts of $22,737 and $20,109, respectively	864,760	700,316
Inventories	846,730	754,412
Short-term investment	1,439,903	1,472,223
Prepaid expenses	285,137	274,793
TOTAL CURRENT ASSETS	3,762,022	3,657,616

EQUIPMENT, net	827,981	861,136

OTHER ASSETS
Investments	567,778	568,425
Other receivables	81,658	84,940
TOTAL OTHER ASSETS	649,436	653,365

TOTAL ASSETS	$5,239,439	$5,172,117

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$2,724,609	$2,214,392
Current portion of notes payable	2,085,728	1,086,670
Agreement payable	336,000	352,000
Due to related parties	1,026,342	951,370
Related party note payable	1,924,681	1,924,681
Debentures payable	485,275	400,700
TOTAL CURRENT LIABILITIES	8,582,635	6,929,813

NOTES PAYABLE, net of current portion	1,176,007	1,229,212

CONVERTIBLE DEBENTURES	2,250,000	2,250,000

STOCKHOLDERS' DEFICIT
Preferred stock, 50,000,000 shares authorized, $0.0001
par value; no shares issued
Common stock, 250,000,000 shares authorized, $0.0001
par value; 77,863,223 and 75,238,223 shares
issued and outstanding, respectively	7,784	7,521
Additional paid-in capital	33,727,362	32,388,025
Deferred compensation	(72,000)	(98,301)
Private placement and subscriptions	-	1,250,000
Subscription receivable	(22,500)	(22,500)
Shares issuable	182,739	221,889
Accumulated other comprehensive income (loss)	18,375	(104,809)
Accumulated deficit	(40,610,963)	(38,878,733)
	(6,769,203)	(5,236,908)

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY	$5,239,439	$5,172,117

The accompanying notes are an integral part of these consolidated financial statements.

WESCORP ENERGY INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

	Three Months Ended March 31,
	2008	2007
	(Unaudited)	(Unaudited)

REVENUES	$925,635	$817,982

COST OF SALES	494,321	427,655

GROSS PROFIT	431,314	390,327

EXPENSES
Wages and benefits	645,512	430,378
Wages stock based	14,600	100,400
Consulting	162,871	239,689
Research and development	43,601	168,285
Amortization of technology	-	129,162
Office	184,125	93,608
Advertising and investor relations	242,106	55,551
Travel	133,420	80,771
Legal and accounting	91,444	99,713
Insurance	37,626	34,185
Depreciation and amortization	72,318	22,654
Interest, finance and bank charges	133,352	19,137
Directors fees	20,342	17,488
Interest accreted on financial instruments	150,617	-
TOTAL OPERATING EXPENSES	1,931,934	1,491,021

LOSS FROM OPERATIONS	(1,500,620)	(1,100,694)

OTHER INCOME (EXPENSE)
Penalty for late delivery of shares	(240,514)	(617,672)
Foreign currency translation gain (loss)	(54,999)	(4,081)
Interest and other income	25,140	1,856
Gain on disposal of investment	37,838	-
Gain on disposition of assets	925	-
TOTAL OTHER EXPENSE	(231,610)	(619,897)

NET LOSS	$(1,732,230)	$(1,720,591)

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation gain (loss)	107,184	(28,723)
Unrealized gain on adjustment of agreement payable to fair market
value	16,000	-
Unrealized loss on available-for-sale investments	-	(465,507)
	123,184	(494,230)

COMPREHENSIVE LOSS	$(1,609,046)	$(2,214,821)

BASIC AND DILUTED NET LOSS PER SHARE	$(0.02)	$(0.03)

WEIGHTED AVERAGE NUMBER COMMON SHARES
OUTSTANDING - BASIC AND DILUTED	77,343,993	52,479,210

The accompanying notes are an integral part of these consolidated financial statements.

WESCORP ENERGY INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

							Funds		Accumulated	Total
	Common Stock						Received		Other	Stockholders'
	Number		Additional	Deferred	Shares	Subscription	for Private	Accumulated	Comprehensive	Equity
	of Shares	Amount	Paid-in Capital	Compensation	Issuable	Receivable	Placements	Deficit	Income (Loss)	(Deficit)

Balance, December 31, 2007	75,238,223	$7,521	$32,388,025	$(98,301)	$221,889	$(22,500)	$1,250,000	$(38,878,733)	$(104,809)	$(5,236,908)
Common stock issued for private placement at $0.50 per unit	2,500,000	250	1,249,750	-	-	-	(1,250,000)	-	-	-
Fair value of common stock issued for financing fees	125,000	13	62,487	-	(62,500)	-	-	-	-	-
Amortization of deferred share compensation	-	-	-	26,301	-	-	-	-	-	26,301
Foreign currency translation gain	-	-	-	-	-	-	-	-	107,184	107,184
Unrealized gain on adjustment of agreement payable to fair
market value	-	-	-	-	-	-	-	-	16,000	16,000
Stock-based compensation	-	-	14,600	-	-	-	-	-	-	14,600
Proceeds received from exercise of warrants prior to issuance	-	-	-	-	23,350	-	-	-	-	23,350
Fair value of warrants attached to debt issued in January 2008	-	-	12,500	-	-	-	-	-	-	12,500
Net loss	-	-	-	-	-	-	-	(1,732,230)	-	(1,732,230)
Balance, March 31, 2008 (Unaudited)	77,863,223	$7,784	$33,727,362	$(72,000)	$182,739	$(22,500)	$-	$(40,610,963)	$18,375	$(6,769,203)

The accompanying notes are an integral part of these consolidated financial statements.

WESCORP ENERGY INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2008	2007
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,732,230)	$(1,720,591)
Adjustments to reconcile net loss
to net cash used in operating activities:
Depreciation and amortization	72,318	22,654
Amortization of technology	-	129,162
Stock-based compensation	14,600	100,400
Interest accreted on financial instruments	150,617	-
Gain on disposition of assets	(925)	-
Gain on disposal of investment	(37,838)	-
Amortization of deferred share compensation	26,301	-
Fair value of common stock and warrants issued for services	-
Changes in operating assets and liabilities:
Accounts receivable	(164,444)	(120,026)
Inventories	(92,318)	(113,310)
Prepaid expenses	(10,344)	230,569
Accounts payable and accrued liabilities	610,217	891,204
Net cash used in operating activities	(1,164,046)	(579,938)
CASH FLOWS FROM INVESTING ACTIVITIES:
Decrease in short-term investment	32,320	-
Purchase of equipment	(57,164)	(5,511)
Proceeds from disposition of investment	38,485	-
Proceeds from disposition of assets	925	-
Cash expended on acquisition (net)	-	-
Net cash used in investing activities	14,566	(5,511)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on notes payable	(18,108)	(7,495)
Proceeds from notes payable	873,487	-
Proceeds from debentures payable	50,000	-
Increase in amounts due to related parties	74,972	79,256
Proceeds received from exercise of warrants prior to issuing shares	23,350	64,819
Proceeds from subscriptions receivable	-	85,000
Proceeds from issuance of common stock	-	50,000
Net cash provided by financing activities	1,003,701	271,580
Effect of exchange rates	15,399	(29,503)
Net increase (decrease) in cash	(130,380)	(343,372)
Cash, beginning of period	455,872	499,233
Cash, end of period	$325,492	$155,861
SUPPLEMENTAL CASH FLOW DISCLOSURES:
Cash paid for:
Interest	$55,771	$93,004
Income taxes	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

WESCORP ENERGY INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
March 31, 2008

NOTE 1 – BASIS OF PRESENTATION

These unaudited interim consolidated financial statements may not include all information and footnotes required by US GAAP for complete financial statement disclosure. However, except as disclosed herein, there have been no material changes in the information contained in the notes to the audited consolidated financial statements for the year ended December 31, 2007, included in the Company’s Form 10-KSB and filed with the Securities and Exchange Commission. These unaudited interim consolidated financial statements should be read in conjunction with the audited financial statements included in the Form 10-KSB. In the opinion of management, all adjustments considered necessary for fair presentation and consisting solely of normal recurring adjustments have been made. Operating results for the three months ended March 31, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.

NOTE 2 – INVENTORIES

The components of inventory were as follows at:

	March 31,	December 31,
	2008	2007
	(Unaudited)
Finished goods	$746,075	$724,926
Raw materials	100,655	29,486
	$846,730	$754,412

The inventory has been pledged as security for the short-term debentures

NOTE 3 – NOTES PAYABLE

During the three months ended March 31, 2008, the Company received $900,000 in exchange for notes payable which bear interest at 10%, are unsecured and due on demand. In addition, during the three months ended March 31, 2008 the company the Company received $55,487 in exchange for a note payable which does not bear any interest, is unsecured and is due on demand.

NOTE 4 – WARRANTS

In September 2007, the Company total proceeds of $1,250,000 relating to a private placement of 2,500,000 units at a price of $0.50 per unit. Each unit consists of one share of common stock and one common stock warrant. One warrant entitles the holder to purchase one additional common share at a price of $1.75 per share at any time until the close of business on September 10, 2010. On January 18, 2008, we issued 2,500,000 units of unregistered common stock in relation to this private placement.

In conjunction with the above noted private placement that closed on September 10, 2007, we paid a 10% commission. Part of this commission was paid in the form of 125,000 units that have the same terms and conditions as the private placement. These units were issued January 18, 2008.

As of March 31, 2008, the Company had the following common stock purchase warrants outstanding:

Number of shares	Exercise	Expiration
under warrants	price	date
1,000,000	$0.15	June 2008
100,000	$0.74	May 2009
7,944,150	$0.75	December 2008
532,624	$0.75	December 2008
849,677	$0.75	December 2008
275,000	$0.50	November 2009
800,000	$0.50	December 2009
100,000	$0.50	January 2010
2,625,000	$1.75	September 2011
14,246,451

The following table reflects the continuity of warrants. During the quarter ended March 31, 2008, the Company issued a combined total of 2,725,000 (March 31, 2007 - Nil) warrants to purchase common shares. Changes in the number of warrants outstanding are summarized as follows:

	March 31, 2008		December 31, 2007
	(Unaudited)
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Warrants	Price	Warrants	Price
Warrants, beginning of period	11,521,451	$0.68	9,819,150	$0.66
Granted	2,625,000	1.70	2,202,301	0.49
Exercised	-	-	(200,000)	0.25
Expired	-	-	(300,000)	0.25
Warrants, end of period	14,246,451	$0.68	11,512,451	$0.68

The weighted average remaining contractual life of the warrants is 15 months.

NOTE 5 – CONTINGENCY

On April 1, 2007, the Company was not able to deliver free-trading shares called for under Tranche 2, Stage Three, and thus the Company is required to pay the former Vasjar shareholders an additional 80,000 Wescorp common shares of the Company, compounded monthly, for each month that the shares are not delivered and will incur a charge to operations for the fair value of these common shares. The aggregate penalty shares under this stage resulted in a charge to operations of $240,514 for the quarter ended March 31, 2008 ($477,998 for the year ended December 31, 2007), based on the fair value of the shares. Through May 2008, the Company had recorded a charge to operations of $850,439 to issue an additional 2,237,999 common shares as the free-trading shares associated with Stage Three have not been issued.

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

The balance of the fair value of the 800,000 shares relating to Tranche 2, Stage Three is $336,000 and has been included in current liabilities.

NOTE 6 – GRANT RECEIVED

During the three months ended March 31, 2008, the Company received approximately $149,400 (CAD $150,000) for completing certain milestones in relation to a grant for an environmental project.

ITEM 2.        MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this Report on Form 10-Q. This discussion contains forward-looking statements reflecting our current expectations and estimates and assumptions concerning events and financial trends that may affect our future operating results or financial position. Actual results and the timing of events may differ materially from those contained in these forward-looking statements due to a number of factors, including those discussed in the “Cautionary Note Regarding Forward-Looking Statements” set forth above.

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

In short, our goal is to generate enhanced capital appreciation for our shareholders by continuing to acquire, develop, and commercialize timely effective product solutions or strategic investment opportunities for energy-related applications that generate real returns with above-average cash flow and margins. To this end, we currently have investments in five projects, including: (i) our subsidiary, Flowstar; (ii) our joint venture with Ellycrack; (iii) our Wescorp Navigator; (iv) our subsidiary Total Fluid Solutions Inc. (“Total Fluid”); and (v) our subsidiary Raider Chemical Corporation (“Raider”).

Company Background

In 2004 and 2005, the Company recorded its first operating revenue from the acquired operating businesses of Flowstar Technologies Inc. (“Flowstar”), Flowray and their affiliated companies. Flowstar produces advanced natural gas and gas liquids measurement devices based on a proprietary Digital Chart Recorder (DCR) and advanced turbine measurement technology. Flowstar DCR-based devices are self-contained, energy-efficient flow computers with turndown ratios of 40:1 or more for more precise flow measurements and volume calculations that are installed directly to the well-head. Currently, these products carry a one-year warranty and have no right of return. There is no price protection plan in place.

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

On December 18, 2007, Wescorp Technologies Ltd, our wholly-owned subsidiary, executed and closed an Asset Purchase Agreement with FEP Services, Inc. (“FEP”), pursuant to which Wescorp Technologies acquired certain rights to three different water remediation technologies and assets that we used to create two new business units - Total Fluid Solutions Inc. (“Total Fluid”) and Raider Chemical Corporation (“Raider”). (The rights owned by Total Fluid Solutions, Inc. are for North America.) The three technologies address remediating three separate contaminates in oilfield water as the result of the exploration for, and production of, oil and gas, in particular, solids and hydrocarbon:

a.

Total Fluid – Our wholly-owned subsidiary, Total Fluid, owns a North American patent for certain oil- water separation technology. We are in the process of filing a provisional patent application for additional technology which we have developed in the same area. We also own all of the intellectual property rights for a solids-oil separation technology that is not patented, but is held as a trade secret. With these technologies, we hope to be able to remediate two of the main contaminates (solids, hydrocarbon) in oilfield water as the result of exploration for, and production of, oil and gas. The technology to remove solids from the oilfield water uses a proprietary, environmentally friendly, chemical process to separate drilling solids from the water and hydrocarbon mixtures, which are found in the water as a result of drilling the wells. The solids are cleaned to a standard that allows them to be used in construction. The technology to remove hydrocarbons from the oilfield water uses a patented aeration process that is expected to reduce the hydrocarbon content from the conventional 5,000 to 30,000 parts per million range to less than 100 parts per million. The third technology, to remove salt from the oilfield water, uses a low-energy process of flash distillation to separate the salts from the water.

b.

Raider – Our wholly-owned subsidiary, Raider, designs and manufactures specialized chemicals used in the cementing and stimulation services area, within the oil and gas industry. Raider is currently making sales in Canada and is also evaluating possibly expanding operations into the US.

Our sources of revenue now include (a) continued revenues from our subsidiary, Flowstar; (b) revenues from our Wescorp Navigator division (which did not exist in the first quarter of 2007); and (c) revenues from our subsidiary, Raider (which also did not exist in the first quarter of 2007).

Results for 2007 and the first quarter of 2008 were not as strong as anticipated due to the downturn in gas drilling and exploration. Performance for Flowstar during the first quarter of 2008 was below average. Wescorp Navigator is a new business with strong potential for the future, but it may take some time for the sales to ramp up. The Raider division has shown encouraging sales considering the drilling market has been slow. Management hopes to complete the field testing of the Total Fluid unit in the third quarter, and commence sales soon thereafter. Until then, there will be no revenue from the Total Fluid operations. Overall, the Company as a whole has yet to reach profitability and during the first quarter ended March 31, 2008, we experienced negative cash flows. If we continue to experience negative cash flows, then we will have to continue to fund our operations by the issuance of new equity and/or the assumption of debt. There can be no assurances that we will be successful in these regards, which would significantly affect our ability to execute our business plan.

Although we are optimistic regarding our future operations based on our projected sales for the last three quarters of 2008, cash will be required to fund the manufacture of sufficient inventory, to finance the build up of trade accounts receivable, and to fund the startup of our water remediation technologies. Consequently, forecasting our total cash requirement is difficult at this time due to the contingent nature of the timing and volume of sales we expect over that same period. In the near future, we intend to raise additional capital by selling new equity, or incurring short-term debt, to finance the following:

  The continued expansion of Flowstar operations within our current markets and into the United States;
  The continuing development, pilot plant fabrication and field-testing of the Ellycrack technology (see below);
  The business development and expansion of the newly acquired water remediation technologies (Total Fluid and Raider), as well as Wescorp Navigator;
  The potential acquisition of possible new technologies and businesses related to our existing strategic business units, with the intent that they would add value to our overall business almost immediately upon closing; and

  Any negative cash flow resulting from operations.

Our current and future opportunities for success depend to a great extent on the continued employment of and performance by senior management and key personnel. As we continue to grow, the demands and skill sets of our senior management will change. As needed, new executives will be hired with the skill sets and experience required to enhance those areas which require specialized expertise.

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

Although the Registration Statement covering the shares became effective in January 2008, as of May 07, 2008, we had not delivered the Vasjar shares because we were involved in discussions with the former Vasjar shareholders concerning the possibility of reaching a mutually acceptable agreement regarding the number of free-trading shares for the Company to deliver under Tranche 2, Stage Three. Under the terms of the agreement, without taking into account the Company’s position that the number of shares owed should be reduced, the former Vasjar shareholders would be entitled to an additional 80,000 Wescorp common shares for each month that the shares are not delivered. Because we were unable to deliver these shares, plus the penalty shares, by October 1, 2007, the former Vasjar shareholders currently have the right to terminate their respective share purchase agreements with us. If they do so, we would no longer own Vasjar or its subsidiary, Quadra, including the intellectual property rights owned by Quadra.

With the completion of the acquisition of Vasjar, Wescorp owns, subject to Vasjar’s right to terminate the acquisition agreement, all the proprietary technology originally owned by Flowray (which was subsequently amalgamated with Flowstar) related to the DCR 900 system and other products. As at December 31, 2007, management determined that future economic benefits of the Company’s DCR technology were negligible. Therefore the balance of the value of the technology was fully impaired, resulting in an impairment loss on the Company’s DCR technology in the amount of $2,177,970 as at December 31, 2007.

Investment in Ellycrack AS

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

The MOU also provides for cancellation of the options to purchase licenses in Canada, the United States and Mexico and the institution of an obligation to build and operate a pilot plant in Canada to determine the overall economics of the technology and, subject to the viability of these economics, to market the technology on a worldwide basis. For further details see our Current Report on Form 8-K filed with the SEC on September 28, 2004.

In addition to our interest in Ellycrack through the MOU described above, the Company owns an aggregate of 724,000 shares of Ellycrack representing approximately 13% of Ellycrack's outstanding shares.

Ellycrack has developed what is believed to be a cost effective technology in which heavy oil can be upgraded to “lighter” more commercially saleable oil via a low-energy “mechanical” cracking process which can be located directly in a field environment. By upgrading heavy oil in the field, oil companies can eliminate on-site storage tanks as well as the cost associated with transporting heavy oil great distances to centralized upgraders. As such, heavy oil can be transported directly to a refinery.

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

In accordance with the MOU with Ellycrack, Wescorp and Ellycrack undertook plans to develop a pilot plant. During the third quarter of 2005 we made various improvements to core technology within the Ellycrack process in order to optimize it for the pilot plant and subsequent commercial applications. As a result of those improvements, we scheduled tests for several major energy producers who requested a demonstration of the Ellycrack process for possible consideration within their field operations as a commercial application. Those improvements and tests were very successful, resulting in a significant increase in the process’ upper limit of API upgrading. In the first quarter of 2006, a major engineering firm completed the design for a 50 to 200 barrel a day pilot plant utilizing the Ellycrack technology.

As a time saving measure, we moved the VISCOSITOR test plant from the Norwegian site at Trondheim to Canada. The decision by Wescorp and Ellycrack A/S to move the test rig to Canada, as noted above, was made in order to automate it as an approximately 20-50 barrel-per-day pilot plant and “prove out” longer term operation. It is to be housed at a major Canadian research and development organization test facility with proximity to numerous potential clients. Canadian expertise in heavy oil upgrading is known to be world class.

As part of the above mentioned agreement, the research organization has provided a building to house the test rig. Design and construction of the building is completed but is still awaiting the installation of a propane tank and electrical utilities will have to be connected before testing can commence. Water drainage options for the facility have been assessed and a purge of the building’s sump is required. A 480V transformer for our electrical steam generator was installed but not connected. Testing and automation, which will be overseen by a project engineer that Wescorp hired in 2006, are scheduled to start upon the completion of the outstanding work on the building and facilities.

Acquisition and Business of Strategic Decision Sciences USA Inc.

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

SDS focuses on the operations level and is committed to assisting its clients to achieve operational excellence. SDS’s capabilities include:

•	Research
	•	White/Position Papers
	•	Market Studies (Multi-Client and Proprietary)
	•	Workshop Facilitation
•	Assessment
	•	Risk Analysis
	•	Decisions Analysis
	•	Feasibility Studies
	•	Economic & Financial

•	Management Science
	•	Stochastic Analysis
	•	Real-Options
	•	Project ROI

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
  Merger & Acquisition “Gaming”
  Human Resource Planning
  Negotiation Management

Acquisition of Intellectual Property and Other Assets from FEP Services Inc.; Business of Total Fluid Solutions and Raider Chemical Corporation

On December 18, 2007, the Company effectively completed an agreement to purchase intellectual property and other assets from FEP. Different portions of this intellectual property and these other assets were transferred to our newly formed wholly-owned subsidiaries, Total Fluid Solutions and Raider Chemical Corporation, respectively, as described below. Under the terms of the purchase agreement, our wholly-owned subsidiary, Wescorp Technologies, assumed liabilities of approximately CAD $240,000 and delivered to FEP; (i) a two-year promissory note in the face amount of CAD $2,665,000; (ii) 13,900,000 restricted shares of common stock of Wescorp Energy; and (iii) 470,143 shares of common stock of Oilsands at an agreed value of $2,192,277. Also in connection with the Asset Purchase Agreement, Wescorp Technologies entered into a license agreement with a third party and a consulting agreement with each of Messrs. Bowhay and McCaw to provide various consulting services.

Total Fluid Solutions

Our wholly-owned subsidiary, Total Fluid Solutions, owns a North American patent for certain oil-water separation technology. We are in the process of filing a provisional patent application for technology which we have developed in the same area. We also own all of the intellectual property rights for a solids-oil separation technology that is not patented, but is held as a trade secret. With these technologies, we hope to be able to remediate two of the main contaminates (solids, hydrocarbon) in oilfield water as the result of exploration for, and production of, oil and gas.

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

Results from Operations – 2008 Compared to 2007

Three Months Ended March 31, 2008 Compared to Three Months Ended March 31, 2007

Revenues

Revenues during the quarter ended March 31, 2008 were $925,635, compared to $817,982 for the quarter ended March 31, 2007, an increase of $107,653, or 13.2%. This increase in revenue is primarily the result of the operations of our wholly-owned subsidiary Raider which was formed after we acquired assets from FEP on December 18, 2007. Revenues attributable to our wholly-owned subsidiary Flowstar were $678,991 while revenues of Raider contributed $246,644. Problems continue to be caused by reductions in well licensing, drilling activities, and capital spending which still plague the Canadian natural gas industry. Based on information published by the Canadian Association of Petroleum Producers, well licensing is down 3% and well completions are down 16% for gas wells in the first quarter of 2008 when compared to the same period for 2007.

Sales coverage for the Flowstar DCR systems has been improved through increased exposure to the upstream measurement community. During this period of time these efforts were successful in increased market awareness of the Flowstar products. We believe that these efforts will lead to increases in revenues in the future. Flowstar has been focusing its sales efforts by identifying applications and markets where the DCR system has advantages over competing products in order to increase its market share in the Canadian natural gas flow measurement market. In addition, plans are underway to further expand the existing product line being offered by Flowstar, and to find new market niches for our existing products. In 2007 we brought to market new products that enhance the communications capabilities of our DCR product line. We also intend to utilize existing client relationships to attract new customers.

Cost of Sales

As a percentage of revenues, cost of sales for the quarter ended March 31, 2008 increased to 53.4% versus 52.3% for the quarter ended March 31, 2007. Most of this increase can be attributed to the slightly lower margins achieved in the sale of product by Raider versus those margins that are realized on the sale of Flowstar products.

Expenses

Operating expenses for the quarter ended March 31, 2008 were $1,931,934 versus $1,491,021 for the quarter ended March 31, 2007, an increase of $440,913. New staff members who were hired to operate the new business formed after the acquisition of assets from FEP were the principal reasons for this increase. The largest increases in our operating expenses were in wages and benefits, advertising and investor relations, interest accreted on financial instruments, office, and interest as explained below.

In the first quarter of 2007, individuals who formerly provided consulting services to Wescorp became employees. The hiring of these individuals as well as other persons who were not previously consultants was necessary in order to provide adequate staffing for the new businesses formed after the acquisition of assets from FEP. Effective September 1, 2007, we entered into new employment contracts with Mr. Douglas Biles, President and Chief Executive Officer, and Mr. Scott Shemwell, Chief Operating Officer. We also provided merit increases in order to retain key employees. Due to these changes wages and benefits increased to $645,512 during the quarter ended March 31, 2008 versus $430,378 during the quarter ended March 31, 2007, an increase of $215,134.

Advertising and investor relations expenses rose by $186,555 to $242,106 for the quarter ended March 31, 2008 versus $55,551 reported for the quarter ended March 31, 2007. This increase is a direct result of additional costs that were incurred in the first quarter of 2008 for brand imaging and extensive promotion of the Wescorp Navigator and Flowstar product offerings. There was also an increase in the costs for investor relations as additional consultants were contracted to provide these services in the quarter ended March 31, 2008. No comparative contracts existed in the same period in 2007.

To account for the issuance of the Company’s $400,000 non-convertible debentures that include attached warrants in the fourth quarter of the year ended December 31, 2007, a beneficial conversion feature of $100,000 was recorded as a debt discount and will be amortized over the life of the debenture. An additional $12,500 was recorded as a debt discount related to a debenture issued in January 2008. As a result $56,250 in interest accretion related to the debt discount was charged to operations in the quarter ended March 31, 2008. In December 2007, an unsecured note, bearing interest at a rate of 0.0%, in the amount of approximately $2,696,980 (CAD $2,665,000) was issued. The fair value of this note was computed as $2,183,635 using an interest rate of 18.0% which represents the incremental borrowing rate of the Company. This resulted in $513,345 being recorded as a debt discount which will be amortized over the life of the note. During the quarter ended March 31, 2008, amortization of $94,367 related to the debt discount was recorded. No costs for the accretion of interest related to financial instruments was incurred in the quarter ended March 31, 2007 as there were no financial instruments that required amortization of debt discounts outstanding during that period.

We incurred interest, finance and bank charges of $133,352 for the quarter ended March 31, 2008 compared to $19,137 incurred during the quarter ended March 31, 2007. This increase of $114,215 is a direct result of new debt, in the form of a debenture in the amount of $2,250,000 incurred on June 7, 2007, short-term notes in the amounts of $100,000 incurred in December, 2007, $800,000 incurred in the quarter ended March 31, 2008, and approximately $443,225 in debentures incurred in December, 2007 and January, 2008. As these borrowings did not exist in the quarter ended March 31, 2007, no interest was incurred on these balances during the quarter ended March 31, 2007. In addition, we incurred financing fees of $31,695 in the three months ended March 31, 2008. No financing fees were incurred in the quarter ended March 31, 2007.

Office expenses for the quarter ended March 31, 2008 were $184,125 compared to $93,608 for the quarter ended March 31, 2007. The increase of $90,517 is a direct result of the increased rental space occupied to accommodate the growth in operations, including the setting up of new offices in Texas and manufacturing facilities for Raider in Canada. With the growth in operations additional costs for office supplies, telephone and other costs have been incurred. The addition of Raider has directly contributed approximately $41,000 to office expenses, and Total Fluid has contributed approximately $7,900 to office expenses.

Travel expenses during the quarter ended March 31, 2008 increased by $52,649 versus the quarter ended March 31, 2007, a direct result of the increased activity in the Ellycrack project and additional marketing of Wescorp, Flowstar, and Wescorp Navigator in international markets. The addition of Total Fluid has contributed approximately $24,000 to travel costs. The engagement of additional employees located in the U.S. has also directly added to these increases in cost.

Depreciation and amortization expense for the quarter ended March 31, 2008 was $72,318 versus $22,654 for the quarter ended March 31, 2007, an increase of $ 49,664. This increase was a direct result of the additional assets acquired pursuant to the agreement with FEP dated December 18, 2007. Additional assets were also acquired to support the increased activities related to the Wescorp Navigator division.

Insurance expense for the quarter ended March 31, 2008 was $37,626 compared to $34,185 for the quarter ended March 31, 2007. The increase in our premium for our comprehensive insurance due to our higher asset base is the primary reason for the $3,441 increase in insurance expense.

In order to strengthen the Board of Directors, the Company decided to compensate outside directors in the form of shares commencing on April 1, 2006. During the quarter ended March 31, 2008, the Company incurred $20,342 in directors’ fees compared to $17,488 for the same period in 2007. The higher costs are a direct result of a slight increase in the market price of Wescorp shares.

The above increases were partially offset by a substantial decrease in expenses related to research and development. Costs for research and development, dropped in the quarter ended March 31, 2008 to $43,601 compared to the $168,285 incurred in the quarter ended March 31, 2007. Most of this decrease can be attributed to the receipt of a grant in the amount of approximately $149,400 (CAD $150,000) to assist in the development of the water remediation technology in Total Fluid into a commercial product. Additional expenses in the amount of $31,982 to develop the Total Fluid water remediation technology were incurred in the three months ended March 31, 2008 with no corresponding expenses being incurred in the comparative period. Added costs of modifying the VISCOSITOR to be a 20 to 50 barrel-per-day pilot plant incurred in the first quarter of 2008 were approximately $7,000 less than what was incurred for the same period in 2007. Also, a grant of approximately $11,800 to partially offset these costs was received in the first quarter of 2007 with no corresponding grant money being received in 2008.

As the value of the technology that was on the books at March 31, 2007, was fully impaired at December 31, 2007 no further amortization of this asset is required. As a result, amortization of technology has decreased by $129,162.

During the quarter ended March 31, 2008, 59,524 options to purchase common shares pursuant to employment agreements for executive officers were issued. In the same period for 2007, 318,182 options to purchase common shares pursuant to employment agreements for executive officers were issued. Thus, the Company had a decrease of $85,800 in wages stock based during the three months ended March 31, 2008 to $14,600 compared to the $100,400 incurred during the three months ended March 31, 2007.

Consulting fees incurred in the current three month period in the amount of $162,871 were $76,818 lower than the $239,689 incurred in the same period for 2007. This decrease is a direct result of having fewer contracts with consultants in the quarter ended March 31, 2008 when compared to the same period in 2007. The consulting contract for our Chief Operating Officer, Mr. Scott Shemwell has been replaced with an employment agreement effective September 1, 2007. In addition two other contractors became employees effective January 1, 2008. The costs associated with the new consulting contracts that did not exist in the first quarter of 2007 were for lower amounts than those that have terminated since March 31, 2007.

Legal and accounting costs for the three months ended March 31, 2008 were $91,444, which was a decrease of $ 8,269 compared to the corresponding period of 2007. The decrease in 2008 is directly related to lower legal fees required for compliance with various regulatory filings, and for due diligence work undertaken with respect to potential business acquisitions and other contracts.

Other Income and Expenses

For the quarter ended March 31, 2008, other expenses have decreased by $388,287 from the same period in 2007.

We were not able to deliver free-trading shares called for under Tranche 2, Stage Three of the agreement to acquire Vasjar, and thus we were required to pay the former Vasjar shareholders an additional 80,000 Wescorp common shares for each month that the shares are not delivered. This resulted in an accrual of $240,514 being recorded for the quarter ended March 31, 2008, which reflects the increase in shares needed to be delivered and the closing trading price of Wescorp shares as at March 31, 2008. The financial statements for the same period in 2007 reflect the requirements for late delivery of shares as stipulated by Tranche 2, Stage Two of the agreement. In February 2007, a third party acquired the interests of the former Vasjar shareholders in connection with the share delivery requirements of Tranche 2, Stage Two. As a result, the Company owed the shares under Tranche 2, Stage Two to the third party. As of March 31, 2007, in addition to the 960,000 penalty shares incurred under the provisions of Tranche 2, Stage Two, Wescorp agreed to pay an additional 1,163,800 penalty shares to the third party. These shares were valued at a cost of $617,672.

The foreign currency loss of $54,999 for the quarter ended March 31, 2008 is a direct result of the Canadian dollar being weaker than the U.S. dollar at March 31, 2008 when compared to December 31, 2007. Wescorp has a short-tem investment of approximately $1,439,903 denominated in Canadian dollars which decreases in value as the Canadian dollar weakens against the U.S. dollar. Some of these losses are offset as many payables are denominated in Canadian dollars and as that currency weakens exchange gains result when payables are settled.

The gain on the disposal of investment is the direct result of disposing of 4.5% of the investment in Tarblaster AS.

Interest income for the three months ended March 31, 2008 is directly related to the short-term investment made in June 2007.

The gain on the disposal of assets is the direct result of disposing of assets that were completely depreciated and no longer being utilized by the Company.

Net Loss

The net loss for the quarter ended March 31, 2008 of $1,732,230 compared to a net loss of $1,720,591 for 2007 is due to the net effect of the increase in gross profit of $40,987, and a decrease of $388,287 in other expenses offset by an increase of $440,913 in operating expenses as explained above.

Continued Liquidity and Financing of Business Plan

To date, our operations have been funded by a combination of short-term debt and equity financing. Currently, cash on hand, short-term investments and collection of trade accounts receivable are our only existing sources of liquidity. In the event that we do not achieve positive cash flow from operations in 2008, we will be relying on debt and equity financings to provide our Company with sufficient capital to continue our development and operational plans. There can be no assurance that we can continue to grow, which would have a significant effect on the financial condition of our Company and our ability to effectively implement our proposed business plans.

Although we do not have any lending arrangements in place with banking or financial institutions, we intend to seek conventional bank financing for Flowstar once we redeem or effect the conversion of the outstanding short-term convertible debenture to equity as noted herein.

We are also currently in the process of arranging financing for our 2008 operations and investment plan. As part of our overall investment objectives we intend to acquire and develop one or more additional technologies in 2008. Our total anticipated funding requirement through the end of 2008 is estimated to be approximately five million dollars. We believe that if we are able to obtain this financing, of which there is no assurance, our cash balances will be sufficient to carry on normal operations for the next twelve months plus meet any cash requirements that may be needed for target investments or acquisitions. Any sale of additional equity securities, if undertaken, will result in dilution to our stockholders. There can be no assurance that additional financing, when required, will be available to us or on acceptable terms.

We anticipate that the most likely major purchases of capital assets in the next 12 months will be the expansion of Flowstar operations into the United States, and the potential acquisition of one or more new businesses and/or technologies. However, there may be additional purchases of office equipment and shop equipment for Flowstar and capital expenditures for Total Fluid and Ellycrack. Total Fluid will continue to carry out its research and development with respect to making its water remediation technologies commercially viable. Also, Flowstar will be conducting research and development in its ongoing program to maintain the competitive advantage of its products.

Off-Balance Sheet Arrangements

We have never entered into any off-balance sheet financing arrangements and have not formed any special purpose entities. We have not guaranteed any debt or commitments of other entities or entered into any options on non-financial assets.

ITEM 4T.      CONTROLS AND PROCEDURES

An evaluation was carried out under the supervision and with the participation of our management, including our Principal Financial Officer and Principal Executive Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report on Form 10-Q. Disclosure controls and procedures are procedures designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, such as this Form 10-Q, is recorded, processed, summarized and reported, within the time period specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and is communicated to our management, including our Principal Executive Officer and Principal Financial Officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on that evaluation, our management concluded that, as of March 31, 2008, our disclosure controls and procedures are effective to satisfy the objectives for which they are intended.

This quarterly report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

Change in Internal Control over Financial Reporting

Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with generally accepted accounting principles in the United States. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives. In evaluating the effectiveness of our internal control over financial reporting, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework.

There were no changes in our internal control over financial reporting identified in connection with the evaluation performed that occurred during the fiscal quarter covered by this report that has materially affected or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.        LEGAL PROCEEDINGS

None

ITEM 2.        UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On September 10, 2007, we received funds for 2,500,000 units, at a price of $0.50 per unit, for total proceeds of $1,250,000. These units we issued pursuant to a private offering under Regulation S of the Securities Act. Each unit consists of one share of common stock and a warrant to purchase one share of common stock at a price of $1.75 any time until the close of business of September 10, 2010. These units were issued on January 18, 2008. These units were issued to a non-U.S. resident outside the United States in reliance upon the exemption from registration under Regulation S of the Securities Act. This issuance qualified for exemption from registration because, among other things; (i) the units were purchased by an accredited foreign investor only; (ii) the Company did not engage in any general solicitation or advertising to market the securities; (ii) all the Company's reports filed under the Securities Exchange Act of 1934 were made available to the purchaser; (iii) the purchaser was provided the opportunity to ask questions and receive answers from the Company regarding the offering; (iv) the securities were issued to persons with knowledge and experience in financial and business matters so that he or she was capable of evaluating the merits and risks of an investment in the Company; and (v) the purchaser received “restricted securities” that include a restrictive legend on the certificate.

In conjunction with the private placement closed on September 10, 2007, we paid a 10% commission. Part of the commission was paid in the form of 125,000 units that have the same terms and conditions as the private placement. On January 18, 2008, we issued 125,000 units of unregistered common stock, for $0.50 per unit, for total proceeds of $62,500 in relation to this commission. All of the foregoing units were issued either to non-U.S. residents or companies outside the United States in reliance upon the exemption from registration under Regulation S of the Securities Act, or to “accredited investors” as defined in Rule 501 of the Securities Act in reliance upon an exemption from registration under Regulation D of the Securities Act. These issuances qualified for exemption from registration because, among other things; (i) the units were purchased by an accredited foreign investor only; (ii) the Company did not engage in any general solicitation or advertising to market the securities; (ii) all the Company's reports filed under the Securities Exchange Act of 1934 were made available to the purchaser; (iii) the purchaser was provided the opportunity to ask questions and receive answers from the Company regarding the offering; (iv) the securities were issued to persons with knowledge and experience in financial and business matters so that he or she was capable of evaluating the merits and risks of an investment in the Company; and (v) the purchaser received “restricted securities” that include a restrictive legend on the certificate.

ITEM 3.        DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our security holders during the three months ended March 31, 2008.

ITEM 5.        OTHER INFORMATION

Effective May 29, 2008, Mr. Steve Cowper announced his resignation as Chairman of the Board of Wescorp Energy Inc. (the "Company"). His resignation was not due to a disagreement with the Company on any matter relating to the Company's operations, policies, or practices. Mr. Mark Norris has been appointed as Chairman of the Board of Wescorp Energy Inc. on an interim basis.

ITEM 6.        EXHIBITS.

Exhibit
Number	Description

3.1

Restated Articles of Incorporation of the Company filed February 17, 2004 (Incorporated by reference to the Company’s Annual Report on Form 10-KSB/A filed with the Commission on May 13, 2004, File No. 000- 30095.)

3.2	Bylaws of the Company (Incorporated by reference to the Company’s Form 10SB12G filed with the Commission on March 24, 2000, File No. 000- 30095.)

4.1	Form of Common Stock Purchase Warrant dated March 15, 2005 (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on March 21, 2005, File No. 000-30095.)

4.2

Certificate for 14% Secured Convertible Debenture dated April 28, 2005 (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on April 29, 2005, File No. 000-30095.)

4.3	Form of Common Stock Purchase dated April 28, 2005 (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on April 29, 2005, File No. 000-30095.)

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

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Wescorp Energy, Inc.

Date: May 30, 2008	By: /s/ Douglas Biles
Douglas Biles
Chief Executive Officer
(Principal Executive Officer)

Date: May 30, 2008	By: /s / Terry Mereniuk
Terry Mereniuk
Chief Financial Officer
(Principal Financial and Accounting
Officer)

EXHIBIT INDEX

Exhibit
Number	Description

3.1

Restated Articles of Incorporation of the Company filed February 17, 2004 (Incorporated by reference to the Company’s Annual Report on Form 10-KSB/A filed with the Commission on May 13, 2004, File No. 000- 30095.)

3.2	Bylaws of the Company (Incorporated by reference to the Company’s Form 10SB12G filed with the Commission on March 24, 2000, File No. 000- 30095.)

4.1	Form of Common Stock Purchase Warrant dated March 15, 2005 (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on March 21, 2005, File No. 000-30095.)

4.2

Certificate for 14% Secured Convertible Debenture dated April 28, 2005 (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on April 29, 2005, File No. 000-30095.)

4.3	Form of Common Stock Purchase dated April 28, 2005 (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on April 29, 2005, File No. 000-30095.)

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

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*Filed herewith.