Form 10-Q
period 2008-06-30
WESCORP ENERGY INC
filed 2008-08-14
CIK 1069489

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2008

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

N/A
(Former name, former address and former year, if changed since last report)

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
Yes [   ]   No [X]

As of August 12, 2008 the Registrant had 77,963,223 shares outstanding of its $0.0001 par value common stock.

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

PART I - FINANCIAL INFORMATION

ITEM 1.        FINANCIAL STATEMENTS

WESCORP ENERGY INC.
CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2008	2007
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash	$233,440	$455,872
Accounts receivable, net of allowance for doubtful
accounts of $22,617 and $20,109, respectively	504,217	700,316
Inventories	778,774	754,412
Short-term investment	-	1,472,223
Prepaid expenses	271,473	274,793
TOTAL CURRENT ASSETS	1,787,904	3,657,616

EQUIPMENT, net	786,598	861,136

OTHER ASSETS
Investments	567,778	568,425
Other receivables	82,397	84,940
TOTAL OTHER ASSETS	650,175	653,365

TOTAL ASSETS	$3,224,677	$5,172,117

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$3,552,373	$2,214,392
Current portion of notes payable	1,406,581	1,086,670
Agreement payable	312,000	352,000
Due to related parties	1,101,315	951,370
Related party note payable	1,924,681	1,924,681
Debentures payable	858,032	400,700
TOTAL CURRENT LIABILITIES	9,154,982	6,929,813

NOTES PAYABLE, net of current portion	634,902	1,229,212

CONVERTIBLE DEBENTURES	2,250,000	2,250,000

STOCKHOLDERS' DEFICIT
Preferred stock, 50,000,000 shares authorized, $0.0001
par value; no shares issued
Common stock, 250,000,000 shares authorized, $0.0001
par value; 77,863,223 and 75,238,223 shares
issued and outstanding, respectively	7,784	7,521
Additional paid-in capital	33,967,327	32,388,025
Deferred compensation	(66,016)	(98,301)
Private placement and subscriptions	-	1,250,000
Subscription receivable	(22,500)	(22,500)
Shares issuable	206,299	221,889
Accumulated other comprehensive income (loss)	36,974	(104,809)
Accumulated deficit	(42,945,075)	(38,878,733)
	(8,815,207)	(5,236,908)

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY	$3,224,677	$5,172,117

The accompanying notes are an integral part of these consolidated financial statements.

WESCORP ENERGY INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007

REVENUES	$753,544	$493,622	$1,679,179	$1,311,604

COST OF SALES	400,525	300,873	894,846	728,528

GROSS PROFIT	353,019	192,749	784,333	583,076

EXPENSES
Wages and benefits	655,713	435,942	1,301,227	866,320
Wages stock based	143,000	37,200	157,600	137,600
Consulting	105,101	318,206	267,972	557,895
Research and development	480,089	98,394	523,690	266,679
Amortization of technology	-	129,161	-	258,323
Office	175,475	120,787	359,600	214,395
Advertising and investor relations	73,119	132,335	315,225	187,886
Travel	100,767	95,634	234,187	176,405
Legal and accounting	174,832	75,639	266,276	175,352
Insurance	33,924	31,120	71,550	65,305
Depreciation and amortization	73,288	23,666	145,606	46,320
Interest, finance and bank charges	271,721	62,286	405,073	81,423
Directors fees	18,434	22,244	38,776	39,732
Interest accreted on financial instruments	147,305	-	297,922	-
TOTAL OPERATING EXPENSES	2,452,768	1,582,614	4,384,704	3,073,635

LOSS FROM OPERATIONS	(2,099,749)	(1,389,865)	(3,600,371)	(2,490,559)

OTHER INCOME (EXPENSE)
Penalty for late delivery of shares	(272,790)	(121,808)	(513,304)	(739,480)
Registration rights payment	-	(424,839)	-	(424,839)
Foreign currency translation gain (loss)	16,200	(17,194)	(38,799)	(21,275)
Interest and other income	22,229	5,791	47,369	7,647
Gain on disposal of investment	-	-	37,838	-
Gain on disposition of assets	-	-	925	-
TOTAL OTHER EXPENSE	(234,361)	(558,050)	(465,971)	(1,177,947)

NET LOSS	$(2,334,110)	$(1,947,915)	$(4,066,342)	$(3,668,506)

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation gain (loss)	(5,401)	203,016	101,783	47,532
Unrealized gain on adjustment of agreement payable to fair market
value	24,000	-	40,000	-
Unrealized loss on available-for-sale investments	-	(259,204)	-	(926,247)
	18,599	(56,188)	141,783	(878,715)

COMPREHENSIVE LOSS	$(2,315,511)	$(2,004,103)	$(3,924,559)	$(4,547,221)

BASIC AND DILUTED NET LOSS PER SHARE	$(0.03)	$(0.04)	$(0.05)	$(0.07)

WEIGHTED AVERAGE NUMBER COMMON SHARES
OUTSTANDING - BASIC AND DILUTED	77,863,223	54,048,270	77,603,607	52,788,687

The accompanying notes are an integral part of these consolidated financial statements.

WESCORP ENERGY INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

							Funds		Accumulated	Total
	Common Stock						Received		Other	Stockholders'
	Number		Additional	Deferred	Shares	Subscription	for Private	Accumulated	Comprehensive	Equity
	of Shares	Amount	Paid-in Capital	Compensation	Issuable	Receivable	Placements	Deficit	Income (Loss)	(Deficit)

Balance, December 31, 2007	75,238,223	$7,521	$32,388,025	$(98,301)	$221,889	$(22,500)	$1,250,000	$(38,878,733)	$(104,809)	$(5,236,908)
Common stock issued for private placement at $0.50 per unit	2,500,000	250	1,249,750	-	-	-	(1,250,000)	-	-	-
Fair value of common stock issued for financing fees	125,000	13	62,487	-	(62,500)	-	-	-	-	-
Amortization of deferred share compensation	-	-	-	32,285	-	-	-	-	-	32,285
Foreign currency translation gain	-	-	-	-	-	-	-	-	101,783	101,783
Unrealized gain on adjustment of agreement payable to fair
market value	-	-	-	-	-	-	-	-	40,000	40,000
Stock-based compensation	-	-	157,600	-	-	-	-	-	-	157,600
Proceeds received from exercise of warrants prior to issuance	-	-	-	-	46,910	-	-	-	-	46,910
Fair value of warrants attached to debt issued in January 2008	-	-	12,500	-	-	-	-	-	-	12,500
Fair value of warrants attached to debt issued in May 2008	-	-	96,965	-	-	-	-	-	-	96,965
Net loss	-	-	-	-	-	-	-	(4,066,342)	-	(4,066,342)
Balance, June 30, 2008 (Unaudited)	77,863,223	$7,784	$33,967,327	$(66,016)	$206,299	$(22,500)	$-	$(42,945,075)	$36,974	$(8,815,207)

The accompanying notes are an integral part of these consolidated financial statements.

WESCORP ENERGY INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,066,342)	$(3,668,506)
Adjustments to reconcile net loss
to net cash used in operating activities:
Depreciation and amortization	145,606	46,320
Amortization of technology	-	258,323
Stock-based compensation	157,600	137,600
Fair value of common stock issued to pay penalty for late filing of
registration statement	-	424,839
Fair value of common stock and warrants issued for services	-	47,988
Interest accreted on financial instruments	297,922	-
Gain on disposition of assets	(925)	-
Gain on disposal of investment	(37,838)	-
Amortization of deferred share compensation	32,285	-
Changes in operating assets and liabilities:
Restricted cash	-	171,000
Accounts receivable	196,099	414,884
Inventories	(24,362)	(67,612)
Prepaid expenses	3,320	149,716
Accounts payable and accrued liabilities	1,437,981	754,369
Net cash from (used in) investing activities	(1,858,654)	(1,331,079)
CASH FLOWS FROM INVESTING ACTIVITIES:
Decrease (increase) in short-term investment	1,472,223	(1,322,367)
Purchase of equipment	(89,065)	(10,986)
Proceeds from disposition of investment	38,485	-
Proceeds from disposition of assets	18,925	-
Cash invested in other receivables	-	(28,297)
Net cash used in investing activities	1,440,568	(1,361,650)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on notes payable	(1,391,342)	(8,940)
Proceeds from notes payable	915,157	319,736
Proceeds from debentures payable	460,000	2,250,000
Increase in amounts due to related parties	149,945	156,886
Proceeds received from exercise of warrants prior to issuing shares	46,910	133,387
Proceeds from subscriptions receivable	-	85,000
Proceeds from issuance of common stock	-	50,000
Private placement issuance costs	-	(13,008)
Net cash provided by financing activities	180,670	2,973,061
Effect of exchange rates	14,984	40,625
Net increase (decrease) in cash	(222,432)	320,957
Cash, beginning of period	455,872	499,233
Cash, end of period	$233,440	$820,190
SUPPLEMENTAL CASH FLOW DISCLOSURES:
Cash paid for:
Interest	$125,041	$36,581
Income taxes	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

WESCORP ENERGY INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
June 30, 2008

NOTE 1 – BASIS OF PRESENTATION

These unaudited interim consolidated financial statements may not include all information and footnotes required by US GAAP for complete financial statement disclosure. However, except as disclosed herein, there have been no material changes in the information contained in the notes to the audited consolidated financial statements for the year ended December 31, 2007, included in the Company’s Form 10-KSB and filed with the Securities and Exchange Commission. These unaudited interim consolidated financial statements should be read in conjunction with the audited financial statements included in the Form 10-KSB. In the opinion of management, all adjustments considered necessary for fair presentation and consisting solely of normal recurring adjustments have been made. Operating results for the six months ended June 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.

NOTE 2 – NOTES PAYABLE

During the six months ended June 30, 2008, the Company received $859,328 in exchange for notes payable which bear interest at 10%, are unsecured and due on demand. In addition, during the six months ended June 30, 2008 the Company received $55,829 in exchange for a note payable which does not bear any interest, is unsecured and is due on demand which relates to the working capital adjustment pursuant to the acquisition of assets from FEP on December 17, 2007.

NOTE 3 – CONTINGENCY

On April 1, 2007, the Company was not able to deliver free-trading shares called for under Tranche 2, Stage Three, and thus the Company is required to pay the former Vasjar shareholders an additional 80,000 Wescorp common shares of the Company, compounded monthly, for each month that the shares are not delivered and will incur a charge to operations for the fair value of these common shares. The aggregate penalty shares under this stage resulted in a charge to operations of $513,304 for the six months ended June 30, 2008 ($739,480 for the six months ended June 30, 2007), based on the fair value of the shares. Through August 2008, the Company had recorded an aggregate charge to operations of $1,427,174 to issue an additional 3,243,576 common shares as the free-trading shares associated with Stage Three have not been issued.

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

The balance of the fair value of the 800,000 shares relating to Tranche 2, Stage Three is $316,000 and has been included in current liabilities.

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

a.

Total Fluid – Our wholly-owned subsidiary, Total Fluid Solutions, uses a proprietary, environmentally friendly, patented aeration process to remove hydrocarbons and solids from oilfield water,. This process reduces the hydrocarbon content from the conventional 5,000 to 30,000 parts per million range to less than 50 parts per million.

We intend to use this technology independently or in conjunction with other water remediation technologies in order to address the critical water issues facing the oil and gas industry today.

Currently our Total Fluid field testing unit is in full production at our industry sponsored production facilities, involving 120 oil and gas wells. So far this quarter, we have maintained over 90% uptime, with minimal interruptions. Our operational data has provided valuable data to our industry sponsors, allowing them to in turn to recommend technical improvements to our equipment, resulting in savings in operating costs. Since the beginning of Q2, we have demonstrated our unit to over 50 investors, clients, industry experts, and government officials. We believe that all indications are that our technology is sound and that the market opportunity is vast. We continue to work with the University of Calgary and the Canadian Environmental Technology Advancement Corporation on proving scalability and validating the technology’s use in other areas of applications.

We have filed a provisional process patent application for additional technology which we have developed in this area. We also own all of the intellectual property rights for a solids-oil separation technology that is not patented, but is held as a trade secret. With these technologies, we hope to be able to remediate two of the main contaminates (solids, hydrocarbon) in oilfield water as the result of exploration for, and production of, oil and gas. The technology to remove solids from the oilfield water uses a proprietary, environmentally friendly, chemical process to separate drilling solids from the water and hydrocarbon mixtures, which are found in the water as a result of drilling the wells. The solids are cleaned to a standard that allows them to be used in construction. The third technology, to remove salt from the oilfield water, uses a low-energy process of flash distillation to separate the salts from the water.

b.

Raider – Our wholly-owned subsidiary, Raider Chemical Corporation, designs and manufactures specialized chemicals used in the cementing and stimulation services area, within the oil and gas industry. Raider is currently making sales in Canada and is also evaluating expanding into the US.

Our sources of revenue now include (a) continued revenues from our subsidiary, Flowstar; and (b) revenues from our subsidiary, Raider (which also did not exist in the second quarter of 2007). We also have had an initial contract for a study by our Wescorp Navigator division, and we are working to develop additional revenue from this division.

Results for 2007 and the first six months of 2008 were not as strong as anticipated due to the downturn in Canadian gas drilling and exploration. Performance for Flowstar during the first half of 2008 was below average. Wescorp Navigator is a new business with strong potential for the future, but it may take some time for the sales to ramp up. The Raider division has shown encouraging sales considering the drilling market has been slow. Management hopes to complete the field testing of the Total Fluid unit in the third quarter. We have signed our first sales order for one unit to be installed prior to year-end with options for up to an additional two hundred and fifty-five units over the next five years. Until then, there will be no revenue from the Total Fluid operations. Overall, the Company as a whole has yet to reach profitability and during the second quarter ended June 30, 2008, we experienced negative cash flows. If we continue to experience negative cash flows, then we will have to continue to fund our operations by the issuance of new equity and/or the assumption of debt. There can be no assurances that we will be successful in these regards, which would significantly affect our ability to execute our business plan.

Although we are optimistic regarding our future operations based on our projected sales for the last two quarters of 2008, cash will be required to fund the manufacture of sufficient inventory, to finance the build up of trade accounts receivable, and to fund the startup of our water remediation technologies. Consequently, forecasting our total cash requirement is difficult at this time due to the contingent nature of the timing and volume of sales we expect over that same period. In the near future, we intend to raise additional capital by selling new equity, or incurring short-term debt, to finance the following:

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

Although the Registration Statement covering the shares became effective in January 2008, as of May 7, 2008, we had not delivered the Vasjar shares because we were involved in discussions with the former Vasjar shareholders concerning the possibility of reaching a mutually acceptable agreement regarding the number of free-trading shares for the Company to deliver under Tranche 2, Stage Three. Under the terms of the agreement, without taking into account the Company’s position that the number of shares owed should be reduced, the former Vasjar shareholders would be entitled to an additional 80,000 Wescorp common shares for each month that the shares are not delivered. Because we were unable to deliver these shares, plus the penalty shares, by October 1, 2007, the former Vasjar shareholders currently have the right to terminate their respective share purchase agreements with us. If they do so, we would no longer own Vasjar or its subsidiary, Quadra, including the intellectual property rights owned by Quadra.

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

Flowstar Sales Activities

In the second quarter 2008, total sales were up approximately 15% from second quarter 2007. Flowstar was awarded a project and secured a letter of intent signed by an Alberta energy producer to provide metering, communications and a web hosting solution utilizing IFMWorks for an estimated value of $800,000 for 2008. Equipment for the first phase of this project was ordered at the end of Q2, 2008, with installation to commence at the start of Q3, 2008.

The Coal Bed Methane (“CBM”) well completion was virtually unchanged from Q2, 2007 to Q2, 2008, with completions for all gas wells seeing a drop of 22%. This likely points to a long-term trend of decreasing conventional gas well production with more emphasis on unconventional sources like CBM, tight gas and shale gas. Commodity prices have remained firm in the first half of 2008 and are higher than the same period of 2007.

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

Since Wescorp’s business relationship with Ellycrack A/S started, Ellycrack has reported improved results in experiments with its “test rig” These experiments have been conducted by the prestigious Norwegian research center SINTEF. Demonstration tests for several major oil companies were done at Wescorp’s expense. This has resulted in current negotiations by Ellycrack with two major companies, to conduct further testing in Canada at their expense.

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

We have moved the VISCOSITOR “test rig” from a research center at Trondheim, Norway to Canada. This has been done in order to develop the technology under world class Canadian heavy oil expertise for the commercialization effort. The aim is to automate the test rig as an approximately 20-50 BOPD pilot plant, and “prove out” longer term operation before seeking markets for the technology.

Since arriving in Canada, the test rig was reassembled and modified at a fabrication shop in Manitoba to meet Canadian Electrical Code and other standards. Then the unit was moved to a Canadian research center where it is currently undergoing installation. Upon completion of installation, it will be subjected to a staged test program. First, the unit will be operated to duplicate conditions in Norway in order to validate proper operation. Next, a test program to gather data and improve process operations will begin.

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

A number of applications for SDS’s solutions exist, such as:

  Supply Chain & Asset Management
  Optimization of Field Operations
  Customer Acquisition Processes
  Corporate Governance & Planning
  Risk Assessment & Portfolio Management
  Information Technology ROI Assessment
  Merger & Acquisition “Gaming”
  Human Resource Planning
  Negotiation Management

NAVIGATOR Process Management Solution continues to be attractive to a variety of clients including petroleum operators and service providers. Working with a marine service partner, Wescorp has successfully tested an RFID tag attached to subsurface equipment at approximately 4,000 meters of water in the Gulf of Mexico. The purpose of this test was to assure that the tag was still attached and that it could be read when retrieved to the surface — the test was a critical success and Wescorp has several major players interested in deploying this technology to better manage remote maritime assets.

The Company has completed the first phase of the NAVIGATOR project with a Canadian heavy oil company, as previously announced March 5, 2008, and expects the project to begin full implementation during the 3rd quarter 2008.

The Company continues to develop its NAVIGATOR sales strategy, primarily in the Houston, TX market including the marine service segment, energy service companies as well as petroleum operators. NAVIGATOR is still early in its life cycle, but a lot of interest has been generated by the industry. This is evidenced by the fact that several industry media outlets have published byline articles about NAVIGATOR by Wescorp executives and a presentation was made at the Society of Petroleum Engineers sponsored 2008 Digital Energy Conference on May 21, 2008 in Houston, Texas.

While the Company believes that NAVIGATOR provides customers a great deal of value, initial sales have been slower than expected. The Company believes that this is largely because its target purchasers, operations executives, are very busy and Wescorp sales representatives find it difficult to get on the calendar of senior management. However, the Company has several proposals outstanding that have been requested by its customers and expects additional sales to commence in the 3rd quarter.

Acquisition of Intellectual Property and Other Assets from FEP Services Inc.; Business of Total Fluid Solutions and Raider Chemical Corporation

On December 18, 2007, the Company effectively completed an agreement to purchase intellectual property and other assets from FEP. Different portions of this intellectual property and these other assets were transferred to our newly formed wholly-owned subsidiaries, Total Fluid Solutions and Raider Chemical Corporation, respectively, as described below. Under the terms of the purchase agreement, our wholly-owned subsidiary, Wescorp Technologies, assumed liabilities of approximately CAD $240,000 and delivered to FEP: (i) a two-year promissory note in the face amount of CAD $2,665,000; (ii) 13,900,000 restricted shares of common stock of Wescorp Energy; and (iii) 470,143 shares of common stock of Oilsands at an agreed value of $2,192,277. Also in connection with the Asset Purchase Agreement, Wescorp Technologies entered into a license agreement with a third party and consulting agreements for each of Messrs. Bowhay and McCaw to provide various consulting services to Wescorp.

Total Fluid Solutions

The technology of our wholly-owned subsidiary, Total Fluid Solutions, removes hydrocarbons and solids from the oilfield water, using a proprietary, environmentally friendly, patented aeration process. This process is reduces the hydrocarbon content from the conventional 5,000 to 30,000 parts per million range to less than 50 parts per million.

We intend to use this technology independently or in conjunction with each other water remediation technologies in order to address the critical water issues facing the oil and gas industry today.

We have filed a provisional process patent application for additional technology which we have developed in this area. We also own all of the intellectual property rights for a solids-oil separation technology that is not patented, but is held as a trade secret. With these technologies, we hope to be able to remediate two of the main contaminates (solids, hydrocarbon) in oilfield water as the result of exploration for, and production of, oil and gas. The technology to remove solids from the oilfield water uses a proprietary, environmentally friendly, chemical process to separate drilling solids from the water and hydrocarbon mixtures, which are found in the water as a result of drilling the wells. The solids are cleaned to a standard that allows them to be used in construction. The third technology, to remove salt from the oilfield water, uses a low-energy process of flash distillation to separate the salts from the water.

Raider Chemical Corporation

Our wholly-owned subsidiary, Raider Chemical Corporation, designs and manufactures specialized chemicals used in the cementing and stimulation services area, within the oil and gas industry. Raider is currently making sales in Canada and is also evaluating expanding into the US.

Results from Operations – 2008 Compared to 2007

Three Months Ended June 30, 2008 Compared to Three Months Ended June 30, 2007

Revenues

Revenues during the quarter ended June 30, 2008 were $753,544, compared to $493,622 for the quarter ended June 30, 2007, an increase of $259,922, or 52.7% . Most of the increase in revenue is the result of the operations of our wholly-owned subsidiary Raider which was formed after we acquired assets from FEP on December 18, 2007. Revenues attributable to our wholly-owned subsidiary Flowstar were $621,880 while revenues of Raider contributed $131,664. Flowstar’s revenue in the second quarter of 2008 increased by $128,258 compared to the results for the second quarter of 2007. The increase in revenue for Flowstar is primarily the result of our major customers having robust drilling completion programs, having brought to market new products that enhance the communications capabilities of our DCR product line, and utilization of existing client relationships to attract new customers. Problems continue to be caused by reductions in well licensing, drilling activities, and capital spending which still plague the Canadian natural gas industry. Based on information published by the Canadian Association of Petroleum Producers, well licensing is down 14% and well completions are down 22% for gas wells in the second quarter of 2008 when compared to the same period for 2007.

Sales coverage for the Flowstar DCR systems this quarter have been improved through increased exposure to the upstream measurement community. During this period of time, these efforts were successful in increased market awareness of the Flowstar products. We believe that these efforts will lead to increases in revenues in the future. Flowstar has been focusing its sales efforts by identifying applications and markets where the DCR system has advantages over competing products in order to increase its market share in the Canadian natural gas flow measurement market. In addition, plans are underway to further expand the existing product line being offered by Flowstar, and to find new market niches for our existing products.

The strengthening of the Canadian dollar for the quarter ended June 30, 2008 from the exchange rate for the quarter ended June 30, 2007 has also contributed to the increase in revenue. The exchange rate has improved approximately 12.5% period to period. As practically all the revenue generated is in Canadian dollars, this improvement in the exchange rate has had a significant impact.

Cost of Sales

As a percentage of revenues, cost of sales for the quarter ended June 30, 2008 decreased to 53.2% versus 61.0% for the quarter ended June 30, 2007. Most of this decrease can be attributed to the improvement in the exchange rate of the Canadian dollar. As a significant portion of the products sold by Flowstar are purchased in U.S. dollars, the improvement in the exchange rate mentioned above results in a corresponding decrease in cost of sales. This decrease was partially offset by high discounts given to customers in the second quarter of 2007 in an attempt to stimulate sales due to the depressed market conditions for the sale of the Flowstar products. These improvements in Flowstar margins more than offset the slightly lower margins achieved in the sale of product by Raider versus those margins that are realized on the sale of Flowstar products.

Expenses

Operating expenses for the quarter ended June 30, 2008 were $2,452,768 versus $1,582,614 for the quarter ended June 30, 2007, an increase of $870,154. The largest increases in our operating expenses were in research and development, wages and benefits, interest accreted on financial instruments, research and development acquired, advertising and investor relations, office, and interest, finance and bank charges as explained below.

Costs for research and development, increased in the quarter ended June 30, 2008 to $480,089 compared to the $98,394 incurred in the quarter ended June 30, 2007. Most of this increase can be attributed to additional expenses incurred to develop the water remediation technology of Total Fluid in the amount of $365,157. Added costs of modifying the VISCOSITOR to be a 20 to 50 barrel-per-day pilot plant incurred in the second quarter of 2008 were approximately $16,500 greater than what was incurred for the same period in 2007. This increase is mostly due to a reduction in grants received to partially offset these costs. Approximately $25,600 in grant funding was received in the second quarter of 2008 while approximately $31,900 in grant money was received in the second quarter of 2007.

Wages and benefits for the second quarter of 2008 includes amounts paid to individuals who formerly provided consulting services to Wescorp in the second quarter of 2007 that have since became employees. The hiring of these individuals as well as other persons who were not previously consultants was necessary in order to provide adequate staffing for the new businesses formed after the acquisition of assets from FEP. Effective September 1, 2007, we entered into new employment contracts with Mr. Douglas Biles, President and Chief Executive Officer, and Mr. Scott Shemwell, Chief Operating Officer. We also provided merit increases in order to retain key employees. Due to these changes, wages and benefits increased to $655,713 during the quarter ended June 30, 2008 versus $435,942 during the quarter ended June 30, 2007, an increase of $219,771.

To account for the issuance of the Company’s $400,000 non-convertible debentures that include attached warrants in the fourth quarter of the year ended December 31, 2007, a beneficial conversion feature of $100,000 was recorded as a debt discount and was amortized over the life of the debenture. An additional $109,465 was recorded as a debt discount related to debentures issued in 2008. As a result $120,360 in interest accretion related to the debt discount was charged to operations in the six months ended June 30, 2008. In December 2007, an unsecured note (“FEP Note”), bearing interest at a rate of 0.0%, in the amount of approximately $2,696,980 (CAD $2,665,000) was issued. The fair value of this note was computed as $2,183,635 using an imputed interest rate of 18.0% which was assumed to represent the incremental borrowing rate of the Company. This resulted in $513,345 being recorded as a debt discount which will be amortized over the life of the note. During the quarter ended June 30, 2008, amortization of $147,305 related to the debt discount was recorded. No costs for the accretion of interest related to financial instruments was incurred in the quarter ended June 30, 2007 as there were no financial instruments that required amortization of debt discounts outstanding during that period.

During the quarter ended June 30, 2008, 514,103 options to purchase common shares pursuant to employment agreements for executive officers were issued. In the same period for 2007, 119,565 options to purchase common shares pursuant to employment agreements for executive officers were issued. Thus, the Company had an increase of $105,800 in stock-based wages during the three months ended June 30, 2008 to $143,000 compared to the $37,200 incurred during the three months ended June 30, 2007.

We incurred interest, finance and bank charges of $271,721 for the quarter ended June 30, 2008 compared to $62,286 incurred during the quarter ended June 30, 2007. This increase of $209,435 is a direct result of new debt, in the form of a debenture in the amount of $2,250,000 incurred on June 7, 2007, $859,328 incurred in the six months ended June 30, 2008, and approximately $848,837 in debentures incurred from December, 2007 to June, 2008. As the $2,250,000 debenture was the only portion of the increased debt that existed in the quarter ended June 30, 2007, only $14,178 in interest was incurred on these balances during the quarter ended June 30, 2007. In addition, we incurred financing fees of $40,000 in the quarter ended June 30, 2008 while financing fees of only $20,000 were incurred in the quarter ended June 30, 2007. In addition, during the quarter ended June 30, 2008, a payment on the FEP Note in the amount of approximately $1,475,000 (CAD $1,502,458) resulted in additional interest of $108,963 being recorded during the period.

Legal and accounting costs for the three months ended June 30, 2008 were $174,832, which was an increase of $99,193 compared to the corresponding period of 2007. The increase in 2008 is directly related to additional audit and legal fees to complete the December 2007 audit. While we incurred lower legal fees for compliance with various regulatory filings, and for due diligence work undertaken with respect to potential business acquisitions and other contracts, these savings were significantly lower than the increases for other professional services provided.

Office expenses for the quarter ended June 30, 2008 were $175,475 compared to $120,787 for the quarter ended June 30, 2007. The increase of $54,688 is a direct result of the increased rental space occupied to accommodate the growth in operations, including the setting up of new offices for Navigator in Texas and manufacturing facilities for Raider in Canada. With the growth in operations, additional costs for office supplies, telephone and other costs have been incurred. The addition of Raider has directly contributed approximately $33,300 to office expenses, and Total Fluid has contributed approximately $11,100 to office expenses.

Depreciation and amortization expense for the quarter ended June 30, 2008 was $73,288 versus $23,666 for the quarter ended June 30, 2007, an increase of $49,622. This increase was a direct result of the additional assets acquired pursuant to the agreement with FEP dated December 18, 2007. Additional assets were also acquired to support the increased activities related to the Wescorp Navigator division.

Travel expenses during the quarter ended June 30, 2008 increased by $5,133 versus the quarter ended June 30, 2007, a direct result of the increased activity in the Ellycrack project and additional marketing of Wescorp, Flowstar, and Wescorp Navigator in international markets. The addition of Total Fluid has contributed approximately $17,900 to travel costs. The engagement of additional employees located in the U.S. has also directly added to these increases in cost.

Insurance expense for the quarter ended June 30, 2008 was $33,924 compared to $31,120 for the quarter ended June 30, 2007. The increase in our premium for our comprehensive insurance due to our higher asset base is the primary reason for the $2,804 increase in insurance expense.

The above increases were partially offset by a substantial decrease in expenses related to consulting fees. Consulting fees incurred in the quarter ended June 30, 2008 in the amount of $105,101 were $213,105 lower than the $318,206 incurred in the same period for 2007. This decrease is a direct result of having fewer contracts with consultants in the six months ended June 30, 2008 when compared to the same period in 2007. The consulting contract for our Chief Operating Officer, Mr. Scott Shemwell has been replaced with an employment agreement effective September 1, 2007. In addition two other contractors became employees effective January 1, 2008. The costs associated with the new consulting contracts that did not exist in the second quarter of 2007 were for lower amounts than those that have terminated since June 30, 2007.

Advertising and investor relations expenses decreased by $59,216 to $73,119 for the quarter ended June 30, 2008 versus $132,335 reported for the quarter ended June 30, 2007. This decrease is a direct result of the cancelling, in the second quarter, of an investor relations contract that was entered into in the first quarter of 2008. This resulted in a credit of approximately $30,000 being recorded as a reduction in investor relations fees for the second quarter of 2008. Costs that were incurred in the second quarter of 2008 for brand imaging and extensive promotion of the Wescorp Navigator and Flowstar product offerings were slightly less than those incurred for the same period of 2007.

As the value of the technology that was on the books at June 30, 2007, was fully impaired at December 31, 2007 no further amortization of this asset is required. As a result, amortization of technology has decreased by $129,161.

In order to strengthen the Board of Directors, the Company decided to compensate outside directors in the form of shares commencing on April 1, 2006. During the quarter ended June 30, 2008, the Company incurred $18,434 in directors’ fees compared to $22,244 for the same period in 2007.

Other Income and Expenses

For the quarter ended June 30, 2008, other expenses have decreased by $323,689 from the same period in 2007.

We were not able to deliver free-trading shares called for under Tranche 2, Stage Three of the agreement to acquire Vasjar, and thus we were required to pay the former Vasjar shareholders an additional 80,000 Wescorp common shares for each month that the shares are not delivered. This resulted in an accrual of $272,790 being recorded for the quarter ended June 30, 2008, which reflects the increase in shares needed to be delivered and the closing trading price of Wescorp shares as at June 30, 2008. We were not able to deliver free-trading shares called for under Stage 3 of the agreement to acquire Vasjar at June 30, 2007 and this resulted in an accrual of $121,808 being recorded for the quarter ended June 30, 2007.

The foreign currency gain of $16,200 for the quarter ended June 30, 2008 is a direct result of the Canadian dollar being slightly stronger than the U.S. dollar at June 30, 2008 when compared to March 31, 2008. Wescorp had a short-tem investment of approximately $1,478,400 denominated in Canadian dollars which increased in value as the Canadian dollar strengthened against the U.S. dollar. This short-term investment was redeemed in June of 2008.

Interest income for the three months ended June 30, 2008 is directly related to the short-term investment made in June 2007.

During the six months ended June 30, 2007 the Company incurred a penalty for the late filing of the registration statement pursuant to the terms of the subscription agreements for the private placement that was completed in December of 2006. As a result, the Company was required to issue additional shares to the investors in the private placement which were valued at $424,839.

Net Loss

The net loss for the quarter ended June 30, 2008 of $2,334,110 compared to a net loss of $1,947,915 for 2007 is due to the net effect of the increase of $870,154 in operating expenses as explained above partially offset by the increase in gross profit of $160,270, and by a decrease of $323,689 in other expenses.

Six Months Ended June 30, 2008 Compared to Six Months Ended June 30, 2007

Revenues

Revenues during the six months ended June 30, 2008 were $1,679,179, compared to $1,311,604 for the six months ended June 30, 2007, an increase of $367,575, or 28.0% . This increase in revenue is primarily the result of the operations of our wholly-owned subsidiary Raider which was formed after we acquired assets from FEP on December 18, 2007. Revenues attributable to our wholly-owned subsidiary Flowstar were $1,300,871 while revenues of Raider contributed $378,309. Problems continue to be caused by reductions in well licensing, drilling activities, and capital spending which still plague the Canadian natural gas industry. Based on information published by the Canadian Association of Petroleum Producers, well licensing is down 7% and well completions are down 17% for gas wells in the first six months of 2008 when compared to the same period for 2007.

Sales coverage for the Flowstar DCR systems has been improved through increased exposure to the upstream measurement community. During this period of time, these efforts were successful in increased market awareness of the Flowstar products. We believe that these efforts will lead to increases in revenues in the future. Flowstar has been focusing its sales efforts by identifying applications and markets where the DCR system has advantages over competing products in order to increase its market share in the Canadian natural gas flow measurement market. In addition, plans are underway to further expand the existing product line being offered by Flowstar, and to find new market niches for our existing products. In 2007 we brought to market new products that enhance the communications capabilities of our DCR product line. We also intend to utilize existing client relationships to attract new customers.

The strengthening of the Canadian dollar for the six months ended June 30, 2008 from the exchange rate for the six months ended June 30, 2007 has also contributed to the increase in revenue. The exchange rate has improved approximately 8.6% period to period. As practically all the revenue generated is in Canadian dollars this improvement in the exchange rate has had a significant impact.

Cost of Sales

As a percentage of revenues, cost of sales for the six months ended June 30, 2008 decreased to 53.3% versus 55.5% for the six months ended June 30, 2007. Most of this decrease can be attributed to the improvement in the exchange rate of the Canadian dollar. As a significant portion of the products sold by Flowstar are purchased in U.S. dollars the improvement in the exchange rate mentioned above results in corresponding decrease in cost of sales. This decrease was partially offset by high discounts given to customers in the second quarter of 2007 in an attempt to stimulate sales due to the depressed market conditions for the sale of the Flowstar products. These decreases in the cost of sales were offset by slightly lower margins achieved in the sale of product by Raider versus those margins that are realized on the sale of Flowstar products.

Expenses

Operating expenses for the six months ended June 30, 2008 were $4,384,704 versus $3,073,635 for the six months ended June 30, 2007, an increase of $1,311,069. The largest increases in our operating expenses were in wages and benefits, interest accreted on financial instruments, research and development, research and development acquired, advertising and investor relations, office, and interest, finance and bank charges as explained below.

In the first six months of 2008, individuals who formerly provided consulting services to Wescorp became employees. The hiring of these individuals as well as other persons who were not previously consultants was necessary in order to provide adequate staffing for the new businesses formed after the acquisition of assets from FEP. Effective September 1, 2007, we entered into new employment contracts with Mr. Douglas Biles, President and Chief Executive Officer, and Mr. Scott Shemwell, Chief Operating Officer. We also provided merit increases in order to retain key employees. Due to these changes, wages and benefits increased to $1,301,227 during the six months ended June 30, 2008 versus $866,320 during the six months ended June 30, 2007, an increase of $434,907.

Costs for research and development, increased in the six months ended June 30, 2008 to $523,690 compared to the $266,679 incurred in the six months ended June 30, 2007. Most of this increase can be attributed to additional expenses incurred to develop the water remediation technology of Total Fluid in the amount of $389,598. These costs were partially offset by the receipt of a grant in the amount of approximately $148,950 (CAD $150,000) to assist in the development of the water remediation technology in Total Fluid into a commercial product. No corresponding expenses were incurred in the comparative period related to this technology. Added costs of modifying the VISCOSITOR to be a 20 to 50 barrel-per-day pilot plant incurred in the first six months of 2008 were approximately $16,000 greater than what was incurred for the same period in 2007. This increase is the result of a reduction in grants received to partially offset these costs. Approximately $25,600 in grant funding was received in the first six months of 2008 while approximately $44,100 in grant money was received in the first six months of 2007.

To account for the issuance of the Company’s $400,000 non-convertible debentures that include attached warrants in the fourth quarter of the year ended December 31, 2007, a beneficial conversion feature of $100,000 was recorded as a debt discount and was amortized over the life of the debenture. An additional $109,465 was recorded as a debt discount related to debentures issued in 2008. As a result, $120,360 in interest accretion related to the debt discount was charged to operations in the six months ended June 30, 2008. In December 2007, an unsecured note (“FEP Note”), bearing interest at a rate of 0.0%, in the amount of approximately $2,696,980 (CAD $2,665,000) was issued. The fair value of this note was computed as $2,183,635 using an imputed interest rate of 18.0% which was assumed to represent the incremental borrowing rate of the Company. This resulted in $513,345 being recorded as a debt discount which will be amortized over the life of the note. During the six months ended June 30, 2008, amortization of $177,562 related to the debt discount was recorded. No costs for the accretion of interest related to financial instruments was incurred in the six months ended June 30, 2007 as there were no financial instruments that required amortization of debt discounts outstanding during that period.

We incurred interest, finance and bank charges of $405,073 for the six months ended June 30, 2008 compared to $81,423 incurred during the six months ended June 30, 2007. This increase of $323,650 is a direct result of new debt, in the form of a debenture in the amount of $2,250,000 incurred on June 7, 2007, $859,328 incurred in the six months ended June 30, 2008, and approximately $848,837 in debentures incurred from December, 2007 to June, 2008. As the $2,250,000 debenture was the only portion of the increased debt that existed in the six months ended June 30, 2007, only $14,178 in interest was incurred on these balances during the six months ended June 30, 2007. In addition, we incurred financing fees of $92,196 in the six months ended June 30, 2008 while financing fees of only $20,000 were incurred in the six months ended June 30, 2007. In addition, during the six months ended June 30, 2008, a payment on the FEP Note in the amount of approximately $1,475,000 (CAD $1,502,458) resulted in additional interest of $108,963 being recorded during the period.

Office expenses for the six months ended June 30, 2008 were $359,600 compared to $214,395 for the six months ended June 30, 2007. The increase of $145,205 is a direct result of the increased rental space occupied to accommodate the growth in operations, including the setting up of new offices for Navigator in Texas and manufacturing facilities for Raider in Canada. With the growth in operations, additional costs for office supplies, telephone and other costs have been incurred. The addition of Raider has directly contributed approximately $74,300 to office expenses, and Total Fluid has contributed approximately $19,000 to office expenses.

Advertising and investor relations expenses rose by $127,339 to $315,225 for the six months ended June 30, 2008 versus $187,886 reported for the six months ended June 30, 2007. This increase is a direct result of additional costs that were incurred in the first six months of 2008 for brand imaging and extensive promotion of the Wescorp Navigator and Flowstar product offerings. There was also an increase in the costs for investor relations as additional consultants were contracted to provide these services in the six months ended June 30, 2008. Only one comparative contract existed in the same period in 2007 and that contract was lower in the amount of $4,000 per month.

Depreciation and amortization expense for the six months ended June 30, 2008 was $145,606 versus $46,320 for the six months ended June 30, 2007, an increase of $99,286. This increase was a direct result of the additional assets acquired pursuant to the agreement with FEP dated December 18, 2007. Additional assets were also acquired to support the increased activities related to the Wescorp Navigator division.

Legal and accounting costs for the six months ended June 30, 2008 were $266,276, which was an increase of $90,924 compared to the corresponding period of 2007. The increase in 2008 is directly related to additional audit and legal fees to complete the December 2007 audit. While we incurred lower legal fees for compliance with various regulatory filings, and for due diligence work undertaken with respect to potential business acquisitions and other contracts, these savings were significantly lower than the increases for other professional services provided.

Travel expenses during the six months ended June 30, 2008 increased by $57,782 versus the six months ended June 30, 2007, a direct result of the increased activity in the Ellycrack project and additional marketing of Wescorp, Flowstar, and Wescorp Navigator in international markets. The addition of Total Fluid has contributed approximately $41,900 to travel costs. The hiring of additional employees located in the U.S. has also directly added to these increases in cost.

During the six months ended June 30, 2008, 573,627 options to purchase common shares pursuant to employment agreements for executive officers were issued. In the same period for 2007, 494,565 options to purchase common shares pursuant to employment agreements for executive officers were issued. Thus, the Company had an increase of $20,000 in stock-based wages during the six months ended June 30, 2008 to $157,600 compared to the $137,600 incurred during the six months ended June 30, 2007.

Insurance expense for the six months ended June 30, 2008 was $71,550 compared to $65,305 for the six months ended June 30, 2007. The increase in our premium for our comprehensive insurance due to our higher asset base is the primary reason for the $6,245 increase in insurance expense.

The above increases were partially offset by a substantial decrease in expenses related to consulting fees. Consulting fees incurred in the current six month period in the amount of $267,972 were $289,923 lower than the $557,895 incurred in the same period for 2007. This decrease is a direct result of having fewer contracts with consultants in the six months ended June 30, 2008 when compared to the same period in 2007. The consulting contract for our Chief Operating Officer, Mr. Scott Shemwell, has been replaced with an employment agreement effective September 1, 2007. In addition, two other contractors became employees effective January 1, 2008. The costs associated with the new consulting contracts that did not exist in the first quarter of 2007 were for lower amounts than those that have terminated since June 30, 2007.

As the value of the technology that was on the books at June 30, 2007, was fully impaired at December 31, 2007 no further amortization of this asset is required. Accordingly, amortization of technology has decreased by $258,323.

In order to strengthen the Board of Directors, the Company decided to compensate outside directors in the form of shares commencing on April 1, 2006. During the six months ended June 30, the Company incurred $38,776 in directors’ fees compared to $39,732 for the same period in 2007.

Other Income and Expenses

For the six months ended June 30, 2008, other expenses have decreased by $711,976 from the same period in 2007.

We were not able to deliver free-trading shares called for under Tranche 2, Stage Three of the agreement to acquire Vasjar, and thus we were required to pay the former Vasjar shareholders an additional 80,000 Wescorp common shares for each month that the shares are not delivered. This resulted in an accrual of $513,304 being recorded for the six months ended June 30, 2008, which reflects the increase in shares needed to be delivered and the closing trading price of Wescorp shares as at June 30, 2008. The financial statements for the same period in 2007 reflect the requirements for late delivery of shares as stipulated by Tranche 2, Stage Two of the agreement with the former Vasjar shareholders. In February 2007, a third party acquired the interests of the former Vasjar shareholders in connection with the share delivery requirements of Tranche 2, Stage Two. As a result, the Company owed the shares under Tranche 2, Stage Two to the third party. As of June 30, 2007, in addition to the 960,000 penalty shares incurred under the provisions of Tranche 2, Stage Two, Wescorp agreed to pay an additional 1,163,800 penalty shares to the third party. These shares were valued at a cost of $617,672. In addition, we were not able to deliver free-trading shares called for under Stage 3 of the agreement to acquire Vasjar at June 30, 2007 and this resulted in an accrual of $121,808 being recorded for the six months ended June 30, 2007.

The foreign currency loss of $38,799 for the six months ended June 30, 2008 is a direct result of the Canadian dollar being weaker than the U.S. dollar at June 30, 2008 when compared to December 31, 2007. Wescorp had a short-tem investment of approximately $1,478,400 denominated in Canadian dollars which decreased in value as the Canadian dollar weakened against the U.S. dollar. This short-term investment was redeemed in June of 2008. Some of these losses are offset as many payables are denominated in Canadian dollars and as that currency weakens exchange gains result when payables are settled.

The gain on the disposal of investment is the direct result of disposing of 4.5% of the investment in Tarblaster AS.

Interest income for the six months ended June 30, 2008 is directly related to the short-term investment made in June 2007.

The gain on the disposal of assets is the direct result of disposing of assets that were completely depreciated and no longer being utilized by the Company.

During the six months ended June 30, 2007 the Company incurred a penalty for the late filing of the registration statement pursuant to the terms of the subscription agreements for the private placement that was completed in December of 2006. As a result, the Company was required to issue additional shares to the investors in the private placement which were valued at $424,839.

Net Loss

The net loss for the six months ended June 30, 2008 of $4,066,342 compared to a net loss of $3,668,506 for 2007 is due to the net effect of the increase of $1,311,069 in operating expense, partially offset by the increase in gross profit of $201,257 and the decrease of $711,976 in other expenses.

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

We are also currently in the process of arranging financing for our 2008 operations and investment plan. As part of our overall investment objectives we intend to acquire and develop one or more additional technologies in 2008. Our total anticipated funding requirement through the end of 2008 is estimated to be approximately five million dollars. We believe that if we are able to obtain this financing, of which there is no assurance, our cash balances will be sufficient to carry on normal operations for the next twelve months plus meet any cash requirements that may be needed for target investments or acquisitions. Any sale of additional equity securities, if undertaken, will result in dilution to our stockholders. There can be no assurance that additional financing, when required, will be available to us on acceptable terms, or at all.

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

ITEM 4T.      CONTROLS AND PROCEDURES

An evaluation was carried out under the supervision and with the participation of our management, including our Principal Financial Officer and Principal Executive Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report on Form 10-Q. Disclosure controls and procedures are procedures designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, such as this Form 10-Q, is recorded, processed, summarized and reported, within the time period specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and is communicated to our management, including our Principal Executive Officer and Principal Financial Officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on that evaluation, our management concluded that, as of June 30, 2008, our disclosure controls and procedures are effective to satisfy the objectives for which they are intended.

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

Not applicable.

ITEM 3.        DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our security holders during the three months ended June 30, 2008.

ITEM 5.        OTHER INFORMATION

Not applicable.

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

Wescorp Energy, Inc.

Date: August 14, 2008	By: /s/ Douglas Biles
Douglas Biles
Chief Executive Officer
(Principal Executive Officer)

Date: August 14, 2008	By: /s / Terry Mereniuk
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