Form 10-Q
period 2008-09-30
WESCORP ENERGY INC
filed 2008-11-17
CIK 1069489

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2008

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	Accelerated filer
Non-accelerated filer__(Do not check if a small reporting company)	Small reporting company X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

Number of shares outstanding of the registrant's class of common stock as of November 10, 2008 was 81,485,426.

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
  THAT WE MAY NOT BE ABLE TO ADEQUATELY PROTECT OUR INTELLECTUAL PROPERTY;
  OUR WATER REMEDIATION TECHNOLOGY MAY NOT RECEIVE SUFFICIENT MARKET DEMAND OR BE COMMERCIALLY SUCCESSFUL;
  OUR WESCORP NAVIGATOR MAY NOT HAVE ADEQUATE DEMAND OR BE PROFITABLE;
  WE WILL NOT SUCCESSFULLY IDENTIFY OR COMPLETE ANY OTHER SUITABLE ACQUISITIONS;
  OUR PRIMARY CUSTOMERS ARE ENERGY-RELATED, AND TEND TO BE CYCLICAL THEREFORE ANY DOWNTURNS IN THIS CYCLICAL INDUSTRY COULD ADVERSELY AFFECT OPERATIONS;
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
  OUR NEED FOR ADDITIONAL CAPITAL MAY HARM OUR FINANCIAL CONDITION OR LIMIT OUR ABILITY TO FUND ACQUISITIONS;

i

  THE CURRENT AMERICAN AND WORLD FINANCIAL MARKETS AND CREDIT SITUATION MAY MAKE IT DIFFICULT OR IMPOSSIBLE TO ADEQUATELY FINANCE THE ONGOING CAPITAL AND OPERATING REQUIREMENTS FOR THE COMPANY; AND
  IF ACQUISITIONS ARE COMPLETED, THEY MAY BE UNSUCCESSFUL FOR TECHNICAL, ECONOMIC, OR OTHER REASONS.

CURRENCIES

All amounts expressed herein are in U.S. dollars unless otherwise indicated.

ii

Wescorp Energy Inc.

REPORT ON FORM 10-Q

FOR THE PERIOD ENDED SEPTEMBER 30, 2008

iii

PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements

WESCORP ENERGY INC.
CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2008	2007
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash	$172,799	$455,872
Accounts receivable, net of allowance for doubtful
accounts of $21,737 and $20,109, respectively	956,688	700,316
Inventories	696,661	754,412
Work in progress	46,533	-
Short-term investment	-	1,472,223
Prepaid expenses	227,039	274,793
TOTAL CURRENT ASSETS	2,099,720	3,657,616

EQUIPMENT, net	780,038	861,136

OTHER ASSETS
Investments	567,778	568,425
Other receivables	79,191	84,940
TOTAL OTHER ASSETS	646,969	653,365

TOTAL ASSETS	$3,526,727	$5,172,117

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$4,156,838	$2,214,392
Current portion of notes payable	1,415,358	1,086,670
Agreement payable	272,000	352,000
Due to related parties	1,276,397	951,370
Related party note payable	1,924,681	1,924,681
Debentures payable	547,337	400,700
Convertible debentures	2,250,000	-
TOTAL CURRENT LIABILITIES	11,842,611	6,929,813

NOTES PAYABLE, net of current portion	604,610	1,229,212

CONVERTIBLE DEBENTURES	-	2,250,000

STOCKHOLDERS' DEFICIT
Preferred stock, 50,000,000 shares authorized, $0.0001
par value; no shares issued
Common stock, 250,000,000 shares authorized, $0.0001
par value; 80,908,223 and 75,238,223 shares
issued and outstanding, respectively	8,089	7,521
Additional paid-in capital	35,310,272	32,388,025
Deferred compensation	(59,967)	(98,301)
Private placement subscriptions	314,834	1,250,000
Subscription receivable	(22,500)	(22,500)
Shares issuable	228,943	221,889
Accumulated other comprehensive income (loss)	86,377	(104,809)
Accumulated deficit	(44,786,542)	(38,878,733)
	(8,920,494)	(5,236,908)

TOTAL LIABILITIES AND
STOCKHOLDERS' DEFICIT	$3,526,727	$5,172,117

The accompanying notes are an integral part of these consolidated financial statements.

WESCORP ENERGY INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007

REVENUES	$1,414,976	$1,099,791	$3,094,155	$2,411,395

COST OF SALES	890,732	571,957	1,785,578	1,300,485

GROSS PROFIT	524,244	527,834	1,308,577	1,110,910

EXPENSES
Wages and benefits	609,115	462,201	1,910,342	1,328,521
Wages stock based	219,600	328,000	377,200	465,600
Consulting	169,365	133,398	437,337	691,293
Consulting stock based	-	252,500	-	252,500
Research and development	271,379	184,893	795,069	451,572
Research and development acquired	-	800,000	-	800,000
Amortization of technology	-	129,161	-	387,484
Office	193,836	121,493	553,436	335,888
Advertising and investor relations	226,060	91,240	541,285	279,126
Travel	108,520	105,047	342,707	281,452
Legal and accounting	33,743	47,076	300,019	222,428
Insurance	32,408	32,948	103,958	98,253
Depreciation and amortization	73,184	21,201	218,790	67,521
Interest, finance and bank charges	129,682	93,851	425,792	175,274
Directors fees	(50)	20,726	38,726	60,458
Interest accreted on financial instruments	77,273	-	484,158	-
TOTAL OPERATING EXPENSES	2,144,115	2,823,735	6,528,819	5,897,370

LOSS FROM OPERATIONS	(1,619,871)	(2,295,901)	(5,220,242)	(4,786,460)

OTHER INCOME (EXPENSE)
Penalty for late delivery of shares	(248,996)	(508,840)	(762,300)	(1,248,320)
Registration rights payment	-	-	-	(424,839)
Foreign currency translation gain (loss)	27,142	67,082	(11,657)	45,807
Interest and other income	258	23,634	47,627	31,281
Gain on disposal of investment	-	-	37,838	-
Gain on disposition of assets	-	14,320	925	14,320
TOTAL OTHER EXPENSE	(221,596)	(403,804)	(687,567)	(1,581,751)

NET LOSS	$(1,841,467)	$(2,699,705)	$(5,907,809)	$(6,368,211)

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation gain	9,403	92,712	111,186	140,244
Unrealized gain on adjustment of agreement payable to
fair market value	40,000	-	80,000	-
Unrealized gain (loss) on available-for-sale investments	-	921,480	-	(4,767)
	49,403	1,014,192	191,186	135,477

COMPREHENSIVE LOSS	$(1,792,064)	$(1,685,513)	$(5,716,623)	$(6,232,734)

BASIC AND DILUTED NET LOSS PER SHARE	$(0.02)	$(0.05)	$(0.08)	$(0.12)

WEIGHTED AVERAGE NUMBER COMMON SHARES
OUTSTANDING - BASIC AND DILUTED	80,094,865	55,621,012	77,899,828	53,743,170

The accompanying notes are an integral part of these consolidated financial statements.

WESCORP ENERGY INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT

							Funds		Accumulated	Total
	Common Stock		Additional				Received		Other	Stockholders'
	Number		Paid-in	Deferred	Shares	Subscription	for Private	Accumulated	Comprehensive	Equity
	of Shares	Amount	Capital	Compensation	Issuable	Receivable	Placements	Deficit	Income (Loss)	(Deficit)

Balance, December 31, 2007	75,238,223	$7,521	$32,388,025	$(98,301)	$221,889	$(22,500)	$1,250,000	$(38,878,733)	$(104,809)	$(5,236,908)
Common stock issued for private
placement at $0.50 per unit	2,500,000	250	1,249,750	-	-	-	(1,250,000)	-	-	-
Common stock issued for private
placement at $0.40 per unit	2,470,000	247	987,753	-	-	-	-	-	-	988,000
Common stock issued for
consulting fees at $0.324
per share	100,000	10	32,390	-	-	-	-	-	-	32,400
Common stock issued for
investor relation fees at
at $0.27 per share	475,000	48	128,202	-	-	-	-	-	-	128,250
Fair value of common stock
issued for financing fees	125,000	13	62,487	-	(62,500)	-	-	-	-	-
Amortization of deferred share
compensation	-	-	-	38,334	-	-	-	-	-	38,334
Foreign currency translation gain	-	-	-	-	-	-	-	-	111,186	111,186
Unrealized gain on adjustment of
agreement payable to fair
market value	-	-	-	-	-	-	-	-	80,000	80,000
Stock-based compensation	-	-	377,200	-	-	-	-	-	-	377,200
Proceeds received from exercise
of warrants prior to issuance	-	-	-	-	69,554	-	-	-	-	69,554
Proceeds received from private
placement prior to issuance	-	-	-	-	-	-	314,834	-	-	314,834
Financing fees on private
placement	-	-	(25,000)	-	-	-	-	-	-	(25,000)
Fair value of warrants attached to
debt issued in period	-	-	109,465	-	-	-	-	-	-	109,465
Net loss	-	-	-	-	-	-	-	(5,907,809)	-	(5,907,809)
Balance, September 30, 2008
(Unaudited)	80,908,223	$8,089	$35,310,272	$(59,967)	$228,943	$(22,500)	$314,834	$(44,786,542)	$86,377	$(8,920,494)

The accompanying notes are an integral part of these consolidated financial statements.

WESCORP ENERGY INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(5,907,809)	$(6,368,211)
Adjustments to reconcile net loss
to net cash used in operating activities:
Depreciation and amortization	218,790	67,521
Amortization of technology	-	387,484
Stock-based compensation	377,200	718,100
Fair value of common stock issued to pay penalty for late filing of
registration statement	-	424,839
Fair value of common stock and warrants issued for services	160,650	60,086
Common stock issued to pay penalties for late delivery of shares	-	964,385
Research and development acquired	-	800,000
Interest accreted on financial instruments	484,158	-
Gain on disposition of assets	(925)	(14,320)
Gain on disposal of investment	(37,838)	-
Amortization of deferred share compensation	38,334	-
Changes in operating assets and liabilities:
Restricted cash	-	171,000
Accounts receivable	(256,372)	(92,508)
Inventories	57,751	109,851
Work in progress	(46,533)	-
Prepaid expenses	47,754	208,010
Accounts payable and accrued liabilities	2,042,446	445,794
Net cash from (used in) operating activities	(2,822,394)	(2,117,969)
CASH FLOWS FROM INVESTING ACTIVITIES:
Decrease (increase) in short-term investment	1,472,223	(1,436,171)
Purchase of equipment	(155,690)	(60,454)
Proceeds from disposition of investment	38,485	-
Proceeds from disposition of assets	18,925	15,162
Cash provided by acquisition	-	1,000
Cash invested in other receivables	-	(157,563)
Net cash from (used in) investing activities	1,373,943	(1,638,026)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on notes payable	(1,475,645)	(37,852)
Proceeds from notes payable	913,170	364,343
Proceeds from debentures payable	460,000	2,250,000
Repayments on debentures payable	(336,319)	-
Increase in amounts due to related parties	325,027	232,984
Proceeds received from exercise of warrants prior to issuing shares	69,554	97,476
Proceeds from subscriptions receivable	-	85,000
Proceeds from issuance of common stock	988,000	50,000
Proceeds received from private placement prior to issuing shares	314,834	1,250,000
Private placement issuance costs	(25,000)	(78,271)
Net cash provided by financing activities	1,233,621	4,213,680
Effect of exchange rates	(68,243)	151,898
Net increase (decrease) in cash	(283,073)	609,583
Cash, beginning of period	455,872	499,233
Cash, end of period	$172,799	$1,108,816
SUPPLEMENTAL CASH FLOW DISCLOSURES:
Cash paid for:
Interest	$184,936	$117,289
Income taxes	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITES:
Shares issued to settle accounts payable	$-	$407,578

The accompanying notes are an integral part of these consolidated financial statements.

WESCORP ENERGY INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
September 30, 2008

NOTE 1 – BASIS OF PRESENTATION

These unaudited interim consolidated financial statements may not include all information and footnotes required by US GAAP for complete financial statement disclosure. However, except as disclosed herein, there have been no material changes in the information contained in the notes to the audited consolidated financial statements for the year ended December 31, 2007, included in the Company’s Form 10-KSB and filed with the Securities and Exchange Commission. These unaudited interim consolidated financial statements should be read in conjunction with the audited financial statements included in the Form 10-KSB. In the opinion of management, all adjustments considered necessary for fair presentation and consisting solely of normal recurring adjustments have been made. Operating results for the nine months ended September 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.

NOTE 2 – BANK OPERATING LOAN

During the nine months ended September 30, 2008, a subsidiary of the Company entered into a demand, revolving bank operating loan facility of CAD $200,000, subject to certain margin limitations. Interest is charged at the bank's prime rate plus 1.50% . The loan is secured by accounts receivable and inventory of the subsidiary and a guarantee from the Company. As at September 30, 2008 there was no balance outstanding on this loan.

NOTE 3 – NOTES PAYABLE

During the nine months ended September 30, 2008, the Company received $859,328 in exchange for notes payable which bear interest at 10%, are unsecured and due on demand. In addition, during the nine months ended September 30, 2008 the Company received $53,842 in exchange for a note payable which does not bear any interest, is unsecured and is due on demand which relates to the working capital adjustment pursuant to the acquisition of assets from FEP on December 17, 2007.

NOTE 4 – CONTINGENCY

On April 1, 2007, the Company was not able to deliver free-trading shares called for under Tranche 2, Stage Three, and thus the Company is required to pay the former Vasjar shareholders an additional 80,000 Wescorp common shares of the Company, compounded monthly, for each month that the shares are not delivered and will incur a charge to operations for the fair value of these common shares. The aggregate penalty shares under this stage resulted in a charge to operations of $762,300 for the nine months ended September 30, 2008 ($1,248,320 for the nine months ended September 30, 2007), based on the fair value of the shares. Through November 2008, the Company had recorded an aggregate charge to operations of $1,191,320 to issue an additional 4,582,000 common shares as the free-trading shares associated with Stage Three have not been issued.

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

The balance of the fair value of the 800,000 shares relating to Tranche 2, Stage Three is $272,000 and has been included in current liabilities.

NOTE 5 – OPERATING SEGMENTS

Management has elected to aggregate the Company’s business unit segments based on the differences in each segment’s customers, the products and services offered and other economic characteristics. Based on these criteria, management has identified the following reportable segments: (1) natural gas flow measurement related products and services and (2) drilling related products and services. The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2007.

Natural Gas Flow Measurement Related Products and Services

Our wholly-owned subsidiary, Flowstar Technologies Inc. (“Flowstar”), provides advanced natural gas and gas liquids measurement devices and advanced turbine measurement technology. The devices are self-contained, energy-efficient flow computers with turndown ratios of 40:1 or more for more precise flow measurements and volume calculations that are installed directly to the well-head. Flowstar is evolving into more of a total gas measurement solutions provider.

Drilling Related Products and Services

The drilling segment provides products and services used by oil and natural gas companies, drilling contractors and other oilfield service companies for the drilling of oil and natural gas wells. Our wholly-owned subsidiary, Raider Chemical Corporation, designs and manufactures specialized chemicals used in the cementing and stimulation services area, within the oil and gas industry in Canada and the United States.

Summary Information

The Company recognizes revenues, operating income, depreciation and amortization expense, total assets and capital expenditures by segment. Interest expense and other income (expense) are not monitored by segment. Summarized information for the Company’s reportable segments is contained in the following tables:

As of and for the three months ended September 30, 2008:

	Gas
	Measurement	Drilling	Corporate	Total
Revenues	$1,006,344	$408,632	$-	$1,414,976
Income (loss) from operations	(92,051)	49,874	(1,577,694)	(1,619,871)
Depreciation and amortization	11,597	16,684	44,903	73,184
Total assets	1,789,588	400,774	1,336,365	3,526,727
Capital expenditures	30,416	36,209	-	66,625

As of and for the nine months ended September 30, 2008:

	Gas
	Measurement	Drilling	Corporate	Total
Revenues	$2,307,214	$786,941	$-	$3,094,155
Loss from operations	(387,855)	(20,849)	(4,811,538)	(5,220,242)
Depreciation and amortization	40,006	47,016	131,767	218,789
Total assets	1,789,588	400,774	1,336,365	3,526,727
Capital expenditures	71,387	42,678	41,625	155,690

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION

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

Wescorp Energy Inc. and its subsidiaries are collectively referred to herein as “we”, “us”, “our”, “Wescorp”, “the Company” or “our Company”, unless the context warrants otherwise.

Overview

We are an oil and gas operations solution and engineering company committed to acquiring, developing and commercializing technologies that are designed to improve the management, environmental and economic performance of field operations for oil and gas producers and to provide solutions to help them overcome the tough operational challenges they face. To this end, our primary business strategy is to acquire, fund and develop new systems and technologies in our field through investments in companies or products for which early stage product development has been completed, and to provide consulting services with respect to these systems and technologies. We prefer investments for which we can control the intellectual property of technologies that have emerged from research and initial development and are essentially market-ready. We also acquire companies with one or more technology products being developed that can benefit from the financial, technical and business development experience of our management to bring those products to market in a meaningful manner after they have been fully developed. Among other strategies, we may attempt to license or form third-party strategic partnerships based on these acquired technologies.

In short, our goal is to generate enhanced capital appreciation for our shareholders by continuing to acquire, develop, and commercialize timely, effective product solutions or strategic investment opportunities for energy-related applications that are intended to generate real returns with above-average cash flows and margins. To this end, we currently have investments in five projects, including: (i) our subsidiary, Flowstar; (ii) our joint venture with Ellycrack; (iii) our Wescorp NAVIGATOR; (iv) our subsidiary, Total Fluid Solutions Inc. (“Total Fluid”); and (v) our subsidiary, Raider Chemical Corporation (“Raider”) related to water remediation and purification.

Company Background

Flowstar

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

In connection with our acquisition of Flowstar, we entered into share purchase agreements effective January 14, 2004, pursuant to which we acquired 100% of the outstanding shares of Vasjar Trading Ltd. (“Vasjar”). Vasjar in turn owns 100% of the outstanding shares of Quadra, a Barbados corporation. Pursuant to an agreement effective as of August 30, 2003, Flowray had transferred to Quadra all of its intellectual property rights, including rights to the technology related to the DCR 900 system, in consideration of a promissory note in the principal amount of CAD $604,500 without interest. Flowstar and Flowray were legally amalgamated on December 31, 2004 into one company that continued under the name Flowstar Technologies Inc.

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

On November 22, 2006, we entered into a letter agreement with the third party (the “Third Party Letter Agreement”), pursuant to which we agreed to pay the third party 1,000,000 shares of our common stock to fulfill the Tranche 2, Stage One rights that the third party acquired from the former Vasjar shareholders. These shares were delivered to, and accepted by, the third party on November 22, 2006.

On April 1, 2006, we were not able to deliver free-trading shares called for under Tranche 2, Stage Two, and thus we were required to pay the former Vasjar shareholders an additional 80,000 Wescorp common shares for each month that the shares were not delivered. In February 2007, the third party acquired the interests of the former Vasjar shareholders in connection with the share delivery requirements of Tranche 2, Stage Two. As a result, the Company owed the shares under Tranche 2, Stage Two to a third party. As of December 18, 2007, Wescorp had issued 3,654,750 common shares to the third party that fulfilled its obligations to the third party under Tranche 2, State Two.

If any of the Wescorp shares to be issued to the former Vasjar shareholders have not been delivered for a period of 182 days after the applicable due date, the former Vasjar shareholders may at their option terminate the share purchase agreements, without notice or prior opportunity to cure. The former Vasjar shareholders did not exercise these rights, and they sold to a third party their rights, including their rights to receive shares and/or penalty shares from the Company under both Stage One and Stage Two of Tranche 2. We have also received a written waiver from the third party waiving and canceling any termination rights that the third party may have as a result of his purchase of certain rights under the Vasjar purchase agreements. In addition, we pledged to the former Vasjar shareholders all the Vasjar shares as security to guarantee Wescorp’s performance under the share purchase agreements.

Although the Registration Statement covering the shares became effective in January 2008, as of November 1, 2008, we had not delivered the Vasjar shares because we were involved in discussions with the former Vasjar shareholders concerning the possibility of reaching a mutually acceptable agreement regarding the number of free-trading shares for the Company is required to deliver under Tranche 2, Stage Three. Under the terms of the agreement, without taking into account the Company’s position that the number of shares owed should be reduced, the former Vasjar shareholders would be entitled to an additional 80,000 Wescorp common shares for each month that the shares are not delivered. Because we were unable to deliver these shares, plus the penalty shares, by October 1, 2007, the former Vasjar shareholders currently have the right to terminate their respective share purchase agreements with us. If they do so, we would no longer own Vasjar or its subsidiary, Quadra, including the intellectual property rights owned by Quadra.

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

In the third quarter 2008, total sales were down approximately 9.2% from third quarter 2007. Flowstar was awarded a project and secured a letter of intent signed by an Alberta energy producer to provide metering, communications and a web hosting solution utilizing IFMWorks for an estimated value of $800,000 for 2008. Total sales from this project alone approached $500,000 in the third quarter of 2008 and represent approximately 75 wells. Revenues include activation and set-up fees and the addition of the wireless radio communication panels on each well implemented. The first phase of this project should be completed by the end of the year with additional phases to continue in 2009.

Coal Bed Methane (“CBM”) well completions were down by approximately 23% in the third quarter of 2008 versus the third quarter of 2007, with completions for all gas wells seeing a drop of approximately 24%. Commodity prices in Canada have remained firm in the first nine months of 2008 and are higher than the same period of 2007.

Flowstar is evolving into more of a total gas measurement solutions provider and is engaging customers for project based applications by integrating hardware sales with IFMWorks. Diversification of Flowstar’s sales is also achieved by selling into the retrofit/upgrade market as well as the new metering market. Management believes that these two factors help provide Flowstar with some insulation from the market fluctuations experienced in today’s energy environment.

Ellycrack

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

The Company was interested in Ellycrack’s technology because Ellycrack had developed what is believed to be a cost effective technology in which heavy oil can be upgraded to “lighter” more commercially saleable oil via a low-energy “mechanical” cracking process, which can be located directly in a field environment. By upgrading heavy oil in the field, oil companies can eliminate on-site storage tanks as well as the cost associated with transporting heavy oil great distances to centralized upgraders. As such, heavy oil can be transported directly to a refinery.

Rather than execute the licenses set forth in the letter of intent, Ellycrack and the Company signed an MOU on September 28, 2004 to form a 50% / 50% Joint Venture to make, use, copy, develop and exploit Ellycrack's technology and intellectual property and to design, manufacture, market and sell products or systems derived from or utilizing Ellycrack's technology or sublicense others to do the same on a worldwide basis.

The MOU also provides for cancellation of the Company’s options to purchase licenses in Canada, the United States and Mexico and creates a mutual obligation to build and operate a pilot plant in Canada to determine the overall economics of the technology and, subject to the viability of these economics, to market the technology on a worldwide basis. For further details see our Current Report on Form 8-K filed with the SEC on September 28, 2004.

In addition to our interest in Ellycrack through the MOU described above, the Company owns an aggregate of 724,000 shares of Ellycrack representing approximately 13% of Ellycrack's outstanding shares.

In accordance with the MOU with Ellycrack, Wescorp and Ellycrack undertook plans to develop a pilot plant, including the VISCOSITOR “test rig”. During the third quarter of 2005 we made various improvements to the core technology within the Ellycrack process in order to optimize it for the pilot plant and subsequent commercial applications. As a result of those improvements, we scheduled tests at our own expense for several major energy producers who requested a demonstration of the Ellycrack process for possible consideration within their field operations as a commercial application. Those improvements and tests were very successful, resulting in a significant increase in the process’ upper limit of API upgrading. These tests also resulted in current negotiations by Ellycrack with two major companies to conduct further testing in Canada at their own expense. In the first quarter of 2006, a major engineering firm completed the design for a 50 to 200 barrel-a-day pilot plant utilizing the Ellycrack technology.

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

We have completed the first phase of the NAVIGATOR project, originally announced March 5, 2008, with a Canadian heavy oil company. Now that the first phase has been completed, revenues may be generated as early as the fourth quarter of 2008. This project is ongoing and should continue well into fiscal year 2009.

Total Fluid and Raider

On December 18, 2007, Wescorp Technologies Ltd, our wholly-owned subsidiary (“Wescorp Technologies”), executed and closed an Asset Purchase Agreement with FEP Services, Inc. (“FEP”), pursuant to which Wescorp Technologies acquired certain rights to three different water remediation technologies and assets that we used to create two new business units - Total Fluid Solutions Inc. (“Total Fluid”) and Raider Chemical Corporation (“Raider”). The three technologies address remediating three separate contaminates in oilfield water as the result of the exploration for, and production of, oil and gas, in particular, solids and hydrocarbon:

a.

Total Fluid – Total Fluid uses a proprietary, environmentally friendly, patented aeration process to remove hydrocarbons and solids from oilfield water. This process reduces the hydrocarbon content from the conventional 5,000 to 30,000 parts per million range to less than 50 parts per million.

We intend to use this technology independently or in conjunction with other water remediation technologies in order to address the critical water issues facing the oil and gas industry today.

Currently our Total Fluid field testing unit is in full production at our industry-sponsored production facility, involving 120 oil and gas wells. During the third quarter, we maintained over 90% uptime, with minimal interruptions. Our operational data has provided valuable data to our industry sponsors, allowing them to recommend technical improvements to our equipment, resulting in savings in operating costs.

We believe that all indications are that our technology is sound and that the market opportunity is vast. We continue to work with the University of Calgary and the Canadian Environmental Technology Advancement Corporation on proving scalability and validating the technology’s use in other areas of applications.

Since the beginning of the second quarter, we have demonstrated our unit to over 50 investors, clients, industry experts, and government officials. It is hoped that these demonstrations will lead to future sales opportunities of the unit. We have signed our first sales order for one unit with options for up to an additional two hundred and fifty-five units over the next five years.

In addition, we have filed a provisional process patent application for additional technology that we have developed in this area. We also own all of the intellectual property rights for a solids-oil separation technology that is not patented, but is held as a trade secret. With these technologies, we hope to be able to remediate two of the main contaminates (solids and hydrocarbon) in oilfield water as the result of exploration for, and production of, oil and gas. The technology to remove solids from the oilfield water uses a proprietary, environmentally friendly, chemical process to separate drilling solids from the water and hydrocarbon mixtures, which are found in the water as a result of drilling the wells. The solids are cleaned to a standard that allows them to be used in construction. The third technology, to remove salt from the oilfield water, uses a low- energy process of flash distillation to separate the salts from the water.

b.

Raider – Raider designs and manufactures specialized chemicals used in the cementing and stimulation services area, within the oil and gas industry. Raider is currently making sales in Canada and is evaluating expanding into the US.

Raider Chemical saw a stronger demand for products in the third quarter versus the second quarter of 2008. This is a result of stronger drilling and completion activities during the third quarter in western Canada, and Raider’s major customer expanding their operations into the United States and Russia.

Operations Summary

Results for 2007 and the first nine months of 2008 were not as strong as anticipated due to the downturn in Canadian gas drilling and exploration. Sales by Flowstar during the first nine months of 2008 were below its prior year average. We believe that our Wescorp NAVIGATOR is a new business with strong potential for the future, but it will take some time for the sales to ramp up. At the same time, Management believes that the Radier division has shown encouraging sales considering the drilling market has been slow and hopes to complete the field testing of the Total Fluid unit in the fourth quarter of 2008. We have signed our first sales order for one Total Fluid unit to be installed prior to the year-end, with the customer having options for up to an additional 255 units over the next five years. Until a unit sale is finalized and the option to purchase additional units is exercised, there will be no revenue from Total Fluid.

Overall, the Company as a whole has yet to reach profitability and during the third quarter ended September 30, 2008, we experienced negative cash flows. If we continue to experience negative cash flows, then we will have to continue to fund our operations by the issuance of new equity and/or the assumption of debt. There can be no assurances that we will be successful in these regards, which would significantly affect our ability to execute our business plan.

Although we are optimistic regarding our future operations, cash will be required to fund the manufacture of sufficient inventory, to finance the build-up of trade accounts receivable, and to fund the startup of our water remediation technologies. Consequently, forecasting our total cash requirement is difficult at this time due to the contingent nature of the timing and volume of sales we expect over the next year. In the near future, we intend to raise additional capital by selling new equity, or incurring short-term debt, to finance the following, although there is no assurance that we will be able to do so:

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

Our current and future opportunities for success depend to a great extent on the continued employment of and performance by senior management and key personnel. As we continue to grow, the demands and skill sets of our senior management will change. As needed, new executives will be hired with the skill sets and experience required to enhance those areas that require specialized expertise.

Our sources of revenue now include (a) continued revenues from our subsidiary, Flowstar; and (b) revenues from our subsidiary, Raider (which did not exist in the third quarter of 2007). Although it has not yet commenced revenue-generation, we also have had an initial contract for a study by our Wescorp Navigator division, and we are working to develop additional revenue from this division.

Results from Operations – 2008 Compared to 2007

Three Months Ended September 30, 2008 Compared to Three Months Ended September 30, 2007

Revenues

Revenues during the quarter ended September 30, 2008 were $1,414,976, compared to $1,099,791 for the quarter ended September 30, 2007, an increase of $315,185, or 28.7% . The increase in revenue is the result of the operations of our wholly-owned subsidiary Raider, which was formed after we acquired assets from FEP on December 18, 2007. Revenues attributable to our wholly-owned subsidiary Flowstar were $1,006,344 while revenues of Raider contributed $408,632. Flowstar’s revenue in the third quarter of 2008 decreased by $93,447 compared to the results for the third quarter of 2007. The decrease in revenue for Flowstar is directly attributable to problems caused by reductions in well licensing, drilling activities, and capital spending, which continue to affect the Canadian natural gas industry. Based on information published by the Canadian Association of Petroleum Producers, well licensing is down 14% and well completions are down 24% for gas wells in the third quarter of 2008 when compared to the same period for 2007. These current declines in revenue for Flowstar are directly attributable to the decrease in new natural gas wells being brought into production.

In order to offset these declines, we have focused on improving our sales coverage for the Flowstar DCR systems through increased exposure to the upstream measurement community, which we believe has resulted in, and will continue to result in, an increased market awareness of the Flowstar products. Flowstar also has brought to market new products that enhance the communications capabilities of the DCR product line, found new market niches for its existing products and has utilized existing client relationships to attract new customers.

Cost of Sales

As a percentage of revenues, cost of sales for the quarter ended September 30, 2008 increased to 63.0% versus 52.0% for the quarter ended September 30, 2007. Part of this increase is attributable to the costs of sales of the Raider products in 2008 that we did not have in 2007. In particular, the Raider products have significantly lower margins than the margins realized on the sale of Flowstar products. In addition, Flowstar gave slightly larger discounts to customers in the third quarter of 2008 in conjunction with high volume sales orders and in an attempt to stimulate sales due to the depressed market conditions.

Expenses

Operating expenses for the quarter ended September 30, 2008 were $2,144,115 versus $2,823,735 for the quarter ended September 30, 2007, a decrease of $679,620. This decrease was primarily the result of decreases in research and development expenses, consulting expenses, wages, and amortization of technology as explained below.

On September 11, 2007, the Company effectively completed the Merger Agreement with SDS and Scott Shemwell, who was the sole shareholder of SDS and who is the current Chief Operating Officer of the Company. Under the terms of the Merger Agreement, all shares of SDS common stock issued and outstanding immediately prior to the effective time of the Merger were converted into, and exchanged for, the right to receive 2,000,000 shares of the Company’s common stock. At the date of this transaction the Company’s shares had a closing trading price of $0.50. As these shares are restricted and represent a large block of shares they were valued at 80% of the closing trading price or $0.40 which is equal to $800,000. As the Company considers this transaction to be with a related party, the value of the Wescorp

NAVIGATOR acquired in the transaction has been expensed as research and development acquired. No corresponding transaction of this type occurred in the quarter ended September 30, 2008.

Effective September 1, 2007, we also entered into two consulting contracts that provided for options to purchase common shares. As a result we incurred an expense of $252,500 for these options during the three months ended September 30, 2007 with no comparable expense in the three months ended September 30, 2008.

As the value of the technology that was on the books at September 30, 2007, was fully impaired at December 31, 2007, no further amortization of this asset is required. As a result, amortization of technology has decreased by $129,161.

During the three months ended September 30, 2008, 836,273 options to purchase common shares pursuant to employment agreements for executive officers vested and were valued at $219,600. In the same period for 2007, 808,758 options to purchase common shares pursuant to employment agreements for executive officers vested and were valued at $328,000. Most of the decrease in the valuation of the stock options can be attributable to the lower closing market price of the Company’s common shares on the date the stock options vested in 2008 versus those that vested in 2007, while the exercise price was fixed at the same amount for both years for these stock options. Thus, the Company had a decrease of $108,400 in stock-based wages during the three months ended September 30, 2008.

Legal and accounting costs for the three months ended September 30, 2008 were $33,743, which was a decrease of $13,333 compared to the corresponding period of 2007. The decrease in 2008 is directly related to lower legal fees required for compliance with various regulatory filings, and for due diligence work undertaken with respect to potential business acquisitions and other contracts.

In order to strengthen the Board of Directors, the Company decided to compensate outside directors in the form of shares commencing on April 1, 2006. During the three months ended September 30, 2008, one of the outside directors for the Company resigned and forfeited any right to the shares that were to be issued to him. As a result, director’s fees accrued in the first six months of 2008 for shares not yet issued were reversed in the quarter ended September 30, 2008. Accordingly, directors’ fees incurred in the three months ended September 30, 2008 reflected this reversal and resulted in a credit of $50 being charged to operations compared to $20,726 being charged to operations for the same period in 2007.

The above decreases were partially offset by substantial increases in wages and benefits, advertising and investor relations interest accreted on financial instruments, research and development, and office as explained below.

Wages and benefits for the third quarter of 2008 include amounts paid to individuals who formerly provided consulting services to Wescorp in the third quarter of 2007 that have since become employees. The hiring of these individuals as well as other persons who were not previously consultants was necessary in order to provide adequate staffing for the new businesses formed after the acquisition of assets from FEP. Effective September 1, 2007, we entered into new employment contracts with Mr. Douglas Biles, President and Chief Executive Officer, and Mr. Scott Shemwell, Chief Operating Officer. We also provided merit increases in order to retain key employees. Due to these changes, wages and benefits increased to $609,115 during the quarter ended September 30, 2008 versus $462,201 during the quarter ended September 30, 2007, an increase of $146,914.

Advertising and investor relations expenses rose by $134,820 to $226,060 for the quarter ended September 30, 2008 versus the $91,240 reported for the quarter ended September 30, 2007. Most of this increase is a direct result of issuing shares valued at $128,250 pursuant to consulting contracts for investor relations services in the three months ended September 30, 2008 with no corresponding expense being incurred in the comparable 2007 period.

To account for the issuance of the Company’s $400,000 non-convertible debentures that include attached warrants in the fourth quarter of the year ended December 31, 2007, a beneficial conversion feature of $100,000 was recorded as a debt discount and was amortized over the life of the debenture. An additional $109,465 was recorded as a debt discount related to debentures issued in 2008. As a result, $48,482 in interest accretion related to the debt discount was charged to operations in the three months ended September 30, 2008. In December 2007, an unsecured note (“FEP Note”), bearing interest at a rate of 0.0%, in the amount of approximately $2,696,980 (CAD $2,665,000) was issued. The fair value of this note was computed as $2,183,635 using an imputed interest rate of 18.0%, which was assumed to represent the incremental borrowing rate of the Company. This resulted in $513,345 being recorded as a debt discount, which will be amortized over the life of the note. During the quarter ended September 30, 2008, amortization of $137,754 related to the debt discount was recorded. No costs for the accretion of interest related to financial instruments was incurred in the quarter ended September 30, 2007 as there were no financial instruments that required amortization of debt discounts outstanding during that period.

Costs for research and development increased in the quarter ended September 30, 2008 to $271,379 compared to the $184,893 incurred in the quarter ended September 30, 2007. Most of this increase can be attributed to additional expenses incurred to develop the water remediation technology of Total Fluid in the amount of $165,591 partially offset by a grant in the amount of $10,575 resulting in a net amount of $151,273 being spent in the quarter. Offsetting the increase in research and development expenses for Total Fluid is a reduction in expenditures related to the VISCOSITOR. In the three months ended September 30, 2007, approximately $65,000 in costs related to modifying the VISCOSITOR to be a 20 to 50 barrel-per-day pilot plant were incurred with no corresponding costs being experienced in the third quarter of 2008.

Office expenses for the quarter ended September 30, 2008 were $193,836 compared to $121,493 for the quarter ended September 30, 2007. The increase of $72,343 is a direct result of the increased rental space occupied to accommodate the growth in operations, including the setting up of new offices for the Wescorp NAVIGATOR in Texas and manufacturing facilities for Raider in Canada. With the growth in operations, additional costs for office supplies, telephone, and other costs have been incurred. The addition of Raider has directly contributed approximately $33,705 to office expenses, and Total Fluid has contributed approximately $10,358 to office expenses.

Depreciation and amortization expense for the quarter ended September 30, 2008 was $73,184 versus $21,201 for the quarter ended September 30, 2007, an increase of $51,983. This increase was a direct result of the additional assets acquired pursuant to the agreement with FEP dated December 18, 2007. Additional assets were also acquired to support the increased activities related to the Wescorp NAVIGATOR division.

Consulting fees incurred during the quarter ended September 30, 2008 of $169,365 were $35,967 higher than the $133,398 incurred in the same period for 2007. This increase is a direct result of engaging two consultants who provided financial advice to the Company. The increased costs related to these two new contracts were partially offset by the elimination of contracts with consultants that existed in the three months ended September 30, 2007 that no longer existed in the same period in 2008. The consulting contract for our Chief Operating Officer, Mr. Scott Shemwell, has been replaced with an employment agreement effective September 1, 2007. In addition, two other contractors became employees effective January 1, 2008.

We incurred interest, finance and bank charges of $129,682 on our short-term borrowings during the quarter ended September 30, 2008 compared to $93,851 incurred during the quarter ended September 30, 2007. The increase of $35,831 is a direct result of new debt, in the form of notes payable in the amount of $859,328 incurred in the nine months ended September 30, 2008, and approximately $859,500 in debentures incurred from December, 2007 to June, 2008. Approximately $336,300 of the debentures was repaid in the third quarter of 2008. In addition, we incurred an additional note in the amount of $100,000 that is due to a director of the Company, in the quarter ended September 30, 2008.

Other Income and Expenses

For the quarter ended September 30, 2008, other expenses have decreased by $182,208 from the same period in 2007.

We were not able to deliver free-trading shares called for under Tranche 2, Stage Three of the agreement to acquire Vasjar, and thus we were required to pay the former Vasjar shareholders an additional 80,000 Wescorp common shares for each month that the shares are not delivered. This resulted in an accrual of $248,996 being recorded for the quarter ended September 30, 2008, which reflects the increase in shares needed to be delivered and the closing trading price of Wescorp shares as at September 30, 2008. We were not able to deliver free-trading shares called for under Stage Three of the agreement to acquire Vasjar at September 30, 2007 and this resulted in an accrual of $162,127 being recorded for the quarter ended September 30, 2007. In the third quarter of 2007, an additional 730,950 shares were authorized by the board of directors to be paid to the third party as a registration statement was not filed on a timely basis in connection with Tranche 2, Stage Two. This resulted in an additional expense of $346,713 being recorded in that period.

The foreign currency gain of $27,142 for the quarter ended September 30, 2008 is a direct result of the Canadian dollar being slightly weaker than the U.S. dollar at September 30, 2008 when compared to June 30, 2008. Many of Wescorp’s payables are denominated in Canadian dollars and as that currency weakens exchange gains result when those payables are settled. In the quarter ended September 30, 2007, Wescorp had a short-tem investment of approximately $1,436,171 denominated in Canadian dollars, which increased in value as the Canadian dollar strengthened against the U.S. dollar. This made a major contribution to foreign currency gains for the same period last year being $67,082.

Interest income for the three months ended September 30, 2007 is directly related to the short-term investment made in June 2007. This short-term investment was redeemed in June of 2008.

The gain on the disposal of assets in the quarter ended September 30, 2007 was the direct result of disposing of a vehicle that was nearly completely depreciated and was no longer being utilized by the Company.

Net Loss

The net loss for the quarter ended September 30, 2008 of $1,841,467 compared to a net loss of $2,699,705 for 2007 is due to the net effect of the decreases of $679,620 in operating expenses and $182,208 in other expenses partially offset by a decrease in gross profit of $3,590, as explained above.

Nine Months Ended September 30, 2008 Compared to Nine Months Ended September 30, 2007

Revenues

Revenues during the nine months ended September 30, 2008 were $3,094,155, compared to $2,411,395 for the nine months ended September 30, 2007, an increase of $682,760, or 28.3% . This increase in revenue is primarily the result of the operations of our wholly-owned subsidiary Raider which was formed after we acquired assets from FEP on December 18, 2007. Revenues attributable to our wholly-owned subsidiary Flowstar were $2,307,538 while revenues of Raider contributed $786,941. Problems continue to be caused by reductions in well licensing, drilling activities, and capital spending, which continue to affect the Canadian natural gas industry. Based on information published by the Canadian Association of Petroleum Producers, well licensing is down 10% and well completions are down 20% for gas wells in the first nine months of 2008 when compared to the same period for 2007.

In order to offset these declines, we have focused on increasing sales coverage and exposure for the Flowstar DCR systems as described above.

The strengthening of the Canadian dollar for the nine months ended September 30, 2008 from the exchange rate for the nine months ended September 30, 2007 also has contributed to the increase in revenue. The exchange rate has improved approximately 8.3% period to period. As practically all the revenue generated is in Canadian dollars, this improvement in the exchange rate has had a significant impact.

Cost of Sales

As a percentage of revenues, cost of sales for the nine months ended September 30, 2008 increased to 57.7% versus 53.9% for the nine months ended September 30, 2007. Most of this increase can be attributed to the significantly lower margins achieved in the sale of product by Raider versus those margins that are realized on the sale of Flowstar products and the Flowstar discounts described above.

Expenses

Operating expenses for the nine months ended September 30, 2008 were $6,528,819 versus $5,897,370 for the nine months ended September 30, 2007, an increase of $631,449. The largest increases in our operating expenses were in wages and benefits, interest accreted on financial instruments, research and development, advertising and investor relations, interest, finance and bank charges, office, and depreciation and amortization as explained below.

In the first nine months of 2008, individuals who formerly provided consulting services to Wescorp became employees. The hiring of these individuals as well as other persons who were not previously consultants was necessary in order to provide adequate staffing for the new businesses formed after the acquisition of assets from FEP. Effective September 1, 2007, we entered into new employment contracts with Mr. Douglas Biles, President and Chief Executive Officer, and Mr. Scott Shemwell, Chief Operating Officer. We also provided merit increases in order to retain key employees. Due to these changes, wages and benefits increased to $1,910,342 during the nine months ended September 30, 2008 versus $1,328,521 during the nine months ended September 30, 2007, an increase of $581,821.

To account for the issuance of the Company’s $400,000 non-convertible debentures that include attached warrants in the fourth quarter of the year ended December 31, 2007, a beneficial conversion feature of $100,000 was recorded as a debt discount and was amortized over the life of the debenture. An additional $109,465 was recorded as a debt discount related to debentures issued in 2008. As a result, $168,842 in interest accretion related to the debt discount was charged to operations in the nine months ended September 30, 2008. In December 2007, an unsecured note (“FEP Note”), bearing interest at a rate of 0.0%, in the amount of approximately $2,696,980 (CAD $2,665,000) was issued. The fair value of this note was computed as $2,183,635 using an imputed interest rate of 18.0%, which was assumed to represent the incremental borrowing rate of the Company. This resulted in $513,345 being recorded as a debt discount, which will be amortized over the life of the note. During the nine months ended September 30, 2008, amortization of $315,316 related to the debt discount was recorded. No costs for the accretion of interest related to financial instruments were incurred in the nine months ended September 30, 2007 as there were no financial instruments that required amortization of debt discounts outstanding during that period.

Costs for research and development increased in the nine months ended September 30, 2008 to $795,069 compared to the $451,572 for the nine months ended September 30, 2007. Most of this increase can be attributed to additional expenses incurred to develop the water remediation technology of Total Fluid in the amount of $389,353. These costs are net of grants received in the amount of approximately $161,700 (CAD $164,574) to assist in the development of the water remediation technology in Total Fluid into a commercial product. No corresponding expenses were incurred in the comparative period related to this technology. Added costs of modifying the VISCOSITOR to be a 20 to 50 barrel-per-day pilot plant incurred in the first nine months of 2008 were approximately $45,900 less than what was incurred for the same period in 2007. In the nine months ended September 2007, approximately $65,000 in costs related to modifying the VISCOSITOR to be a 20 to 50 barrel-per-day pilot plant were incurred with no corresponding costs being experienced in the same period for 2008. The higher costs incurred in 2007 are offset by a reduction in grants received to partially reimburse the Company for these costs. Approximately $58,000 in grant funding was received in the first nine months of 2008 as compared to approximately $37,700 of grant money that was received in the first nine months of 2007.

Advertising and investor relations expenses rose by $262,159 to $541,285 for the nine months ended September 30, 2008 versus $279,126 reported for the nine months ended September 30, 2007. This increase is a direct result of additional costs that were incurred in the first nine months of 2008 for brand imaging and extensive promotion of the Wescorp NAVIGATOR and Flowstar product offerings. There was also an increase in the costs for investor relations as additional consultants were contracted to provide these services in the nine months ended September 30, 2008. This includes the issuing of shares valued at $128,250 pursuant to consulting contracts for investor relations services in the nine months ended September 30, 2008 with no corresponding expense being incurred in the comparable 2007 period. Only one comparative contract existed in the same period in 2007 and that contract was lower in the amount of $4,000 per month.

We incurred interest, finance and bank charges of $425,792 for the nine months ended September 30, 2008 compared to $175,274 incurred during the nine months ended September 30, 2007. This increase of $250,518 is a direct result of new debt, in the form of a debenture in the amount of $2,250,000 incurred on June 7, 2007, notes payable in the amount of $859,328 incurred in the nine months ended September 30, 2008, and approximately $859,500 in debentures incurred from December 2007 to June 2008. The $2,250,000 debenture was the only portion of the increased debt that existed in the nine months ended September 30, 2007, and only $70,890 in interest was incurred on this balance during the nine months ended September 30, 2007. In addition, we incurred an additional note in the amount of $100,000 that is due to a director of the Company, in the quarter ended September 30, 2008. We also incurred financing fees of $92,196 in the nine months ended September 30, 2008 while financing fees of only $27,500 were incurred in the nine months ended September 30, 2007.

Office expenses for the nine months ended September 30, 2008 were $553,436 compared to $335,888 for the nine months ended September 30, 2007. The increase of $217,548 is a direct result of the increased rental space occupied to accommodate the growth in operations, including the setting up of new offices for the Wescorp NAVIGATOR in Texas and manufacturing facilities for Raider in Canada. With the growth in operations, additional costs for office supplies, telephone, and other costs have been incurred. The addition of Raider has directly contributed approximately $108,000 to office expenses, and Total Fluid has contributed approximately $29,300 to office expenses during 2008.

Depreciation and amortization expense for the nine months ended September 30, 2008 was $218,790 versus $67,521 for the nine months ended September 30, 2007, an increase of $151,269. This increase was a direct result of the additional assets acquired pursuant to the agreement with FEP dated December 18, 2007. Additional assets were also acquired to support the increased activities related to the Wescorp NAVIGATOR division.

Legal and accounting costs for the nine months ended September 30, 2008 were $300,019, which was an increase of $77,591 compared to the corresponding period of 2007. The increase in 2008 is directly related to additional audit and legal fees to complete the December 2007 audit. While we incurred lower legal fees for compliance with various regulatory filings, and for due diligence work undertaken with respect to potential business acquisitions and other contracts, these savings were significantly lower than the increases for other professional services provided.

Travel expenses during the nine months ended September 30, 2008 increased by $61,255 to $342,707 versus $281,452 for the nine months ended September 30, 2007. This increase is a direct result of the increased activity in the Ellycrack project and additional marketing of both Wescorp and Flowstar in international markets. The addition of Total Fluid has contributed approximately $63,100 to travel costs. The hiring of additional employees located in the U.S. has also directly added to these increases in cost.

Insurance expense for the nine months ended September 30, 2008 was $103,958 compared to $98,253 for the nine months ended September 30, 2007. The increase in our premium for our comprehensive insurance due to our higher asset base is the primary reason for the $5,705 increase in insurance expense.

The above increases were partially offset by substantial decreases in costs for research and development acquired, and consulting fees.

As discussed above, in connection with the Merger Agreement with SDS and Scott Shemwell, 2,000,000 shares of the Company’s common stock were issued in exchange for the SDS shares. At the date of this transaction the Company’s shares had a closing trading price of $0.50. As these shares are restricted and represent a large block of shares they were valued at 80% of the closing trading price, or $0.40, which is equal to $800,000. As the Company considers this transaction to be with a related party, the value of the acquired Wescorp NAVIGATOR was expensed as research and development acquired. No corresponding transaction of this type occurred in the nine months ended September 30, 2008.

Consulting fees incurred during the nine months ended September 30, 2008 were $437,337, which was $289,923 lower than the $691,293 incurred in the same period for 2007. This decrease is a direct result of having fewer contracts with consultants in the nine months ended September 30, 2008 when compared to the same period in 2007. The consulting contract for our Chief Operating Officer, Mr. Scott Shemwell, has been replaced with an employment agreement effective September 1, 2007. In addition, two other consultants became employees effective January 1, 2008. The costs associated with engaging two new consultants, who provided financial advice to the Company, in the nine months ended September 30, 2008 were for lower amounts than those that have terminated since September 30, 2007.

Effective September 1, 2007, we also entered into two consulting contracts that provided for options to purchase common shares. As a result we incurred an expense of $252,500 in consulting stock-based expense during the nine months ended September 30, 2007 with no comparable expense in the nine months ended September 30, 2008.

During the nine months ended September 30, 2008, 1,382,385 options to purchase common shares pursuant to employment agreements for executive officers vested and were valued at $377,200. In the same period for 2007, 1,330,838 options to purchase common shares pursuant to employment agreements for executive officers vested and were valued at $465,600. Most of the decrease in the valuation of the stock options can be attributable to the lower closing market price of the Company’s common shares on the date the stock options vested in 2008 versus those that vested in 2007 while the exercise price was fixed at the same amount for both years for these stock options. Thus, the Company had a decrease of $88,400 in stock-based wages during the three months ended September 30, 2008.

As the value of the technology that was on the books at September 30, 2007 was fully impaired at December 31, 2007, no further amortization of this asset was required in 2008. Accordingly, amortization of technology has decreased by $387,484.

In order to strengthen the Board of Directors, the Company decided to compensate outside directors in the form of shares commencing on April 1, 2006. During the three months ended September 30, 2008, one of the Company’s outside directors resigned and forfeited any right to the shares that were to be issued to him. As a result, director’s fees accrued in the first nine months of 2008 for shares not yet issued were reversed in the quarter ended September 30, 2008. Accordingly directors’ fees incurred in the nine months ended September 30, 2008 reflected this reversal and resulted in $38,726 being charged to operations compared to $60,458 being charged to operations for the same period in 2007.

Other Income and Expenses

For the nine months ended September 30, 2008, other expenses have decreased by $894,184 from the same period during 2007.

We were not able to deliver free-trading shares called for under Tranche 2, Stage Three of the agreement to acquire Vasjar, and thus we were required to pay the former Vasjar shareholders an additional 80,000 Wescorp common shares for each month that the shares are not delivered. This resulted in an accrual of $762,300 being recorded for the nine months ended September 30, 2008, which reflects the increase in shares needed to be delivered and the closing trading price of Wescorp shares as at September 30, 2008. The financial statements for the same period in 2007 reflect the requirements for late delivery of shares as stipulated by Tranche 2, Stage Two of the agreement with the former Vasjar shareholders. In February 2007, a third party acquired the interests of the former Vasjar shareholders in connection with the share delivery requirements of Tranche 2, Stage Two. As a result, the Company owed the shares under Tranche 2, Stage Two to the third party. As of September 30, 2007, in addition to the 960,000 penalty shares incurred under the provisions of Tranche 2, Stage Two, Wescorp agreed to pay an additional 1,163,800 penalty shares to the third party. These shares were valued at a cost of $617,672. In the third quarter of 2007, an additional 730,950 shares were authorized by the board of directors to be paid to the third party as a registration statement was not filed on a timely basis in connection with Tranche 2, Stage Two. This resulted in an additional expense of $346,713 being recorded in the period. In addition, we were not able to deliver free-trading shares called for under Stage 3 of the agreement to acquire Vasjar at September 30, 2007 and this resulted in an accrual of $283,935 being recorded for the nine months ended September 30, 2007.

The foreign currency loss of $11,657 for the nine months ended September 30, 2008 is a direct result of the Canadian dollar being weaker than the U.S. dollar at September 30, 2008 when compared to December 31, 2007. Wescorp had a short-tem investment of approximately $1,478,400 denominated in Canadian dollars, which decreased in value as the Canadian dollar weakened against the U.S. dollar. This short-term investment was redeemed in June of 2008. Some of these losses are offset as many payables are denominated in Canadian dollars and as that currency weakens exchange gains result when payables are settled. The foreign currency gain of $45,807 for the nine months ended September 30, 2007 was a direct result of the Canadian dollar consistently strengthening against the U.S. dollar throughout that period.

During the nine months ended September 30, 2007 the Company incurred a penalty for the late filing of the registration statement pursuant to the terms of the subscription agreements for the private placement that was completed in December of 2006. As a result, the Company was required to issue additional shares to the investors in the private placement which were valued at $424,839. The Company did not incur any similar expense during the nine months ended September 30, 2008.

Net Loss

The decrease in net loss of $460,412 for the nine months ended September 30, 2008 of $5,907,809 from $6,368,211 for 2007 is due to the net effect of the increase of $631,449 in operating expense, partially offset by the increase in gross profit of $197,667 and the decrease of $ 894,184 in other expenses as explained above.

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

Currently we only have one lending arrangement in place with banking or financial institutions for Raider. We intend to seek conventional bank financing for Flowstar once we redeem or effect the conversion of the outstanding short-term convertible debenture to equity as noted herein.

We are also currently in the process of arranging financing for our 2008 operations and investment plan. As part of our overall investment objectives we intend to acquire and develop one or more additional technologies in 2008. Although there is no assurance that this will occur, our total anticipated funding requirement through the next twelve months is estimated to be approximately five million dollars. We believe that if we are able to obtain this financing, of which there is no assurance, our cash balances will be sufficient to carry on normal operations for the next twelve months plus meet any cash requirements that may be needed for target investments or acquisitions. Any sale of additional equity securities, if undertaken, will result in dilution to our stockholders. There can be no assurance that additional financing, when required, will be available to us on acceptable terms, or at all.

We anticipate that the most likely major purchases of capital assets in the next twelve months will be the potential acquisition of one or more new businesses and/or technologies, although there is no assurance that this will occur. However, there may be additional purchases of office equipment and shop equipment for Flowstar and capital expenditures for Total Fluid and Ellycrack. Total Fluid will continue to carry out its research and development with respect to making its water remediation technologies commercially viable. Also, Flowstar will be conducting research and development in its ongoing program to maintain the competitive advantage of its products.

Off-Balance Sheet Arrangements

We have never entered into any off-balance sheet financing arrangements and have not formed any special purpose entities. We have not guaranteed any debt or commitments of other entities or entered into any options on non-financial assets.

ITEM 4.	CONTROLS AND PROCEDURES

Within the 90-day period prior to the filing of this report, an evaluation was carried out under the supervision and with participation of the Company's management, including the Company’s Chief Executive Officer and Principal Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Securities Exchange Act of 1934). Based on their evaluation, as of September 30, 2008, the Company’s Chief Executive Officer and Principal Financial Officer have concluded that disclosure controls and procedures are, to the best of their knowledge, effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Subsequent to the date of their evaluation, there were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

None.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On September 11, 2008, we sold 2,470,000 units of unregistered common stock, for $0.40 per unit, for total proceeds of $988,000. Each unit consists of one share of common stock and one common stock warrant. One warrant entitles the holder to purchase one additional common share at a price of $0.60 per share at any time until the close of business on December 11, 2010.

The units were issued to non-US residents outside the United States in reliance upon the exemption from registration under Regulation S of the Securities Act of 1933, as amended. This issuance qualified for exemption from registration because (i) the securities were sold to non-U.S. investors in an offshore transaction (as defined under Regulation S); (ii) the Company did not use any directed selling efforts (as defined under Regulation S) in the United States; (iii) offering restrictions (as defined under Regulation S) were implemented by the Company; and (iv) the investors received and will receive upon execution of any warrant “restricted securities” that include all applicable legends and are subject to resale limitations in accordance with Regulation S.

During the nine months ended September 30, 2008, the Company issued 575,000 shares of common stock for total proceeds of $160,650. These shares were issued for consulting fees at values ranging from $0.27 to $0.324 per share. The shares were issued to the consultants as private transactions under Section 4(2) of the Securities Act.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our security holders during the three months ended September 30, 2008.

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

WESCORP ENERGY INC.

Date: November 17, 2008	By:	/s/Douglas Biles
Douglas Biles, Chief Executive Officer
(Principal Executive Officer)

Date: November 17, 2008	By:	/s/Terry Mereniuk
Terry Mereniuk, Chief Financial Officer
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