Form 10-K
period 2008-12-31
WESCORP ENERGY INC
filed 2009-04-15
CIK 1069489

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008 OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number 000-30095

WESCORP ENERGY INC.
(Exact Name of Registrant Specified In Its Charter)

Delaware	98-0447716
State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization	Identification No.)

Suite 770, 435 – 4thAvenue S.W., Calgary, Alberta, Canada T2P 3A8
(Address of Principal Executive Offices) (Zip Code)

(403) 206-3990
Issuer’s Telephone Number

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
None	None

Securities registered pursuant to Section 12(g) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $.0001 Par Value	OTC Bulletin Board

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes [   ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes [   ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities
Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such
reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]    No [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]		Accelerated filer [ ]
Non-accelerated filer [ ]	(Do not check if a small reporting company)	Small Reporting Company[X]

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes [   ]    No [X]

The aggregate market value of the voting common stock held by non-affiliates of the registrant at the close of business on June 30,
2008, was $30,366,657. Without asserting that any director or executive officer of the registrant, or the beneficial owner of more than five percent of the registrant’s common stock, is an affiliate, the shares of which they are the beneficial owners have been deemed to be owned by affiliates solely for this calculation.

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 88,752,557 shares of common stock as of March 20, 2009.

FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K for the year ended December 31, 2008 (the “Annual Report”) contains predictions, projections and other statements about the future that are intended to be “forward-looking statements” (collectively, “forward-looking statements”). Forward-looking statements involve risks and uncertainties. A number of important factors could cause actual results to differ materially from those in the forward-looking statements. In assessing forward-looking statements contained in this Annual Report, readers are urged to read carefully all cautionary statements – including those contained in other sections of this Annual Report. Among said risks and uncertainties are the following risks:

  there may not be adequate capital to fund our business;
  our water remediation technologies may not receive sufficient market demand or be commercially successful;
  our water remediation technology may be replaced in the market by a more technically advanced process;
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
  sales of Raider Chemical product may fall below sustainable levels and may force a discontinuation of activities;
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

Any of the factors listed above and other factors contained in this Annual Report could cause our actual results to differ materially from the results implied by these or any other forward-looking statements made by us or on our behalf. We cannot assure you that our future results will meet our expectations. Additional statements concerning important factors that could cause actual results to differ materially from our expectations are disclosed in the “Risk Factors” section and elsewhere in this Annual Report. In addition, the words “believe,” “may”, “will”, “when”, “estimate”, “continue”, “anticipate”, “intend”, “expect” and similar expressions, as they relate to the Company, our business or our management, are intended to identify forward-looking statements. All written and oral forward-looking statements attributable to us or persons acting on our behalf subsequent to the date of this Annual Report are expressly qualified in their entirety by the foregoing risks and those set forth in the “Risk Factors” section below.

Our forward-looking statements speak only as of the date made.

CURRENCIES

All amounts expressed herein are in U.S. dollars unless otherwise indicated. Amounts expressed in Canadian dollars are preceded by the symbol “CAD”.

PART I

ITEM 1. DESCRIPTION OF BUSINESS.

GENERAL

Wescorp Energy Inc. (referred to herein as “we”, “us”, “our”, “Wescorp”, “the Company” or “our Company”) is an oil and gas operations solution and engineering company committed to acquiring, developing and commercializing technologies that are designed to improve the management, environmental and economic performance of field operations for oil and gas producers and to provide solutions to help them overcome the tough operational challenges they face. To this end, our primary business strategy is to acquire, fund and develop new systems and technologies in our field through investments in companies or products for which early stage product development has been completed, and to provide consulting services with respect to these systems and technologies. We prefer investments for which we can control the intellectual property of technologies that have emerged from research and initial development and are essentially market-ready. We also acquire companies with one or more technology products being developed that can benefit from the financial, technical and business development experience of our management to bring those products to market in a meaningful manner after they have been fully developed. Among other strategies, we may attempt to license or form third-party commercial partnerships based on these acquired technologies. Our corporate offices are located at Suite 770, 435 – 4thAvenue S.W., Calgary, Alberta, Canada T2P 3A8, and the telephone number there is (403) 206-3990. Our website is http://www.wescorpenergy.com.

In short, our goal is to generate enhanced capital appreciation for our shareholders by continuing to acquire, develop, and commercialize timely effective product solutions or strategic investment opportunities for energy-related applications that generate real returns with above-average cash flow and margins. To this end, we currently operate through five Strategic Business Units, or SBUs, including; (i) our subsidiary, Flowstar Technologies Inc. (“Flowstar”); (ii) our joint venture with Ellycrack; (iii) our subsidiary, Wescorp Services, Inc. (“WSI”) operating Wescorp Navigator; (iv) our subsidiary Total Fluid Solutions Inc. (“Total Fluid”); and (v) our subsidiary Raider Chemical Corporation (“Raider”). A short synopsis of each business unit and our recent business activities follows.

Flowstar Technologies Inc.

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

Flowstar’s principal product is an electronic gas flow measurement and well monitoring system that has proven to be very effective in several applications, including those for:

  Coal bed methane production – low pressure well monitoring and gas metering;
  Wet gas production – as stand-alone units without heated shelters or added infrastructure;
  Plunger lifts – to monitor and measure highly variable gas flows;
  Test separators – eliminating the need to change orifice plates; and
  Fuel gas – to measure gas consumption of pipeline compressors.

Flowstar is evolving into more of a total gas measurement solutions provider and is engaging customers for project-based applications by integrating hardware sales with IFMWorks. Diversification of Flowstar’s sales is also achieved by selling into the retrofit/upgrade market as well as the new metering market. Management believes that these two factors help provide Flowstar with some insulation from the market fluctuations experienced in today’s energy environment.

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

WSI - Wescorp Navigator

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

The technology developed by SDS is operating as Wescorp Services Inc., a subsidiary of Wescorp. It is a Houston-based engineering business focused on providing process-driven consulting services to help oil and gas operators improve the management, economics, and environmental performance of field operations. As part of our acquisition of SDS, we acquired its NAVIGATOR Process Management Solution, a collaborative solution that manages the interactions of people, processes, and equipment in complex oil and gas field operations. We believe that the Wescorp NAVIGATOR offers powerful, integrated, field operations capability that we intend to use to drive the development, commercialization, and management of our client offerings. We also intend to make the Wescorp NAVIGATOR available to our clients to manage field complexities, especially in the areas of oil and gas flow measurement and metering, environmental remediation and compliance, enhanced oil recovery, unconventional oil and gas production, and field intelligence, including radio frequency identification (“RFID”) tagging and implementation.

There is some additional documentation required for the completion of the first phase of the NAVIGATOR project, originally announced March 5, 2008, with a Canadian heavy oil company. Revenue will be recorded upon the acceptance of the documentation. This project is ongoing, but due to the current economic climate, the project has been put on hold.

Total Fluid Solutions Inc. and Raider Chemical Corporation

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

Total Fluid – H2OMaxx

Our wholly-owned subsidiary, Total Fluid Solutions Inc., owns the world-wide rights to certain oil-water separation technology in the oil and gas field. The Canadian patent rights expire in March 2011. A provisional patent application for additional technology in the same area has been filed, for which we would have the world-wide oil and gas rights for the technology. We also own all of the intellectual property rights for a solids-oil separation technology that is not patented, but is held as a trade secret. With these technologies, we hope to be able to remediate two of the main contaminates (solids, hydrocarbon) in oilfield water as the result of exploration for, and production of, oil and gas.

The technology to remove solids from the oilfield water uses a proprietary, environmentally friendly, chemical process to separate drilling solids from the water and hydrocarbon mixtures, which are found in the water as a result of drilling the wells. The solids are cleaned to a standard that allows them to be used in construction. The technology to remove hydrocarbons from the oilfield water uses a patented aeration process that is expected to reduce the hydrocarbon content from the conventional 5,000 to 30,000 parts per million range to less than 10 parts per million. The third technology, to remove salt from the oilfield water, uses a low-energy process of flash distillation to separate the salts from the water.

We intend to use these technologies independently or in conjunction with each other or other water remediation technologies in order to address the critical water issues facing the oil and gas industry today.

Wescorp has had extensive discussions with interested parties regarding a world-wide strategic marketing and distribution alliance for the H2Omaxx technology in the oil and gas sector. A Letter of Intent for a Worldwide Exclusive Licensing Agreement to Market, Manufacture the H20maxx technology was signed with Weatherford International Inc. The Company is currently negotiating the Agreement.

Raider Chemical Corporation

Our wholly-owned subsidiary, Raider Chemical Corporation, designs and manufactures specialized chemicals used in the cementing and stimulation services area, within the oil and gas industry. Raider is currently making sales in Canada and the US. It is evaluating the possible expansion of sales in the US market.

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

OUR REVISED BUSINESS PLAN

Our goal is to realize enhanced capital appreciation for our stockholders by acquiring, developing, and commercializing technologies that are designed to improve the management, environmental and economic performance of field operations for energy producers. Within this framework, the Company’s focus will be on water and environmental remediation, including related areas such as oil/water separation and recovery. Management will work toward reducing overhead, and focusing on our core operations. With the current uncertainty in the financial markets and the world-wide energy industry in general, Management understands that they have to be proactive in ensuring effective and efficient business operations. Therefore, non-producing divisions will be regularly reviewed for current and forecasted profitability. Those divisions that are not forecasted to reach profitability will be under consideration for divestiture.

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

In order to finance the operations in 2008, equity financing was arranged consisting of the following:

  The issuance of stock for consideration of $2,090,634 relating to a private placement for 5,226,584 units at a price of $0.40 per unit. Each unit includes one share of our common stock and a warrant to purchase one share of our common stock for $0.60 per share prior to the end of the 24-month period following the date of issuing the units; and
  The receipt of funds in the amount of $77,664 relating to a private placement for 194,160 units at a price of $0.40 per unit. Each unit includes one share of our common stock and a warrant to purchase one share of our common stock for $0.60 per share prior to the end of the 24-month period following the date of issuing the units. These units were not issued until after the year ended December 31, 2008.

In the year ended December 31, 2008, we also incurred the following debt in order to help fund 2008 operations:

  $1,205,982 from new notes payable; and
  $460,000 on the issuance of a short-term non-convertible debenture.

In the near future, we intend to raise additional capital by selling new equity, and incurring short-term and/or long-term debt to finance the following:

  The continued expansion of Flowstar operations within our current markets and into the United States;
  The continuing development, pilot plant fabrication and field-testing of the Ellycrack technology (see below), or other possible available opportunities for Ellycrack;
  The business development and expansion of the water remediation technologies acquired in December 2007 (Total Fluid/H2 Omaxx and Raider);
  The potential acquisition of possible new technologies and businesses related to our existing SBU’s, with the intent that they would add value to our overall business almost immediately upon closing; and
  Any negative cash flow resulting from operations.

Our current and future opportunities for success depend to a great extent on the continued employment of and performance by senior management and key personnel at potential target companies. As we continue to grow, the demands and skill sets of our senior management will change. As needed, new executives will be hired with the skill sets and experience required to enhance those areas which require specialized expertise. In addition, we will be seeking to add new directors to our board that bring significant industry knowledge and expertise in the fields we are expanding into, including water/oil separation, water quality and water and environmental remediation.

Over the past year we have developed a business plan and strategy to develop and expand our operations. If it occurs, the growth we are seeking in connection with this plan will likely place considerable operational, managerial and financial strain on our Company. To enhance our ability to succeed with our new business plan, we intend to proactively adhere to the following:

1.

Continue to improve, upgrade and expand business infrastructure supporting operations – Regular financial and business reviews will be conducted of divisional operations to assess current and forecasted profitability. Management will attempt to identify divisions that are not anticipated to reach profitable performance within what Management expects to be a reasonable period of time. For those divisions, the Company will consider all alternative strategies to correct the situation, including possible divestiture.

2.

Continue to hire, train, and retain key management within Wescorp, our subsidiaries and any target companies we may acquire. New staff and management (including board members) will be chosen based on their suitability under the revised business plan.

3.

Continue to advance commercialization development programs to generate positive cash flow and earnings as soon as is practically possible – We are actively assessing value-added acquisition candidates at or near revenue generation that extend our reach into large high-growth and focused market segments.

4.

Maintain adequate financial resources – As noted above, we intend to raise additional capital in 2009 to fund planned expansion, technology development and acquisition initiatives being considered. We are currently qualifying investors and other sources of capital available to Wescorp to provide that funding as needed.

MANAGEMENT CHANGES

With the retirement of Mr. Steve Cowper as Chairman of the Company on May 29, 2008, Mr. Norris took over as interim Chairman. At the June 24, 2008 board meeting, Mr. Norris was appointed Chairman. Mr. Norris, a successful Edmonton businessman, completed a term in the Alberta Provincial Government Cabinet serving as Minister of Economic Development in 2004.

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

Although the Registration Statement covering the shares became effective in January 2008, as of April 12, 2009, we had not delivered the Vasjar shares because we were involved in discussions with the former Vasjar shareholders concerning the possibility of reaching a mutually acceptable agreement regarding the number of free-trading shares for the Company to deliver under Tranche 2, Stage Three. Under the terms of the agreement, without taking into account the Company’s position that the number of shares should be smaller, the former Vasjar shareholders would be entitled to an additional 80,000 Wescorp common shares for each month that the shares are not delivered. Because we were unable to deliver these shares, plus the penalty shares, by October 1, 2007, the former Vasjar shareholders currently have the right to terminate their respective share purchase agreements with us. If they do so, we would no longer own Vasjar or its subsidiary, Quadra, including the intellectual property rights owned by Quadra.

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

Management has determined that the recoverability of the carrying value of the technology is uncertain, and accordingly recorded an impairment in the remaining carrying value of the technology in 2007.

Flowstar is evolving into more of a total gas measurement solutions provider and is engaging customers for project-based applications by integrating hardware sales with IFMWorks. Diversification of Flowstar’s sales is also achieved by selling into the retrofit/upgrade market as well as the new metering market. Management believes that these two factors help provide Flowstar with some insulation from the market fluctuations experienced in today’s energy environment.

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

Ellycrack has developed what is believed to be a cost effective technology in which heavy oil can be upgraded to “lighter” more commercially saleable oil via a low-energy “mechanical” cracking process which can be located directly in a field environment. By upgrading heavy oil in the field, oil companies can eliminate on-site storage tanks as well as the cost associated with transporting heavy oil great distances to centralized upgraders. As a result, the upgraded heavy oil can be transported directly to a refinery.

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

In accordance with the MOU with Ellycrack, Wescorp has been working with Ellycrack on plans to develop a pilot plant. During the third quarter of 2005, we made various improvements to core technology within the Ellycrack process in order to optimize it for the pilot plant and subsequent commercial applications. As a result of those improvements, we scheduled tests for several major energy producers who have requested a demonstration of the Ellycrack process for possible consideration within their field operations as a commercial application. Those improvements and tests were very successful, resulting in a significant increase in the process’ upper limit of API upgrading. To date, we have hired a major engineering firm to prepare the design for a 50 to 200 barrel-per-day pilot plant utilizing the Ellycrack technology. This design was completed in the first quarter of 2006. We have also hired an engineer to act as project manager for pilot plant fabrication and to oversee Ellycrack-related operations.

We have moved the VISCOSITOR “test rig” from a research center at Trondheim, Norway to Canada in order to develop the technology under world-class Canadian heavy oil expertise for the commercialization effort. The aim is to automate the test rig as an approximately 20-50 BOPD pilot plant, and “prove out” longer term operation before seeking markets for the technology.

Since arriving in Canada, the test rig was reassembled and modified at a fabrication shop in Manitoba to meet Canadian Electrical Code and other standards. Then the unit was moved to a Canadian research center for installation. Upon completion of installation, it was to be subjected to a staged test program. The unit was to be operated to duplicate conditions in Norway in order to validate proper operation.

C. Acquisition of Strategic Decision Sciences USA Inc. and Business of Wescorp Services (USA) Inc.

As described above, on September 11, 2007, we acquired Strategic Decision Sciences USA Inc. (“SDS”), a Houston-based engineering firm focused on providing process-driven consulting and services to help oil and gas operators improve the management, economics and environmental performance of field operations. As part of our acquisition of SDS, we acquired its NAVIGATOR Process Management Solution, a collaborative solution that manages the interactions of people, processes and equipment in complex oil and gas field operations. We believe that the Wescorp NAVIGATOR offers powerful, integrated, field operations capability that we intend to use to drive the development, commercialization and management of our client offerings. We also intend to make the Wescorp NAVIGATOR available to our clients to manage field complexities, especially in the areas of oil and gas flow measurement and metering, environmental remediation and compliance, enhanced oil recovery, unconventional oil and gas production, and field intelligence, including radio frequency identification (“RFID”) tagging and implementation.

D. Acquisition of Intellectual Property and Other Assets from FEP Services Inc.; Business of Total Fluid Solutions and Raider Chemical Corporation

On December 18, 2007, the Company effectively completed an agreement to purchase assets and intellectual property from FEP. Under the terms of the agreement, our wholly-owned subsidiary, Wescorp Technologies, assumed liabilities of approximately CAD $240,000 and delivered to FEP (i) a two-year promissory note in the face amount of CAD $2,665,000; (ii) 13,900,000 restricted shares of common stock of Wescorp Energy; and (iii) 470,143 shares of common stock of Oilsands at an agreed value of $2,192,277. Also in connection with the Asset Purchase Agreement, Wescorp Technologies entered into a license agreement with a third party and a consulting agreement with each of Messrs. Bowhay and McCaw to provide various consulting services.

Total Fluid Solutions Inc. – H2OMaxx

We intend to use these technologies independently or in conjunction with each other or other water remediation technologies in order to address the critical water issues facing the oil and gas industry today. Our wholly-owned subsidiary, Total Fluid Solutions Inc. (‘Total Fluid”), owns the world-wide rights to certain oil-water separation technology in the oil and gas field. The Canadian patent rights expire in March 2011. We have filed a provisional patent application for the world-wide oil and gas rights for additional technology in the same area. We also own all of the intellectual property rights for a solids-oil separation technology that is not patented, but is held as a trade secret. With these technologies, we hope to be able to remediate two of the main contaminates (solids, hydrocarbon) in oilfield water as the result of exploration for, and production of oil and gas.

The technology to remove solids from the oilfield water uses a proprietary, environmentally friendly, chemical process to separate drilling solids from the water and hydrocarbon mixtures, which are found in the water as a result of drilling the wells. The solids are cleaned to a standard that allows them to be used in construction. The technology to remove hydrocarbons from the oilfield water uses a patented aeration process that is expected to reduce the hydrocarbon content from the conventional range of 5,000 to 30,000 parts per million to less than 10 parts per million.

The third technology, to remove salt from the oilfield water, uses a low-energy process of flash distillation to separate the salts from the water.

The Total Fluid field testing has been completed at our industry-sponsored production facility, involving 120 oil and gas wells. During the last phase of our test period, we maintained over 90% uptime, with minimal interruptions. Our operational results have provided valuable data to our industry sponsors, allowing them to recommend technical improvements to our equipment, resulting in savings in operating costs. These independent third-party verified results showed that the H2Omaxx unit reduced the hydrocarbon content in water down to below 10 parts per million.

We believe that all indications are that our technology is sound and that the market opportunity is vast. We continue to work with the University of Calgary and the Canadian Environmental Technology Advancement Corporation on proving scalability and validating the technology’s use in other areas of applications.

Since the beginning of the second quarter, we have demonstrated our unit to over 100 investors, clients, industry experts, and government officials. It is hoped that these demonstrations will lead to future sales opportunities of the unit. We have signed our first sales order for one unit with options for up to an additional 255 units over the next five years.

Wescorp has had extensive discussions with interested parties regarding a world-wide strategic marketing and distribution alliance for the H2Omaxx technology in the oil and gas sector. A Letter of Intent for a Worldwide Exclusive Licensing Agreement to market and manufacture the H20maxx technology was signed with Weatherford International Inc. The parties currently are negotiating the Agreement.

Raider Chemical Corporation

Our wholly-owned subsidiary, Raider Chemical Corporation (“Raider”), designs and manufactures specialized chemicals used in the cementing and stimulation services area, within the oil and gas industry. Raider is currently making sales in Canada, and the US.

PRODUCTS AND SERVICES

Our business plan consists of four fundamental elements:

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

3.	Focus on our new core business area, which will be water and environmental remediation, included the related areas such as oil/water separation and recovery, with an emphasis on reducing the cost of operations in all divisions, including overhead.

4.

And finally, contribute our finance, technical and management experience to assist in the further development of a target company’s business and operations. We believe that combining our business and technical skills with the technology development skills of target companies will increase the probability of potential success for all related stakeholders.

We probably also will incur some costs related to environmental compliance given our focus and activities within the oil and gas industry, which is highly regulated. We have not yet fully assessed what those costs may be or any operational impact that compliance may have on our business

Flowstar Technologies Inc.

We offer electronic flow measurement systems and related units for sale and service in the U.S. and Canada. To that end, we hired a consultant in late 2005 to review our options regarding a further expansion of Flowstar within our current Canadian market, and in relation to the timing of our initial foray into the U.S. market. In connection with this review and our plans to expand, we have hired senior management to head up our U.S. expansion. The hiring of U.S. based consultants, the incorporation of a wholly-owned U.S. subsidiary (“Flowstar Technologies (USA) Inc.”), and the opening of a U.S. office in Houston have been completed.

Also as part of our operations plan, we will continue to invest in development of our current and future product lines in order to remain competitive in markets we are targeting. We expect to make primary development investments to improve the communications ability of the Flowstar line.

Further, as part of our risk management efforts, Flowstar’s management has identified alternative sources of long-term supply for all of our critical components and services as a fallback in the event our current suppliers cannot provide those components or services in a timely manner, or that it cannot do so in sufficient quantities to meet anticipated demand for Flowstar systems.

Flowstar’s principal product is an electronic gas flow measurement and well monitoring system that has been proven to be very cost-effective and superior in several applications, including:

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

Ellycrack

In 2004, we entered into the MOU with Ellycrack to agree to a 50/50 joint venture (JV). Since that time, both Ellycrack and Wescorp have been operating on the terms described in the MOU. The MOU provides Wescorp with a 50% interest in the worldwide rights to use and benefit from the commercial application of Ellycrack’s VISCOSITOR technology and intellectual property. As a time saving measure, we have moved the VISCOSITOR test plant from the Norwegian site at Trondheim to Canada where it will be situated at a major western Canadian research and development facility for additional testing concerning the technology and to establish the economics of the process.

The VISCOSITOR is a low energy (low cost) heavy oil upgrading process that is self sustained by fuel produced by the process itself. This technology primarily upgrades the quality of heavy oil by producing lighter, more valuable synthetic grades of crude oil which dramatically improves the economics of heavy-oil production and transportation projects. It also has various environmental benefits, is a low cost alternative for small and mid-sized heavy oil field production, and provides enhanced economies of scale for larger heavy oil production and processing projects. All research and development for the VISCOSITOR was carried out in cooperation with Norway’s biggest research organization, Sintef Energy Research A/S at the Norwegian Institute of Technology in Trondheim, Norway. Subsequent improvements to enhance the process were contributed by Wescorp, Ellycrack and a major international engineering firm. Primary principals and benefits of this technology include, but are not limited to:

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

Subsequent to construction, the VISCOSITOR test rig was to undergo a period of continuous field testing to further define performance parameters beyond API uplift, including details related to material balance, energy balance, and composition of processed output to determine final capital and operating costs for commercial users.

Total Fluid Solutions – H2Omaxx

Our wholly-owned subsidiary, Total Fluid Solutions, owns the world-wide rights to certain oil-water separation technology in the oil and gas field. The Canadian patent rights expire in March 2011. A provisional patent application for additional technology in the same area has been filed, for which we would have the world-wide oil and gas rights for this technology. We also own all of the intellectual property rights for a solids-oil separation technology that is not patented, but is held as a trade secret. With these technologies, we hope to be able to remediate two of the main contaminates (solids, hydrocarbon) in oilfield water as the result of exploration for, and production of, oil and gas.

The technology to remove solids from the oilfield water uses a proprietary, environmentally friendly, chemical process to separate drilling solids from the water and hydrocarbon mixtures, which are found in the water as a result of drilling the wells. The solids are cleaned to a standard that allows them to be used in construction. The technology to remove hydrocarbons from the oilfield water uses a patented aeration process that is expected to reduce the hydrocarbon content from the conventional range of 5,000 to 30,000 parts per million to less than 10 parts per million. The third technology, to remove salt from the oilfield water, uses a low-energy process of flash distillation to separate the salts from the water.

We intend to use these technologies independently or in conjunction with each other or other water remediation technologies in order to address the critical water issues facing the oil and gas industry today.

Wescorp has had extensive discussions with interested parties regarding a world-wide strategic marketing and distribution alliance for the H2Omaxx technology in the oil and gas sector. A Letter of Intent for a Worldwide Exclusive Licensing Agreement to market and manufacture the H20maxx technology was signed with Weatherford International Inc. The parties currently are negotiating the Agreement.

Raider Chemical Corporation

Our wholly-owned subsidiary, Raider Chemical Corporation, designs and manufactures specialized chemicals used in the cementing and stimulation services area, within the oil and gas industry. Raider is currently making sales in Canada, and the US.

COMPETITION

Flowstar Technologies Inc.

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

Ellycrack

Although we have not yet commercialized the Ellycrack joint-venture, the competitive environment for the VISCOSITOR technology is starting to emerge. The petroleum service industry is populated with several well-established and highly specialized companies providing a host of services to producing companies. Many of these companies are significantly larger than we are with far greater financial resources and widely accepted product and service offerings.

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

3.

Sulphco Energy – providing a lower-energy 1-stage field upgrader/refinery-level desulphurization technology based on using ultrasound waves to remove sulfur from oil. Management believes that the removal of sulphur from oil produces only a relatively small upgrading effect.

4.

GENOIL – providing a proprietary 1-stage hydro-conversion technology (requires hydrogen manufacture) to process heavy oil into lighter ends. Management believes that the requirement for a hydrogen supply restricts the application of this technology to more developed locales, away from rural and northern oil sands regions.

5.

BA Energy – providing a large 2-stage heavy oil upgrading facility in Northern Alberta based on proprietary technologies. Will use solvent deasphalting, and then pyrolysis with limestone to control sulfur emissions. Our analysis of the economics of this processing approach shows that it could be unfavorable compared to other strategies at high oil prices. This project has now been abandoned.

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

Raider Chemical Corporation

Competition to provide chemicals used in the cementing and stimulation services area, within the oil and gas industry in North America includes the following companies with a brief comparative assessment:

1.

Synerchem International Inc. - Synerchem is a Calgary-based supplier of chemical specialties for oilfield services including drilling, cementing and fracturing. It offers specialty liquid or dry chemical blends combined with technical support services.

2.

Diversity Technologies Corp. - Diversity Technologies Corp. (DiCorp™) is a leading distributor of specialty chemicals serving the energy, mining, food processing, and small-bore drilling industries in Canada.

3.

Brenntag Canada - Brenntag Canada offers supply chain management and logistics services to a wide range of major markets from coast to coast, in addition to providing a high level of product application and handling assistance. Some of the industries served include: Oil and Gas, Pulp and Paper, Water Care, Mining, Agriculture, Food and Beverage, Pharmaceutical and Personal Care, Coatings, Adhesives and Sealants.

Total Fluid Solutions Inc.

Classes and competitors in the produced water separation are:

1.

Primary Heat Retention or Free Water Knock Out: The Cameron Group offers this technology through their company Petreco Wemco offers both heat treaters and free water knock out systems. This is typically the first stage of separating hydrocarbon from water. In this type of system both heat and time are used to start the separation process which typically results in getting the oil to water ratio to a minimum of 500-20,000 parts per million (‘ppm”).

2.

Solids handling: The Varco Company, through their solid control equipment division Brant. Brant handles: Shale Shakers, Degassers, Gumbo Removers, Hydro cyclones, De-silters, De-sanders, Centrifuges, Vortex Dryers, and Decanters. This equipment is designed to mechanically remove and handle suspended solids in produced water. Companies like Brant focus on suspended solids and are unable to remove dissolved hydrocarbons.

3.

Induced Gas Floatation (“IGF”), and Dissolved Air Flotation (“DAF”): is offered by companies like Komline-Sanderson, Industrial Wastewater Services, L’eau Claire Systems Inc, Monosep Corp., and Natco Processes Equipment. This type of aeration has been used in the process of oil water separation for years. IGF/DAF is a process for the removal of fine suspended material from an aqueous suspension. The term "flotation" indicates something floated on or at the surface of a liquid. IGF/DAF provides the needed energy for effective flotation in the form of extremely fine air bubbles, which become attached to the suspended material to be removed. This technology typically gets the oil/water ration down to 50- 100 ppm.

4.

Hydro cyclone or Centrifuge: Companies like the Welco Expediting Ltd., and Process Group offer technologies to recover liquid hydrocarbons from oily water streams. The cyclones or centrifuges are usually installed in a pressure vessel in a cluster, with an adequate number of units to match the water flow rate.

5.

Membrane or Filtration: Companies like GE Zeon, Siemens, and Viola offer a variety of membrane elements, cartridge filters including micro filtration, ultra filtration, nano filtration, and reverse osmosis. This technology is used at the very high end for industries like municipal water, food, beverage, and pharmaceuticals applications and is not typically necessary for the oil and gas industry.

EMPLOYEES

As of April 6, 2009, we had eighteen full-time and one part-time employees plus our executive officers (Mr. Douglas Biles, our President and CEO, Mr. Terry Mereniuk, our CFO, and Dr. Scott Shemwell, our COO).

INTELLECTUAL PROPERTY

Wescorp has acquired intellectual property that it currently holds through Quadra, which is the wholly-owned subsidiary of Wescorp's wholly-owned subsidiary, Vasjar. Quadra’s intellectual property includes a United States patent filed by Flowray for a digital gas flow measurement and recording device.

Given the nature of our business plan, it is likely that any potential target companies will directly hold intellectual property, which may consist of patents, licenses, copyright, industrial designs, drawings, or other proprietary rights to the product or service.

Our wholly-owned subsidiary, Total Fluid Solutions Inc., owns a North American patent for certain oil-water separation technology. We are in the process of filing a provisional patent application for additional technology which we have developed in the same area. We also own all of the intellectual property rights for a solids-oil separation technology that is not patented, but is held as a trade secret. We intend to use these technologies independently or in conjunction with each other or other water remediation technologies in order to address the critical water issues facing the oil and gas industry today.

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

We are subject to certain labor, environmental and safety regulatory matters related to the businesses operated by Total Fluid Solutions Inc., Raider Chemical Corporation, and Wescorp Services Inc. due to the various legal and regulatory guidelines affecting the sale and service of oil and gas products and services in the U.S., Canada, and elsewhere. As the new subsidiaries involve extensive field operations, our personnel will be subject to standardized safety regulations.

In addition, any other potential acquisition of a target company or interest in a target in the oil and gas industry or in any related industry will be subject to the same and possibly additional rules and regulations.

AVAILABLE INFORMATION

Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, and amendments to reports filed or furnished pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended, are available on our website at www.wescorpenergy.com as soon as reasonably practicable after we electronically file such reports with, or furnish those reports to the Securities and Exchange Commission.

ITEM 1A. RISK FACTORS

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

The Raider Chemical business involves mixing various chemicals to make up their finished product that is sold. It is possible that there could be a mix-up of the chemicals, and it is further possible that these chemicals could be flammable or hazardous or otherwise dangerous. However, Management feels that the risk of this is negligible, given the nature of the chemicals used. It is further mitigated by the experience of the staff, and the safety procedures implemented.

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

Although the Registration Statement covering the shares became effective in January 2008, as of April 12, 2009, we had not delivered the Vasjar shares because we were involved in discussions with the former Vasjar shareholders concerning the possibility of reaching a mutually acceptable agreement regarding the number of free-trading shares for the Company to deliver under Tranche 2, Stage Three. Under the terms of the agreement, without taking into account the Company’s position that the number of shares should be smaller, the former Vasjar shareholders would be entitled to an additional 80,000 Wescorp common shares for each month that the shares are not delivered. Because we were unable to deliver these shares, plus the penalty shares, by October 1, 2007, the former Vasjar shareholders currently have the right to terminate their respective share purchase agreements with us. If they do so, we would no longer own Vasjar or its subsidiary, Quadra, including the intellectual property rights owned by Quadra.

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

Declining economic conditions could negatively impact our business.

Our operations are affected by local, national and worldwide economic conditions. The consequences of a potential or prolonged recession may include a lower level of economic activity and uncertainty regarding energy prices and the capital and commodity markets. A lower level of economic activity might result in a decline in energy consumption, which may adversely affect our revenues and future growth. Instability in the financial markets, as a result of recession or otherwise, also may affect the cost of capital and our ability to raise capital.

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

The average daily trading volume of our common stock was approximately 115,000 shares per day over the 90-day period ended April 12, 2009. If limited trading in our stock continues, it may be difficult for investors to sell their shares in the public market at any given time at prevailing prices.

As of December 31, 2008, approximately 10,289,334 shares of common stock that are currently outstanding are considered “restricted securities” as that term is defined under the Securities Act of 1933, as amended, or the Securities Act. Though not currently registered, these restricted securities may be sold in the future, in compliance with Rule 144 promulgated under the Securities Act or pursuant to a future registration statement. Rule 144 provides that a person holding restricted securities for a period of one year or more may sell those securities in accordance with the volume limitations and other conditions of the rule. Sales made pursuant to Rule 144, or pursuant to a registration statement filed under the Securities Act, could result in significant downward pressure on the market price for our common stock.

Our Board of Directors can cause us to issue preferred stock with rights that are preferential to, and could cause a decrease in the value of, our common stock.

Our Board of Directors approved the Company’s issuance of up to 50 million shares of preferred stock without action by our stockholders. Rights or preferences could include, among other things:

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

ITEM 2. PROPERTIES

Principal Business Offices

Our offices are located at 770 - 435 - 4th Avenue SW, Calgary, 8709 and 8711 – 50th Avenue, Edmonton, Alberta, Canada T6E 5H4, Alberta, Canada T2P 3A8. In our Edmonton office, we occupy approximately 7,756 square feet of office space on a term expiring November 2012 at a monthly rent of approximately $7,160 (CAD $8,762). The Calgary office consists of 2,204 square feet on a term expiring June 30, 2011 at a monthly rent of approximately $4,970 (CAD $6,081We also occupy approximately 10,800 square feet of manufacturing and warehouse space in Calgary, Alberta, Canada on a term expiring August 2014 at a monthly rent of approximately $7,590 (CAD $9,293) per month. As we proceed with the further implementation of our business plan, additional commercial lease arrangements may be required.

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

ITEM 3. LEGAL PROCEEDINGS

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND PURCHASES OF EQUITY SECURITIES

On December 29, 2000, our common shares began trading on the NASD Over-the~~-~~Counter Bulletin Board (“OTCBB”) under the symbol UNQB. In March 2001, our trading symbol changed to CDHI as a result of our corporate name change to CTI Diversified Holdings, Inc. Effective December 22, 2003, our trading symbol changed to “WSCE” when we adopted the name “Wescorp Energy Inc.”. The following table sets forth the high and low bid prices for our common stock as reported by the OTCBB for each of the fiscal quarters in 2007 and 2008.

	OTCBB
	High (1)	Low(1)	Close(1)	Volume
2007
First Quarter	$0.48	$0.35	$0.44	6,917,368
Second Quarter	$0.52	$0.37	$0.46	8,781,418
Third Quarter	$0.51	$0.36	$0.46	6,402,205

Fourth Quarter	$0.49	$0.37	$0.44	6,565,928
2008
First Quarter	$0.50	$0.33	$0.42	6,850,274
Second Quarter	$0.44	$0.35	$0.39	8,273,102
Third Quarter	$0.48	$0.27	$0.34	9,540,864
Fourth Quarter	$0.49	$0.23	$0.37	8,671,124

(1) These quotations reflect inter-dealer prices, without retail markup, markdown or commissions, and may not reflect actual transactions.

On March 20, 2009, there were 88,752,557 common shares outstanding. On March 20, 2009, there were approximately 2,000 holders of record of our common stock.

We have not distributed any cash dividends on our common stock and although not an established policy, we do not intend to do so in the foreseeable future. Our Board of Directors will determine any future dividend policy in light of conditions then existing, taking into consideration our earnings, financial condition and capital requirements. There can be no assurance that we will pay cash dividends in the future, or if we do so, the amount or frequency thereof.

Recent Sales of Unregistered Securities

On September 11, 2008, we issued 2,470,000 units of unregistered common stock, for $0.40 per unit, for total proceeds of $988,000.  Each unit consists of one share of common stock and one common stock warrant.  One warrant entitles the holder to purchase one additional common share at a price of $0.60 per share at any time until the close of business on September 11, 2010. We will be paying a commission of 10% in shares upon the final closure of the Private Placement.

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

On December 19, 2008, we issued 2,756,584 units of unregistered common stock, for $0.40 per unit, for total proceeds of $1,102,634.  Each unit consists of one share of common stock and one common stock warrant.  One warrant entitles the holder to purchase one additional common share at a price of $0.60 per share at any time until the close of business on December 19, 2010.  We will be paying a commission of 10% in shares upon the final closure of the Private Placement. The units were issued to non-US residents outside the United States in reliance upon the exemption from registration under Regulation S of the Securities Act of 1933, as amended.  This issuance qualified for exemption from registration because (i) the securities were sold to non-U.S. investors in an offshore transaction (as defined under Regulation S); (ii) the Company did not use any directed selling efforts (as defined under Regulation S) in the United States; (iii) offering restrictions (as defined under Regulation S) were implemented by the Company; and (iv) the investors received and will receive upon execution of any warrant “restricted securities” that include all applicable legends and are subject to resale limitations in accordance with Regulation S.

On December 19, 2008, in connection with a purchase agreement with FEP Services Inc, the Company issued 2,385,547 units at a price of $0.40 per unit for total proceeds of $954,219 to partially settle an outstanding liability which arose as a result of the purchase agreement.  Each unit consists of one share of common stock and one common stock warrant.  One warrant entitles the holder to purchase one additional common share at a price of $0.60 per share at any time until the close of business on September 11, 2010.  The units were issued to non-US residents outside the United States in reliance upon the exemption from registration under Regulation S of the Securities Act of 1933, as amended.  This issuance qualified for exemption from registration because (i) the securities were sold to non-U.S. investors in an offshore transaction (as defined under Regulation S); (ii) the Company did not use any directed selling efforts (as defined under Regulation S) in the United States; (iii) offering restrictions (as defined under Regulation S) were implemented by the Company; and (iv) the investors received and will receive upon execution of any warrant “restricted securities” that include all applicable legends and are subject to resale limitations in accordance with Regulation S.

On December 19, 2008, the Company issued 1,475,000 units at a price of $0.40 per unit to settle obligations totaling $590,000 owed to corporations controlled by a director of the Company.  The obligations are comprised of a note payable in the amount of $500,000 and accrued consulting fees of $90,000.  Each unit consists of one share of common stock and one common stock warrant.  One warrant entitles the holder to purchase one additional common share at a price of $0.60 per share at any time up to 4:00 p.m. local time in Calgary, Alberta on the date that is twenty four months from the date the units are issued.  The units were issued to non-US residents outside the United States in reliance upon the exemption from registration under Regulation S of the Securities Act of 1933, as amended.  This issuance qualified for exemption from registration because (i) the securities were sold to non-U.S. investors in an offshore transaction (as defined under Regulation S); (ii) the Company did not use any directed selling efforts (as defined under Regulation S) in the United States; (iii) offering restrictions (as defined under Regulation S) were implemented by the Company; and (iv) the investors received and will receive upon execution of any warrant “restricted securities” that include all applicable legends and are subject to resale limitations in accordance with Regulation S.

On December 19, 2008, the Company issued 377,203 shares of common stock, valued at $0.2176 per share, to settle certain amounts payable pursuant to an employment contract for total proceeds of $82,079.

During the year ended December 31, 2008, the Company issued 775,000 shares of common stock for total proceeds of $280,800.  These shares were issued for consulting fees at values ranging from $0.351 to $0.396 per share.  The shares were issued to the consultants as private transactions under Section 4(2) of the Securities Act.

On December 19, 2008, we issued 50,000 shares of common stock for total proceeds of $14,000.  These shares were issued for directors’ fees at a value of $0.28 per share.  The shares were issued to the directors as accredited investors through private transactions under Section 4(2) and Regulation D of the Securities Act.

In February 2009, we we received funds for 250,000 units, at a price of $0.40 per unit, for total proceeds of $100,000.  Each unit consists of one share of common stock and one common stock warrant.  One warrant entitles the holder to purchase one additional common share at a price of $0.60 per share at any time until the second anniversary.  The units were issued to non-US residents outside the United States in reliance upon the exemption from registration under Regulation S of the Securities Act of 1933, as amended.  This issuance qualified for exemption from registration because (i) the securities were sold to non-U.S. investors in an offshore transaction (as defined under Regulation S); (ii) the Company did not use any directed selling efforts (as defined under Regulation S) in the United States; (iii) offering restrictions (as defined under Regulation S) were implemented by the Company; and (iv) the investors received and will receive upon execution of any warrant “restricted securities” that include all applicable legends and are subject to resale limitations in accordance with Regulation S.

In April 2009, we we received funds for 375,000 units, at a price of $0.40 per unit, for total proceeds of $150,000.  Each unit consists of one share of common stock and one common stock warrant.  One warrant entitles the holder to purchase one additional common share at a price of $0.60 per share at any time until the second anniversary.  The units were issued to non-US residents outside the United States in reliance upon the exemption from registration under Regulation S of the Securities Act of 1933, as amended.  This issuance qualified for exemption from registration because (i) the securities were sold to non-U.S. investors in an offshore transaction (as defined under Regulation S); (ii) the Company did not use any directed selling efforts (as defined under Regulation S) in the United States; (iii) offering restrictions (as defined under Regulation S) were implemented by the Company; and (iv) the investors received and will receive upon execution of any warrant “restricted securities” that include all applicable legends and are subject to resale limitations in accordance with Regulation S.

Unless otherwise indicated, no commissions were paid for these transactions.

ITEM 6. SELECTED FINANCIAL DATA

Not applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this Form 10-K. This discussion contains forward-looking statements reflecting our current expectations and estimates and assumptions concerning events and financial trends that may affect our future operating results or financial position. Actual results and the timing of events may differ materially from those contained in these forward-looking statements due to a number of factors, including those discussed in the “Forward-Looking Statements” set forth above.

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

In short, our goal is to generate enhanced capital appreciation for our shareholders by continuing to acquire, develop~~,~~ and commercialize timely effective product solutions or strategic investment opportunities for energy-related applications that generate real returns with above-average cash flow and margins. To this end, we currently operate through five Strategic Business Units, or SBUs, including; (i) our subsidiary, Flowstar Technologies Inc. (“Flowstar”); (ii) our arrangement with Ellycrack; (iii) our subsidiary, Wescorp Services Inc. (“WSI”) operating Wescorp Navigator; (iv) our subsidiary Total Fluid Solutions Inc. (“Total Fluid”); and (v) our subsidiary Raider Chemical Corporation (“Raider”). A short synopsis of each business unit and our recent business activities follows.

Company Background

In 2004 and 2005, the Company recorded its first operating revenue from the acquired operating businesses of Flowstar Technologies Inc., Flowray and their affiliated companies.

Up until December 31, 2007, our sole source of revenue was from our subsidiary, Flowstar Technologies Inc., which produces advanced natural gas and gas liquids measurement devices based on a proprietary electronic flow meters and advanced turbine measurement technology.

From January 2008, Wescorp commenced earning revenue from the sale of oilfield chemicals and related products from its Raider Chemical Corporation business unit.

It is anticipated the Total Fluid business unit will commence generating revenue in the fourth quarter of 2009.

Plan of Operation for the Next Twelve Months

Results for 2008 were not as strong as anticipated due to the downturn in Canadian gas drilling and exploration. Although sales by Flowstar during the year ended December 31, 2008 increased by approximately $349,000 from 2007 the gross profit margin on those sales decreased by almost 2%. Management believes that the Raider division has shown encouraging sales considering the drilling market has been slow.

Field testing of the Total Fluid unit was completed in the fourth quarter of 2008. We have signed our first sales order for one Total Fluid unit to be installed in the fourth quarter of 2009 with the customer having options for up to an additional 255 units over the next five years. Until a unit sale is finalized and the option to purchase additional units is exercised, there will be no revenue recognized from Total Fluid.

The Company as a whole has yet to reach profitability, and we experienced negative cash flows during the year ended December 31, 2008. If we continue to experience negative cash flows, then we will have to continue to fund our operations by the issuance of new equity and/or the assumption of debt. There is no assurance that we will be able to obtain the needed funding at a reasonable cost or at all.

Cash will be required to fund the purchase of sufficient inventory to meet projected sales figures and to finance trade accounts receivable that will result from those sales. Consequently, forecasting our total cash requirement is difficult at this time due to the contingent nature of the timing and volume of sales we expect over that same period. In the near future, we intend to raise additional capital by selling new equity, or incurring debt.

Our future operations and expansion are dependent on identifying and securing additional long-term or permanent equity financing; identifying potential sources of short and/or long-term debt financing; enjoying the continued support of creditors and shareholders; and ultimately achieving profitability in all facets of our operations. Given current market conditions, there can be no assurances that we will be successful in these regards, which would significantly affect our ability to execute our business plan. We will continue to evaluate projected expenditures relative to available cash and seek additional means to finance operations to meet our internal and external growth as new capital is required.

Flowstar has diversified its business over the last year to provide our customers with measurement and communication solutions for gas and liquid applications in the oil and gas industry. Flowstar provides their customers turnkey measurement solutions utilizing their core electronic meters and gas turbines. Our combined solution will include an electronic flow meter, primary metering element, power and wireless communications package, site installation, commissioning and Web Hosted data collection utilizing our IFMWorks host.

Flowstar’s solutions have continued to be very effective in several applications, including those for:

  Coal bed methane production – low pressure well monitoring and gas metering;
  Wet gas production – as stand-alone units without heated shelters or added infrastructure;
  Plunger lifts – to monitor and measure highly variable gas flows;
  Test separators – eliminating the need to change orifice plates; and
  Fuel gas – to measure gas consumption of pipeline compressors.

Flowstar has successfully completed projects in 2008 providing customers with gas measurement and wireless communication solutions for new well-site installations and metering upgrades. Diversification of Flowstar’s product and solution offerings has allowed Flowstar to maintain strong revenue levels while commodity prices and drilling activity have declined. Flowstar hopes it can build off its successfully completed projects in 2008.

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

In 2008, Flowstar participated in a number of trade show events. Flowstar attended two trade show events hosted by the Canadian School of Hydrocarbon Measurement (“CSHM”) in Calgary and Grande Prairie, Alberta. The CSHM is a self-supporting, non-profit organization which is incorporated in the Province of Alberta. Novices and Experts alike gain invaluable knowledge from 70 world class presentations including several hands on workshops focusing on measurement practices and technologies. Flowstar also participated in the Instrumentation, Systems, and Automation Society (“ISA”) technical conference held in Calgary in April 2008. ISA is a leading, global, non-profit organization that is setting the standard for automation by helping over 30,000 worldwide members and other professionals solve difficult technical problems, while enhancing their leadership and personal career capabilities. In June 2008, we participated in the Global Petroleum Show in Calgary, Alberta. The Global Petroleum Show is the world’s premiere oil and gas event, combining a high-profile industry business and technical conference with a remarkable exhibition showcasing the latest innovations in the energy industry.

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

For the Ellycrack heavy oil upgrading process, we have moved the VISCOSITOR test plant from the Norwegian site at Trondheim to Canada. The decision by Wescorp and Ellycrack to move the test rig to Canada was made in order to automate it as an approximately 20 to 50 barrel-per-day pilot plant and “prove out” longer term operation. We were planning to make all necessary modifications to it to undertake a continuous test program to define those operating parameters as a substitute to fabricating a pre-commercial pilot-plant for such a purpose. Once those parameters were established, it was thought that this would allow us to modify the original engineering and design plans as necessary to produce a fully commercial package for the technology.

The VISCOSITOR was reassembled so that it is equipped with an oilfield float and minor changes to comply with Canadian safety and environmental standards prior to being shipped to the test facility. In addition, a control room was installed. A special research electrical steam generator to deliver controlled amounts of high temperature steam to the process had been constructed, shipped, and installed. Electrical and instrumentation components which were designed in the first half of 2007 were also installed. Plumbing and electrical inspection on the VISCOSITOR was completed.

Work was done to the building that was to house the VISCOSITOR but it was not completed. We are still waiting upon the installation of a propane tank and the connection of the electrical utilities before testing could commence. Water drainage options for the facility were assessed and a purge of the building’s sump was required. A 480V transformer for our electrical steam generator was installed but not connected.

In September, 2007, the Manitoba construction work was completed and the VISCOSITOR was shipped to a Heavy Oil Research Facility where it was unloaded into the building. Once in the building, size and access requirements for the VISCOSITOR in relation to building facilities were examined in order to determine the best positioning within the building. Layout drawings were constructed and the VISCOSITOR was repositioned in order to start the process of reassembly and connecting utilities for its operation. A purge system for the control room’s HVAC was designed and components procured but were not yet installed.

In October 2006, we entered into an agreement with a Canadian research and development organization to provide facilities and other resources necessary to test the Ellycrack pilot plant under long-term usage. These tests are necessary in order to determine the potential commercial feasibility of this process and what, if any, modifications will be required to the design of a commercially viable plant. Under the terms of this agreement, we are required to pay a minimum fee of approximately $15,110 (CAD $18,500) per month commencing September 2007 for the provision of technical and research assistance and related services as well as facility rental for a period of twenty-four months. Upon signing the agreement, the Company paid a deposit in the amount of approximately

$146,990 (CAD $180,000). We have been approved to receive a grant administered by a Canadian Federal government agency. Under the terms of the agreement, we may receive up to approximately $236,810 (CAD $290,000) for costs incurred and paid in direct performance of testing of the pilot plant as described above. To date, we have received approximately $99,340 (CAD $121,651) related to this grant.

Over the next 12 months, we also plan to closely monitor and implement solutions to successfully manage our proposed future growth. This will include:

1.

Retaining key management and employees with an emphasis on providing proper training and ongoing professional development to assist us in staying current with the latest advancements and developments that affect our target markets and industries, and our core focus of water and environmental remediation.

2.	Identifying further potential markets for our current products and those under development to obtain additional revenue that generates enhanced profits, positive cash flows, and shareholder value.

3.

Identifying and acquiring additional business opportunities within our core focus that further enhance revenue, profitability, cash flow, business potential, and/or shareholder value within highly-leveraged high growth energy- related markets.

4.	Maintaining adequate financial resources. Continually monitoring costs to ensure effective use of financial resources.

We anticipate that the only major business expenditures in the next 12 months are the costs of developing and marketing the next in the series of environmental remediation technologies acquired in late 2007. However, there may be some small purchases of office equipment and shop equipment as required.

As of April 6, 2009 Wescorp’s corporate employee count was twenty-two (22). Additionally, there may be services that Wescorp will contract out for, given the specialized nature of the business of Flowstar. With the change in our business plan, we anticipate that any change in capital assets, research and development, and employees would be subject to change in any targeted operating business that we may acquire, including that of Flowstar and Ellycrack.

With the change in our business plan, we anticipate that any change in capital assets, research and development and employees would be subject to change in any targeted operating business that we may acquire, including that of Flowstar and Ellycrack.

Summary Financial Information – Fiscal Years 2007 – 2008

The following table sets forth selected financial data of the Company for the periods indicated. The selected financial data for the years ended December 31, 2007 and 2008. The 2007 and 2008 results have been derived from the Company’s audited consolidated financial statements, which appear elsewhere in this Annual Report. The following unaudited summary financial information, in the opinion of management, has been prepared on the same basis as the audited financial statements and contains all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial condition and results of operations for such periods. The table sets forth, in U.S. dollars, the selected financial data as prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”).

The results for the periods presented are not necessarily indicative of the results that may be expected for any future period. The financial data should be read in conjunction with the Financial Statements of the Company and Notes thereto included elsewhere in our Form 10-K.

	Year ended December 31,
Statement of Operations	2008	2007
Revenue	$4,496,954	$3,141,115
Operating expenses	8,461,248	7,252,122
Loss from operations	(6,654,087)	(5,931,241)
Net loss for the year	(8,259,025)	(19,178,338)
Weighted average shares	78,966,351	54,939,621
Outstanding
Loss from operations per share	$(0.08)	$(0.11)
Net loss per share	$(0.10)	$(0.35)

	Year ended December 31,
Balance Sheet	2008	2007
Total assets	$2,997,507	$5,172,117
Current liabilities	11,010,940	6,929,813
Long term liabilities	16,708	3,479,212
Total stockholders equity	(8,030,141)	(5,236,908)

Results from Operations – 2008 Compared to 2007

Revenues

Revenues increased by $1,355,839, or 43%, to $4,496,954 for the year ended December 31, 2008 from $3,141,115 for the year ended December 31, 2007. This increase in revenue is primarily the result of the operations of our wholly-owned subsidiary Raider which was formed after we acquired assets from FEP on December 18, 2007. Revenues attributable to our wholly-owned subsidiary Flowstar were $3,490,098 while revenues of Raider contributed $1,006,856.

Problems continue to be caused by reductions in well licensing, drilling activities, and capital spending, which continue to affect the Canadian natural gas industry. Based on information published by the Canadian Association of Petroleum Producers, well licensing is down 11% and well completions are down 19% for gas wells in 2008 when compared to 2007. In addition, the normal seasonal downturn in Canadian natural gas drilling was longer than normal due to the early “spring breakup”, and a wetter than normal spring and early summer, which further depressed the market for Flowstar products. These problems were partially offset by our major customers having robust drilling completion programs in the third quarter, having brought to market new products that enhance the communications capabilities of our DCR product line, utilization of existing client relationships to attract new customers, and finding new market niches for our existing products.

Sales coverage for the Flowstar DCR systems has been improved through the increased exposure to the upstream measurement community, which we believe has resulted in, and will continue to result in, an increased market awareness of the Flowstar products. Flowstar also has brought to market new products that enhance the communications capabilities of the DCR product line, found new market niches for its existing products and has utilized existing client relationships to attract new customers. Commencing in 2008 Flowstar also provided web hosted data collection utilizing its IFMWorks host. It is hoped that by providing Flowstar customers with turnkey measurement solutions Flowstar will gain market share and generate increased revenues in the future.

Cost of Sales

As a percentage of revenues, 2008 cost of sales increased to 59.8% versus 57.9% for the year ended December 31, 2007. Part of this increase is attributable to the costs of sales of the Raider products in 2008 that we did not have in 2007. In particular, the Raider products have significantly lower margins than the margins realized on the sale of Flowstar products. Also contributing to the higher cost of sales was an increase in discounts given to customers in 2008 and the last nine months of 2007 due to the depressed market conditions for the sale of the Flowstar products. These higher discounts were not given to customers in the first quarter of 2007.

In 2008, no downward adjustments to the value of the inventory relating to obsolete inventory and discrepancies between physical counts and perpetual records were required which effectively offsets some of the increases in cost of sales noted above. During the year ended December 31, 2007 management determined that an allowance for the impairment in the value of the DCR 900s currently in inventory of approximately $84,000 and other products in the amount of approximately $14,600 was necessary. In addition, discrepancies between the physical count and the perpetual records resulted in an additional allowance of approximately $106,500.

Expenses

Operating expenses for the year ended December 31, 2008 show an increase of $1,209,126 over 2007. The largest increases in our operating expenses were in wages and benefits; interest accreted on financial statements; interest, finance and bank charges; wages stock based, advertising and investor relations – stock based; depreciation and amortization; office; and advertising and investor relations as explained below.

During the year ended December 31, 2008, individuals who formerly provided consulting services to Wescorp became employees. The hiring of these individuals as well as other persons who were not previously consultants was necessary in order to provide adequate staffing for the new businesses formed after the acquisition of assets from FEP. Effective September 1, 2007, we entered into new employment contracts with Mr. Douglas Biles, President and Chief Executive Officer, and Mr. Scott Shemwell, Chief Operating Officer. We also provided merit increases in order to retain key employees. Due to these changes, wages and benefits increased to $2,449,533 during the year ended December 31, 2008 versus $1,865,867 during the year ended December 31, 2007, an increase of $583,666.

To account for the issuance of the Company’s $400,000 non-convertible debentures that include attached warrants in the fourth quarter of the year ended December 31, 2007, a beneficial conversion feature of $100,000 was recorded as a debt discount and was amortized over the life of the debenture. An additional $109,465 was recorded as a debt discount related to debentures issued in 2008. As a result, $201,165 in interest accretion related to the debt discounts was charged to operations in the year ended December 31, 2008 versus the $8,300 for the year ended December 31, 2007. In December 2007, an unsecured note (“FEP Note”), bearing interest at a rate of 0.0%, in the amount of approximately $2,696,980 (CAD $2,665,000) was issued. The fair value of this note was computed as $2,183,635 using an imputed interest rate of 18.0%, which was assumed to represent the incremental borrowing rate of the Company. This resulted in $513,345 being recorded as a debt discount, which was amortized over the life of the note. During the year ended December 31, 2008, amortization of $402,911 related to the debt discount was recorded versus the $14,023 for the year ended December 31, 2007.

We incurred interest, finance and bank charges of $533,568 for the year ended December 31, 2008 compared to $275,490 for the year ended December 31, 2007. This increase of $258,078 is a direct result of new debt, in the form of a debenture in the amount of $2,250,000 incurred on June 7, 2007, notes payable in the amount of $859,328 incurred in the year ended December 31, 2008, and approximately $859,500 in debentures incurred from December 2007 to June 2008. The $2,250,000 debenture and short-term debentures in the amount of $400,000, issued in December 2007, were the only portions of the increased debt that existed in the year ended December 31, 2007. Interest on debentures in the year ended December 31, 2008 amounted to $302,175 while only $129,559 in interest was incurred on these balances during the year ended December 31, 2007. In addition, we incurred an additional note in the amount of $100,000 that is due to a director of the Company, in the quarter ended September 30, 2008. We also incurred financing fees of $73,618 in the ended December 31, 2008 while financing fees of only $45,582 were incurred in the year ended December 31, 2007.

Effective November 1, 2008, we also entered into three contracts with consultants to provide investor relations services that provided for options to purchase common shares. As a result, we incurred an expense of $226,600 in “advertising and investor relations stock based” during the year ended December 31, 2008 with no comparable expense in the year ended December 31, 2007.

Depreciation expense for the year ended December 31, 2008 was $296,167 versus $95,407 for the year ended December 31, 2007, an increase of $200,760. This increase was a direct result of the additional assets acquired pursuant to the agreement with FEP dated December 18, 2007 which were not put in use until after the December 31, 2007 year end and therefore these assets were not depreciated in the year ended December 31, 2007. Additional assets were also acquired to support the increased activities related to the Wescorp NAVIGATOR division.

Office expenses for the year ended December 31, 2008 were $691,282 compared to $502,418 for the year ended December 31, 2007. The increase of $188,864 is a direct result of the increased rental space occupied to accommodate the growth in operations, including the setting up of new offices for the Wescorp NAVIGATOR in Texas and manufacturing facilities for Raider in Canada. With the growth in operations, additional costs for office supplies, telephone, and other costs have been incurred. The addition of Raider has directly contributed $136,757 to office expenses, and Total Fluid has contributed $37,347 to office expenses.

Advertising and investor relations expenses rose by $135,690 to $643,441 for the year ended December 31, 2008 versus $507,751 reported for year ended December 31, 2007. There was an increase in the costs for investor relations as additional consultants were contracted to provide these services in the year ended December 31, 2008. Only one comparative contract existed in the same period in 2007 and that contract was lower in the amount of $4,000 per month. In addition, the Company issued shares valued at $174,600 pursuant to consulting contracts for investor relations services in the year ended December 31, 2008 with no corresponding expense being incurred in the comparable 2007 period. These increases were offset by a reduction in costs for brand imaging and extensive promotion of the Wescorp NAVIGATOR and Flowstar product offerings in 2008 versus those incurred in 2007.

In order to strengthen and maintain the strength of the Board of Directors, the Company decided to compensate outside directors in the form of shares commencing April 1, 2006. The Company had three outside directors during the year ended December 31, 2008. Two of these directors were compensated for the year in the form of shares that resulted in $40,550 in directors’ fees being expensed for the year ended December 31, 2008. The third director was not originally being compensated with directors’ fees.

During 2008, it was agreed that he would be compensated in shares for his past five years as well as the current year of service as a director. As a result an additional $111,000 was incurred in directors’ fees in the 2008 year end. The balance of directors’ fees in the amount of $8,389 was incurred in relation to the Barbadian subsidiaries of the Company. During the year ended December 31, 2007, the Company had three outside directors being compensated with shares. Total directors fees incurred for the year ended December 31, 2007 were $80,301. The higher costs associated with the increase in the number of outside directors was partially mitigated by the decrease in the market price of Wescorp shares in 2008 versus 2007.

The above increases in costs and expenses were partially offset by the following decreases in costs and expenses.

As the value of the technology that was on the books was fully impaired at December 31, 2007, no further amortization of this asset was required in 2008. Accordingly, amortization of technology has decreased by $516,646.

Consulting fees incurred in the current year in the amount of $599,865 were $421,540 lower than the $1,021,405 incurred in 2007. This decrease is a direct result of having fewer contracts with consultants in the year ended December 31, 2008 when compared to 2007. The consulting contract for our Chief Operating Officer, Mr. Scott Shemwell, has been replaced with an employment agreement effective September 1, 2007. In addition, two other consultants became employees effective January 1, 2008. The costs associated with engaging two new consultants, who provided financial advice to the Company, in the year ended December 31, 2008 were for lower amounts than those that have terminated since December 31, 2007. In addition, the value of the shares issued pursuant to the terms of a cashless warrant that were issued during the year ended December 31, 2007 were also recorded as consulting fees in that year.

On December 31, 2008, 1,000,000 warrants with an exercise price of $0.15 per warrant were scheduled to expire. The expiration date on these warrants was extended to June 30, 2009. Due to the extension of the expiration date of these warrants a charge in the amount of $233,000 to reflect the fair value of the warrants was recorded as “consulting stock based” in the statement of operations. Effective September 1, 2007, we entered into two consulting contracts that provided for options to purchase common shares. As a result, we incurred an expense of $252,500 in “consulting stock based” during the year ended December 31, 2007.

During the year ended December 31, 2008, 1,382,385 options to purchase common shares pursuant to employment agreements for executive officers vested and were valued at $493,200. In the same period for 2007, 1,638,978 options to purchase common shares pursuant to employment agreements for executive officers vested and were valued at $540,000. Most of the decrease in the valuation of the stock options can be attributable to the lower number of stock options that vested in 2008 versus those that vested in 2007. Thus, the Company had a decrease of $88,400 in stock-based wages during the year ended December 31, 2008 when compared to the year ended December 31, 2007.

Legal and accounting costs for the year ended December 31, 2008 were $330,349, which was a decrease of $37,191 when compared to 2007. This decrease is largely due to lower legal fees for compliance with various regulatory filings, and for due diligence work undertaken with respect to potential business acquisitions and other contracts

In the year ended December 31, 2008, research and development costs decreased to $654,238 compared to the $656,718 incurred in the year ended December 31, 2007. Most of the costs for the year ended December 31, 2008 can be attributed to additional expenses incurred to develop the water remediation technology of Total Fluid in the amount of $399,491. These costs are net of grants received in the amount of approximately $209,700 (CAD $222,116) to assist in the development of the water remediation technology in Total Fluid into a commercial product. Expenses of $25,000 were incurred in the comparative period related to this technology. Added costs of modifying the VISCOSITOR to be a 20 to 50 barrel-per-day pilot plant incurred in 2008 were approximately $45,900 less than what was incurred for 2007. In the year ended December 31, 2008, approximately $254,747 in costs related to modifying the VISCOSITOR to be a 20 to 50 barrel-per-day pilot plant were incurred with costs of $601,430 being experienced in the same period for 2007. Additional expenses in the amount of $30,288 to research potential new products were incurred in the year ended December 31, 2007 with no corresponding expenses being incurred in the year ended December 31, 2008.

Other Income and Expenses

For the year ended December 31, 2008, other expenses have decreased by $11,642,159 from 2007.

Most of the 2008 “other expense” was directly attributable to the increase in the penalty for the late delivery of Tranche 2, Stage Three shares to the former shareholders of Vasjar. We were not able to deliver free-trading shares called for under Tranche 2, Stage Three of the agreement to acquire Vasjar, and thus we were required to pay the former Vasjar shareholders an additional 80,000 Wescorp common shares for each month that the shares are not delivered. This resulted in an accrual of $1,416,476 being recorded for the year ended December 31, 2008, which reflects the increase in shares needed to be delivered and the closing trading price of Wescorp shares as at December 31, 2008. The financial statements for the same period in 2007 reflect the requirements for late delivery of shares as stipulated by Tranche 2, Stage Two of the agreement with the former Vasjar shareholders. In February 2007, a third party acquired the interests of the former Vasjar shareholders in connection with the share delivery requirements of Tranche 2, Stage Two. As a result, the Company owed the shares under Tranche 2, Stage Two to the third party. As of December 31, 2007, in addition to the 960,000 penalty shares incurred under the provisions of Tranche 2, Stage Two, Wescorp agreed to pay an additional 1,163,800 penalty shares to the third party. These shares were valued at a cost of $617,672. In the third quarter of 2007, an additional 730,950 shares were authorized by the board of directors to be paid to the third party as a registration statement was not filed on a timely basis in connection with Tranche 2, Stage Two. This resulted in an additional expense of $346,713 being recorded in the period. In addition, we were not able to deliver free-trading shares called for under Stage 3 of the agreement to acquire Vasjar at December 31, 2007 and this resulted in an accrual of $477,998.00 being recorded for the year ended December 31, 2007.

Another charge that contributed significantly to the “other expense” for the year ended December 31, 2008 was the impairment in the value of the Company’s investment in Ellycrack AS in the amount of $538,186. This write down was necessary as management has not been able to obtain satisfactory evidence to support the carrying value of the investment.

During 2008, an agreement was reached with 788691 Alberta Ltd. where it was agreed that the total outstanding balance related to this agreement for consulting fees was $100,000 for which 250,000 units as described above would be issued to settle this balance. On December 19, 2008, 225,000 units were issued. As a result of the Company has recorded a gain on the settlement of debt in the amount of $290,000 in the Statement of Operations to reflect the settlement for consulting fees incurred in prior years totaling $390,000.

The foreign currency gain of $41,755 for the year ended December 31, 2008 is a direct result of the timing as to when the Canadian dollar weakened against the U.S. dollar during the year. Wescorp has short-term debentures payable denominated in Canadian dollars, which decrease in value as the Canadian dollar weakens against the U.S. dollar resulting in foreign currency gains. In addition many payables are denominated in Canadian dollars and as that currency strengthens exchange gains result when those payables are settled. Offsetting these gains are foreign exchange losses relating to a short-tem investment of approximately $1,472,000 denominated in Canadian dollars, which decreased in value as the Canadian dollar weakened against the U.S. dollar. This short-term investment was redeemed in June of 2008 when the exchange rate had decreased slightly from the rate in effect at December 31, 2007.

Interest income for the year ended December 31, 2008 is directly related to the short-term investment described in the above paragraph made in June 2007 and redeemed in June 2008.

The gain on the disposal of investment in the amount of $37,838 for the year ended December 31, 2008 is the direct result of disposing of 4.5% of the investment in Tarblaster AS. In conjunction with the agreement to acquire assets and intellectual property from FEP, the Company transferred its investment in Oilsands Quest consisting of 470,143 shares to FEP at an agreed value of $2,192,277 during the year ended December 31, 2007. This resulted in the Company recording a gain on the disposal of this investment in the amount of $1,661,815 in 2007.

The gain on the disposal of assets is the direct result of disposing of a vehicle that was nearly completely depreciated and was no longer being utilized by the Company.

Most of the 2007 “other expense” was directly attributable to the costs for “research and development acquired” during the year.

On September 11, 2007, the Company effectively completed an Agreement and Plan of Merger (the “Merger Agreement”) with Strategic Decisions Sciences USA Inc. (“SDS”) and Scott Shemwell, who was the sole shareholder of SDS and who is the current Chief Operating Officer of the Company. The transaction was structured as a merger of SDS into Wescorp in accordance with the applicable provisions of the Delaware General Corporation Law (the “Merger”), with Wescorp remaining as the surviving entity following the Merger. Under the terms of the Merger Agreement, all shares of SDS common stock issued and outstanding immediately prior to the effective time of the Merger were converted into, and exchanged for, the right to receive 2,000,000 shares of the Company’s common stock. At the date of this transaction, the Company’s shares had a closing trading price of $0.50. As these shares are restricted and represent a large block of shares, they were valued at 80% of the closing trading price, or $0.40, which is equal to $800,000 as the purchase price for SDS. As the Company considers this transaction to be with a related party, the purchase price of the NAVIGATOR Process Management Solution has been expensed as “research and development acquired”. No corresponding transaction of this type occurred in the year ended December 31, 2008.

On December 18, 2007, the Company effectively completed an agreement to purchase assets and intellectual property from FEP Services Inc. (“FEP”). Under the terms of the agreement, the Company issued 13,900,000 shares of common stock valued at $6,282,800, and Wescorp Engineering, its wholly-owned subsidiary, assumed a Promissory Note Payable with a fair market value in the amount of $2,183,635, and assumed trade payables from FEP in the amount of $240,809. In addition, the Company transferred its investment in Oilsands Quest consisting of 470,143 shares to FEP at an agreed value of $2,192,277. As part of this transaction, $10,168,821 of the purchase price was allocated to intellectual property and assets that management has determined fits the criteria of “acquired in process research and development”. Accordingly, this amount was expensed as “research and development acquired”. No corresponding transaction of this type occurred in the year ended December 31, 2008.

Another charge that contributed significantly to the “other expense” for the year ended December 31, 2007 was the impairment in the value of the Company’s DCR technology in the amount of $2,177,970. This write down was necessary as new information became available to management regarding the rights to the intellectual property for the DCR 1000 and the deterioration of the markets for the DCR 900 flow meters.

The Company also incurred a penalty for the late filing of the registration statement pursuant to the terms of the subscription agreements for the private placement that was completed in December of 2006. As a result, the Company was required to issue additional shares to the investors in the private placement that were valued at $424,839.

Net Loss

The decrease in the net loss for the year ended December 31, 2008 to $8,259,025 compared to a net loss of $19,178,338 for the same period during 2007 is due to the net effect of the increase in gross profit of $486,280 and the decrease of $11,642,159 in other expenses, partially offset by the increase of $1,209,126 in operating expense, as explained above.

Liquidity and Capital Resources – 2008 Compared to 2007

From inception, we have been dependent on investment capital and debt financing as our primary sources of liquidity. Prior to our acquisition of Flowstar in 2004, we had not generated any revenue or income from our operations. To December 31, 2008, we have generated revenues from operations of $14,374,650 (comprised of $4,496,954 for 2008, $3,141,115, $3,184,461, $2,323,589, and $1,228,531 for the years ended December 31, 2007, 2006, 2005, and 2004, respectively). We had an accumulated deficit at December 31, 2008 of $47,137,758.

Our cash position at December 31, 2008 decreased to $429,171 from the $455,872 balance we had at December 31, 2007.

We used cash in operations of $3,208,209 in 2008 compared to $2,764,327 during 2007. Most of this amount relates to the operating loss adjusted for non-cash items totaling $5,681,336 for the year ended December 31, 2007 (2006 -$4,699,331). Changes in operating assets and liabilities are explained below.

We also had a net inflow of cash of $1,345,266 from investing activities for the year ended December 31, 2008, compared to a net outflow of cash of $1,818,340 for the year ended December 31, 2007. During the year ended December 31, 2007, an investment in a short-term interest bearing deposit in the amount of $1,472,223 was made. This investment was disposed of in the year ended December 31, 2008 for proceeds of $1,472,223. Other cash inflows were from proceeds on the disposal of assets of $925 (2007 - $15,162) and proceeds in the amount of $38,485 from the disposition of 4.5% of the investment in Tarblaster AS (2007 – nil). Cash inflows were also offset by outlays of $166,367 utilized to purchase plant and equipment (December 31, 2007 – $229,490). During the year ended December 31, 2007, additional cash outflows related to the agreement with FEP, described above, amounted to $131,789.

The net cash used in operating and investing activities was funded with $1,945,066 from financing activities for the year ended December 31, 2008. The cash flow from financing activities for the year ended December 31, 2008 was primarily a result of:

  The issuance of stock in the amount of consideration equal to $2,090,634, as compared to $50,000 for 2007;
  Cash received on the exercise of warrants for which shares were not yet issued in the amount of $89,152, as compared to $136,097 for 2006 and
  Proceeds received from a private placement prior to issuing shares in the amount of $77,664, as compared to $1,250,000 proceeds for 2006.

In the year ended December 31, 2007, we incurred debt of:

  $460,000 on the issuance of debentures payable, as compared to $2,649,520 issued in 2007;
  $1,205,982 from new notes payable, as compared to $364,343 received in 2007;
  $100,000 from a new note payable owed to a director of Wescorp, as compared to no new notes payable owed to a director of Wescorp in 2006 and
  $30,027 in interest owed to a company controlled by a director of Wescorp, as compared to $40,000 in interest owed in the same period in 2007.

During the year ended December 31, 2007, the Company had to repay notes payable in the amount of $1,591,912, as compared to $412,137 for 2007. In the year ended December 31, 2008, the Company also had to repay debentures in the amount of $488,519 (2007 – nil). The Company also incurred $27,962 in private placement issuance costs during the year ended December 31, 2008 (2007 – 78,271).

At the end of fiscal 2008, we had current assets totaling $2,236,580 compared to $3,657,616 at the end of fiscal 2007. This decrease is a direct result of decreases in short-term investments, prepaid deposits, and inventory, offset by an increase in accounts receivable. Inventory levels have been reduced due to slower activity in gas well drilling. Prepaid deposits have decreased as we are no longer maintaining deposits made with key vendors.

Our investment in property and equipment at the end of fiscal 2008 decreased to $731,335 compared to $861,136 in 2007. This decrease is primarily due to the Company making a substantial decrease in its investment in property and equipment in the year ended December 31, 2008. Additional property and equipment acquired during the year ended December 31, 2008 was only $166,367 while $229,490 was invested in property and equipment for the year ended December 31, 2007, and $589,700 of property and equipment was acquired from FEP as part of the agreement that was reached on December 18, 2007.

The decrease in investments to $29,592 at December 31, 2008 from the 2007 balance of $568,425 was a direct result of the disposition of 4.5% of the investment in Tarblaster AS and the impairment in the value of the investment in Ellycrack AS in the amount of $538,186.

The reduction in other receivables is directly attributable to the impairment in the value of the receivable in the amount of $68,540.

The Company had $11,010,940 in current liabilities at the end of fiscal 2008 compared to $6,929,813 at the end of fiscal 2007. A large portion of this increase is due to the reclassification of a convertible debenture in the amount of $2,250,000 issued in June 2007 as a current liability. Increases in accounts payable and accrued liabilities in the amount of $2,451,015, and the current portion of notes payable in the amount of $203,880 have also increased this balance. Additional penalties related to the agreement payable in the amount of $1,894,473.98 are included in accrued liabilities. The fair value of the remaining balance for the agreement payable has been determined to be $296,000. During the current year, a note payable in the amount of $500,000, and $90,000 in outstanding consulting fees, which were owed to corporations controlled by a director of the Company were repaid. An additional $290,000 of consulting fees have been settled, as the total amount payable pursuant to the consulting contract has been determined to be $100,000 and not the $390,000 previously accrued at December 31, 2007.

We had long-term liabilities of $16,708 at the end of fiscal 2008 compared to $3,479,212 at the end of fiscal 2007. This decrease is due to the repayment of the note payable incurred as part of the FEP agreement described above, paying down of existing vehicle loans and reclassification of a convertible debenture in the amount of $2,250,000 issued in June 2007 as a current liability..

OFF BALANCE SHEET ARRANGEMENTS

The Company does not have any off-balance sheet arrangements.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements required by this Item begin on Page F-1 of this Form 10-K, and include:

  the report of independent registered public accounting firm;
  consolidated balance sheets as of December 31, 2008 and 2007;
  consolidated statements of operations and comprehensive loss, stockholders' deficit and cash flows for the years ended December 31, 2008 and 2007; and
  notes to the consolidated financial statements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of Wescorp Energy Inc.

We have audited the accompanying consolidated balance sheets of Wescorp Energy Inc. as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’ deficit and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position of Wescorp Energy Inc. as of as of December 31, 2008 and 2007, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has not generated profits since its inception, has incurred losses in developing its business, and further losses are anticipated. The Company requires additional funds to meet its obligations and the costs of its operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in this regard are described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ DMCL

DALE MATHESON CARR-HILTON LABONTE LLP
CHARTERED ACCOUNTANTS

Vancouver, Canada
March 20, 2009

WESCORP ENERGY INC.
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2008	2007
ASSETS
CURRENT ASSETS
Cash	$429,171	$455,872
Accounts receivable, net of allowance for doubtful
accounts of $18,813 and $20,109, respectively	992,105	700,316
Inventories (Note 3)	621,353	754,412
Short-term investment (Note 4)	-	1,472,223
Prepaid expenses	193,951	274,793
TOTAL CURRENT ASSETS	2,236,580	3,657,616

PROPERTY AND EQUIPMENT, net (Note 5)	731,335	861,136

OTHER ASSETS
Investments (Note 6)	29,592	568,425
Other receivables	-	84,940
TOTAL OTHER ASSETS	29,592	653,365

TOTAL ASSETS	$2,997,507	$5,172,117

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$4,665,407	$2,214,392
Current portion of notes payable (Note 8)	1,290,550	1,086,670
Agreement payable (Note 9)	296,000	352,000
Due to related parties (Note 14)	201,397	951,370
Related party note payable (Note 14)	1,924,681	1,924,681
Convertible debenture (Note 10)	2,250,000	-
Debentures payable (Note 10)	382,905	400,700
TOTAL CURRENT LIABILITIES	11,010,940	6,929,813

NOTES PAYABLE, net of current portion (Note 8)	16,708	1,229,212

CONVERTIBLE DEBENTURE (Note 10)	-	2,250,000

COMMITMENTS AND CONTINGENCIES (Notes 1 and 13)

SUBSEQUENT EVENTS (NOTE 19)

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, 50,000,000 shares authorized, $0.0001
par value; no shares issued (Note 11)
Common stock, 250,000,000 shares authorized, $0.0001
par value; 88,152,557 and 75,238,223 shares
issued and outstanding, respectively (Note 11)	8,815	7,521
Additional paid-in capital	38,745,266	32,388,025
Deferred compensation	(57,418)	(98,301)
Private placement and warrant subscriptions	188,664	1,250,000
Subscription receivable	(22,500)	(22,500)
Shares issuable	166,462	221,889
Accumulated other comprehensive income (loss)	78,328	(104,809)
Accumulated deficit	(47,137,758)	(38,878,733)
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	(8,030,141)	(5,236,908)

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY	$2,997,507	$5,172,117

The accompanying notes are an integral part of these consolidated financial statements.

WESCORP ENERGY INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Year Ended December 31,
	2008	2007

REVENUES	$4,496,954	$3,141,115

COST OF SALES	2,689,793	1,820,234

GROSS PROFIT	1,807,161	1,320,881

EXPENSES
Wages and benefits	2,449,533	1,865,867
Wages stock based (Note 12)	493,200	540,000
Consulting	599,865	1,021,405
Consulting stock based (Note 12)	233,000	252,500
Research and development	654,238	656,718
Amortization of technology	-	516,646
Office	691,282	502,418
Advertising and investor relations	643,441	507,751
Advertising and investor relations - stock based (Note 12)	226,600	-
Travel	412,066	415,158
Legal and accounting	330,349	367,540
Insurance	133,924	132,598
Depreciation and amortization	296,167	95,407
Interest, finance and bank charges	533,568	275,490
Directors fees	159,939	80,301
Interest accreted on financial instruments	604,076	22,323
TOTAL OPERATING EXPENSES	8,461,248	7,252,122

LOSS FROM OPERATIONS	(6,654,087)	(5,931,241)

OTHER INCOME (EXPENSE)
Research and development acquired (Note 16)	-	(10,968,821)
Penalty for late delivery of shares (Note 9)	(1,416,476)	(1,442,383)
Registration rights payment	-	(424,839)
Impairment of technology (Note 7)	-	(2,177,970)
Foreign currency translation gain	41,755	34,327
Interest and other income	47,746	56,454
Gain on settlement of debt	290,000	-
Gain on disposal of investments	37,838	1,661,815
Loss on impairment in value of investment	(538,186)	-
Write down of other receivables	(68,540)	-
Gain on disposition of assets	925	14,320
TOTAL OTHER INCOME (EXPENSE)	(1,604,938)	(13,247,097)

NET LOSS	$(8,259,025)	$(19,178,338)

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation gain	127,137	145,016
Unrealized gain on financial instruments	56,000	48,000
Unrealized loss on available-for-sale investments	-	(1,557,038)
	183,137	(1,364,022)

OTHER COMPREHENSIVE INCOME (LOSS)	$(8,075,888)	$(20,542,360)

BASIC AND DILUTED NET LOSS PER SHARE	$(0.10)	$(0.35)

WEIGHTED AVERAGE NUMBER COMMON SHARES
OUTSTANDING - BASIC AND DILUTED	78,966,351	54,939,621

The accompanying notes are an integral part of these consolidated financial statements.

WESCORP ENERGY INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT

							Funds		Accumulated	Total
	Common Stock						Received		Other	Stockholders'
	Number		Additional	Deferred	Shares	Subscription	for Exercise	Accumulated	Comprehensive	Equity
	of Shares	Amount	Paid-in Capital	Compensation	Issuable	Receivable	of Warrants	Deficit	Income (Loss)	(Deficit)

Balance, December 31, 2006	52,195,230	$5,218	$21,332,583	$-	$-	$(97,500)	$382,354	$(19,700,395)	$1,259,213	$3,181,473
Warrants exercised at $0.25 per share	200,000	20	49,980	-	-	-	-	-	-	50,000
Warrants exercised at $0.35 per share	570,000	57	199,443	-	-	-	(199,500)	-	-	-
Proceeds received from common stock issued for private
placement at $0.50 per unit	-	-	-	-	-	85,000	-	-	-	85,000
Common stock issued to settle accounts payable at $0.44 per share	321,059	32	141,234	-	-	-	-	-	-	141,266
Common stock issued to settle accounts payable at $0.50 per share	532,624	53	266,259	-	-	-	-	-	-	266,312
Common stock issued for private placement at $0.50 per unit	20,000	2	9,998	-	-	(10,000)	-	-	-	-
Common stock issued to settle wages payable at $0.352 per share	171,103	17	60,211	-	-	-	(60,228)	-	-	-
Common stock issued for director's fees at $0.48 per share	250,000	25	119,975	(120,000)	-	-	-	-	-	-
Amortization of deferred share compensation	-	-	-	36,032	-	-	-	-	-	36,032
Common stock issued pursuant to terms of cashless warrant at
$0.49 per share	73,780	7	36,145	-	-	-	-	-	-	36,152
Common stock issued for consulting fees at $0.497 per share	200,000	20	99,314	-	-	-	(99,334)	-	-	-
Common stock issued for consulting fees at $0.452 per share	200,000	20	90,380	-	-	-	-	-	-	90,400
Common stock issued for consulting fees at $0.452 per share	100,000	10	43,990	(14,333)	-	-	-	-	-	29,667
Common shares issued to investors in pivate placement relating				-	-
to delay in share registration	849,677	85	424,754	-	-	-	-	-	-	424,839
Common stock issued to settle debt at $0.46 per share	3,654,750	365	1,680,820	-	-	-	-	-	-	1,681,185
Common stock isssued for acquisition of Strategic Decision
Sciences (USA) Inc.	2,000,000	200	799,800	-	-	-	-	-	-	800,000
Common stock isssued for acquisition of assets from FEP
Services Inc.	13,900,000	1,390	6,281,410	-	-	-	-	-	-	6,282,800
Legal fees related to private placement	-	-	(15,771)	-	-	-	-	-	-	(15,771)
Financing fees on private placement	-	-	(125,000)	-	-	-	62,500	-	-	(62,500)
Foreign currency translation gain	-	-	-	-	-	-	-	-	145,016	145,016
Unrealized gain on adjustment of agreement payable to fair		-	-	-	-	-	-	-
market value									48,000	48,000
Unrealized holding loss on available-for-sale securities	-	-	-	-	-	-	-	-	(1,557,038)	(1,557,038)
Stock-based compensation	-	-	792,500	-	-	-	-	-	-	792,500
Proceeds received from exercise of warrants prior to issuance	-	-	-	-	-	-	136,097	-	-	136,097
Proceeds received from private placement prior to issuance	-	-	-	-	1,250,000	-	-	-	-	1,250,000
Fair value of warrants attached to debt issued in December 2007	-	-	100,000	-	-	-	-	-	-	100,000
Net loss	-	-	-	-	-	-	-	(19,178,338)	-	(19,178,338)

Balance, December 31, 2007	75,238,223	$7,521	$32,388,025	$(98,301)	$1,250,000	$(22,500)	$221,889	$(38,878,733)	$(104,809)	$(5,236,908)
Common stock issued for private placement at $0.50 per unit	2,500,000	250	1,249,750	-	(1,250,000)	-	-	-	-	-
Common stock issued for private placement at $0.40 per unit	5,226,584	523	2,090,111	-	-	-	-	-	-	2,090,634
Common stock issued for consulting fees at $0.36 per share	100,000	10	35,990	-	-	-	-	-	-	36,000
Common stock issued for investor relation fees at $0.396 per share	100,000	10	39,590	-	-	-	-	-	-	39,600
Common stock issued for investor relation fees at $0.36 per share	375,000	38	134,962	-	-	-	-	-	-	135,000
Fair value of common stock issued for financing fees at $0.50
per share	125,000	13	62,487	-	-	-	(62,500)	-	-	-
Common stock issued for consulting fees at $0.351 per share	200,000	20	70,180	-	-	-	-	-	-	70,200
Common stock issued for director's fees at $0.28 per share	50,000	5	13,995	(3,500)	-	-	-	-	-	10,500
Shares to be issued for director's fees at $0.37 per share	-	-	-	-	111,000	-	-	-	-	111,000
Amortization of deferred share compensation	-	-	-	44,383	-	-	-	-	-	44,383
Common stock issued to settle wages payable at $0.2176 per share	377,203	38	82,041	-	-	-	(82,079)	-	-	-
Common stock issued to settle debt at $0.40 per share	2,385,547	239	953,980	-	-	-	-	-	-	954,219
Common stock issued to settle amounts owing to related parties
at $0.40 per share	1,475,000	148	589,852	-	-	-	-	-	-	590,000
Fair value of warrants attached to debt issued in year	-	-	109,465	-	-	-	-	-	-	109,465
Stock-based compensation	-	-	952,800	-	-	-	-	-	-	952,800
Proceeds received from exercise of warrants prior to issuance	-	-	-	-	-	-	89,152	-	-	89,152
Proceeds received from private placement prior to issuance	-	-	-	-	77,664	-	-	-	-	77,664
Financing fees on private placement	-	-	(25,000)	-	-	-	-	-	-	(25,000)
Legal fees related to private placement	-	-	(2,962)	-	-	-	-	-	-	(2,962)
Foreign currency translation gain	-	-	-	-	-	-	-	-	127,137	127,137
Unrealized gain on adjustment of agreement payable to fair
market value	-	-	-	-	-	-	-	-	56,000	56,000
Net loss	-	-	-	-	-	-	-	(8,259,025)	-	(8,259,025)
Balance, December 31, 2008	88,152,557	$8,815	$38,745,266	$(57,418)	$188,664	$(22,500)	$166,462	$(47,137,758)	$78,328	$(8,030,141)

The accompanying notes are an integral part of these consolidated financial statements.

WESCORP ENERGY INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(8,259,025)	$(19,178,338)
Adjustments to reconcile net loss
to net cash used in operating activities:
Depreciation and amortization	296,167	95,407
Amortization of technology	-	516,646
Stock-based compensation	952,800	792,500
Common stock issued for registration rights payment	-	424,839
Common stock issued to pay penalties for late delivery of shares	-	964,385
Research and development acquired (Note 16)	-	10,968,821
Interest accreted on financial instruments	604,076	22,323
Write down of other receivables	68,540	-
Gain on disposition of assets	(925)	(14,320)
Gain on disposal of investment	(37,838)	(1,661,815)
Loss on impairment in value of investment	538,186	-
Impairment of technology	-	2,177,970
Fair value of common stock issued for services	402,300	156,219
Gain on forgiveness of debt	(290,000)	-
Amortization of deferred share compensation	44,383	36,032
Changes in operating assets and liabilities:
Restricted cash	-	171,000
Accounts receivable	(291,789)	(4,871)
Inventories	133,059	298,846
Prepaid expenses	80,842	228,471
Accounts payable and accrued liabilities	2,551,015	1,241,558
Net cash used in operating activities	(3,208,209)	(2,764,327)
CASH FLOWS FROM INVESTING ACTIVITIES:
Decrease (increase) in short-term investment	1,472,223	(1,472,223)
Purchase of property and equipment	(166,367)	(229,490)
Proceeds from disposition of investment	38,485	-
Proceeds from disposition of assets	925	15,162
Cash expended on FEP acquisition (net)	-	(131,789)
Net cash used in investing activities	1,345,266	(1,818,340)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on notes payable	(1,591,912)	(412,137)
Proceeds from notes payable	1,205,982	364,343
Proceeds from debentures payable	460,000	2,649,520
Repayments on debentures payable	(488,519)	-
Increase in amounts due to related parties	130,027	285,841
Proceeds received from exercise of warrants prior to issuing shares	89,152	136,097
Proceeds from subscriptions receivable	-	85,000
Proceeds from issuance of common stock	2,090,634	50,000
Proceeds received from private placement	77,664	1,250,000
Private placement issuance costs	(27,962)	(78,271)
Net cash provided by financing activities	1,945,066	4,330,393
Effect of exchange rates	(108,824)	208,913
Net increase (decrease) in cash	(26,701)	(43,361)
Cash, beginning of year	455,872	499,233
Cash, end of year	$196,171	$455,872
SUPPLEMENTAL CASH FLOW DISCLOSURES:
Cash paid for:
Interest	$429,171	$217,505
Income taxes	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

WESCORP ENERGY INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

	Years Ended December 31,
	2008	2007

NON-CASH INVESTING AND FINANCING ACTIVITIES:

Shares issued to settle accounts payable	$82,079	$407,578
Common stock issued to settle debt	$954,219	$1,681,185
Common stock issued to settle related party balances	$590,000	$-
Private placement issuance costs	$-	$62,500
Share subscription receivable	$-	$22,500
Proceeds from issuance of common stock pursuant to acquisition
agreement	$-	$6,282,800
Purchase of intellectual property	$-	$(10,682,166)
Proceeds from disposition of investment	$-	$2,192,277
Purchase of property and equipment	$-	$(589,700)

Proceeds from issuance of note payable pursuant to acquisition agreement	$-	$2,665,000

The accompanying notes are an integral part of these consolidated financial statements.

WESCORP ENERGY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008

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

Flowstar Technologies Inc. and Flowray Inc. (collectively called “Flowstar”) are involved in the development of products for the petroleum and gas industries. The primary source of revenue for the Company is from the sale of DCR systems, related accessories, and service of the systems. The DCR system consists of a turbine based flow measurement signal generating device, temperature and pressure probes, and a flow computer, which performs the corrected flow calculations for natural gas.

The Company acquired assets, used in the business of cementing and stimulation chemical products, late in 2007, which have added a secondary source of revenue in 2008.

The Company’s year end is December 31. The Company is headquartered in Calgary, Alberta, Canada.

Going Concern

These consolidated financial statements have been prepared under the assumption that the Company will continue on a going concern basis and that it will be able to realize assets and discharge liabilities in the normal course of business. As reported in the accompanying financial statements, the Company has a working capital deficiency of $8,774,360 at December 31, 2008 and has incurred an accumulated deficit of $47,137,758 through December 31, 2008. The Company has changed its focus to acquire, develop, and commercialize technologies that are designed to improve the management, environmental and economic performance of field operations in the oil and gas industries which will, if successful, assist to mitigate the factors which raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability, secured creditor realizations and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue as a going concern.

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

Through the next fiscal year, management estimates that significant additional funding is necessary to continue operations, expand Canadian markets and develop markets in the United States for the Flowstar technology, maintain and expand the marketing and sales of the Company’s new chemical business, and create and develop the market for the water remediation technologies acquired in December 2007. The timing and amount of capital requirements will depend on a number of factors, including demand for products and services and the availability of opportunities for international expansion through affiliations and other business relationships.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company regularly evaluates estimates and assumptions. The Company bases its estimates and assumptions on current facts, historical experience and various other factors it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected. The most significant estimates with regard to these financial statements relate to determining the useful lives of equipment and intangible assets, fair values of investment and technology rights, fair value of financial instruments, fair value of monetary transactions, fair value of stock-based compensation and deferred income tax rates.

WESCORP ENERGY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008

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

During the year ended December 31, 2008, sales to three customers accounted for 22%, 22%, and 10% of net sales, respectively. During the year ended December 31, 2007, sales to two customers accounted for 19% and 10% of net sales, respectively.

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

The Company evaluates the recoverability of property and equipment when changes in events or circumstances indicate that such assets might be impaired. The Company determines impairment by comparing the undiscounted future cash flows estimated to be generated by these assets to their respective carrying amounts. Management has determined that no impairment has occurred as of December 31, 2008.

Investments

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

Income Taxes

Income taxes are determined using the liability method in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 109, Accounting for Income Taxes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using the enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes that date of enactment. In addition, a valuation allowance is established to reduce any deferred tax asset for which it is determined that it is more likely than not that some portion of the deferred tax asset will not be realized.

WESCORP ENERGY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing a two-step method of first evaluating whether a tax position has met a more likely than not recognition threshold and, second, measuring that tax position to determine the amount of benefit to be recognized in the financial statements. FIN 48 provides guidance on the presentation of such positions within a classified balance sheet as well as on de-recognition, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 was adopted by the company January 1, 2007. The adoption of this statement did not have a material effect on the Company's financial statements.

Earnings Per Share

Basic earnings per share is computed in accordance with SFAS No. 128, “Earnings Per Share”. Under this method basic earnings per share is computed by dividing net income available to common shareholders by the weighted average common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity similar to fully diluted earnings per share. Although there were common stock options and warrants outstanding at December 31, 2008 and 2007, they were not included in the calculation of earnings per share because they would have been considered anti-dilutive.

Stock-Based Compensation

The Company records compensation expense in the financial statements for share based payments using the fair value method pursuant to the Financial Accounting Standards Board Statement (“FASB”) No. 123R. The fair value of share-based compensation to employees will be determined using the Black-Scholes option valuation model at the time of grant. Fair value for common shares issued for goods or services rendered by non-employees are measured based on the fair value of the goods and services received. Share-based compensation is expensed with a corresponding increase to share capital. Upon the exercise of the stock options, the consideration paid is recorded as an increase in share capital.

Fair Value of Financial Instruments

The estimated fair values for financial instruments under statement of Financial Accounting Standards (“SFAS”) No. 107, Disclosures about Fair Value of Financial Instruments, are determined at discrete points in time based on relevant market information. These estimates involve uncertainties and cannot be determined with precision. The estimated fair value of cash, accounts receivable, prepaid expenses, other receivables, accounts payable, other liabilities, agreement payable, obligation to issue shares, due to related parties and convertible debentures approximates their carrying value due to their short-term nature.

Foreign Currency Translation

The Company’s reporting currency is the United States dollar. The Company’s functional currency for its operating subsidiaries is the Canadian dollar. The Company has adopted SFAS No. 52, “Foreign Currency Translation”. Under this method, monetary assets and liabilities denominated in foreign currencies are translated into United States dollars at rates of exchange in effect at the balance sheet date. Gains or losses are included in results of operations for the year. Non-monetary assets, and liabilities, denominated in foreign currencies are translated at rates of exchange in effect at the date of the transaction. Items recorded in revenue and expenses arising from transactions are translated at an average exchange rate for the year.

Long-Lived assets

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets", the carrying value of intangible assets and other long-lived assets is reviewed on a regular basis for the existence of facts or circumstances that may suggest impairment. The Company recognizes impairment when the sum of the expected undiscounted future cash flows is less than the carrying amount of the asset. Impairment losses, if any, are measured as the excess of the carrying amount of the asset over its estimated fair value.

Reclassifications

Certain amounts from prior periods have been reclassified to conform to the current period presentation

Recently Issued Accounting Pronouncements

In May 2008, the FASB issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles" (“SFAS 162”). The statement identifies the sources of accounting principles and establishes a hierarchy for selecting those principles to prepare financial statements in accordance with U.S. GAAP. The statement is effective 60 days following the SEC's approval of the Public Fund Accounting Oversight Board (PCAOB) amendments to AU Section 411, "The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles." The Company is currently evaluating the impact of SFAS 162, but does not expect the adoption of the pronouncement will have a material impact on its financial position, results of operation, or cash flows.

In February 2007, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115” (“SFAS No. 159”). SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007 and, as such, the Company adopted the provisions of SFAS 159 as of January 1, 2008. The Company

WESCORP ENERGY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008

chose not to elect the fair value option to measure its financial assets and liabilities existing at January 1, 2008 that had not been previously carried at fair value, or of financial assets and liabilities it transacted in the year ended December 31, 2008. Therefore, the adoption of SFAS No. 159 had no effect on the Company’s financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 provides a common definition of fair value to be applied to existing generally accepted accounting principles (“GAAP”) requiring the use of fair value measures, establishes a framework for measuring fair value and enhances disclosure about fair value measures under other accounting pronouncements, but does not change existing guidance as to whether or not an asset or liability is carried at fair value. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 for all financial assets and liabilities, and any other assets and liabilities that are recognized or disclosed at fair value on a recurring basis. For nonfinancial assets and liabilities, SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2008. The Company’s adoption of the provisions of SFAS No. 157 as of January 1, 2008 did not have a material effect on its results of operations, financial position, or cash flows.

In December 2007, the EITF reached a consensus on Issue No. 07-1, “Accounting for Collaborative Arrangements” (“EITF No. 07-1”). The EITF concluded on the definition of a collaborative arrangement, and that revenues and costs incurred with third parties in connection with collaborative arrangements would be presented gross or net based on the criteria in EITF No. 99-19 and other accounting literature. Based on the nature of the arrangement, payments to or from collaborators would be evaluated, and its terms, the nature of the entity’s business, and whether those payments are within the scope of other accounting literature would be presented. Companies are also required to disclose the nature and purpose of collaborative arrangements, along with the accounting policies, and the classification and amounts of significant financial statement amounts related to the arrangements. Activities in the arrangement conducted in a separate legal entity should be accounted for under other accounting literature; however, required disclosure under EITF No. 07-1 applies to the entire collaborative agreement. EITF No. 07-1 is effective for fiscal years beginning after December 15, 2008 and is to be applied retrospectively to all periods presented for all collaborative arrangements existing as of the effective date. The Company plans to adopt the provisions of EITF No. 07-1 as of January 1, 2009 and does not expect the adoption to have a material effect on its results of operations, financial position, or cash flows.

In April 2008, the FASB issued FSP No. SFAS 142-3, “Determination of the Useful Life of Intangible Assets” (“SFAS 142-3”). In determining the useful life of intangible assets, SFAS 142-3 removes the requirement to consider whether an intangible asset can be renewed without substantial cost or material modifications to the existing terms and conditions and, instead, requires an entity to consider its own historical experience in renewing similar arrangements. SFAS 142-3 also requires expanded disclosure related to the determination of intangible asset useful lives SFAS 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008. The Company is currently evaluating the effect, if any, the adoption of SFAS 142-3 will have on its results of operations, financial position, or cash flows.

In June 2008, the EITF reached a consensus Issue No. 07-5, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock (“EITF No. 07-5”). EITF No. 07-5 was issued to clarify how to determine whether certain instruments or features are indexed to an entity’s own stock under EITF Issue No. 01-6, “The Meaning of Indexed to a Company’s Own Stock” (“EITF No. 01-6”). The consensus in EITF No. 07-5 applies to any freestanding financial instrument or embedded feature that has the characteristics of a derivative as defined in FSP No. SFAS 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”). The consensus in EITF No. 07-5 supersedes EITF No. 01-6 and is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The Company is currently evaluating the effect, if any, the adoption of EITF No. 07-5 will have on its results of operations, financial position or cash flows.

Other pronouncements issued by the FASB or other authoritative accounting standards groups with future effective dates are either not applicable or are not expected to be significant to the financial statements of the Company.

NOTE 3 – INVENTORIES

The components of inventory at December 31, 2008 and 2007 were as follows:

	2008	2007
Finished goods	$566,134	$724,926
Raw materials	55,219	29,486
	$621,353	$754,412

The inventory has been pledged as security for the short-term debentures (See Note 10).

NOTE 4 – SHORT-TERM INVESTMENT

During the second quarter of 2007 the Company invested approximately $1,316,577 (CAD $1,400,000) in a debenture certificate. This investment was redeemed during the year ended December 31, 2008.

WESCORP ENERGY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008

NOTE 5 – EQUIPMENT

Equipment consisted of the following as at December 31, 2008 and 2007:

	2008	2007
Automotive equipment	$117,977	$129,537
Computer hardware	67,376	58,161
Computer software	155,426	76,045
Furniture and fixtures	26,918	26,918
Leasehold improvements	51,996	40,061
Office equipment	50,930	48,252
Tools and equipment	811,430	748,273
	1,282,053	1,127,247
Less: accumulated depreciation	550,718	266,111
	$731,335	$861,136

Depreciation expense for the years ended December 31, 2008 and 2007 was $296,167 and $95,407, respectively.

NOTE 6 – INVESTMENTS

The components of investments at December 31, 2008 and 2007 were as follows:

	2008	2007
Ellycrack AS	$-	$538,186
Eureka Oil AS	15,840	15,840
Tarblaster AS	13,752	14,399
	$29,592	$568,425

Investment in Ellycrack AS
The Company has approximately13.45% of the issued and outstanding common stock of Ellycrack AS (“Ellycrack”), a privately held company in Norway.

At December 31, 2008, management has not been able to obtain satisfactory evidence to support the carrying value of the investment in Ellycrack AS. As a result, the value of the Company’s investment in Ellycrack AS has been fully impaired resulting in an impairment loss on the investment in the amount of $538,186 for the year ended December 31, 2008.

Investment in Eureka Oil AS
The Company holds 66,667 common shares of Eureka Oil AS (“Eureka”), a privately held company in Norway.

Investment in Tarblaster AS
As at December 31, 2007, the Company, held 900,000 common shares of Tarblaster AS (“Tarblaster”), a privately held company in Norway. During the year ended December 31, 2008, the Company sold 40.500 common shares of Tarblaster for proceeds of $38,485.

NOTE 7 – TECHNOLOGY

The Company holds DCR technology rights through its subsidiaries Flowstar and Vasjar (See Note 9). At December 31, 2007, management determined that future economic benefits of the Company’s DCR technology are negligible. Consequently, the balance of the value of the technology was fully impaired resulting in an impairment loss on the Company’s DCR technology in the amount of $2,177,970 for the year ended December 31, 2007.

WESCORP ENERGY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008

NOTE 8 – NOTES PAYABLE

The following comprise the Company’s notes payable at December 31, 2008 and 2007:

	2008	2007
Note payable – Interest at 0.0%, and secured by automotive assets of Flowstar, payable $569 per
month, principal only, due July 2008	$-	$4,698
Note payable – Interest at 9.45%, compounded monthly and secured by automotive assets
of Flowstar, payable $368 per month, principal and interest, due July 2010	6,469	12,500
Note payable – Interest at 0.90%, compounded monthly and secured by automotive assets of
Flowstar, payable $597 per month, principal and interest, due September 2010	12,442	24,122
Note payable – Interest at 0.0%, and secured by automotive assets of Flowstar, payable $785 per
month, principal only, due November 2009	8,640	22,387
Notes payable – Interest at 0.0%, unsecured, due on demand	22,475	22,475
Note payable – Interest at 10.0%, unsecured, due on demand	910,578	-
Note payable – Interest at 14.0%, unsecured, due on demand	300,000	-
Note payable – Interest at 0.0%, unsecured, due on demand	46,654	-
Notes payable – Interest at 0.0%, unsecured, payable in four equal installments on June 18, 2008,
December 18, 2008, June 18, 2009 and December 18, 2009	-	2,197,658
Notes payable – Interest at 6.09%, secured by software license	-	32,042
Total notes payable	1,307,258	2,315,882
Less current portion	1,290,550	1,086,670
	$16,708	$1,229,212

In December 2007, an unsecured note, bearing interest at a rate of 0.0%, in the amount of approximately $2,696,980 (CAD $2,665,000) was issued (see Note 16). The fair value of this note was computed as $2,183,635 using an interest rate of 18.0% which represents the incremental borrowing rate of the Company. This has resulted in $513,345 being recorded as a debt discount which was amortized over the life of the note. The Company has recorded the adjustment to the fair value of the note as a decrease to research and development acquired in the Statement of Operations and Comprehensive Income. During the year ended December 31, 2008, this note was repaid with cash in the amount of $1,474,963 (CAD $1,502,458) and shares in the amount of $954,219 (CAD $1,162,542). As a result, the Company recorded an interest expense of for the year ended December 31, 2008 in the amount of $402,911 (2007 - $14,023).

Future minimum payments on notes payable are as follows:

Years ending December 31,
2009	$20,225
2010	7,952
$28,177

NOTE 9 –AGREEMENT PAYABLE

In connection with the acquisition of Flowstar, the Company concluded the acquisition of 100% of the outstanding shares of Vasjar, a British Virgin Islands company, in 2004. Vasjar’s wholly-owned subsidiary Quadra owns the rights to the technology related to the DCR 900 system.

The purchase called for the Company to issue 2,400,000 common shares, and an additional minimum 2,080,000 common shares issued over three years (480,000 on or before April 1, 2005, 800,000 on or before April 1, 2006, and 800,000 on or before April 1, 2007).

In consideration of the purchase of all the outstanding shares of Vasjar, the Company issued shares (and will issue additional shares), all of which are required to be registered for resale upon delivery, as follows:

  Tranche 1: an aggregate of 2,400,000 shares of common stock of the Company issued on April 28, 2004; and
  Tranche 2: up to an aggregate of 2,080,000 additional shares of common stock of the Company as follows:

Stage One. On or before April 1, 2005, the Company was required to issue 480,000 additional shares based on sales achieved in the year ended December 31, 2004. These shares were issued during the year ended December 31, 2006.

Stage Two. On or before April 1, 2006, the Company was required to issue between 800,000 additional shares based on sales achieved in the year ended December 31, 2005. These shares were issued during the year ended December 31, 2007. Since the Company was not able to deliver the common shares on time and was required to pay the former Vasjar shareholders an additional 80,000 common shares of the Company for each month that the shares were not delivered. As a result, 1,604,750 shares were issued to the former Vasjar shareholders. The aggregate penalty shares under this stage resulted in a charge to operations of $964,385 during the year ended December 31, 2007.

WESCORP ENERGY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008

Stage Three. On or before April 1, 2007, the Company was required to issue 800,000 additional shares based on sales achieved during the year ended December 31, 2006. These shares have not been issued as at December 31, 2008. The Company is required to issue an additional 80,000 common shares for each month that the shares are not delivered. The aggregate penalty shares under this stage resulted in a charge to operations of $477,998 during the year ended December 31, 2007 and $1,416,476 during the year ended December 31, 2008. Since the common shares of the Company have not been delivered for a period of 182 days after the applicable due date, the former Vasjar shareholders may at their option terminate the purchase agreement. The Company is currently negotiating with the former Vasjar shareholders with respect to its failure to satisfy the obligations that have arisen with respect to Stage Three. In addition, the Company pledged to the former Vasjar shareholders, all the Vasjar shares as security to guarantee the Company’s performance under the share purchase agreements. The balance of the fair value of the 800,000 shares relating to Tranche 2, Stage Three is $296,000 and has been included in current liabilities.

NOTE 10 –DEBENTURES PAYABLE

Short-term Convertible

The short-term convertible debenture bears interest at 14% and originally was due to expire on June 30, 2008. During March, 2009, the terms of the debenture were extended (see Note 18). The debenture is secured by the inventories and accounts receivable of Flowstar.

The debentures may, at the option of the holder, be converted into units of the Company at a price of $0.40 per unit at any time prior to the maturity date. Each unit shall be comprised of one common share of the Company and one share purchase warrant each of which may be exercised at any time up to September 15, 2009 into one common share for each warrant held for $0.40 per common share.

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

The debentures may, at the option of the holder, be converted into units of the Company at a price of $1.00 per unit at any time prior to the maturity date. Each unit shall be comprised of one common share of the Company and one half share purchase warrant. Each warrant entitles the holder thereof to purchase one common share for each warrant held for a price of $3.00 per share common share for a period of up to two years. Management has determined that the fair value of the conversion feature is insignificant and has therefore not recorded an equity component for this debenture.

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

Short-term Non-Convertible

During December, 2007, the Company issued debentures in the amount of $400,000 that bear interest at the rate of 14% per annum payable monthly that mature six months from the date the debentures were issued. Additional debentures denominated in Canadian funds in the amount of approximately $410,000 (CAD $410,000), and $50,000 in US dollars were issued during the year ended December 31, 2008. The debentures are secured by way of a security interest over the inventories and accounts receivable of Flowstar.

The computed beneficial conversion feature, of $209,465 was recorded as a debt discount and the accreted interest expense is being expensed over the life of the debentures. During the year ended December 31, 2008, the Company recorded interest expense in the amount of $201,165 (2007 - $8,300) related to the debt discount on these debentures.

WESCORP ENERGY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008

Attached to this debt are 1,720,000 share purchase warrants. One warrant entitles the holder to purchase one common share at a price of $0.50 per share for two years from the date of issue of the warrant. The Company has recorded the fair value of the warrants as an increase to Additional Paid in Capital.

NOTE 11 – SHARE CAPITAL

The Company is authorized to issue 250,000,000 shares of $0.0001 par value common shares and 50,000,000 shares of $0.0001 par value preferred stock. All common shares have equal voting rights, are non-assessable and have one vote per share. Voting rights are not cumulative and, therefore, the holders of more than 50% of the common stock could, if they choose to do so, elect all of the directors of the Company. The preferred shares may be issued in series, with the powers, rights, and limitations of the preferred shares to be determined by the Company’s board of directors. As of December 31, 2008, no preferred shares had been issued.

2008 Stock Transactions

In September 2007, the Company received proceeds of $1,250,000 relating to a private placement of 2,500,000 units at a price of $0.50 per unit. Each unit consists of one share of common stock and one share purchase warrant. One warrant entitles the holder to purchase one additional common share at a price of $1.75 per share at any time until September 2010. On January 18, 2008, 2,500,000 units of unregistered common stock were issued in relation to this private placement. The Company paid a 10% commission in conjunction with this private placement in the form of 125,000 units that have the same terms and conditions as those issued in the private placement.

During the year ended December 31, 2008, the Company issued 5,226,584 units at a price of $0.40 per unit for total proceeds of $2,090,634 pursuant to a private placement. Each unit consists of one common share and one share purchase warrant. One share purchase warrant entitles the holder to purchase one additional common share at a price of $0.60 for a period of 2 years from the date the units are issued.

During the year ended December 31, 2008, the Company issued 300,000 common shares to settle obligations totaling $106,800 incurred pursuant to the terms of three consulting agreements.

On December 19, 2008, in connection with a purchase agreement with FEP Services Inc, the Company issued 2,385,547 units valued at $954,219 to partially settle an outstanding liability which arose as a result the purchase agreement. Each unit consists of one common share and one share purchase warrant. One share purchase warrant entitles the holder to purchase one additional common share at a price of $0.60 for a period of 2 years from the date the units are issued. (Refer to Note 16).

On December 19, 2008, the Company issued 1,475,000 units at a price of $0.40 per unit to settle obligations totaling $590,000 owed to corporations controlled by a director of the Company. The obligations are comprised of a note payable in the amount of $500,000 and accrued consulting fees of $90,000. Each unit consists of one share of common stock and one common stock warrant. One warrant entitles the holder to purchase one additional common share at a price of $0.60 per share at any time up to 4:00 p.m. local time in Calgary, Alberta on the date that is twenty four months from the date the units are issued.

Additional equity transactions during the year ended December 31, 2008 include the issuance of 377,203 shares of common stock to settle certain amounts payable pursuant to an employment contract totaling $82,079, the issuance of 475,000 shares of common stock valued at $174,600 issued to consultants for investor relations services, and the issuance of 50,000 shares of common stock valued at $14,000 to compensate a director of the Company in the form of directors’ fees.

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

In June 2007, the Company issued 849,577 units valued at a price of $0.50 per unit. These units were issued pursuant to the same terms as a private placement of 7,944,150 units that was completed December 2006 which entitled each investor to an additional 10% of the original units subscribed for if the Company did not file a registration statement within 90 days of the closing of the private placement Each unit consists of one share of common stock and one common stock warrant. One warrant entitles the holder to purchase one additional common share at a price of $0.75 per share at any time until the close of business on December 15, 2009. After six months from the date of issue, the warrants shall be deemed exercised, in accordance with their terms, if at any time prior to their expiry the weighted average trading price of the Company's common shares as traded on the NASD OTC Bulletin Board for the previous ten (10) trading days is at least $1.50 per share. In the event that the aggregate exercise price for the warrants is not tendered to the Company within 30 days of

WESCORP ENERGY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008

their deemed exercise, at the option of the Company, such warrants will be deemed cancelled. The Company has recorded a charge of $424,839 as “Registration rights payment” in the Statement of Operations and Comprehensive Income to account for the 10% penalty.

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

On December 31, 2007, in connection with an agreement with FEP Services Inc., the Company issued 13,900,000 shares of common stock valued at $6,282,800 to acquire certain assets and intellectual property (Refer to Note 16).

Common Stock Warrants

In December 2007, the Company completed a private placement of $400,000 in debentures which had 800,000 common stock warrants attached. One warrant entitles the holder to purchase one common share at a price of $0.50 per share for two years from the date of issue of the warrant.

As of December 31, 2008, the Company had the following common stock purchase warrants outstanding:

Number of shares	Exercise	Expiration
under warrants	price	date
1,000,000	$0.15	June 2009
100,000	$0.74	May 2009
7,964,150	$0.75	December 2009
532,624	$0.75	December 2009
849,677	$0.75	December 2009
275,000	$0.50	November 2009
800,000	$0.50	December 2009
100,000	$0.50	January 2010
2,625,000	$1.75	September 2011
250,000	$0.50	April 2010
470,000	$0.50	May 2010
100,000	$0.50	June 2010
2,470,000	$0.60	September 2010
6,617,131	$0.60	December 2010
24,153,582

The following table reflects the continuity of warrants: During the year ended December 31, 2008, the Company issued a combined total of 12,632,131 (2007 - 526,391) warrants to purchase common shares. Changes in the number of warrants outstanding are summarized as follows:

	December 31, 2008		December 31, 2007
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Warrants	Price	Warrants	Price
Warrants, beginning of year	11,521,451	$0.68	9,819,150	$0.66
Granted	12,632,131	0.83	2,202,301	0.49
Exercised	-	-	(200,000)	0.25
Expired	-	-	(300,000)	0.25
Warrants, end of year	24,153,582	$0.76	11,521,451	$0.68

WESCORP ENERGY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008

The weighted average remaining contractual life of the warrants is 18 months.

NOTE 12 – STOCK OPTIONS AND WARRANTS

During the year ended December 31, 2008, the Company issued a combined total of 526,391 (2007 – 526,391) options to purchase common shares to officers. Changes in the number of stock options outstanding are summarized as follows:

	December 31, 2008		December 31, 2007
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Options	Price	Options	Price
Outstanding, beginning of year	5,117,249	$0.53	2,853,271	$0.55
Vested	2,482,385	0.44	2,263,978	0.49
Expired/Cancelled	(529,348)	0.49	-	-
Outstanding, end of year	7,070,286	$0.49	5,117,249	$0.53

The weighted average remaining contractual life of the options is 30 months.

The fair value of stock option grants during the years ended December 31, 2008 and 2007 were calculated using the Black-Scholes option pricing model incorporating the following weighted average assumptions:

	2008	2007
Risk free interest rate	4.0%	4.0%
Expected dividend yield	Nil	Nil
Expected stock price volatility	111%	117%
Expected average option life	2 to 5 years	2 to 5 years
Weighted average grant date fair value per option	$ 0.29	$ 0.36

The fair value of the warrants issued during the years ended December 31, 2008 and 2007 were calculated using the Black-Scholes option pricing model incorporating the following weighted average assumptions:

	2008	2007
Risk free interest rate	4.0%	4.0%
Expected dividend yield	Nil	Nil
Expected stock price volatility	111%	111%
Expected average warrant life	2 years	2 years
Weighted average grant date fair value per option	$ 0.16	$ 0.17

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

NOTE 13 – COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company has long-term leases relating to office and manufacturing space in Edmonton, Alberta, Canada for approximately $8,762 per month which expires in November 2012, office space in Calgary, Alberta, Canada for approximately $6,081 per month which expires in June 2011, and manufacturing and warehouse space in Calgary, Alberta, Canada for approximately $9,293 per month which expires in August 2014. The Company also leases office space in Houston, Texas for $1,900 per month under a long-term lease agreement which expires in March 2011.

In addition, the Company has entered into lease agreements with respect to vehicles which have minimum lease payments of approximately $2,710 per month until May 2010 and a photocopier which has minimum lease payments of approximately $250 per month until February 2012. In February 2008, the Company entered into a new vehicle lease which has minimum lease payments of $857 per month until January 2012.

In October 2006, the Company entered into an agreement with a Canadian research and development organization to provide facilities and other resources necessary to test the Ellycrack pilot plant under long-term usage. These tests are necessary in order to determine the

WESCORP ENERGY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008

potential commercial feasibility of this process and what, if any, modifications will be required to the design of a commercially viable plant. Under the terms of this agreement, the Company is required to pay a minimum fee of approximately $15,107 (CAD $18,500) per month commencing October 2007 for the provision of technical and research assistance and related services as well as facility rental for a period of twenty-four months. Upon signing the agreement the Company paid a deposit in the amount of $146,988 (CAD $180,000) of which a balance of $118,407 (CAD $145,000) remains and is included in prepaid expenses and advances.

Annual future aggregate minimum payments under operating leases and commitments for the next five years are as follows:

Years ending December 31,
2009	$429,198
2010	272,668
2011	142,349
2012	94,937
2013	91,580
$1,030,733

Total rent expense for operating leases was $314,273 and $228,702 for the years ended December 31, 2008 and 2007, respectively.

NOTE 14 - RELATED PARTY TRANSACTIONS

Related Party Transactions

Summary of related party transactions as follows for the years ended December 31, 2008 and 2007:

	2008	2007
Stock-based compensation paid or accrued to directors of the Company	$161,600	$273,300
Interest accrued on note payable to AHC Holdings Inc. (“AHC”)	$30,027	$40,000
Consulting fees accrued to 788691 Alberta Ltd	$-	$260,000

AHC and 788691 Alberta Ltd are private companies beneficially owned and controlled by a director of the Company.

Note Payable

On June 20, 2006, the Company entered into an agreement with AHC, under which AHC would lend the Company $500,000. AHC is a private company beneficially owned and controlled by a director of the Company. The loan is structured as a promissory note that is unsecured, bears interest at the rate of 8% per annum and is due on demand. On December 19, 2008, the Company issued 1,250,000 units at a price of $0.40 per unit to settle the principal balance of the note. Each unit consists of one share of common stock and one common stock warrant. One warrant entitles the holder to purchase one additional common share at a price of $0.60 per share at any time up to 4:00 p.m. local time in Calgary, Alberta on the date that is twenty four months from the date the units are issued. The outstanding balance of accrued interest of $91,397 (December 31, 2007 – $61,370) is included in due to related parties.

Consulting Agreement

The Company has entered into a month-to-month agreement with 788691 Alberta Ltd., under which 788691 Alberta Ltd. provides consulting services to the Company at a rate of $20,000 per month. During the year an agreement was reached with 788691 Alberta Ltd. where it was agreed that the total outstanding balance related to this agreement was $100,000 for which 250,000 units as described above would be issued to settle this balance. On December 19, 2008, 225,000 units were issued. As a result of the Company has recorded a gain on the settlement of debt in the amount of $290,000 in the Statement of Operations to reflect the reduction in the over accrual for consulting fees incurred in prior years. The outstanding balance of $10,000 is reflected in due to related parties.

Related Party Notes Payable

As of December 31, 2004, the Company had borrowed approximately $1,979,593 including accrued and unpaid interest from AHC. Upon signing an agreement dated March 15, 2005 the parties agreed to a value of the note in the amount of $1,924,681. Based on this valuation, the Company agreed to issue units of the Company in full settlement of the debt and accrued interest. Each unit consists of one common stock share and one common stock share purchase warrant (the "Warrant(s)") each of which may be exercised at any time up to June 30, 2008 as follows:

a)	if exercised on or before June 30, 2008, the holder of each Warrant shall be entitled to purchase one common share for $1.00; and

b)	thereafter, to June 30, 2009, the holder of each Warrant shall be entitled to purchase one common share for $2.00.

WESCORP ENERGY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008

As of December 31, 2007, these units had not yet been issued.

The amounts due to AHC at December 31, 2008 and 2007 were as follows:

	2008	2007
Note payable – agreed to be converted to shares on March 15, 2005 - shares to be
issued subsequent to the year end	$1,924,681	$1,924,681

Related party transactions are recorded at the exchange amount amount.

NOTE 15 – INCOME TAXES

The reconciliation of the provision for income taxes at the United States federal statutory rate compared to the Company’s income tax expense as reported is as follows:

Year Ended
December 31, 2008
Statutory tax rates	35%
Expected recovery of income taxes at statutory rates	$(2,596,793)
Increase (reduction) in income taxes resulting from:
Permanent differences and other	1,056,515
Foreign exchange rate and tax rate differences	1,498,631
Valuation allowance change	41,607
Provision for income taxes	$-

The significant components of deferred income tax assets and liabilities at December 31, 2008 are as follows:

Year Ended
December 31, 2008
Deferred income tax assets:
Canadian non-capital loss carryforwards	$603,009
US net operating loss carryforwards	5,837,035
US reserves	401,746
Property and equipment, Canada	227,091
Property and equipment, US	(6,019)
Total deferred income tax assets	7,062,862
Less: valuation allowance	(7,062,862)
Deferred income tax assets, net	$-

As at December 31, 2008, the Company had Canadian income tax losses for federal income tax purposes totaling $2,400,000 and US income tax losses totaling $16,700,000. A valuation allowance of $7,062,862 has been applied against the deferred tax asset representing these losses.

NOTE 16 – ACQUISITIONS

Strategic Decision Sciences USA Inc.

On September 11, 2007, the Company completed an Agreement and Plan of Merger with Strategic Decisions Sciences USA Inc. (“SDS”) and Scott Shemwell, who was the sole shareholder of SDS and who is the current Chief Operating Officer of the Company The transaction was structured as a merger of SDS into the Company in accordance with the applicable provisions of the Delaware General Corporation Law, with the Company remaining as the surviving entity. All shares of SDS common stock issued and outstanding were converted into, and exchanged for, the right to receive 2,000,000 shares of the Company’s common stock. At the date of this transaction the Company’s shares had a closing trading price of $0.50 per share. As these shares are restricted and represent a large block of shares they were valued at 80% of the closing trading price or $0.40 per share which is equal to $800,000.

In connection with the Company’s acquisition of SDS, the Company acquired the NAVIGATOR Process Management Solution (“Navigator”), a collaborative solution that manages the interactions of people, processes and equipment in complex oil and gas field operations. Navigator was developed internally by SDS. As this was a related party transaction, Navigator has been expensed as “Research and development acquired” at the exchange amount.

FEP Services Inc.

On December 18, 2007, the Company completed an agreement to purchase assets and intellectual property from FEP Services Inc. (“FEP”). Under the terms of the agreement, the Company issued 13,900,000 shares of common stock valued at $6,282,800, assumed a promissory note payable in the amount of $2,665,000, and assumed trade payables from FEP in the amount of $279,789. In addition the

WESCORP ENERGY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008

Company transferred its investment in Oilsands consisting of 470,143 shares to FEP at an agreed upon value of $2,192,277. The fair value of the promissory note payable was determined to be $2,183,635 using an interest rate of 18.0% which represents the incremental borrowing rate of the Company. The promissory note payable was fully repaid during the year ending December 31, 2008 (see Note 8).

In exchange the Company acquired the following:

Cash	$16,471
Accounts receivable	$121,349
Property and equipment	$589,700
Research and development	$10,168,821
Expensed property and equipment	$3,180
Total consideration paid	$10,899,521

NOTE 17 – OTHER RECEIVABLES

The Company has advanced funds in the form of a note receivable in the amount of $68,540 (CAD $83,933). At December 31, 2008, management determined that future value of this note is negligible. Consequently, the balance of this note was fully impaired resulting in a write down of other receivables in the amount of $68,540 for the year ended December 31, 2008.

NOTE 18 – OPERATING SEGMENTS

Management has elected to aggregate the Company’s business segments based on the differences in each segment’s customers, the products and services offered and other economic characteristics. Based on these criteria, management has identified the following reportable segments: (1) natural gas flow measurement related products and services and (2) drilling related products and services. The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies for the year ended December 31, 2008.

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

Summary Information

The Company recognizes revenues, operating income, depreciation and amortization expense, total assets and capital expenditures by segment. Interest expense and other income (expense) are not monitored by segment. Summarized information for the Company’s reportable segments is contained in the following table:

As of and for the year ended December 31, 2008:

	Gas
	Measurement	Drilling	Corporate	Total
Revenues	$3,490,098	$1,006,856	$-	$4,496,954
Income (loss) from operations	(332,535)	(41,734)	(6,046,818)	(6,421,087)
Depreciation and amortization	47,792	63,891	184,484	296,167
Total assets	1,744,468	327,979	1,531,786	3,604,233
Capital expenditures	93,820	24,678	47,869	166,367

WESCORP ENERGY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008

NOTE 19 – SUBSEQUENT EVENT

During March, 2009, The Company extended the terms and conditions of the short-term note convertible (see Note 10) to September 15, 2009. The terms were amended in the extension agreement as follows:

a)	the conversion price of the debenture has been reduced from $0.90 per share to $0.40.
b)	An additional 100,000 share purchase warrants were issued to the debenture holder with an exercise price of $0.40 per share, an expiry date of March 15, 2011.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The management of the Company, under the supervision and with the participation of the Company’s Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), conducted an evaluation of the Company’s “disclosure controls and procedures” (as defined in Exchange Act Rules 13a-15(e) or 15d-15(e)) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer) concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report.

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

In order to evaluate the effectiveness of internal control over financial reporting as required by Section 404 of the Sarbanes-Oxley Act, management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework and criteria established in Internal Control – Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation. Based upon that evaluation, we have concluded that, as at December 31, 2008, internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as described below. This was due to deficiencies that existed in the design or operation of our internal control over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that the Company’s management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee and lack of a majority of independent directors on the Company’s board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; (3) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and (4) ineffective controls over period end financial disclosure and reporting processes.

The aforementioned material weaknesses were identified by the Company’s Chief Executive Officer and Chief Financial Officer in connection with the audit of our financial statements as of December 31, 2008 and these findings were reported to our management and board of directors. Management of the Company believes that the material weaknesses set forth in (2), (3), and (4) above did not affect the Company’s financial results. However, management believes that the lack of a functioning audit committee and a lack of a majority of independent directors on the Company’s board of directors resulting in the ineffective oversight in the establishment and monitoring of required internal controls and procedures can result in material deficiencies in the Company’s determination of its financial statements for future years.

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

Management believes that the appointment of one or more independent directors, who shall be appointed to a fully functioning audit committee, will remedy the lack of a functioning audit committee and a lack of a majority of independent directors on the Company’s board. In addition, management believes that preparing and implementing sufficient written policies and checklists will remedy the following material weaknesses: (i) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of the US GAAP and SEC disclosure requirements; and (ii) ineffective controls over period end financial close and reporting processes.

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

ITEM 9B. OTHER INFORMATION

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The following table sets forth the names, ages and positions of the current directors and executive officers of the Company. Each director shall serve as a director until he resigns or his successor is duly elected or appointed. A description of each individual’s business background follows.

Name	Age	Position
Doug Biles	62	Director, President and CEO
Terry Mereniuk	49	Director and CFO
Scott Shemwell	60	Chief Operating Officer
John Anderson	45	Director, Secretary and Treasurer
Alfred Comeau	62	Director
Robert Nicolay	53	Director
Mark Norris	47	Director and Chairman of the Board

Mr. Doug Biles, P. Eng.

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

Mr. Robert M. Nicolay

Mr. Nicolay was appointed as a director on May 1, 2006. Mr. Nicolay is Vice-President, Business Development for Pengrowth Management Limited, one of Canada‘s premier oil and natural gas energy trusts. He is also President of Aurora Borealis Management, an Alberta-based firm providing corporate governance, energy investment, operations analysis and strategic development and execution advisory services for public, private and government energy corporations. Mr. Nicolay was formerly the President and CEO of the Calgary Olympic Development Association, a not-for-profit society providing facilities and venues for Olympic and high performance athletes to train, develop, and compete.

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

Mr. Mark Norris

Mark Norris was appointed as a Director on March 7, 2007, and as Chairman on June 24, 2008. From 2001 to 2004, he was the Minister of Economic Development in the Alberta Government. Prior to this, he owned and operated several successful businesses in Alberta. From 2004 to 2008, he served as President of GLG Consulting Ltd an Alberta based political and public policy think tank. Currently he is the President of Mark Norris Consulting Ltd.

Audit Committee

On April 24, 2003, we adopted Terms of Reference and an Audit Committee Charter for our Company. Our Audit Committee consists of Mark Norris and Terry Mereniuk.

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

Code of Ethics

The Company endeavors to adhere to provide assurances to outside investors and interested parties that the Company’s officers, directors and principal financial officer adhere to a reasonably responsible code of ethics. On November 20, 2006, we adopted a Code of Ethics, which applies to all officers, directors, and employees of the Company. The Company shall provide any person without charge, a copy of our Code of Ethics, which may be requested by contacting Leanne Conley (Human Resources department) at (403) 206-3990.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), requires the Company’s directors, executive officers and holders of more than 10% of the Company’s common stock to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company. The Company believes that during the year ended December 31, 2008, its officers, directors and holders of more than 10% of the Company’s common stock complied with all Section 16(a) filing requirements, except for the following listed below. In making these statements, the Company has relied solely upon its review of copies of the Section 16(a) reports filed for the fiscal year ended December 31, 2008 on behalf of the Company’s directors, officers, and holders of more than 10% of the Company’s common stock.

Forms 4 for Alfred Comeau, Douglas Biles, Scott Shemwell, Mark Norris, Robert Nicolay, and Terry Mereniuk filed on April 14, 2009.

  The Form 4 for Mr. Comeau covered 2 late reports and 3 transactions that were not reported on a timely basis.
  The Form 4 for Mr. Biles covered 1 late report and 1 transaction that were not reported on a timely basis.
  The Form 4 for Mr. Shemwell covered 3 late reports and 3 transactions that were not reported on a timely basis.
  The Form 4 for Mr. Norris covered 1 late report and 1 transaction that were not reported on a timely basis.

  The Form 4 for Mr. Nicolay covered 3 late reports and 3 transactions that were not reported on a timely basis.
  The Form 4 for Mr. Mereniuk covered 1 late report and 1 transaction that were not reported on a timely basis.

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth information with respect to the annual and long-term compensation for the last two fiscal years for our President and Chief Executive Officer and our other executive officers, including former executive officers and executive officers of our wholly owned and controlled subsidiaries during the fiscal years ended December 31, 2008, and 2007.

Summary Compensation Table

Nonqualified
											Non-Equity		Deferred
Name and							Stock		Option		Incentive Plan		Compensation		All Other
Principal			Salary		Bonus		Awards		Awards		Compensation		Earnings		Compensation		Total
Position	Year		($)		($)		($)		($)(3)		($)		($)		($)		($)
Doug Biles, President, Chief Executive Officer (1)	2008 2007	$ $	169,938 141,197	$ $	- -	$ $	- -	$ $	161,600 222,800	$ $	- -	$ $	- -	$ $	- -	$ $	331,538 363,997

Scott Shemwell, COO	2008 2007	$ $	145,500 48,000	$ $	- -	$ $	- -	$ $	134,900 134,900	$ $	- -	$ $	- -	$ $	- -	$ $	280,400 182,900

Terry Mereniuk, CFO (2)	2008 2007	$ $	52,506 84,132	$ $	- -	$ $	- -	$ $	- -	$ $	- -	$ $	- -	$ $	- -	$ $	52,506 84,132

(1)

Mr. Biles, President, and CEO received a salary for the period January 1, 2008 to December 31, 2008 in the amount of CAD $180,000, which was translated at an average rate of exchange for the period of 0.9441. He also received a salary for the period January 1, 2007 to August 31, 2007 in the amount of $80,000 and for the period September 1, 2007 to December 31, 2007 he received CAD $60,000, which was translated at an average rate of exchange for the period of 1.019947

(2)

Mr. Mereniuk, CFO, received a salary for the year ended December 31, 2008 in the amount of CAD $55,615 translated at an average rate of exchange for the year of 0.9441. He also received a salary for the 2007 fiscal year in the amount of CAD $90,000, which was translated at an average rate of exchange for the year of 0.9348.

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

Employment Agreement with our Chief Financial Officer

We entered into a written one-year employment agreement with Mr. Mereniuk, our Chief Financial Officer, commencing on April 1, 2005 through March 31, 2006. The agreement automatically extended for a period of one year unless the Company or Mr. Mereniuk served written notice on the other party a minimum of 90 days prior to the expiration of the initial term. Neither Mr. Mereniuk nor the Company provided the other with notice of termination during the first quarter of 2006 or 2007, and as a result, the agreement was extended through March 31, 2008. In accordance with his employment agreement, Mr. Mereniuk is entitled to receive an annual base salary of CAD $90,000 or such other amount as shall be agreed upon by the Company and Mr. Mereniuk. The annual salary shall also be subject to annual review by the Board of Directors each fiscal year end. The Company may terminate the employment agreement at any time for cause without payment of any compensation, and may terminate without cause; provided, that the Company must pay Mr. Mereniuk an amount equal to 50% of his highest annual base salary paid as a result of his employment with the Company. Mr. Mereniuk went off the payroll of the Company in October 2008 without any compensation or termination payment.

Outstanding Equity Awards

DECEMBER 31, 2008 OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END TABLE

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Doug Biles	2,000,000	-	-	0.54	30-Nov-09	-	-		-
Doug Biles	44,858	-	-	0.67	30-Nov-09	-	-		-
Doug Biles	39,920	-	-	0.75	30-Nov-09	-	-
Doug Biles	27,276	-	-	1.10	30-Nov-09	-	-	-	-
Doug Biles	42,918	-	-	0.70	30-Nov-09	-	-	-	-
Doug Biles	33,630	-	-	0.89	30-Nov-09	-	-	-	-
Doug Biles	38,279	-	-	0.78	31-Dec-09	-	-	-	-
Doug Biles	43,478	-	-	0.69	31-Mar-10	-	-	-	-
Doug Biles	62,500	-	-	0.48	30-Jun-10	-	-	-	-
Doug Biles	50,847	-	-	0.59	30-Sep-10	-	-	-	-
Doug Biles	65,217	-	-	0.46	31-Dec-10	-	-	-	-
Doug Biles	68,182	-	-	0.44	31-Mar-11	-	-	-	-
Doug Biles	65,217	-	-	0.46	30-Jun-11	-	-	-	-
Doug Biles	45,455	-	-	0.44	30-Sep-11	-	-	-	-
Doug Biles	400,000	-	-	0.50	30-Sep-12	-	-	-	-
Doug Biles	400,000	-	-	0.50	30-Sep-13	-	-	-	-
Doug Biles (1)	-	400,000	-	0.50	30-Sep-14	-	-	-	-
Scott Shemwell	334,000	-	-	0.50	30-Sep-12	-	-	-	-
Scott Shemwell	333,000	-	-	0.50	30-Sep-13	-	-	-	-
Scott Shemwell	-	333,000	-	0.50	30-Sep-14	-	-	-	-
(1)

(1) These options vest September 07, 2009.

Compensation of Directors

DECEMBER 31, 2008 DIRECTOR COMPENSATION TABLE

					Change
					in Pension
					Value and
	Fees				Nonqualified
	Earned or			Non-Equity	Deferred
	Paid in	Stock	Option	Incentive Plan	Compensation	All Other
	Cash	Awards	Awards	Compensation	Earnings	Compensation		Total
Name	($)	($)(1)	($)(1)	($)	($)	($)		($)
Steve Cowper (2)	-	$-	$-	-	-	$34,000	(3)	$34,000
Alfred Comeau	-	$111,000	-	-	-	$-		$111,000
Robert Nicolay	-	$16,484	-	-	-	$-		$16,484
Doug Biles (5)	-	$-	$161,600	-	-	$-		$161,600
Mark Norris	-	$24,066	-	-	-	$33,044	(4)	$57,110
John Anderson	-	-	-	-	-	-		-
Terry Mereniuk	-	-	-	-	-	-		-

(1)	Amounts set forth in this column reflect the amounts expensed by the Company in the year, pursuant to FAS 123R.
(2)	Steve Cowper had 125,000 total options outstanding at the year-end which were vested. The remaining 375,000 options which were not vested when he resigned as a director were cancelled.
(3)	Steve Cowper received $34,000 in consulting fees in the fiscal year ended December 31, 2008 for services performed for the company.

(4)

Mark Norris received CAD $35,000 in consulting fees, translated at an average rate of exchange for the year of 0.9441, in the fiscal year ended December 31, 2008 for services performed for the company.

(5)	Doug Biles had 3,827,777 total options outstanding at the year-end, 3,427,777 of which were vested, and 400,000 of which were not vested.

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

Consultant Services Agreement with a Director, Mr. Steve Cowper

On September 7, 2007, we entered into a three-year consultant services agreement with Steve Cowper, a former director of Wescorp (the “Cowper Agreement”), effective September 1, 2007. Pursuant to the Cowper Agreement, Mr. Cowper agreed to provide services to us as a consultant as instructed by us from time to time, primarily as a liaison and coordinator of business development (the “Services”), and will report to our Chief Executive Officer. Mr. Cowper shall provide the Services at a monthly rate of $8,500, including reimbursement for travel and associated costs. Upon execution of the Cowper Agreement, we agreed to issue 100,000 shares of Wescorp common stock that vests immediately, and to include these restricted shares in a registration statement on Form S-8 at a time and manner to be determined by us. In addition, Mr. Cowper was granted an option to purchase 500,000 shares of Wescorp common stock. The exercise price of these options is $.501 per share, which was the closing market price of the shares on the Over The Counter Bulletin Board as of September 7, 2007. These options shall expire five years following the vesting date.

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

Director Independence

Our common stock trades on the OTC Bulletin Board. As such, we are not currently subject to corporate governance standards of listed companies, which require, among other things, that a majority of the board of directors be independent. The Board affirmatively determines the independence of each Director and nominee for election as a Director; however, the Board has not yet adopted an independence standard or policy. The Board is currently investigating the different policies and intends to adopt an independence policy in the near future. At this time, the Board has determined that each of the following non-employee Directors is independent and has no relationship with the Company, except as a Director and stockholder of the Company: Robert Nicolay and Mark Norris.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information, as of April 6, 2009 with respect to any person (including any “group”, as that term is used in Section 13(d)(3) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) who is known to the Company to be the beneficial owner of more than five percent (5%) of any class of the Company’s voting securities, and as to those shares of the Company’s equity securities beneficially owned by each its director, the executive officers of the Company and all of its directors and executive officers of the Company and all of its directors and executive officers as a group. Unless otherwise specified in the table below, such information, other than information with respect to the directors and officers of the Company, is based on a review of statements filed, with the Securities and Exchange Commission (the “Commission”) pursuant to Sections 13 (d), 13 (f), and 13 (g) of the Exchange Act with respect to the Company’s Common Stock. As of March 20, 2009, there were 88,752,557 (May 9, 2008 – 77,863,223) shares of Common Stock outstanding.

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

The table also shows the number of shares beneficially owned as of April 6, 2009 by each of the individual directors and executive officers and by all directors and executive officers as a group. All options and warrants are convertible into shares of common stock.

Beneficial Ownership Table
 (Officers & Directors)

		Amount and Nature of	% of Class
Name and address	Principal Position	Beneficial Owner
Doug Biles (1) (2)	President & CEO, Director	3,595,108	3.85%
John Anderson (1)	Director, Past President & Past CEO, Secretary and Treasurer	1,600,000	1.71%
Terry Mereniuk (1)	Director, CFO	1,122,000	1.20%
Alfred Comeau (1)	Director	2,775,000	2.97%
Scott Shemwell (1)(3)	Chief Operating Officer	2,767,000	2.96%
Robert Nicolay (1)	Director	150,000	0.16%
Mark Norris (1)	Director	300,000	0.32%
	Officers and Directors as a Group (2)(3)(4)(5)	12,309,108	13.17%

(1)	The address for all of our Directors and Officers is Suite 770, 435 – 4th Avenue S.W., Calgary, Alberta, Canada T2P 3A8.

(2)	The amount includes 3,427,777 of options to purchase common shares granted to Mr. Biles and exercisable within 60 days of April 6, 2009.

(3)	The amount includes 667,000 of options to purchase common shares granted to Mr. Shemwell and exercisable within 60 days of April 6, 2009.

Equity Compensation Plan Information

Plan Category	Number of securities to be issued on exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance

Equity compensation plans approved by security holders	None	None	None
Equity compensation plans not approved by security holders	31,223,868 (1) (2) (3) (4)	$0.70 per share	N/A
Total	31,223,868 (1) (2) (3) (4)	$0.70 per share	N/A

Notes:

(1)

(a) As part of his two year employment contract with the Company (July 2004 though June 2006), for becoming President and CEO of both Flowstar and Wescorp, Doug Biles was entitled to a stock option for 2,000,000 shares at an exercise price of $0.54 per share expiring November 2009. Mr. Biles’ employment agreement had been extended on a monthly basis until a new one was completed in September 2007. (b) A company affiliated with Mr. Biles received 100,000 options for consulting work in a prior year. (c) His monthly salary was $10,000 per month plus $30,000 per quarter in stock options. The amount of stock options received per quarter is equal to that number of shares calculated by dividing $30,000 by the “Exercise Price”. The “Exercise Price” is the weighted average trading price of the shares traded during the last five trading days of each calendar quarter end (ending March 31, June 30, September 30, and December 31). These option agreements shall vest immediately and expire four years following their respective issue dates.

(2)	On September 7, 2007, we entered into an employment agreement with Douglas E. Biles (the “Biles Employment

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

(3)

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

(4)

(a) Although not an executive officer, as part of Mr. Dave LeMoine’s two year employment contract with the Company (October 2006 though October 2008), for becoming Vice-President of New Business, Mr. LeMoine was entitled to a stock option for 1,000,000 shares at an exercise price of $0.501 per share. This stock option agreement vested 250,000 shares on October 1, 2006, and vests 250,000 shares April 1, 2007; 250,000 shares October 1, 2007; and 250,000 shares April 1, 2008. The expiry date for each of these options is two years following each respective vesting date. (b) His monthly salary is CAD $15,000 per month plus $25,000 per quarter in stock options. The amount of stock options received per quarter is equal to that number of shares calculated by dividing $25,000 by the “Exercise Price”. The “Exercise Price” is the weighted average trading price of the shares traded during the last five trading days of each calendar quarter end (ending March 31, June 30, September 30, and December 31). These option agreements shall vest immediately and expire two years following their respective issue dates. The contract was extended under the same terms and agreements until October, 2010.

The above does not include shares to be issued in conjunction with the Vasjar, or Ellycrack acquisitions (See Business), although said parties or affiliates may also act as service providers after said acquisitions are affected. Also not included are conversions of debt for shares by persons who were service providers for other than goods or services. In addition, management and the Board of Directors expect to implement an employee stock incentive plan in 2009. The exact details have not yet been determined.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Related Person Transactions

The Company has entered into a month-to-month agreement with 788691 Alberta Ltd., under which 788691 Alberta Ltd. provides consulting services to the Company at a rate of $20,000 per month. 788691 Alberta Ltd. is a private company beneficially owned and controlled by Alfred Comeau, a director of the Company. During 2008, an agreement was reached with 788691 Alberta Ltd. where it was determined that the total outstanding balance related to this agreement was $100,000 for which 250,000 units at a price of $0.40 per unit would be issued to settle this balance. Each unit consists of one share of our common stock and one common stock warrant. One warrant entitles the holder to purchase one additional common share of Wescorp at a price of $0.60 per share at any time up to 4:00 p.m. local time in Calgary, Alberta on the date that is twenty four months from the date the units are issued. On December 19, 2008, 225,000 units were issued.

On June 20, 2006, the Company entered into an agreement with AHC, under which AHC would lend the Company $500,000. AHC is a private company beneficially owned and controlled by Alfred Comeau, a director of the Company, and his spouse. The loan is structured as a promissory note that is unsecured, bears interest at the rate of 8% per annum, and is due on demand. On December 19, 2008, the Company issued 1,250,000 units at a price of $0.40 per unit to settle the principal balance of the note. Each unit consists of one share of common stock and one common stock warrant. One warrant entitles the holder to purchase one additional common share at a price of $0.60 per share at any time up to 4:00 p.m. local time in Calgary, Alberta on the date that is 24 months from the date the units are issued.

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

The Company has not implemented a formal written policy concerning the review of related party transactions, but compiles information about transactions between the Company and its directors and officers, their immediate family members, and their affiliated entities, including the nature of each transaction and the amount involved. The Board of Directors annually reviews and evaluates this information, with respect to directors, as part of its assessment of each director’s independence.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

On February 9, 2006, management engaged Dale Matheson Carr-Hilton LaBonte Chartered Accountants (“DMCL”) to serve as the Company's independent registered public accountants for the fiscal year ending December 31, 2005.

The aggregate fees billed by the firm for each of the last two fiscal years for professional services rendered by the Company's principal accountants for the years indicated have been:

		AUDIT-
		RELATED
	AUDIT FEES	FEES	TAX FEES	ALL OTHER FEES
2007	$130,616	$-	$-	$-
2008	$115,000	$-	$-	$-
	(estimated)

The only services performed by our auditors have been for audit services and review of filings where such review is required. Audit fees for 2007 and 2008 include services provided by DMCL for the review of the filings for the 10-QSBs and 10-Qs for those years. We do not intend to utilize our current auditors for certain tax-related services in 2008.

The Board of Directors, acting in the capacity of the Audit Committee, had to pre-approve the Company's use of the Company's independent accountants for any non-audit services. All services of our auditors are approved by our whole Board and are subject to review by our whole Board. Our CFO is a Board Member and he is also responsible for accounting issues for us.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

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

2.5

Share Purchase Agreement dated as of January 14, 2004 between the Company and Epitihia Trust. (Incorporated by reference to the Company’s Current Report on Form 8-K/A filed with the Commission on May 12, 2004, File No. 000- 30095.)

2.6

Share Purchase Agreement dated as of January 14, 2004 between the Company and Abuelo Trust. (Incorporated by reference to the Company’s Current Report on Form 8-K/A filed with the Commission on May 12, 2004, File No. 000-30095.)

2.7

Share Purchase Option Agreement dated February 10, 2004 between the Company and Olav Ellingsen (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on April 9, 2004, File No. 000- 30095.)

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

10.4	Memorandum of Understanding, dated as of September 21, 2004 between the Company and Ellycrack AS (Incorporated by reference to Form 8-K filed on September 23, 2004.)

10.5 **	Employment Agreement dated as of September 1, 2007 by and among the Company and Douglas Biles (Incorporated by reference to Form 8-K filed on September 21, 2007.)

10.6

Letter Agreement, dated as of November 22, 2006, between the Company and Jack Huber (Incorporated by reference to the Company’s Annual Report on Form 10-KSB filed with the Commission on April 11, 2007, File No. 000-30095.)

10.7 **	Employment Agreement dated as of September 1, 2007 between the Company and Scott Shemwell (Incorporated by reference to Form 8-K filed on September 21, 2007.)

10.8 **	Consulting Agreement dated as of September 1, 2007 between the Company and Steve Cowper (Incorporated by reference to Form 8-K filed on September 21, 2007.)

10.9

Asset Purchase Agreement, dated as of December 18, 2007, by and among Wescorp Technologies Ltd., FEP Services Inc., Kyle Plante and Norman Plante (Incorporated by reference to Form 8-K filed on December 21, 2007.)

10.10

September 13, 2007 Letter Agreement between the Company and Jack Huber regarding the retirement of certain debt. (Incorporated by reference to the Company’s Annual Report on Form 10-KSB filed with the Commission on May 15, 2008, File No. 000-30095.)

10.11

December 19, 2007 Letter Agreement between the Company and Jack Huber regarding the retirement of certain debt. (Incorporated by reference to the Company’s Annual Report on Form 10-KSB filed with the Commission on May 15, 2008, File No. 000-30095.)

14.1	Code of Ethics (Incorporated by reference to the Company’s Annual Report on Form 10-KSB filed with the Commission on April 11, 2007, File No. 000-30095.)

21.1	Schedule of Subsidiaries of the Company (Incorporated by reference to the Company’s Annual Report on Form 10- KSB filed with the Commission on May 15, 2008, File No. 000-30095.)

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 *	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Filed herewith.

** Management contracts or compensatory plans or arrangements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WESCORP ENERGY INC.
By: /s/ Douglas Biles
Douglas Biles, Chief Executive Officer and Director

Date: April 14, 2009

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Terry Mereniuk
Terry Mereniuk, Chief Financial Officer and Director
(Principal Accounting Officer)

Date: April 14, 2009

By: /s/ John Anderson
John Anderson, Secretary / Treasurer and Director

Date: April 14, 2009

By: /s/ Alfred Comeau
Alfred Comeau, Director

Date: April 14, 2009

By: /s/ Mark Norris
Mark Norris, Director

Date: April 14, 2009

By: /s/ Robert Nicolay
Robert Nicolay, Director

Date: April 14, 2009

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

2.5

Share Purchase Agreement dated as of January 14, 2004 between the Company and Epitihia Trust. (Incorporated by reference to the Company’s Current Report on Form 8-K/A filed with the Commission on May 12, 2004, File No. 000- 30095.)

2.6

Share Purchase Agreement dated as of January 14, 2004 between the Company and Abuelo Trust. (Incorporated by reference to the Company’s Current Report on Form 8-K/A filed with the Commission on May 12, 2004, File No. 000-30095.)

2.7

Share Purchase Option Agreement dated February 10, 2004 between the Company and Olav Ellingsen (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on April 9, 2004, File No. 000- 30095.)

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

10.4	Memorandum of Understanding, dated as of September 21, 2004 between the Company and Ellycrack AS (Incorporated by reference to Form 8-K filed on September 23, 2004.)

10.5 **	Employment Agreement dated as of September 1, 2007 by and among the Company and Douglas Biles (Incorporated by reference to Form 8-K filed on September 21, 2007.)

10.6

Letter Agreement, dated as of November 22, 2006, between the Company and Jack Huber (Incorporated by reference to the Company’s Annual Report on Form 10-KSB filed with the Commission on April 11, 2007, File No. 000-30095.)

10.7 **	Employment Agreement dated as of September 1, 2007 between the Company and Scott Shemwell (Incorporated by reference to Form 8-K filed on September 21, 2007.)

10.8 **	Consulting Agreement dated as of September 1, 2007 between the Company and Steve Cowper (Incorporated by reference to Form 8-K filed on September 21, 2007.)

10.9

Asset Purchase Agreement, dated as of December 18, 2007, by and among Wescorp Technologies Ltd., FEP Services Inc., Kyle Plante and Norman Plante (Incorporated by reference to Form 8-K filed on December 21, 2007.)

10.10

September 13, 2007 Letter Agreement between the Company and Jack Huber regarding the retirement of certain debt. (Incorporated by reference to the Company’s Annual Report on Form 10-KSB filed with the Commission on May 15, 2008, File No. 000-30095.)

10.11

December 19, 2007 Letter Agreement between the Company and Jack Huber regarding the retirement of certain debt. (Incorporated by reference to the Company’s Annual Report on Form 10-KSB filed with the Commission on May 15, 2008, File No. 000-30095.)

14.1	Code of Ethics (Incorporated by reference to the Company’s Annual Report on Form 10-KSB filed with the Commission on April 11, 2007, File No. 000-30095.)

21.1	Schedule of Subsidiaries of the Company (Incorporated by reference to the Company’s Annual Report on Form 10- KSB filed with the Commission on May 15, 2008, File No. 000-30095.)

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 *	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Filed herewith.

** Management contracts or compensatory plans or arrangements.