Form 10-Q
period 2009-03-31
WESCORP ENERGY INC
filed 2009-05-20
CIK 1069489

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended March 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [ ] No [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ____	Accelerated filer ____
Non-accelerated filer ____ (Do not check if a small reporting company)	Small reporting company X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [ ] No [X]

Number of shares outstanding of the registrant's class of common stock as of May 5, 2009 was 90,457,557.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

THIS QUARTERLY REPORT ON FORM 10-Q CONTAINS PREDICTIONS, PROJECTIONS AND OTHER STATEMENTS ABOUT THE FUTURE THAT ARE INTENDED TO BE “FORWARD- LOOKING STATEMENTS” (COLLECTIVELY, “FORWARD-LOOKING STATEMENTS”). FORWARD-LOOKING STATEMENTS INVOLVE RISKS AND UNCERTAINTIES. A NUMBER OF IMPORTANT FACTORS COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE IN THE FORWARD- LOOKING STATEMENTS. IN ASSESSING FORWARD-LOOKING STATEMENTS CONTAINED IN THIS QUARTERLY REPORT ON FORM 10-Q, READERS ARE URGED TO READ CAREFULLY ALL CAUTIONARY STATEMENTS – INCLUDING THOSE CONTAINED IN OTHER SECTIONS OF THIS QUARTERLY REPORT AND OF OUR ANNUAL REPORT ON FORM 10-KSB FOR 2008. AMONG THOSE RISKS AND UNCERTAINTIES ARE THE FOLLOWING RISKS:

  OUR ELECTRONIC FLOW METER TECHNOLOGY MAY NOT REMAIN COMPETITIVE WITHIN OUR CURRENT MARKETS OR WE MAY NOT BE ABLE TO GENERATE SUFFICIENT REVENUE FROM THE TECHNOLOGY TO BECOME PROFITABLE WITHIN THAT DIVISION;
  WE MAY NOT BE ABLE TO SUCCESSFULLY DELIVER FREE-TRADING SHARES TO COMPLETE THE PURCHASE OF THE FLOWSTAR TECHNOLOGY;
  THE ELLYCRACK TECHNOLOGY MAY NOT BE TECHNICALLY EFFECTIVE OR COST EFFECTIVE IN THE MARKETS TARGETED BY MANAGEMENT;
  WE MAY NOT BE ABLE TO ADEQUATELY PROTECT OUR INTELLECTUAL PROPERTY;
  OUR WATER REMEDIATION TECHNOLOGY MAY NOT RECEIVE SUFFICIENT MARKET DEMAND OR BE COMMERCIALLY SUCCESSFUL, OR IT MAY BE REPLACED IN THE MARKET BY A MORE TECHNICALLY ADVANCED PROCESS OR TECHNOLOGY;
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
  OUR NEED FOR ADDITIONAL CAPITAL MAY HARM OUR FINANCIAL CONDITION OR LIMIT OUR ABILITY TO FUND ACQUISITIONS;
  IF ACQUISITIONS ARE COMPLETED, THEY MAY BE UNSUCCESSFUL FOR TECHNICAL, ECONOMIC, OR OTHER REASONS; AND
  THE CURRENT AMERICAN AND WORLD FINANCIAL MARKETS AND CREDIT SITUATION MAY MAKE IT DIFFICULT OR IMPOSSIBLE TO ADEQUATELY FINANCE THE ONGOING CAPITAL AND OPERATING REQUIREMENTS FOR THE COMPANY.

CURRENCIES

All amounts expressed herein are in U.S. dollars unless otherwise indicated.

Wescorp Energy Inc.

REPORT ON FORM 10-Q

FOR THE PERIOD ENDED MARCH 31, 2009

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

WESCORP ENERGY INC.
CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2009	2008
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash	$186,546	$429,171
Accounts receivable, net of allowance for doubtful
accounts of $18,281 and $18,813, respectively	294,591	992,105
Inventories	523,379	621,353
Prepaid expenses	176,251	193,951
TOTAL CURRENT ASSETS	1,180,767	2,236,580

EQUIPMENT, net	673,494	731,335

OTHER ASSETS
Investments	29,592	29,592

TOTAL ASSETS	$1,883,853	$2,997,507

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$2,410,942	$2,770,933
Current portion of notes payable	1,306,099	1,290,550
Agreement payable	2,600,329	2,190,474
Due to related parties	201,397	201,397
Related party note payable	1,924,681	1,924,681
Convertible debenture	2,250,000	2,250,000
Debentures payable	339,163	382,905
TOTAL CURRENT LIABILITIES	11,032,611	11,010,940

NOTES PAYABLE, net of current portion	13,731	16,708

STOCKHOLDERS' DEFICIT
Preferred stock, 50,000,000 shares authorized, $0.0001
par value; no shares issued
Common stock, 250,000,000 shares authorized, $0.0001
par value; 88,752,557and 88,152,557 shares
issued and outstanding, respectively	8,875	8,815
Additional paid-in capital	38,996,288	38,745,266
Deferred compensation	(48,000)	(57,418)
Warrant subscriptions	185,506	166,462
Subscription receivable	(22,500)	(22,500)
Shares issuable	288,664	188,664
Accumulated other comprehensive income	8,937	78,328
Accumulated deficit	(48,580,259)	(47,137,758)
	(9,162,489)	(8,030,141)

TOTAL LIABILITIES AND
STOCKHOLDERS' DEFICIT	$1,883,853	$2,997,507

The accompanying notes are an integral part of these consolidated financial statements.

WESCORP ENERGY INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended March 31,
	2009	2008

REVENUES	$569,599	$925,635

COST OF SALES	368,442	494,321

GROSS PROFIT	201,157	431,314

EXPENSES
Wages and benefits	489,564	645,512
Wages stock based	35,500	14,600
Consulting	152,556	162,871
Research and development	26,801	43,601
Office	122,933	184,125
Advertising and investor relations	52,759	242,106
Travel	46,847	133,420
Legal and accounting	61,800	91,444
Insurance	28,248	37,626
Depreciation and amortization	57,841	72,318
Interest, finance and bank charges	113,888	133,352
Directors fees	15,618	20,342
Interest accreted on financial instruments	-	150,617
TOTAL OPERATING EXPENSES	1,204,355	1,931,934

LOSS FROM OPERATIONS	(1,003,198)	(1,500,620)

OTHER INCOME (EXPENSE)
Penalty for late delivery of shares	(441,855)	(240,514)
Foreign currency translation gain (loss)	2,552	(54,999)
Interest and other income	-	25,140
Gain on disposal of investment	-	37,838
Gain on disposition of assets	-	925
TOTAL OTHER EXPENSE	(439,303)	(231,610)

NET LOSS	$(1,442,501)	$(1,732,230)

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation gain (loss)	(101,391)	107,184
Unrealized gain on adjustment of agreement payable to fair market
value	32,000	16,000
	(69,391)	123,184

COMPREHENSIVE LOSS	$(1,511,892)	$(1,609,046)

BASIC AND DILUTED NET LOSS PER SHARE	$(0.02)	$(0.02)

WEIGHTED AVERAGE NUMBER COMMON SHARES
OUTSTANDING - BASIC AND DILUTED	88,521,447	77,343,993

The accompanying notes are an integral part of these consolidated financial statements.

WESCORP ENERGY INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended March 31,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,442,501)	$(1,732,230)
Adjustments to reconcile net loss
to net cash used in operating activities:
Depreciation and amortization	57,841	72,318
Stock-based compensation	35,500	14,600
Interest accreted on financial instruments	-	150,617
Gain on disposition of assets	-	(925)
Gain on disposal of investment	-	(37,838)
Amortization of deferred share compensation	9,418	26,301
Fair value of common stock issued for services	99,900	-
Penalty for late delivery of shares	441,855	240,514
Changes in operating assets and liabilities:
Accounts receivable	697,514	(164,444)
Inventories	97,974	(92,318)
Prepaid expenses	17,700	(10,344)
Accounts payable and accrued liabilities	(359,991)	369,703
Net cash used in operating activities	(344,790)	(1,164,046)
CASH FLOWS FROM INVESTING ACTIVITIES:
Decrease in short-term investment	-	32,320
Purchase of equipment	-	(57,164)
Proceeds from disposition of investment	-	38,485
Proceeds from disposition of assets	-	925
Net cash used in investing activities	-	14,566
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on notes payable	(5,718)	(18,108)
Proceeds from notes payable	19,610	873,487
Proceeds from debentures payable	-	50,000
Repayments on debentures payable	(39,700)	-
Increase in amounts due to related parties	-	74,972
Proceeds received from exercise of warrants prior to issuing shares	19,044	23,350
Proceeds received from private placement	220,000	-
Private placement issuance costs	(4,318)	-
Net cash provided by financing activities	208,918	1,003,701
Effect of exchange rates	(106,753)	15,399
Net decrease in cash	(242,625)	(130,380)
Cash, beginning of period	429,171	455,872
Cash, end of period	$186,546	$325,492
SUPPLEMENTAL CASH FLOW DISCLOSURES:
Cash paid for:
Interest	$14,892	$55,771
Income taxes	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

WESCORP ENERGY INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
March 31, 2009

NOTE 1 – BASIS OF PRESENTATION

These unaudited interim consolidated financial statements may not include all information and footnotes required by US GAAP for complete financial statement disclosure. However, except as disclosed herein, there have been no material changes in the information contained in the notes to the audited consolidated financial statements for the year ended December 31, 2008, included in the Company’s Form 10-K, which was filed with the Securities and Exchange Commission. These unaudited interim consolidated financial statements should be read in conjunction with the audited financial statements included in the Form 10-K. In the opinion of management, all adjustments considered necessary for fair presentation and consisting solely of normal recurring adjustments have been made. Operating results for the three months ended March 31, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.

NOTE 2 – AGREEMENT PAYABLE

On April 1, 2007, the Company was not able to deliver 800,000 free-trading shares called for under Tranche 2, Stage Three of the purchase agreements to acquire Vasjar Trading Ltd. (“Vasjar”), and thus the Company is required to issue the former Vasjar shareholders an additional 80,000 penalty common shares of the Company, compounded monthly, for each month that the free-trading shares are not delivered resulting in a charge to operations for the fair value of these penalty common shares. The aggregate penalty common shares under this stage resulted in a charge to operations of $441,855 for the three months ended March 31, 2009 ($240,514 for the three months ended March 31, 2008), based on the fair value of the shares. Through March 2009, the Company had recorded an aggregate charge to operations of $2,336,329 to issue an additional 7,079,786 penalty common shares as the free-trading shares associated with Stage Three have not been issued.

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

Included in the balance for the agreement payable at March 31, 2009 is $2,336,329 (December 31, 2008 – $1,894,474) for the fair value of the penalty common shares plus the fair value of the 800,000 shares relating to Tranche 2, Stage Three in the amount of $264,000 (December 31, 2008 – $296,000).

NOTE 3 – OPERATING SEGMENTS

The Company recognizes revenues, operating income, depreciation and amortization expense, total assets and capital expenditures by segment. Interest expense and other income (expense) are not monitored by segment. Summarized information for the Company’s reportable segments is contained in the following tables:

As of and for the three months ended March 31, 2009:

	Gas
	Measurement	Drilling	Corporate	Total
Revenues	$368,724	$200,875	$-	$569,599
Loss from operations	(163,725)	(34,111)	(805,362)	(1,003,198)
Depreciation and amortization	7,773	16,724	33,344	57,841
Total assets	1,096,160	208,073	579,620	1,883,853
Capital expenditures	-	-	-	-

As of and for the three months ended March 31, 2008:

	Gas
	Measurement	Drilling	Corporate	Total
Revenues	$678,991	$246,644	$-	$925,635
Loss from operations	(156,442)	(28,060)	(1,316,118)	(1,500,620)
Depreciation and amortization	14,679	15,154	42,485	72,318
Total assets	1,722,317	426,712	3,090,410	5,239,439
Capital expenditures	11,935	6,469	38,760	57,164

NOTE 4 – SUBSEQUENT EVENT

On May 5, 2009 the Company issued 1,705,000 units at a price of $0.40 per unit pursuant to a private placement. Each unit consists of one common share and one share purchase warrant. One share purchase warrant entitles the holder to purchase one additional common share at a price of $0.60 for a period of 2 years from the date the units are issued. The Company has agreed to pay a commission of 10% in shares upon the final closure of the private placement.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION.

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

In short, our goal is to generate enhanced capital appreciation for our shareholders by continuing to acquire, develop, and commercialize timely effective product solutions or strategic investment opportunities for energy-related applications that generate real returns with above-average cash flow and margins. To this end, we currently have investments in five projects, including: (i) our subsidiary, Flowstar (as defined below); (ii) our joint venture with Ellycrack (as defined below); (iii) our Wescorp NAVIGATOR; (iv) our subsidiary Total Fluid Solutions Inc. (“Total Fluid”); and (v) our subsidiary Raider Chemical Corporation (“Raider”).

Company Background

In 2004 and 2005, the Company recorded its first operating revenue from the acquired operating businesses of Flowstar Technologies Inc. (“Flowstar”), Flowray and their affiliated companies. Flowstar produces advanced natural gas and gas liquids measurement devices based on electronic flow meters and advanced turbine measurement technology. Flowstar devices are self-contained, energy-efficient flow computers with turndown ratios of 40:1 or more for more precise flow measurements and volume calculations that are installed directly to the well-head. Currently, these products carry a one-year warranty and have no right of return. There is no price protection plan in place.

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

On December 18, 2007, Wescorp Technologies Ltd, our wholly-owned subsidiary, executed and closed an Asset Purchase Agreement with FEP Services, Inc. (“FEP”), pursuant to which Wescorp Technologies acquired certain rights to three different water remediation technologies and assets that we used to create two new business units - Total Fluid Solutions Inc. (“Total Fluid”) and Raider Chemical Corporation (“Raider”). (The rights owned by Total Fluid are for North America.) The three technologies address remediating three separate contaminates in oilfield water as the result of the exploration for, and production of, oil and gas, in particular, solids and hydrocarbon:

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

Our sources of revenue now include (a) continued revenues from our subsidiary, Flowstar; (b) revenues from our subsidiary Wescorp Services (Navigator) (c) revenues from our subsidiary, Raider and (d) revenues from our subsidiary, Total Fluid.

Results for 2008 and the first quarter of 2009 were not as strong as anticipated due to the world wide financial situation, and specifically, the sharp downturn in gas drilling and exploration. Performance for Flowstar during the first quarter of 2009 was below average. Wescorp Services (Navigator) is a new business with strong potential for the future, but it may take some time for the sales to ramp-up. The Raider division has shown encouraging sales considering the drilling market has been slow.

Overall, the Company as a whole has yet to reach profitability and during the first quarter ended March 31, 2009, we experienced negative cash flows. If we continue to experience negative cash flows, then we will have to continue to fund our operations by the issuance of new equity and/or the assumption of debt. There can be no assurances that we will be successful in these regards, which would significantly affect our ability to execute our business plan.

Although we are somewhat optimistic regarding our future operations based on our sales for the last three quarters of 2008, additional cash will be required: (i) to fund the purchase of sufficient inventory; (ii) to finance the build-up of trade accounts receivable; and (iii) to fund the ramp-up of our water remediation technologies. Consequently, forecasting our total cash requirement is difficult at this time due to the contingent nature of the timing and volume of sales we expect over that same period.

In the near future, we intend to raise additional capital by selling new equity, or incurring debt, to finance the following:

  The continued expansion of Flowstar operations within our current markets and possibly into the United States;
  The business development and expansion of water and soil remediation technologies (Total Fluid and Raider), ;
  The potential acquisition of possible new technologies and businesses related to our existing strategic business units, with the intent that they would add value to our overall business almost immediately upon closing; and
  Any negative cash flow resulting from operations.

Our current and future opportunities for success depend on, to a great extent, the continued employment of and performance by senior management and key personnel. As we continue to grow, the demands and skill sets of our senior management will change. As needed, new executives will be hired with the skill sets and experience required to enhance those areas which require specialized expertise.

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

Although the Registration Statement covering the shares became effective in January 2008, as of May 12, 2009, we had not delivered the Vasjar shares because we were involved in discussions with the former Vasjar shareholders concerning the possibility of reaching a mutually acceptable agreement regarding the number of free-trading shares for the Company to deliver under Tranche 2, Stage Three. Under the terms of the agreement, without taking into account the Company’s position that the number of shares should be smaller, the former Vasjar shareholders would be entitled to an additional 80,000 Wescorp common shares for each month that the shares are not delivered. Because we were unable to deliver these shares, plus the penalty shares, by October 1, 2007, the former Vasjar shareholders currently have the right to terminate their respective share purchase agreements with us. If they do so, we would no longer own Vasjar or its subsidiary, Quadra, including the intellectual property rights owned by Quadra. With the completion of the acquisition of Vasjar, Wescorp owns, subject to Vasjar’s right to terminate the acquisition agreement, all the proprietary technology originally owned by Flowray (which was subsequently amalgamated with Flowstar) related to the DCR 900 system and other products.

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

Since arriving in Canada, the test rig was reassembled and modified at a fabrication shop in Manitoba to meet Canadian Electrical Code and other standards. Then the unit was moved to a Canadian research center for installation. Upon completion of installation, it is to be subjected to a staged test program. The unit is to be operated under conditions that duplicate those that existed in Norway in order to validate proper operation.

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

Since the beginning of the second quarter of 2008, we have demonstrated our unit to over 100 investors, clients, industry experts, and government officials. It is hoped that these demonstrations will lead to future sales opportunities of the unit. We have signed our first sales order for one unit with options for up to an additional 255 units over the next five years.

Wescorp has had extensive discussions with interested parties regarding a world-wide strategic marketing and distribution alliance for the H2Omaxx technology in the oil and gas sector. A Letter of Intent for a Worldwide Exclusive Licensing Agreement to market and manufacture the H2Omaxx technology was signed with Weatherford International Inc. The parties currently are negotiating an agreement.

Raider Chemical Corporation

Our wholly-owned subsidiary, Raider Chemical Corporation (“Raider”), designs and manufactures specialized chemicals used in the cementing and stimulation services area, within the oil and gas industry. Raider is currently making sales in Canada, and the US.

Operations Summary

Results from Operations – 2009 Compared to 2008

Three Months Ended March 31, 2009 Compared to Three Months Ended March 31, 2008

Revenues

Revenues during the quarter ended March 31, 2009 were $569,599 compared to $925,635 for the quarter ended March 31, 2008, a decrease of $356,036, or 38.5% . This decrease is primarily attributed to the decline in the price of natural gas which has resulted in the customers of Flowstar to either defer or abandon plans to bring new wells into production. Revenues attributable to our wholly-owned subsidiary Flowstar were $368,965 (2008 - $678,991) while revenues of Raider contributed $203,541 (2008 - $246,644). Problems continue to be caused by reductions in well licensing, drilling activities, and capital spending which still plague the Canadian natural gas industry. Based on information published by the Canadian Association of Petroleum Producers, well licensing is down 48% and well completions are down 42% for gas wells in the first quarter of 2009 when compared to the same period for 2008 in the province of Alberta, Canada.

Also contributing to the decrease in revenue is the decline in the Canadian dollar relative to the US dollar. The average exchange rate for the Canadian dollar compared to the US dollar decreased by approximately 19.4% . As virtually all revenue is from sales to customers in Canada, the decrease in the exchange rate had a significant impact on revenue for the three months ended March 31, 2009.

We continue to look for additional product offerings that will further expand our existing product line, and to find new market niches for our existing products. Flowstar has been focusing its sales efforts by identifying applications and markets where its electronic flow measurement systems have advantages over competing products in order to increase its market share in the Canadian natural gas flow measurement market. We also intend to utilize existing client and industry relationships to attract new customers. We believe that these efforts will lead to increases in revenues in the future, but there is no certainty that this will occur.

Cost of Sales

As a percentage of revenues, cost of sales for the quarter ended March 31, 2009 increased to 64.7% versus 53.4% for the quarter ended March 31, 2008. A significant portion of the inventory is purchased from suppliers in the U.S.A. Given the depressed market in the Canadian natural gas industry and the resulting decrease in drilling activity as described above, these costs could not be passed on to our customers. Also, pricing of products was reduced to try to stimulate demand. In addition, a portion of this increase can be attributed to the slightly lower margins achieved in the sale of Raider products versus those margins that are realized on the sale of Flowstar products and having a higher percentage of the sales this quarter being contributed by Raider.

Expenses

Operating expenses for the quarter ended March 31, 2009 were $1,204,355 versus $1,931,934 for the quarter ended March 31, 2008, a decrease of $727,579. The largest decreases in our operating expenses were in advertising and investor relations, interest accreted on financial instruments, and wages and benefits as explained below.

Advertising and investor relations expenses decreased by $189,347 to $52,759 for the quarter ended March 31, 2009 versus $242,106 reported for the quarter ended March 31, 2008. This decrease is a direct result of the contracts for investor relations consulting services in the quarter ended March 31, 2009 were for lower amounts than the contracts that existed during the quarter ended March 31, 2008. In addition, significant costs that were incurred in the first quarter of 2008 for brand imaging and extensive promotion of the Wescorp Navigator and Flowstar product offerings were not incurred in 2009.

To account for the issuance of the Company’s $400,000 non-convertible debentures that include attached warrants in the fourth quarter of the year ended December 31, 2007, a beneficial conversion feature of $100,000 was recorded as a debt discount and will be amortized over the life of the debenture. An additional $12,500 was recorded as a debt discount related to a debenture issued in January 2008. As a result $56,250 in interest accretion related to the debt discount was charged to operations in the quarter ended March 31, 2008. In December 2007, an unsecured note, bearing interest at a rate of 0.0%, in the amount of approximately $2,696,980 (CAD $2,665,000) was issued. The fair value of this note was computed as $2,183,635 using an interest rate of 18.0% which represents the incremental borrowing rate of the Company. This resulted in $513,345 being recorded as a debt discount which will be amortized over the life of the note. During the quarter ended March 31, 2008, amortization of $94,367 related to the debt discount was recorded. No costs for the accretion of interest related to financial instruments was incurred in the quarter ended March 31, 2009 as there were no financial instruments that required amortization of debt discounts outstanding during that period.

Wages and benefits decreased to $489,564 during the quarter ended March 31, 2009 versus $645,512 during the quarter ended March 31, 2008, a decrease of $155,948. As most of the employees are paid in Canadian dollars, the Company realized a significant decrease in payroll costs due to the decrease in the Canadian dollar when compared to the US dollar as described above. Further savings can be attributed to not replacing employees who left the Company and the laying off of employees. In addition, commencing in October 2008 our Chief Financial Officer is no longer receiving any compensation.

Travel expenses during the quarter ended March 31, 2009 decreased by $86,573 versus the quarter ended March 31, 2008, a direct result of reduced marketing of Wescorp Navigator, Wescorp, and Flowstar in international markets and decreased activity in the Ellycrack project. Travel costs for Total Fluid decreased to $10,831 in the quarter ended March 31, 2009 versus the $24,064 incurred in the same period for 2008. As a greater portion of the travel expenses in the current period were incurred in Canadian dollars instead of US dollars, some additional savings were also realized by the reduction in the exchange rate for the Canadian dollar.

Office expenses for the quarter ended March 31, 2009 were $122,933 compared to $184,125 for the quarter ended March 31, 2008. The decrease of $61,192 is a direct result of the decreased cost of rental space for the office in Houston, Texas, decreased spending for the operations of Wescorp Navigator and reductions in cellular telephone charges due to decreases in travel outside of North America. As a greater portion of the office expenses in the current period were incurred in Canadian dollars instead of US dollars some additional savings were also realized by the reduction in the exchange rate for the Canadian dollar.

Legal and accounting costs for the three months ended March 31, 2009 were $61,800, which was a decrease of $29,644 compared to the corresponding period of 2008. The decrease in 2009 is directly related to decreased audit fees and lower legal fees required for compliance with various regulatory filings, and for due diligence work undertaken with respect to potential business acquisitions and other contracts. These decreases were offset by higher costs related to SOX 404 compliance.

We incurred interest, finance and bank charges of $113,888 for the quarter ended March 31, 2009 compared to $133,352 incurred during the quarter ended March 31, 2008. Most of the decrease can be attributed to financing fees of $31,695 being incurred in the three months ended March 31, 2008 with no financing fees being incurred in the quarter ended March 31, 2009. In addition, interest bearing debt at March 31, 2009 was $4,051,183 versus $4,321,931 at March 31, 2008.

Costs for research and development dropped in the quarter ended March 31, 2009 to $26,801 compared to the $43,601 incurred in the quarter ended March 31, 2008. Most of this decrease can be attributed to the reduction in costs associated with modifying the VISCOSITOR to be a 20 to 50 barrel-per-day pilot plant. Two consulting contracts related to this project were terminated in the year ended December 31, 2008 and therefore costs that had been incurred in the quarter ended March 31, 2008 were not incurred in the quarter ended March 31, 2009. With current efforts being concentrated on completing development of the H2Omaxx technology, no resources were committed to the development of the VISCOSITOR in the quarter ended March 31, 2009 while costs incurred in the first quarter of 2008 totaled $168,111. During the quarter ended March 31, 2009, expenditures totaling $41,566 were made on the development of the H2Omaxx technology which were offset by grant funds received in the period. Expenses in the amount of $24,890 to develop the H2Omaxx technology were incurred in the three months ended March 31, 2008 and were offset by the receipt of a grant in the amount of approximately $149,400 (CAD $150,000) to assist in the development of the water remediation technology in Total Fluid into a commercial product.

Depreciation and amortization expense for the quarter ended March 31, 2009 was $57,841 versus $22,654 for the quarter ended March 31, 2008, a decrease of $14,477. This decrease was a direct result of having fully depreciated property and equipment as at December 31, 2008 that were still being utilized by the Company in the first quarter of 2009. The value of property and equipment that was not fully depreciated at March 31, 2008 was higher than at March 31, 2009.

Consulting fees incurred in the current three-month period in the amount of $152,556 were $10,315 lower than the $162,871 incurred in the same period for 2008. This decrease is a direct result of having fewer contracts with consultants in the quarter ended March 31, 2009 when compared to the same period in 2008. The costs associated with the new consulting contracts that did not exist in the first quarter of 2009 were for lower amounts than those that have terminated since March 31, 2008. Included in the costs for consulting in the quarter ended March 31, 2009 was $100,100 for the value of shares issued pursuant to consulting agreements. Only $14,333 in corresponding costs for consulting fees paid with shares were incurred in the quarter ended March 31, 2008.

Insurance expense for the quarter ended March 31, 2009 was $28,248 compared to $37,626 for the quarter ended March 31, 2008. The decrease is due to a reduction in our premium for our comprehensive insurance partially offset by a slight increase in our directors’ and officers’ liability insurance.

In order to strengthen the Board of Directors, the Company decided to compensate outside directors in the form of shares commencing on April 1, 2006. During the quarter ended March 31, 2009, the Company incurred $15,618 in directors’ fees compared to $20,342 for the same period in 2008. The lower costs are a direct result of a slight decrease in the market price of Wescorp shares.

The above decreases were partially offset by an increase in stock-based wages. During the quarter ended March 31, 2009, 100,000 options to purchase common shares pursuant to employment agreements for executive officers vested. In the same period for 2008, 59,524 options to purchase common shares pursuant to employment agreements for executive officers vested. Thus, the Company had an increase of $20,900 in stock-based wages during the three months ended March 31, 2009 to $35,500 compared to the $14,600 incurred during the three months ended March 31, 2008.

Other Income and Expenses

For the quarter ended March 31, 2009, other expenses have increased by $207,693 from the same period in 2008. This increase is the net result of the matters described below.

We were not able to deliver free-trading shares called for under Tranche 2, Stage Three of the agreement to acquire Vasjar, and thus we were required to pay the former Vasjar shareholders an additional 80,000 Wescorp common shares for each month that the shares are not delivered. This resulted in an accrual of $441,855 being recorded for the quarter ended March 31, 2009, (March 31, 2008 - $240,514) which reflects the increase in shares needed to be delivered and the closing trading price of Wescorp shares as at March 31, 2009.

The foreign currency gain of $2,552 for the quarter ended March 31, 2009 is a direct result of the Canadian dollar being slightly weaker than the U.S. dollar at March 31, 2008 when compared to December 31, 2007. Many payables are denominated in Canadian dollars and as that currency weakens exchange gains result when payables are settled. The foreign currency loss of

$54,999 for the quarter ended March 31, 2008 was a direct result of the Canadian dollar being weaker than the U.S. dollar at March 31, 2008 when compared to December 31, 2007. Wescorp had a short-term investment of approximately $1,439,903 denominated in Canadian dollars which decreased in value as the Canadian dollar weakened against the U.S. dollar.

The gain on the disposal of investment for the three months ended March 31, 2008 is the direct result of disposing of 4.5% of the investment in Tarblaster AS.

Interest income for the three months ended March 31, 2008 is directly related to the short-term investment made in June 2007.

The gain on the disposal of assets is the direct result of disposing of assets that were completely depreciated and no longer being utilized by the Company during the quarter ended March 31, 2008.

Net Loss

The net loss for the quarter ended March 31, 2009 of $1,442,501 compared to a net loss of $1,732,230 for 2008 is due to the net effect of the decrease in operating expenses of $727,579 partially offset by decrease in gross profit of $230,157, and an increase in other expenses of $207,693 as set forth above.

Continued Liquidity and Financing of Business Plan

To date, our operations have been funded by a combination of short-term debt and equity financing. Currently, cash on hand, short-term investments and collection of trade accounts receivable are our only existing sources of liquidity. In the event that we do not achieve positive cash flow from operations in 2009, we will be relying on debt and equity financings to provide our Company with sufficient capital to continue our development and operational plans. There can be no assurance that we can continue to grow, which would have a significant effect on the financial condition of our Company and our ability to effectively implement our proposed business plans.

Although we do not have any lending arrangements in place with banking or financial institutions, we intend to seek conventional bank financing for Flowstar once we redeem or effect the conversion of the outstanding short-term convertible debenture to equity as noted herein.

We are also currently in the process of arranging financing for our 2009 operations and investment plan. As part of our overall investment objectives, we intend to acquire and develop one or more additional remediation technologies in 2009. Our total anticipated funding requirement through the end of 2009 is estimated to be approximately three million dollars. We believe that if we are able to obtain this financing, of which there is no assurance, our cash balances will be sufficient to carry on normal operations for the next twelve months plus meet any cash requirements that may be needed for target investments or acquisitions. Any sale of additional equity securities, if undertaken, will result in dilution to our stockholders. There can be no assurance that additional financing, when required, will be available to us or on acceptable terms.

We anticipate that the most likely major purchases of capital assets in the next 12 months will be the expansion of Flowstar operations into the United States, the potential acquisition of one or more new businesses and/or technologies, and the costs of developing and marketing the next in the series of environmental remediation technologies acquired in late 2007. However, there may be some small purchases of office equipment and shop equipment as required.

Off-Balance Sheet Arrangements

We have never entered into any off-balance sheet financing arrangements and have not formed any special purpose entities. We have not guaranteed any debt or commitments of other entities or entered into any options on non-financial assets.

ITEM 4T. CONTROLS AND PROCEDURES

(a) Disclosure Controls and Procedures. An evaluation was carried out under the supervision and with the participation of our management, including our Principal Financial Officer and Principal Executive Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report on Form 10-Q. Disclosure controls and procedures are procedures designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, such as this Form 10-Q, is recorded, processed, summarized and reported, within the time period specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and is communicated to our management, including our Principal Executive Officer and Principal Financial Officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on that evaluation, our Principal Financial Officer and Principal Executive Officer concluded that, as of March 31, 2009, our disclosure controls and procedures are effective to satisfy the objectives for which they are intended.

(b) Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 under the Exchange Act that occurred during the Company’s last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On January 14, 2009, we issued 200,000 units of unregistered common stock, for $0.40 per unit, for total proceeds of $80,000. Each unit consists of one share of common stock and one common stock warrant. One warrant entitles the holder to purchase one additional common share at a price of $0.60 per share at any time until the close of business on January 14, 2011. We will be paying a commission of 10% in shares upon the final closure of the Private Placement. The units were issued to non-US residents outside the United States in reliance upon the exemption from registration under Regulation S of the Securities Act of 1933, as amended. This issuance qualified for exemption from registration because (i) the securities were sold to non-U.S. investors in an offshore transaction (as defined under Regulation S); (ii) the Company did not use any directed selling efforts (as defined under Regulation S) in the United States; (iii) offering restrictions (as defined under Regulation S) were implemented by the Company; and (iv) the investors received and will receive upon execution of any warrant “restricted securities” that include all applicable legends and are subject to resale limitations in accordance with Regulation S.

On March 16, 2009, we issued 100,000 units of unregistered common stock, for $0.40 per unit, for total proceeds of $40,000. Each unit consists of one share of common stock and one common stock warrant. One warrant entitles the holder to purchase one additional common share at a price of $0.60 per share at any time until the close of business on March 16, 2011. We will be paying a commission of 10% in shares upon the final closure of the Private Placement. The units were issued to non-US residents outside the United States in reliance upon the exemption from registration under Regulation S of the Securities Act of 1933, as amended. This issuance qualified for exemption from registration because (i) the securities were sold to non-U.S. investors in an offshore transaction (as defined under Regulation S); (ii) the Company did not use any directed selling efforts (as defined under Regulation S) in the United States; (iii) offering restrictions (as defined under Regulation S) were implemented by the Company; and (iv) the investors received and will receive upon execution of any warrant “restricted securities” that include all applicable legends and are subject to resale limitations in accordance with Regulation S.

During the three months ended March 31, 2009, the Company issued 300,000 shares of common stock valued at $99,900. These shares were issued for consulting fees at values ranging from $0.3285 to $0.342 per share. The shares were issued to the consultants as private transactions under Section 4(2) of the Securities Act.

In February 2009, we received funds for 250,000 units, at a price of $0.40 per unit, for total proceeds of $100,000. Each unit consists of one share of common stock and one common stock warrant. One warrant entitles the holder to purchase one additional common share at a price of $0.60 per share at any time until the second anniversary. The units were issued to non-US residents outside the United States in reliance upon the exemption from registration under Regulation S of the Securities Act of 1933, as amended. This issuance qualified for exemption from registration because (i) the securities were sold to non-U.S. investors in an offshore transaction (as defined under Regulation S); (ii) the Company did not use any directed selling efforts (as defined under Regulation S) in the United States; (iii) offering restrictions (as defined under Regulation S) were implemented by the Company; and (iv) the investors received and will receive upon execution of any warrant “restricted securities” that include all applicable legends and are subject to resale limitations in accordance with Regulation S.

In April 2009, we received funds for 375,000 units, at a price of $0.40 per unit, for total proceeds of $150,000. Each unit consists of one share of common stock and one common stock warrant. One warrant entitles the holder to purchase one additional common share at a price of $0.60 per share at any time until the second anniversary. The units were issued to non-US residents outside the United States in reliance upon the exemption from registration under Regulation S of the Securities Act of 1933, as amended. This issuance qualified for exemption from registration because (i) the securities were sold to non-U.S. investors in an offshore transaction (as defined under Regulation S); (ii) the Company did not use any directed selling efforts (as defined under Regulation S) in the United States; (iii) offering restrictions (as defined under Regulation S) were implemented by the Company; and (iv) the investors received and will receive upon execution of any warrant “restricted securities” that include all applicable legends and are subject to resale limitations in accordance with Regulation S.

Unless otherwise indicated, no commissions were paid for these transactions.

ITEM 5. OTHER INFORMATION

Effective May 14, 2009, Mr. John Anderson announced his resignation as Secretary – Treasurer and as a Director of Wescorp Energy Inc. (the "Company"). His resignation was not due to a disagreement with the Company on any matter relating to the Company's operations, policies, or practices.

ITEM 6. EXHIBITS.

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

3.2	Amended and Restated Bylaws (Incorporated by reference to the Company’s Annual Report on Form 10-K filed with the Commission on April 15, 2009, File No. 000- 30095.)

4.1	Form of Common Stock Purchase Warrant dated March 15, 2005. (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on March 21, 2005, File No. 000- 30095.)

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

4.8	Form of Warrant issued to Non-United States Residents (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on February 20, 2008.)

4.9	Form of Warrant issued to Non-United States Residents (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on May 7, 2009.)

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Wescorp Energy, Inc.

Date: May 15, 2009	By: /s/ Douglas Biles
Douglas Biles
Chief Executive Officer
(Principal Executive Officer)

Date: May 15, 2009	By: /s / Terry Mereniuk

Terry Mereniuk
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit
Number	Description
2.1	Share Purchase and Subscription Agreement dated June 9, 2003 among the Company, 1049265 Alberta Ltd., Flowray, Flowstar, New Millennium Acquisitions Ltd. ("New Millennium") and Gregory Burghardt. (Incorporated by reference to the Company’s Current Report on Form 8-K/A filed with the Commission on May 12, 2004, File No. 000-30095.)

2.2	Share Purchase Agreement dated as of January 14, 2004 between the Company and the Trustee of the Epitihia Trust. (Incorporated by reference to the Company’s Current Report on Form 8-K/A filed with the Commission on May 12, 2004, File No. 000-30095.)

2.3	Share Purchase Agreement dated as of January 14, 2004 between the Company and the Trustee of the Abuelo Trust. (Incorporated by reference to the Company’s Current Report on Form 8-K/A filed with the Commission on May 12, 2004, File No. 000-30095.)

2.4	Share Purchase and Subscription Amending Agreement dated January 14, 2004 among the Company, 1049265 Alberta Ltd., Flowray, Flowstar, New Millennium and Gregory Burghardt. (Incorporated by reference to the Company’s Current Report on Form 8- K/A filed with the Commission on May 12, 2004, File No. 000-30095.)

2.5	Share Purchase Agreement dated as of January 14, 2004 between the Company and Epitihia Trust. (Incorporated by reference to the Company’s Current Report on Form 8-K/A filed with the Commission on May 12, 2004, File No. 000-30095.)

2.6	Share Purchase Agreement dated as of January 14, 2004 between the Company and Abuelo Trust. (Incorporated by reference to the Company’s Current Report on Form 8-K/A filed with the Commission on May 12, 2004, File No. 000-30095.)

2.7	Share Purchase Option Agreement dated February 10, 2004 between the Company and Olav Ellingsen (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on April 9, 2004, File No. 000-30095.)

2.8	Amending Agreement dated as of June 16, 2004 between the Company and the Trustee of the Epitihia Trust. (Incorporated by reference to the Company’s Quarterly Report on Form 10-QSB filed with the Commission on August 26, 2004, File No. 000-30095.)

2.9	Amending Agreement dated as of June 16, 2004 between the Company and the Trustee of the Abuelo Trust. (Incorporated by reference to the Company’s Quarterly Report on Form 10-QSB filed with the Commission on August 26, 2004, File No. 000-30095.)

2.10	Form of Subscription Agreement dated March 15, 2005 by and between Wescorp and the Purchaser named therein. (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on March 21, 2005, File No. 000-30095.)

2.11	Form of Subscription Agreement dated April 28, 2005 between and Wescorp and the Purchaser named therein. (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on April 29, 2005, File No. 000-30095.)

2.12	Form of Subscription Agreement between the Company and the United States Resident Purchaser named therein. (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on December 24, 2006, File No. 000-30095.)

2.13	Form of Subscription Agreement between the Company and the Non-United States Resident Purchaser named therein. (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on December 24, 2006, File No. 000-30095.)

2.14	Purchase Agreement dated March 23, 2007 between the Company and 306538 Alberta Ltd. (Incorporated by reference to the Company’s Current Report on Form 8-k filed with the Commission on March 27, 2007, File No. 000-30095.)

2.15	Agreement and Plan of Merger between the Company and Strategic Decision Sciences, USA, Inc. dated as of September 5, 2007 (Incorporated by reference to Form 8-K filed on September 11, 2007.)

3.1	Restated Articles of Incorporation of the Company filed February 17, 2004. (Incorporated by reference to the Company’s Annual Report on Form 10-KSB/A filed with the Commission on May 13, 2004, File No. 000- 30095.)

3.2	Amended and Restated Bylaws (Incorporated by reference to the Company’s Annual Report on Form 10-K filed with the Commission on April 15, 2009, File No. 000- 30095.)

4.1	Form of Common Stock Purchase Warrant dated March 15, 2005. (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on March 21, 2005, File No. 000- 30095.)

4.2	Certificate for 14% Secured Convertible Debenture dated April 28, 2005 (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on April 29, 2005, File No. 000- 30095.)

4.3	Form of Common Stock Purchase dated April 28, 2005. (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on April 29, 2005, File No. 000-30095.)

4.4	Addendum dated February 6, 2003 to that certain Loan Agreement dated January 28, 2003 between the Company and AHC Holdings Ltd. containing Stock Purchase Warrant (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on April 28, 2003, File No. 000- 30095.)

4.5	Form of Warrant issued to the United States Resident Purchaser named therein. (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on December 24, 2006, File No. 000- 30095.)

4.6	Form of Warrant issued to the Non-United States Resident Purchaser named therein. (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on December 24, 2006, File No. 000- 30095.)

4.7	Form of Debenture Certificate 14% Redeemable Secured Debenture issued to Non-United States Residents (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on February 20, 2008.)

4.8	Form of Warrant issued to Non-United States Residents (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on February 20, 2008.)

4.9	Form of Warrant issued to Non-United States Residents (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on May 7, 2009.)

10.1	Hypothecation Agreement dated as of July 6, 2004 between the Company, the Trustee of the Epitihia Trust and Yearwood & Boyce. (Incorporated by reference to the Company’s Quarterly Report on Form 10-QSB filed with the Commission on August 26, 2004, File No. 000-30095.)

10.2	Hypothecation Agreement dated as of July 6, 2004 between the Company, the Trustee of the Abuelo Trust and Yearwood & Boyce. (Incorporated by reference to the Company’s Quarterly Report on Form 10-QSB filed with the Commission on August 26, 2004, File No. 000-30095.)

10.3	License Agreement dated and effective December 1, 2001 between Flowray and Flowstar Technologies, Inc. (Incorporated by reference to the Company’s Current Report on Form 8-K/A filed with the Commission on May 12, 2004, File No. 000-30095.)

10.4	Memorandum of Understanding, dated as of September 21, 2004 between the Company and Ellycrack AS (Incorporated by reference to Form 8-K filed on September 23, 2004.)

10.5 **	Employment Agreement dated as of September 1, 2007 by and among the Company and Douglas Biles (Incorporated by reference to Form 8-K filed on September 21, 2007.)

10.6	Letter Agreement, dated as of November 22, 2006, between the Company and Jack Huber (Incorporated by reference to the Company’s Annual Report on Form 10-KSB filed with the Commission on April 11, 2007, File No. 000-30095.)

10.7 **	Employment Agreement dated as of September 1, 2007 between the Company and Scott Shemwell (Incorporated by reference to Form 8-K filed on September 21, 2007.)

10.8 **	Consulting Agreement dated as of September 1, 2007 between the Company and Steve Cowper (Incorporated by reference to Form 8-K filed on September 21, 2007.)

10.9	Asset Purchase Agreement, dated as of December 18, 2007, by and among Wescorp Technologies Ltd., FEP Services Inc., Kyle Plante and Norman Plante (Incorporated by reference to Form 8-K filed on December 21, 2007.)

10.10	September 13, 2007 Letter Agreement between the Company and Jack Huber regarding the retirement of certain debt. (Incorporated by reference to the Company’s Annual Report on Form 10-KSB filed with the Commission on May 15, 2008, File No. 000-30095.)

10.11	December 19, 2007 Letter Agreement between the Company and Jack Huber regarding the retirement of certain debt. (Incorporated by reference to the Company’s Annual Report on Form 10-KSB filed with the Commission on May 15, 2008, File No. 000-30095.)

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 *	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.

**	Management contracts or compensatory plans or arrangements.