Form 10-K/A
period 2008-12-31
WESCORP ENERGY INC
filed 2009-06-02
CIK 1069489

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes __ No X

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes __ No X

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer		Accelerated filer
Non-accelerated filer ____	(Do not check if a small reporting company)	Small Reporting Company__X__

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes__ No X

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (this “Amendment”) amends our Annual Report on Form 10-K for the fiscal year ended December 31, 2008, originally filed on April 15, 2009 (the “Original Filing”). The amended portion of the Original Filing is under Part II, Item 8 – Financial Statements and Supplementary Data. This Amendment revises the dollar amount on the lines – “Cash, end of year” and “Cash, paid for Interest” for 2008 under the “Consolidated Statements of Cash Flow”. These revisions are due to two typographical errors, recently discovered by the Company, resulting from the edgarization process.

Also included in this Amendment, pursuant to Rules 12b-15 and 13a-14 under the Exchange Act, is a currently dated certification.

Except as described above, no other changes have been made to the Original Filing. Part IV, Item 15 of the Original Filing has been amended and restated solely to include as exhibits the new certifications required by Rule 13a-14(a) under the Exchange Act. The Amendment continues to provide information as of the same dates as the Original Filing, and we have not updated the disclosures to reflect any events that occurred after the date of the Original Filing.

As used in this document, references to “Wescorp”, “our company”, “the Company”, “we”, “us”, and “our ” refer to Wescorp Energy, Inc. and its wholly-owned subsidiaries.

PART II

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1) and (a)(2) Financial Statements And Financial Statement Schedules

All other schedules are omitted because the required information is not applicable or is not present in amounts sufficient to require submission of the schedule or because the information required is included in the Consolidated Financial Statements and Notes thereto.

(b) Exhibits. The following exhibits are filed with or incorporated by reference into this report on Form 10-K:

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

3.2	Amended and Restated Bylaws. (Incorporated by reference to the Company’s Annual Report on Form 10-K filed with the Commission on April 15, 2009, File No. 000- 30095.)

4.1	Form of Common Stock Purchase Warrant dated March 15, 2005. (Incorporated by reference to the Company’s

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

Date: June 1, 2009

By: /s/ Terry Mereniuk
Terry Mereniuk, Chief Financial Officer and Director (Principal Accounting Officer)

Date: June 1, 2009

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

3.2	Amended and Restated Bylaws. (Incorporated by reference to the Company’s Annual Report on Form 10-K filed with the Commission on April 15, 2009, File No. 000- 30095.)

4.1	Form of Common Stock Purchase Warrant dated March 15, 2005. (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on March 21, 2005, File No. 000- 30095.)

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

WESCORP ENERGY INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(8,259,025)	$(19,178,338)
Adjustments to reconcile net loss
to net cash used in operating activities:
Depreciation and amortization	296,167	95,407
Amortization of technology	-	516,646
Stock-based compensation	952,800	792,500
Common stock issued for registration rights payment	-	424,839
Common stock issued to pay penalties for late delivery of shares	-	964,385
Research and development acquired (Note 16)	-	10,968,821
Interest accreted on financial instruments	604,076	22,323
Write down of other receivables	68,540	-
Gain on disposition of assets	(925)	(14,320)
Gain on disposal of investment	(37,838)	(1,661,815)
Loss on impairment in value of investment	538,186	-
Impairment of technology	-	2,177,970
Fair value of common stock issued for services	402,300	156,219
Gain on forgiveness of debt	(290,000)	-
Amortization of deferred share compensation	44,383	36,032
Changes in operating assets and liabilities:
Restricted cash	-	171,000
Accounts receivable	(291,789)	(4,871)
Inventories	133,059	298,846
Prepaid expenses	80,842	228,471
Accounts payable and accrued liabilities	2,551,015	1,241,558
Net cash used in operating activities	(3,208,209)	(2,764,327)
CASH FLOWS FROM INVESTING ACTIVITIES:
Decrease (increase) in short-term investment	1,472,223	(1,472,223)
Purchase of property and equipment	(166,367)	(229,490)
Proceeds from disposition of investment	38,485	-
Proceeds from disposition of assets	925	15,162
Cash expended on FEP acquisition (net)	-	(131,789)
Net cash used in investing activities	1,345,266	(1,818,340)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on notes payable	(1,591,912)	(412,137)
Proceeds from notes payable	1,205,982	364,343
Proceeds from debentures payable	460,000	2,649,520
Repayments on debentures payable	(488,519)	-
Increase in amounts due to related parties	130,027	285,841
Proceeds received from exercise of warrants prior to issuing shares	89,152	136,097
Proceeds from subscriptions receivable	-	85,000
Proceeds from issuance of common stock	2,090,634	50,000
Proceeds received from private placement	77,664	1,250,000
Private placement issuance costs	(27,962)	(78,271)
Net cash provided by financing activities	1,945,066	4,330,393
Effect of exchange rates	(108,824)	208,913
Net increase (decrease) in cash	(26,701)	(43,361)
Cash, beginning of year	455,872	499,233
Cash, end of year	$429,171	$455,872
SUPPLEMENTAL CASH FLOW DISCLOSURES:
Cash paid for:
Interest	$179,315	$217,505
Income taxes	$-	$-

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

The Company’s year end is December 31. The Company is headquartered in Calgary, Alberta, Canada.

Going Concern

These consolidated financial statements have been prepared under the assumption that the Company will continue on a going concern basis and that it will be able to realize assets and discharge liabilities in the normal course of business. As reported in the accompanying financial statements, the Company has a working capital deficiency of $8,774,360 at December 31, 2008 and has incurred an accumulated deficit of $47,137,758 through December 31, 2008. The Company has changed its focus to acquire, develop, and commercialize technologies that are designed to improve the management, environmental and economic performance of field operations in the oil and gas industries which may, if successful, assist to mitigate the factors which raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability, secured creditor realizations and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue as a going concern.

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

Product Warranties

The Company sells the majority of its products with one-year unconditional repair or replacement warranties. Warranty expense is included in cost of sales. Management does not consider the Company to be at significant risk for warranty claims.

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

In February 2007, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115” (“SFAS No. 159”). SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007 and, as such, the Company adopted the provisions of SFAS 159 as of January 1, 2008. The Company chose not to elect the fair value option to measure its financial assets and liabilities existing at January 1, 2008 that had not been previously carried at fair value, or of financial assets and liabilities it transacted in the year ended December 31, 2008. Therefore, the adoption of SFAS No. 159 had no effect on the Company’s financial statements.

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

NOTE 10 –DEBENTURES PAYABLE

Short-term Convertible

The short-term convertible debenture bears interest at 14% and originally was due to expire on June 30, 2008. During March, 2009, the terms of the debenture were extended (see Note 19). The debenture is secured by the inventories and accounts receivable of Flowstar.

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

AHC and 788691 Alberta Ltd. are private companies beneficially owned and controlled by a director of the Company.

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

Consulting Agreement

The Company has entered into a month-to-month agreement with 788691 Alberta Ltd., under which 788691 Alberta Ltd. provides consulting services to the Company at a rate of $20,000 per month. During the year an agreement was reached with 788691 Alberta Ltd. where it was agreed that the total outstanding balance related to this agreement was $100,000 for which 250,000 units as described above would be issued to settle this balance. On December 19, 2008, 225,000 units were issued. As a result of the Company has recorded a gain on the settlement of debt in the amount of $290,000 in the Statement of Operations to reflect the settlement of consulting fees incurred in prior years. The outstanding balance of $10,000 is reflected in due to related parties.

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

As of December 31, 2008 and 2007, these units had not yet been issued.

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

The Company has uncertain tax and other statutory filing positions for which the possible liability for penalties and interest is not currently reliably estimable by management. Management has considered the likelihood and significance of possible penalties associated with its current and intended filing positions and has determined, based on their assessment, that such penalties, if any, would not be expected to be material.

As the Company has incurred losses since inception there would be no known or anticipated exposure to penalties for income tax liability.

As a result of the implementation of FIN 48, the Company performed a comprehensive review of its portfolio of uncertain tax positions in accordance with recognition standards established by FIN 48. In this regard, an uncertain tax position represents the Company’s expected treatment of a tax position taken in a filed tax return or planned to be taken in a future tax return, that has not been reflected in measuring income tax expense for financial reporting purposes. As a result of this review, the Company did not have any uncertain tax positions that would require additional liabilities or which such classification would be required. The amount of unrecognized tax positions did not change and management does not believe there will be any material changes in its unrecognized tax positions over the next twelve months.

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

NOTE 19 – SUBSEQUENT EVENTS

Short-term Convertible Debenture

During March, 2009, The Company extended the terms and conditions of the short-term convertible debenture (see Note 10) to September 15, 2009. The terms were amended in the extension agreement as follows:

a)	the conversion price of the debenture has been reduced from $0.90 per share to $0.40.
b)	An additional 100,000 share purchase warrants were issued to the debenture holder with an exercise price of $0.40 per share, an expiry date of March 15, 2011.

Private Placement

During the months of February and April 2009, the Company received proceeds of $250,000 related to the subscription for 625,000 units at a price of $0.40 per unit pursuant to a private placement. Each unit consists of one common share and one share purchase warrant. One share purchase warrant entitles the holder to purchase one additional common share at a price of $0.60 for a period of 2 years from the date the units are issued. These units have not been issued as of the filing date of these financial statements.