Form 10-Q
period 2009-06-30
WESCORP ENERGY INC
filed 2009-08-14
CIK 1069489

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2009

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every
Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during
the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [   ]    No [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]		Accelerated filer [ ]
Non-accelerated filer [ ]	(Do not check if a small reporting company)	Small reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [   ]    No [X]

Number of shares outstanding of the registrant's class of common stock as of August 03, 2009 was 90,457,557.

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

Wescorp Energy Inc.

REPORT ON FORM 10-Q

FOR THE PERIOD ENDED JUNE 30, 2009

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

WESCORP ENERGY INC.
CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2009	2008
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash	$96,855	$429,171
Accounts receivable, net of allowance for doubtful
accounts of $31,431 and $18,813, respectively	199,973	992,105
Inventories	504,323	621,353
Prepaid expenses	181,543	193,951
TOTAL CURRENT ASSETS	982,694	2,236,580

EQUIPMENT, net	615,345	731,335

OTHER ASSETS
Investments	29,592	29,592

TOTAL ASSETS	$1,627,631	$2,997,507

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$2,580,933	$2,770,933
Current portion of notes payable	1,304,836	1,290,550
Agreement payable	2,884,199	2,190,474
Due to related parties	201,397	201,397
Related party note payable	1,924,681	1,924,681
Convertible debenture	2,250,000	2,250,000
Debentures payable	290,535	382,905
TOTAL CURRENT LIABILITIES	11,436,581	11,010,940

NOTES PAYABLE, net of current portion	11,124	16,708

STOCKHOLDERS' DEFICIT
Preferred stock, 50,000,000 shares authorized, $0.0001
par value; no shares issued
Common stock, 250,000,000 shares authorized, $0.0001
par value; 90,457,557 and 88,152,557 shares
issued and outstanding, respectively	9,047	8,815
Additional paid-in capital	39,901,554	38,745,266
Deferred compensation	(42,016)	(57,418)
Warrant subscriptions	206,151	166,462
Subscription receivable	(22,500)	(22,500)
Shares issuable	208,664	188,664
Accumulated other comprehensive income	68,588	78,328
Accumulated deficit	(50,149,562)	(47,137,758)
	(9,820,074)	(8,030,141)

TOTAL LIABILITIES AND
STOCKHOLDERS' DEFICIT	$1,627,631	$2,997,507

The accompanying notes are an integral part of these consolidated financial statements.

WESCORP ENERGY INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008

REVENUES	$372,085	$753,544	$941,684	$1,679,179

COST OF SALES	239,053	400,525	607,495	894,846

GROSS PROFIT	133,032	353,019	334,189	784,333

EXPENSES
Wages and benefits	434,647	655,713	924,211	1,301,227
Wages stock based	-	143,000	35,500	157,600
Consulting	58,897	105,101	211,453	267,972
Research and development	54,137	480,089	80,938	523,690
Office	145,472	175,475	268,405	359,600
Advertising and investor relations	86,892	73,119	139,651	315,225
Advertising and investor relations - stock based	226,600	-	226,600	-
Travel	83,830	100,767	130,677	234,187
Legal and accounting	14,943	174,832	76,743	266,276
Insurance	31,074	33,924	59,322	71,550
Depreciation and amortization	58,149	73,288	115,990	145,606
Interest, finance and bank charges	135,248	271,721	249,136	405,073
Directors fees	14,247	18,434	29,865	38,776
Interest accreted on financial instruments	-	147,305	-	297,922
TOTAL OPERATING EXPENSES	1,344,136	2,452,768	2,548,491	4,384,704

LOSS FROM OPERATIONS	(1,211,104)	(2,099,749)	(2,214,302)	(3,600,371)

OTHER INCOME (EXPENSE)
Penalty for late delivery of shares	(327,870)	(272,790)	(769,725)	(513,304)
Foreign currency translation gain (loss)	(37,207)	16,200	(34,655)	(38,799)
Interest and other income	-	22,229	-	47,369
Gain on disposal of investment	-	-	-	37,838
Gain on disposition of assets	6,878	-	6,878	925
TOTAL OTHER EXPENSE	(358,199)	(234,361)	(797,502)	(465,971)

NET LOSS	$(1,569,303)	$(2,334,110)	$(3,011,804)	$(4,066,342)

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation gain (loss)	15,651	(5,401)	(85,740)	101,783
Unrealized gain on adjustment of agreement payable to
fair market value	44,000	24,000	76,000	40,000
	59,651	18,599	(9,740)	141,783

COMPREHENSIVE LOSS	$(1,509,652)	$(2,315,511)	$(3,021,544)	$(3,924,559)

BASIC AND DILUTED NET LOSS PER SHARE	$(0.02)	$(0.03)	$(0.03)	$(0.05)

WEIGHTED AVERAGE NUMBER COMMON SHARES
OUTSTANDING - BASIC AND DILUTED	89,501,788	77,863,223	89,165,155	77,603,607

The accompanying notes are an integral part of these consolidated financial statements.

WESCORP ENERGY INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,011,804)	$(4,066,342)
Adjustments to reconcile net loss
to net cash used in operating activities:
Depreciation and amortization	115,990	145,606
Stock-based compensation	262,100	157,600
Interest accreted on financial instruments	-	297,922
Gain on disposition of assets	(6,878)	(925)
Gain on disposal of investment	-	(37,838)
Amortization of deferred share compensation	15,402	32,285
Fair value of common stock issued for services	99,900	-
Penalty for late delivery of shares	769,725	513,304
Changes in operating assets and liabilities:
Accounts receivable	792,132	196,099
Inventories	117,030	(24,362)
Prepaid expenses	12,408	3,320
Accounts payable and accrued liabilities	(190,000)	924,677
Net cash used in operating activities	(1,023,995)	(1,858,654)
CASH FLOWS FROM INVESTING ACTIVITIES:
Decrease in short-term investment	-	1,472,223
Purchase of equipment	-	(89,065)
Proceeds from disposition of investment	-	38,485
Proceeds from disposition of assets	6,878	18,925
Net cash used in investing activities	6,878	1,440,568
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on notes payable	(13,398)	(1,391,342)
Proceeds from notes payable	19,610	915,157
Proceeds from debentures payable	-	460,000
Repayments on debentures payable	(100,000)	-
Increase in amounts due to related parties	-	149,945
Proceeds received from exercise of warrants prior to issuing shares	39,689	46,910
Proceeds received from private placement	822,000	-
Private placement issuance costs	(7,476)	-
Net cash provided by financing activities	760,425	180,670
Effect of exchange rates	(75,624)	14,984
Net decrease in cash	(332,316)	(222,432)
Cash, beginning of period	429,171	455,872
Cash, end of period	$96,855	$233,440

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Cash paid for:
Interest	$150,141	$125,041
Income taxes	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Shares issued to settle accounts payable	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

WESCORP ENERGY INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
June 30, 2009

NOTE 1 – BASIS OF PRESENTATION

These unaudited interim consolidated financial statements may not include all information and footnotes required by US GAAP for complete financial statement disclosure. However, except as disclosed herein, there have been no material changes in the information contained in the notes to the audited consolidated financial statements for the year ended December 31, 2008, included in the Company’s Form 10-K, which was filed with the Securities and Exchange Commission. These unaudited interim consolidated financial statements should be read in conjunction with the audited financial statements included in the Form 10-K. In the opinion of management, all adjustments considered necessary for fair presentation and consisting solely of normal recurring adjustments have been made. Operating results for the six months ended June 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.

NOTE 2 – AGREEMENT PAYABLE

On April 1, 2007, the Company did not deliver 800,000 free-trading shares called for under Tranche 2, Stage Three of the purchase agreements to acquire Vasjar Trading Ltd. (“Vasjar”), and thus the purchase agreements provide that the Company is required to issue the former Vasjar shareholders an additional 80,000 penalty common shares of the Company, compounded monthly, for each month that the free-trading shares are not delivered resulting in a charge to operations for the fair value of these penalty common shares. The aggregate penalty common shares under this stage resulted in a charge to operations of $769,725 for the six months ended June 30, 2009 ($513,304 for the six months ended June 30, 2008), based on the fair value of the shares. Through June 2009, the Company had recorded an aggregate charge to operations of $2,664,199 to issue an additional 9,687,995 penalty common shares as the free-trading shares associated with Stage Three have not been issued.

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

Included in the balance for the agreement payable at June 30, 2009 is $2,664,199 (December 31, 2008 – $1,894,474) for the fair value of the penalty common shares plus the fair value of the 800,000 shares relating to Tranche 2, Stage Three in the amount of $220,000 (December 31, 2008 – $296,000).

NOTE 3 – OPERATING SEGMENTS

The Company recognizes revenues, operating income, depreciation and amortization expense, total assets and capital expenditures by segment. Interest expense and other income (expense) are not monitored by segment. Summarized information for the Company’s reportable segments is contained in the following tables:

As of and for the three months ended June 30, 2009:

	Gas
	Measurement	Drilling	Corporate	Total
Revenues	$299,047	$73,038	$-	$372,085
Loss from operations	(193,673)	(73,595)	(943,836)	(1,211,104)
Depreciation and amortization	7,523	16,910	33,716	58,149
Total assets	959,288	144,748	523,595	1,627,631
Capital expenditures	-	-	-	-

As of and for the three months ended June 30, 2008:

	Gas
	Measurement	Drilling	Corporate	Total
Revenues	$621,879	$131,665	$-	$753,544
Loss from operations	(139,362)	(42,663)	(1,917,724)	(2,099,749)
Depreciation and amortization	13,730	15,178	44,380	73,288
Total assets	1,577,367	326,128	1,321,182	3,224,677
Capital expenditures	29,036	-	2,865	31,901

As of and for the six months ended June 30, 2009:

	Gas
	Measurement	Drilling	Corporate	Total
Revenues	$667,772	$273,912	$-	$941,684
Loss from operations	(357,398)	(107,706)	(1,749,198)	(2,214,302)
Depreciation and amortization	15,296	33,634	67,060	115,990
Total assets	959,288	144,748	523,595	1,627,631
Capital expenditures	-	-	-	-

As of and for the six months ended June 30, 2008:

	Gas
	Measurement	Drilling	Corporate	Total
Revenues	$1,300,870	$378,309	$-	$1,679,179
Loss from operations	(295,804)	(70,723)	(3,233,844)	(3,600,371)
Depreciation and amortization	28,409	30,332	86,865	145,606
Total assets	1,577,367	326,128	1,321,182	3,224,677
Capital expenditures	40,971	6,469	41,625	89,065

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

Company Background

In 2004 and 2005, the Company recorded its first operating revenue from the acquired operating businesses of Flowstar Technologies Inc. (“Flowstar”), Flowray and their affiliated companies. Flowstar produces advanced natural gas and gas liquids measurement devices based on electronic flow meters and advanced turbine measurement technology. Flowstar devices are self-contained, energy-efficient flow computers with turndown ratios of 40:1 or more for more precise flow measurements and volume calculations that are installed directly to the wellhead. Currently, these products carry a one-year warranty and have no right of return. There is no price protection plan in place.

On September 11, 2007, we effectively completed an Agreement and Plan of Merger (the “Merger Agreement”) with Strategic Decisions Sciences USA Inc. (“SDS”) and Scott Shemwell, who was the sole shareholder of SDS and who is our current Chief Operating Officer. The transaction was structured as a merger of SDS into Wescorp (the “Merger”), with Wescorp remaining as the surviving entity following the Merger. The technology developed by SDS is operating as Wescorp Navigator, a division of Wescorp. It is a Houston-based engineering business focused on providing process-driven consulting services to help oil and gas operators improve the management, economics and environmental performance of field operations. As part of our acquisition of SDS, we acquired its NAVIGATOR Process Management Solution, a collaborative solution that manages the interactions of people, processes and equipment in complex oil and gas field operations. We believe that the Wescorp NAVIGATOR offers powerful, integrated, field operations capability that we intend to use to drive the development, commercialization and management of various aspects of field operations. Specifically, the Wescorp NAVIGATOR can assist operators to manage field complexities, especially in the areas of oil and gas flow measurement and metering, environmental remediation and compliance, enhanced oil recovery, unconventional oil and gas production, and field intelligence, including radio frequency identification (“RFID”) tagging and implementation.

On December 18, 2007, Wescorp Technologies Ltd., our wholly-owned subsidiary, executed and closed an Asset Purchase Agreement with FEP Services, Inc. (“FEP”), pursuant to which Wescorp Technologies acquired certain rights to three different water remediation technologies and assets that we used to create two new business units - Total Fluid Solutions Inc. (“Total Fluid”) and Raider Chemical Corporation (“Raider”). (The rights owned by Total Fluid are for North America.) The three technologies address remediating three separate contaminates in oilfield water as the result of the exploration for, and production of, oil and gas, in particular, solids and hydrocarbon:

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

Results for 2008 and the first six months of 2009 were not as strong as anticipated due to the world wide financial situation, and specifically, the sharp downturn in gas drilling and exploration. Performance for Flowstar during the first six months of 2009 was below average. The Raider division has shown encouraging sales considering the drilling market has been slow. Wescorp Services (Navigator) is a new business with strong potential for the future, but it may take some time for the sales to ramp-up.

Overall, the Company as a whole has yet to reach profitability and during the first six months ended June 30, 2009, we experienced negative cash flows. If we continue to experience negative cash flows, then we will have to continue to fund our operations by the issuance of new equity and/or the assumption of debt. There can be no assurances that we will be successful in these regards, which would significantly affect our ability to execute our business plan.

Although we are somewhat optimistic regarding our future operations, based on our sales for the last three quarters of 2008, additional cash will be required: (i) to fund the purchase of sufficient inventory; (ii) to finance the build-up of trade accounts receivable; and (iii) to fund the ramp-up of our water remediation technologies. Consequently, forecasting our total cash requirement is difficult at this time due to the contingent nature of the timing and volume of sales we expect over that same period.

In the near future, we intend to raise additional capital by selling new equity, or incurring debt, to finance the following:

  The continued expansion of Flowstar operations within our current markets and possibly into the United States;
  The business development and expansion of water and soil remediation technologies (Total Fluid and Raider), ;
  The potential acquisition of possible new technologies and businesses related to one or more of our existing strategic business units, with the intent that they would add value to our overall business almost immediately upon closing; and
  Any negative cash flow resulting from operations.

Our current and future opportunities for success depend on, to a great extent, the continued employment of and performance by a highly qualified and committed group of senior management and key personnel. As we continue to grow and/or develop our business, the demands and skill sets of our senior management may change. We intend to hire, as needed, new executives with the skill sets and experience required to enhance those areas which require specialized expertise.

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

Although the Registration Statement covering the shares became effective in January 2008, as of August 12, 2009, we had not delivered the Vasjar shares because we were involved in discussions with the former Vasjar shareholders concerning the possibility of reaching a mutually acceptable agreement regarding the number of free-trading shares for the Company to deliver under Tranche 2, Stage Three. Under the terms of the agreement, without taking into account the Company’s position that the number of shares should be smaller, the former Vasjar shareholders would be entitled to an additional 80,000 Wescorp common shares for each month that the shares are not delivered. Because we were unable to deliver these shares, plus the penalty shares, by October 1, 2007, the former Vasjar shareholders currently have the right to terminate their respective share purchase agreements with us. If they do so, we would no longer own Vasjar or its subsidiary, Quadra, including the intellectual property rights owned by Quadra. With the completion of the acquisition of Vasjar, Wescorp owns, subject to Vasjar’s right to terminate the acquisition agreement, all the proprietary technology originally owned by Flowray (which was subsequently amalgamated with Flowstar) related to the DCR 900 system and other products.

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

In accordance with the MOU with Ellycrack, Wescorp has worked with Ellycrack on plans to develop a pilot plant. During the third quarter of 2005, we made various improvements to core technology within the Ellycrack process in order to optimize it for the pilot plant and subsequent commercial applications. As a result of those improvements, we scheduled tests for several major energy producers who have requested a demonstration of the Ellycrack process for possible consideration within their field operations as a commercial application. Those improvements and tests were very successful, resulting in a significant increase in the process’ upper limit of API upgrading. In 2005, we hired a major engineering firm to prepare the design for a 50 to 200 barrel-per-day pilot plant utilizing the Ellycrack technology. This design was completed in the first quarter of 2006. We have also hired an engineer who at the appropriate time would serve as project manager for pilot plant fabrication and to oversee Ellycrack-related operations.

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

Acquisition and Business of Strategic Decision Sciences USA Inc.

On September 11, 2007, we acquired SDS, a Houston-based engineering firm focused on providing process-driven consulting and services to help oil and gas operators improve the management, economics and environmental performance of field operations. As part of our acquisition of SDS, we acquired its NAVIGATOR Process Management Solution, a collaborative solution that manages the interactions of people, processes and equipment in complex oil and gas field operations. We believe that the Wescorp NAVIGATOR offers powerful, integrated, field operations capability to drive the development, commercialization and management of various aspects of field operators. Specifically, the Wescorp NAVIGATOR can assist operators to manage field complexities, especially in the areas of oil and gas flow measurement and metering, environmental remediation and compliance, enhanced oil recovery, unconventional oil and gas production, and field intelligence, including radio frequency identification (“RFID”) tagging and implementation.

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

Total Fluid Solutions

Our wholly-owned subsidiary, Total Fluid Solutions Inc. (‘Total Fluid”), owns the world-wide rights to certain oil-water separation technology in the oil and gas field. The Canadian patent rights expire in March 2011. We have filed a provisional patent application for the worldwide oil and gas rights for additional technology in the same area. We also own all of the intellectual property rights for a solids-oil separation technology that is not patented, but is held as a trade secret. With these technologies, we hope to be able to remediate two of the main contaminates (solids, hydrocarbon) in oilfield water as the result of exploration for, and production of, oil and gas. We intend to use these technologies independently or in conjunction with each other or other water remediation technologies in order to address the critical water issues facing the oil and gas industry today.

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

Wescorp has had extensive discussions with interested parties regarding a worldwide strategic marketing and distribution alliance for the H2Omaxx technology in the oil and gas sector. A Letter of Intent for a Worldwide Exclusive Licensing Agreement to market and manufacture the H2Omaxx technology was signed with Weatherford International Inc. The parties currently are negotiating an agreement.

Wescorp has moved its initial H2Omaxx unit to Kansas where it is in operation with an independent oil and gas company that also has ordered a second unit. In addition, Wescorp has received an order for one H2Omaxx unit and one HCXT unit from Western Canadian Oil Sands, Inc. for use in Northern Alberta.

In addition, Wescorp and Cancen Oil Canada Corporation (“Cancen”), an oilfield waste management and processing company based in western Canada, have entered into a 50:50 joint venture agreement. Under the terms of the joint venture agreement a combination of a minimum of 12 H2O Maxx water units and HCXT Solids units will be strategically installed over the next 12 months at Cancen’s facilities to significantly increase efficiency and reduce operating costs. As Cancen expands its operation it will be installing additional units. In addition, the joint venture intends to build additional portable units to provide remote onsite remediation for a number of Cancen’s clients.

Wescorp and Cancen are completing an assessment of Cancen’s facilities, and it is anticipated that by August 23, 2009 Cancen will post a $1,000,000 irrevocable line of credit for the immediate construction of three units to be deployed at Cancen’s facilities.

Under the terms of the agreement, Wescorp will be responsible for providing the intellectual property and technical support. Cancen will be responsible for operating and managing the joint venture and funding the operations, including, but not limited to, the construction and deployment costs of all H2Omaxx and HCXT remediation units.

The joint venture will share in the revenue generated by the use of Wescorp’s H2O Maxx and HCXT units at Cancen’s facilities.

Upon initial operation of the remediation units, the revenue will be split 25:75 (Wescorp: Cancen) until 110% of the construction costs are repaid to Cancen. Thereafter, the revenue will be shared on a 50:50 basis.

Raider Chemical Corporation

Our wholly-owned subsidiary, Raider Chemical Corporation (“Raider”), designs and manufactures specialized chemicals used in the cementing and stimulation services area, within the oil and gas industry. Raider is currently making sales in Canada, and the US and has four new chemicals which are being tested by prospective customers.

Operations Summary

Results from Operations – 2009 Compared to 2008

Three Months Ended June 30, 2009 Compared to Three Months Ended June 30, 2008

Revenues

Revenues during the quarter ended June 30, 2009 were $372,085, compared to $753,544 for the quarter ended June 30, 2008, a decrease of 381,459, or 102.5% . Revenues attributable to our wholly-owned subsidiary Flowstar were $299,047 (2008 - $621,879) while revenues of Raider contributed $73,038 (2008 - $131,665). This decrease is primarily attributed to the decline in the price of natural gas which has resulted in the customers of Flowstar and Raider to either defer or abandon plans to bring new wells into production. Problems continue to be caused by reductions in well licensing, drilling activities, and capital spending which still plague the Canadian natural gas industry. Based on information published by the Canadian Association of Petroleum Producers, well licensing is down 49.5% and well completions are down 58.9% for gas wells in the quarter ended June 30, 2009 when compared to the same period for 2008 in the province of Alberta, Canada.

Also contributing to the decrease in revenue is the decline in the Canadian dollar relative to the US dollar. The average exchange rate for the Canadian dollar compared to the US dollar decreased by approximately 13.3% for the 2009 second quarter as compared with the same period of 2008. As virtually all revenue is from sales to customers in Canada, the decrease in the exchange rate had a significant impact on revenue for the six months ended June 30, 2009.

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

Cost of Sales

As a percentage of revenues, cost of sales for the quarter ended June 30, 2009 increased to 64.2% versus 53.2% for the quarter ended June 30, 2008. A significant portion of the inventory is purchased from suppliers in the U.S.A., and the cost of these goods has been higher when compared to the prior year due to the change in the exchange rate as described above. In addition, one of our major suppliers has increased the cost of its products significantly. Given the depressed market in the Canadian natural gas industry and the resulting decrease in drilling activity as described above, these costs could not be passed on to our customers. Also, pricing of products was reduced to try to stimulate demand. In addition, a portion of this increase can be attributed to the slightly lower margins achieved in the sale of Raider products versus those margins that are realized on the sale of Flowstar products and having a higher percentage of the sales this quarter being contributed by Raider.

Expenses

Operating expenses for the quarter ended June 30, 2009 were $1,344,136 versus $2,452,768 for the quarter ended June 30, 2008, a decrease of $1,108,632. The largest decreases in our operating expenses were in research and development, wages and benefits, legal and accounting, interest accreted on financial instruments, wages – stock based, interest, finance and bank charges, and consulting as explained below.

Costs for research and development dropped in the quarter ended June 30, 2009 to $54,137 compared to the $480,089 incurred in the quarter ended June 30, 2008. Most of this decrease can be attributed to a reduction in the costs incurred to develop the H2Omaxx technology of Total Fluid. Expenditures, net of grant funds received, on developing this technology were only $52,476 for the three months ended June 30, 2009 while net costs of $365,157 were incurred in the corresponding period in 2008. In addition there was a reduction in costs associated with modifying the VISCOSITOR to be a 20 to 50 barrel-per-day pilot plant. With current efforts being concentrated on completing development of the H2Omaxx technology, no resources were committed to the development of the VISCOSITOR in the quarter ended June 30, 2009, for which costs incurred in the second quarter of 2008 totaled $106,207. Two consulting contracts related to this project were terminated in the year ended December 31, 2008 and therefore costs that had been incurred in the quarter ended June 30, 2008 were not incurred in the quarter ended June 30, 2009.

Wages and benefits decreased to $434,647 during the quarter ended June 30, 2009 versus $655,713 during the quarter ended June 30, 2008, a decrease of $221,066. As most of the employees are paid in Canadian dollars, the Company realized a significant decrease in payroll costs due to the decrease in the Canadian dollar when compared to the US dollar as described above. Further savings can be attributed to not replacing employees who left the Company and the laying off of employees. In addition, commencing in October 2008 our Chief Financial Officer, who resigned in August 2009, was no longer receiving any compensation.

During the quarter ended June 30, 2008, 514,103 options to purchase common shares pursuant to employment agreements for executive officers vested and were valued at $143,000. In the same period for 2009 no options to purchase common shares pursuant to employment agreements for executive officers vested. Thus, the Company had a decrease of $143,000 in stock-based wages during the three months ended June 30, 2009 compared to the three months ended June 30, 2008.

Legal and accounting costs for the three months ended June 30, 2009 were $14,943, which was a decrease of $159,889 compared to the corresponding period of 2008. The decrease in 2009 is directly related to decreased audit fees and lower legal fees required for compliance with various regulatory filings, and for due diligence work undertaken with respect to potential business acquisitions and other contracts.

To account for the issuance of the Company’s $400,000 non-convertible debentures that include attached warrants in the fourth quarter of the year ended December 31, 2007, a beneficial conversion feature of $100,000 was recorded as a debt discount and was amortized over the life of the debenture. An additional $109,465 was recorded as a debt discount related to debentures issued in 2008. As a result $64,110 in interest accretion related to the debt discount was charged to operations in the three months ended June 30, 2008. In December 2007, an unsecured note (“FEP Note”), bearing interest at a rate of 0.0%, in the amount of approximately $2,696,980 (CAD $2,665,000) was issued. The fair value of this note was computed as $2,183,635 using an imputed interest rate of 18.0% which was assumed to represent the incremental borrowing rate of the Company. This resulted in $513,345 being recorded as a debt discount which will be amortized over the life of the note. During the quarter ended June 30, 2008, amortization of $83,195 related to the debt discount on the note was recorded. Total costs for the accretion of interest related to financial instruments incurred in the quarter ended June 30, 2008 was $147,305 while no costs were incurred in the quarter ended June 30, 2009 as there were no financial instruments that required amortization of debt discounts outstanding during that period.

We incurred interest, finance and bank charges of $135,248 for the quarter ended June 30, 2009 compared to $271,721 incurred during the quarter ended June 30, 2008. Most of the decrease can be attributed to the reduction in interest-bearing debt from $4,827,802 at June 30, 2008 to $3,994,875 at June 30, 2009. In addition, financing fees of $25,192 were incurred in the three months ended June 30, 2009 versus the $40,000 incurred in the quarter ended June 30, 2008.

Consulting fees incurred in the quarter ended June 30, 2009 in the amount of $58,897 were $46,204 lower than the $105,101 incurred in the same period for 2008. This decrease is a direct result of having fewer contracts with consultants in the three months ended June 30, 2009 when compared to the same period in 2008. The costs associated with the new consulting contracts that did not exist in the second quarter of 2008 were for lower amounts than those that have terminated since June 30, 2008.

Office expenses for the quarter ended June 30, 2009 were $145,472 compared to $175,475 for the quarter ended June 30, 2008. The decrease of $30,003 is a direct result of the decreased cost of rental space for the office in Houston, Texas, and decreased spending for the operations of Wescorp Navigator. As a greater portion of the office expenses in the current period were incurred in Canadian dollars instead of US dollars, some additional savings were also realized by the reduction in the exchange rate for the Canadian dollar.

Travel expenses during the quarter ended June 30, 2009 decreased by $16,937 versus the quarter ended June 30, 2008, a direct result of reduced marketing of Wescorp Navigator, Wescorp, and Flowstar in international markets and decreased activity in the Ellycrack project.

Due to the downturn in the Alberta natural gas market there has been less activity in Flowstar resulting in a corresponding decrease in travel costs for that division. Travel costs for Flowstar decreased to $19,322 in the quarter ended June 30, 2009 versus the $34,830 incurred in the same period for 2008. As a greater portion of the travel expenses in the current period were incurred in Canadian dollars instead of US dollars, some additional savings were also realized by the reduction in the exchange rate for the Canadian dollar.

Depreciation and amortization expense for the quarter ended June 30, 2009 was $58,149 versus $73,288 for the quarter ended June 30, 2008, a decrease of $15,139. This decrease was a direct result of having fully depreciated property and equipment as at December 31, 2008 that were still being utilized by the Company in the second quarter of 2009. The value of property and equipment that was not fully depreciated at June 30, 2008 was higher than at June 30, 2009.

In order to strengthen the Board of Directors, the Company decided to compensate outside directors in the form of shares commencing on April 1, 2006. During the quarter ended June 30, 2009, the Company incurred $14,247 in directors’ fees compared to $18,434 for the same period in 2008. The lower costs are a direct result of a slight decrease in the market price of Wescorp shares.

Insurance expense for the quarter ended June 30, 2009 was $31,074 compared to $33,924 for the quarter ended June 30, 2008. The decrease is due to a reduction in our premium for our comprehensive insurance partially offset by a slight increase in our directors’ and officers’ liability insurance.

The above decreases were partially offset by an increase in stock-based advertising and investor relations costs. During the quarter ended June 30, 2009, 600,000 options to purchase common shares pursuant to investor relations agreements vested and were valued at $226,600. In the same period for 2008, no options to purchase common shares pursuant to investor relations agreements vested. Thus, the Company had an increase of $226,600 in stock-based advertising and investor relations costs during the three months ended June 30, 2009 when compared to the three months ended June 30, 2008.

Advertising and investor relations expenses increased by $13,773 to $86,892 for the quarter ended June 30, 2009 versus $73,119 reported for the quarter ended June 30, 2008. This increase is a direct result of the amount reported in the 2008 figures being decreased due to the cancelling, in the second quarter, of an investor relations contract that was entered into in the first quarter of 2008. This resulted in a credit of approximately $30,000 being recorded as a reduction in investor relations fees for the second quarter of 2008. Costs that were incurred in the second quarter of 2009 for promotion of the Wescorp Navigator, Flowstar, and Total Fluid product offerings were less than those incurred in the same period of 2008.

Other Income and Expenses

For the quarter ended June 30, 2009, other expenses have increased by $123,838 from the same period in 2008.

We did not deliver free-trading shares called for under Tranche 2, Stage Three of the agreement to acquire Vasjar. Under the terms of the agreement we are required to pay the former Vasjar shareholders an additional 2,608,209 Wescorp common shares for the three months ended June 30, 2009. This resulted in an accrual of $327,870 being recorded for the quarter ended June 30, 2009, (June 30, 2008 - $272,790) which reflects the increase in shares needed to be delivered and the closing trading price of Wescorp shares as at June 30, 2009.

The foreign currency loss of $37,207 for the quarter ended June 30, 2009 is a direct result of the Canadian dollar being slightly stronger than the U.S. dollar at June 30, 2009 when compared to March 31, 2009. Many payables are denominated in Canadian dollars and as that currency strengthens exchange losses result when payables are settled. The foreign currency gain of $16,200 for the quarter ended June 30, 2008 was a direct result of the stronger Canadian dollar on Wescorp’s short-tem investment of approximately $1,478,400 denominated in Canadian dollars which increased in value as the Canadian dollar strengthened against the U.S. dollar. The gain in the quarter ended June 30, 2008 was partially offset by the effect of the stronger Canadian dollar on the Company’s payables denominated in Canadian dollars.

Interest income for the three months ended June 30, 2008 is directly related to the short-term investment made in June 2007. This short-term investment was redeemed in June of 2008; therefore no corresponding interest income was earned in the same period for 2009.

The gain on the disposal of assets is the direct result of disposing of assets that were completely depreciated and no longer being utilized by the Company during the quarter ended June 30, 2009.

Net Loss

The net loss for the quarter ended June 30, 2009 of $1,569,303 compared to a net loss of $2,334,110 for 2008 is due to the net effect of the decrease in operating expenses of $1,108,632, partially offset by the decrease in gross profit of $219,987 and an increase of $123,838 in other expenses, as explained above.

Six Months Ended June 30, 2009 Compared to Six Months Ended June 30, 2008

Revenues

Revenues during the six months ended June 30, 2009 were $941,684 compared to $1,679,179 for the six months ended June 30, 2008, a decrease of $737,495, or 43.9% . Revenues attributable to our wholly-owned subsidiary Flowstar were $667,772 (2008 - $1,300,870) while revenues of Raider contributed $273,912 (2008 - $378,309). This decrease is primarily attributed to the decline in the price of natural gas which has resulted in the customers of Flowstar to either defer or abandon plans to bring new wells into production. Problems continue to be caused by reductions in well licensing, drilling activities, and capital spending which still plague the Canadian natural gas industry. Based on information published by the Canadian Association of Petroleum Producers, well licensing is down 49.0% and well completions are down 43.3% for gas wells in the first six months of 2009 when compared to the same period for 2008 in the province of Alberta, Canada.

Also contributing to the decrease in revenue is the decline in the Canadian dollar relative to the US dollar. The average exchange rate for the Canadian dollar compared to the US dollar decreased by approximately 16.3% for the six months ended June 30, 2009 as compared with the same period of the prior year. As virtually all revenue is from sales to customers in Canada, the decrease in the exchange rate had a significant impact on revenue for the six months ended June 30, 2009.

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

Cost of Sales

As a percentage of revenues, cost of sales for the six months ended June 30, 2009 increased to 64.5% versus 53.3% for the six months ended June 30, 2008. A significant portion of the inventory is purchased from suppliers in the U.S.A., and the cost of these goods has been higher when compared to the prior year due to the change in the exchange rate as described above. In addition, one of our major suppliers has increased the cost of its products significantly. Given the depressed market in the Canadian natural gas industry and the resulting decrease in drilling activity as described above, these costs could not be passed on to our customers. Also, pricing of products was reduced to try to stimulate demand. In addition, a portion of this increase can be attributed to the slightly lower margins achieved in the sale of Raider products versus those margins that are realized on the sale of Flowstar products and having a higher percentage of the sales in this six-month period being contributed by Raider.

Expenses

Operating expenses for the six months ended June 30, 2009 were $2,548,491 versus $4,384,704 for the six months ended June 30, 2008, a decrease of $1,836,213. The largest decreases in our operating expenses were in research and development, wages and benefits, interest accreted on financial instruments, legal and accounting, advertising and investor relations, interest, finance and bank charges, stock-based wages, travel, office, and consulting as explained below.

Costs for research and development dropped in the six months ended June 30, 2009 to $80,938 compared to the $523,690 incurred in the six months ended June 30, 2008. Most of this decrease can be attributed to a reduction in the costs incurred to develop the H2Omaxx technology of Total Fluid. Expenditures, net of grant funds received, on developing this technology were only $84,384 for the six months ended June 30, 2009 while net costs of $240,648 were incurred in the corresponding period in 2008. In addition there was a reduction in costs associated with modifying the VISCOSITOR to be a 20 to 50 barrel-per-day pilot plant. With current efforts being concentrated on completing development of the H2Omaxx technology, no resources were committed to the development of the VISCOSITOR in the six months ended June 30, 2009 while costs incurred in the six months ended June 30, 2008 totaled $267,225. Two consulting contracts related to this project were terminated in the year ended December 31, 2008 and therefore costs that had been incurred in the six months ended June 30, 2008 were not incurred in the six months ended June 30, 2009.

Wages and benefits decreased to $924,211 during the six months ended June 30, 2009 versus $1,301,227 during the six months ended June 30, 2008, a decrease of $377,016. As most of the employees are paid in Canadian dollars, the Company realized a significant decrease in payroll costs due to the decrease in the Canadian dollar when compared to the US dollar as described above. Further savings can be attributed to not replacing employees who left the Company and the laying off of employees. In addition, commencing in October 2008 our Chief Financial Officer, who resigned in August 2009, is no longer receiving any compensation.

To account for the issuance of the Company’s $400,000 non-convertible debentures that include attached warrants in the fourth quarter of the year ended December 31, 2007, a beneficial conversion feature of $100,000 was recorded as a debt discount and was amortized over the life of the debenture. An additional $109,465 was recorded as a debt discount related to debentures issued in 2008. As a result $120,360 in interest accretion related to the debt discount was charged to operations in the six months ended June 30, 2008. In December 2007, an unsecured note (“FEP Note”), bearing interest at a rate of 0.0%, in the amount of approximately $2,696,980 (CAD $2,665,000) was issued. The fair value of this note was computed as $2,183,635 using an imputed interest rate of 18.0% which was assumed to represent the incremental borrowing rate of the Company. This resulted in $513,345 being recorded as a debt discount which will be amortized over the life of the note. During the six months ended June 30, 2008, amortization of $177,562 related to the debt discount on the note was recorded. Total costs for the accretion of interest related to financial instruments incurred in the six months ended June 30, 2008 was $297,922 while no costs were incurred in the six months ended June 30, 2009 as there were no financial instruments that required amortization of debt discounts outstanding during that period.

Legal and accounting costs for the six months ended June 30, 2009 were $76,743, which was a decrease of $189,533 compared to the corresponding period of 2008. The decrease in 2009 is directly related to decreased audit fees and lower legal fees required for compliance with various regulatory filings, and for due diligence work undertaken with respect to potential business acquisitions and other contracts. These decreases were offset by partially higher costs related to SOX 404 compliance.

Advertising and investor relations expenses decreased by $175,574 to $139,651 for the six months ended June 30, 2009 versus $315,225 reported for the six months ended June 30, 2008. This decrease is a direct result of significant costs that were incurred in the first six months, particularly in the first quarter, of 2008 for brand imaging and extensive promotion of the Wescorp Navigator and Flowstar product offerings were not incurred in 2009. In addition, the contracts for investor relations consulting services in the six months ended June 30, 2009 were for lower amounts than the contracts that existed during the six months ended June 30, 2008.

We incurred interest, finance and bank charges of $249,136 for the six months ended June 30, 2009 compared to $405,073 incurred during the six months ended June 30, 2008. Most of the decrease can be attributed to the reduction in interest-bearing debt from $4,827,802 at June 30, 2008 to $3,994,875 at June 30, 2009. In addition, financing fees of $25,192 were incurred in the six months ended June 30, 2009 versus the $92,196 incurred in the six months ended June 30, 2008.

During the six months ended June 30, 2009, 100,000 options to purchase common shares pursuant to employment agreements for executive officers vested and were valued at $35,500. In the same period for 2008, 573,627 options to purchase common shares pursuant to employment agreements for executive officers vested and were valued at $157,600. Thus, the Company had a decrease of $122,100 in stock-based wages during the six months ended June 30, 2009 compared to the six months ended June 30, 2008.

Travel expenses during the six months ended June 30, 2009 decreased by $103,510 versus the six months ended June 30, 2008, a direct result of reduced marketing of Wescorp Navigator, Wescorp, and Flowstar in international markets and decreased activity in the Ellycrack project. Travel costs for Total Fluid decreased to $29,740 in the six months ended June 30, 2009 versus the $41,940 incurred in the same period for 2008. Due to the downturn in the Alberta natural gas market, there has been less activity in Flowstar resulting in a corresponding decrease in travel costs for that division. Travel costs for Flowstar decreased to $40,443 in the six months ended June 30, 2009 versus the $56,592 incurred in the same period for 2008. As a greater portion of the travel expenses in the current period were incurred in Canadian dollars instead of US dollars, some additional savings were also realized by the reduction in the exchange rate for the Canadian dollar.

Office expenses for the six months ended June 30, 2009 were $268,405 compared to $359,600 for the six months ended June 30, 2008. The decrease of $91,195 is a direct result of the decreased cost of rental space for the office in Houston, Texas, and decreased spending for the operations of Wescorp Navigator and reductions in cellular telephone charges due to decreases in travel outside of North America. As a greater portion of the office expenses in the current period were incurred in Canadian dollars instead of US dollars some additional savings were also realized by the reduction in the exchange rate for the Canadian dollar.

Consulting fees incurred in the current six month period in the amount of $211,453 were $56,519 lower than the $267,972 incurred in the same period for 2008. This decrease is a direct result of having fewer contracts with consultants in the six months ended June 30, 2009 when compared to the same period in 2008. The costs associated with the new consulting contracts that did not exist in the first six months of 2008 were for lower amounts than those that have terminated since June 30, 2008. Included in the costs for consulting in the six months ended June 30, 2009 was $99,900 for the value of shares issued pursuant to consulting agreements. Only $14,333 in corresponding costs for consulting fees paid with shares were incurred in the six months ended June 30, 2008.

Depreciation and amortization expense for the six months ended June 30, 2009 was $115,990 versus $145,606 for the six months ended June 30, 2008, a decrease of $29,616. This decrease was a direct result of having fully depreciated property and equipment as at December 31, 2008 that were still being utilized by the Company in the first six months of 2009. The value of property and equipment that was not fully depreciated at June 30, 2008 was higher than at June 30, 2009.

Insurance expense for the six months ended June 30, 2009 was $59,322 compared to $71,550 for the six months ended June 30, 2008. The decrease is due to a reduction in our premium for our comprehensive insurance partially offset by a slight increase in our directors’ and officers’ liability insurance.

The above decreases were partially offset by an increase in stock-based advertising and investor relations costs. During the six months ended June 30, 2009, 600,000 options to purchase common shares pursuant to investor relations agreements vested and were valued at $226,600. In the same period for 2008, no options to purchase common shares pursuant to investor relations agreements vested. Thus, the Company had an increase of $226,600 in stock-based advertising and investor relations costs during the six months ended June 30, 2009 when compared to the six months ended June 30, 2008.

Other Income and Expenses

For the six months ended June 30, 2009, other expenses have increased by $331,531 from the same period in 2008. This increase is the net result of the matters described below.

We did not deliver free-trading shares called for under Tranche 2, Stage Three of the agreement to acquire Vasjar. Under the terms of the agreement we are required to pay the former Vasjar shareholders an additional 4,567,795 Wescorp common shares for the six months ended June 30, 2009. This resulted in an accrual of $769,725 being recorded for the six months ended June 30, 2009, (June 30, 2008 - $513,304) which reflects the increase in shares needed to be delivered and the closing trading price of Wescorp shares as at June 30, 2009.

The foreign currency loss of $34,655 for the six months ended June 30, 2009 is a direct result of the Canadian dollar being slightly stronger than the U.S. dollar at June 30, 2009 when compared to December 31, 2008. Many payables are denominated in Canadian dollars and as that currency strengthens exchange losses result when payables are settled. The foreign currency loss of $38,799 for the six months ended June 30, 2008 was a direct result of the Canadian dollar being weaker than the U.S. dollar at June 30, 2008 when compared to December 31, 2007. Wescorp had a short-tem investment, redeemed in June 2008, of approximately $1,478,400 denominated in Canadian dollars which decreased in value as the Canadian dollar weakened against the U.S. dollar. Some of the losses incurred in 2008 were offset, as many payables were denominated in Canadian dollars and as that currency weakened, exchange gains resulted when the payables were settled.

Interest income for the six months ended June 30, 2008 is directly related to the short-term investment made in June 2007. This short-term investment was redeemed in June of 2008; therefore no corresponding interest income was earned in the same period for 2009.

The gain on the disposal of assets is the direct result of disposing of assets that were completely depreciated and no longer being utilized by the Company during the six months ended June 30, 2009.

The gain on the disposal of investment for the six months ended June 30, 2008 is the direct result of disposing of 4.5% of the investment in Tarblaster AS.

Net Loss

The net loss for the six months ended June 30, 2009, of $ $3,011,804 compared to a net loss of $4,066,342 for 2008 is due to the net effect of the decrease in operating expenses of $1,836,213, partially offset by the decrease in gross profit of $450,144 and an increase of $331,531 in other expenses, as explained above.

Continued Liquidity and Financing of Business Plan

To date, our operations have been funded by a combination of short-term debt and equity financing. Currently, cash on hand, and collection of trade accounts receivable are our only existing sources of liquidity. In the event that we do not achieve positive cash flow from operations in 2009, we will be relying on debt and equity financings to provide our Company with sufficient capital to continue our development and operational plans. There can be no assurance that we can continue to grow, which would have a significant effect on the financial condition of our Company and our ability to effectively implement our proposed business plans.

Although we do not have any lending arrangements in place with banking or financial institutions, we intend to seek conventional bank financing for Flowstar once we redeem or effect the conversion of the outstanding short-term convertible debenture to equity as noted herein.

We are also currently in the process of pursuing financing for our 2009 operations and investment plan. Our total anticipated funding requirement through the end of 2009 is estimated to be approximately three million dollars. We believe that if we are able to obtain this financing, of which there is no assurance, our cash balances will be sufficient to carry on normal operations for the next twelve months plus meet any cash requirements that may be needed for target investments or acquisitions. Any sale of additional equity securities, if undertaken, will result in dilution to our stockholders. There can be no assurance that additional financing, when required, will be available to us or on acceptable terms.

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

ITEM 4T. CONTROLS AND PROCEDURES

(a) Disclosure Controls and Procedures. An evaluation was carried out under the supervision and with the participation of our management, including our Principal Financial Officer and Principal Executive Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report on Form 10-Q. Disclosure controls and procedures are procedures designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, such as this Form 10-Q, is recorded, processed, summarized and reported, within the time period specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and is communicated to our management, including our Principal Executive Officer and Principal Financial Officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on that evaluation, our Principal Financial Officer and Principal Executive Officer concluded that, as of June 30, 2009, our disclosure controls and procedures are effective to satisfy the objectives for which they are intended.

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

2.8

Amending Agreement dated as of June 16, 2004 between the Company and the Trustee of the Epitihia Trust. (Incorporated by reference to the Company’s Quarterly Report on Form 10-QSB filed with the Commission on August 26, 2004, File No. 000- 30095.)

2.9

Amending Agreement dated as of June 16, 2004 between the Company and the Trustee of the Abuelo Trust. (Incorporated by reference to the Company’s Quarterly Report on Form 10-QSB filed with the Commission on August 26, 2004, File No. 000- 30095.)

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

Wescorp Energy, Inc.

Date: August 13, 2009	By: /s/ Douglas Biles
Douglas Biles
Chief Executive Officer
(Principal Executive Officer)

Date: August 13, 2009	By: /s / Blaine Miciak
Blaine Miciak
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

2.8

Amending Agreement dated as of June 16, 2004 between the Company and the Trustee of the Epitihia Trust. (Incorporated by reference to the Company’s Quarterly Report on Form 10-QSB filed with the Commission on August 26, 2004, File No. 000- 30095.)

2.9

Amending Agreement dated as of June 16, 2004 between the Company and the Trustee of the Abuelo Trust. (Incorporated by reference to the Company’s Quarterly Report on Form 10-QSB filed with the Commission on August 26, 2004, File No. 000- 30095.)

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