Form 10-Q
period 2009-09-30
WESCORP ENERGY INC
filed 2009-11-20
CIK 1069489

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2009

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

Large accelerated filer ____	Accelerated filer ____
Non-accelerated filer ____ (Do not check if a small reporting	Small reporting company X
company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

Number of shares outstanding of the registrant's class of common stock as of November 12, 2009 was 90,907,557.

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

Wescorp Energy Inc.

REPORT ON FORM 10-Q

FOR THE PERIOD ENDED SEPTEMBER 30, 2009

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

WESCORP ENERGY INC.
CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2009	2008
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash	$64,217	$429,171
Accounts receivable	372,006	992,105
Inventories	407,048	621,353
Prepaid expenses	200,204	193,951
TOTAL CURRENT ASSETS	1,043,475	2,236,580

EQUIPMENT	556,876	731,335

OTHER ASSETS
Investments	29,592	29,592

TOTAL ASSETS	$1,629,943	$2,997,507

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Bank indebtedness	$27,261	$-
Accounts payable and accrued liabilities	2,136,069	2,770,933
Current portion of notes payable	333,678	1,290,550
Agreement payable	3,769,071	2,190,474
Due to related parties	101,397	201,397
Related party note payable	1,924,681	1,924,681
Convertible debenture	-	2,250,000
Debentures payable	303,223	382,905
TOTAL CURRENT LIABILITIES	8,595,380	11,010,940

NOTES PAYABLE, net of current portion	1,546,545	16,708

DUE TO RELATED PARTY, net of current portion	116,877	-

STOCKHOLDERS' DEFICIT
Preferred stock, 50,000,000 shares authorized,
par value; no shares issued
Common stock, 250,000,000 shares authorized, $0.0001
par value; 90,507,557 and 88,152,557 shares
issued and outstanding, respectively	9,052	8,815
Additional paid-in capital	40,483,249	38,745,266
Deferred compensation	(43,217)	(57,418)
Warrant subscriptions	365,386	166,462
Subscription receivable	(22,500)	(22,500)
Shares issuable	1,401,164	188,664
Accumulated other comprehensive income	83,567	78,328
Accumulated deficit	(50,905,560)	(47,137,758)
	(8,628,859)	(8,030,141)

TOTAL LIABILITIES AND
STOCKHOLDERS' DEFICIT	$1,629,943	$2,997,507

The accompanying notes are an integral part of these consolidated financial statements.

WESCORP ENERGY INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008

REVENUES	$639,999	$1,414,976	$1,581,683	$3,094,155

COST OF SALES	429,506	890,732	1,037,001	1,785,578

GROSS PROFIT	210,493	524,244	544,682	1,308,577

EXPENSES
Wages and benefits	394,084	609,115	1,318,299	1,910,342
Wages stock based	161,600	219,600	197,100	377,200
Consulting 3	202,784	169,365	414,237	437,337
Research and development	43,936	271,379	124,874	795,069
Office	137,728	193,836	406,133	553,436
Advertising and investor relations	63,269	226,060	202,920	541,285
Advertising and investor relations - stock based	35,600	-	262,200	-
Travel	85,911	108,520	216,588	342,707
Legal and accounting	97,894	33,743	174,637	300,019
Insurance	30,311	32,408	89,633	103,958
Depreciation and amortization	58,469	73,184	174,459	218,790
Interest, finance and bank charges	107,304	129,682	356,440	425,792
Directors fees	15,186	(50)	45,051	38,726
Interest accreted on financial instruments	108,900	77,273	108,900	484,158
TOTAL OPERATING EXPENSES	1,542,976	2,144,115	4,091,471	6,528,819

LOSS FROM OPERATIONS	(1,332,483)	(1,619,871)	(3,546,789)	(5,220,242)

OTHER INCOME (EXPENSE)
Penalty for late delivery of shares	(888,872)	(248,996)	(1,658,597)	(762,300)
Foreign currency translation gain (loss)	(57,154)	27,142	(91,809)	(11,657)
Interest and other income	-	258	-	47,627
Gain on settlement of debt	1,522,515	-	1,522,515	-
Gain on disposal of investment	-	-	-	37,838
Gain on disposition of assets	-	-	6,878	925
TOTAL OTHER INCOME (EXPENSE)	576,489	(221,596)	(221,013)	(687,567)

NET LOSS	$(755,994)	$(1,841,467)	$(3,767,802)	$(5,907,809)

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation gain (loss)	10,979	9,403	(74,761)	111,186
Unrealized gain on adjustment of agreement payable to
fair market value	4,000	40,000	80,000	80,000
	14,979	49,403	5,239	191,186

COMPREHENSIVE LOSS	$(741,015)	$(1,792,064)	$(3,762,563)	$(5,716,623)

BASIC AND DILUTED NET LOSS PER SHARE	$(0.01)	$(0.02)	$(0.04)	$(0.08)

WEIGHTED AVERAGE NUMBER COMMON SHARES
OUTSTANDING - BASIC AND DILUTED	90,477,666	80,094,865	89,607,465	77,899,828

The accompanying notes are an integral part of these consolidated financial statements.

WESCORP ENERGY INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,767,802)	$(5,907,809)
Adjustments to reconcile net loss
to net cash used in operating activities:
Depreciation and amortization	174,459	218,790
Stock-based compensation	459,300	377,200
Common stock issued to pay penalties for late delivery of shares	-	-
Research and development acquired	-	-
Interest accreted on financial instruments	108,900	484,158
Gain on settlement of debt	(1,522,515)	-
Gain on disposal of investment	-	(37,838)
Gain on disposition of assets	(6,878)	(925)
Amortization of deferred share compensation	21,451	38,334
Fair value of common stock and warrants issued for services	107,150	160,650
Penalty for late delivery of shares	1,658,597	762,300
Changes in operating assets and liabilities:
Restricted cash	-	-
Accounts receivable	620,099	(256,372)
Inventories	214,305	57,751
Work in progress	-	(46,533)
Prepaid expenses	(6,253)	47,754
Accounts payable and accrued liabilities	91,251	1,280,146
Net cash used in operating activities	(1,847,936)	(2,822,394)
CASH FLOWS FROM INVESTING ACTIVITIES:
Decrease in short-term investment	-	1,472,223
Purchase of equipment	-	(155,690)
Proceeds from disposition of investment	-	38,485
Proceeds from disposition of assets	6,878	18,925
Net cash used in investing activities	6,878	1,373,943
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from bank line of credit	27,261	-
Payments on notes payable	(15,378)	(1,475,645)
Proceeds from notes payable	581,710	913,170
Proceeds from debentures payable	-	460,000
Repayments on debentures payable	(100,000)	(336,319)
Increase in amounts due to related parties	16,877	325,027
Proceeds received from exercise of warrants prior to issuing shares	198,924	69,554
Proceeds from issuance of common stock	-	988,000
Proceeds received from private placement	822,000	314,834
Private placement issuance costs	(7,476)	(25,000)
Net cash provided by financing activities	1,523,918	1,233,621
Effect of exchange rates	(47,814)	(68,243)
Net decrease in cash	(364,954)	(283,073)
Cash, beginning of period	429,171	455,872
Cash, end of period	$64,217	$172,799

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Cash paid for:
Interest	$47,578	$184,936
Income taxes	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Shares issued to settle accounts payable	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

WESCORP ENERGY INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
September 30, 2009

NOTE 1 – BASIS OF PRESENTATION

These unaudited interim consolidated financial statements may not include all information and footnotes required by US GAAP for complete financial statement disclosure. However, except as disclosed herein, there have been no material changes in the information contained in the notes to the audited consolidated financial statements for the year ended December 31, 2008, included in the Company’s Form 10-K, which was filed with the Securities and Exchange Commission. These unaudited interim consolidated financial statements should be read in conjunction with the audited financial statements included in the Form 10-K. In the opinion of management, all adjustments considered necessary for fair presentation and consisting solely of normal recurring adjustments have been made. Operating results for the nine months ended September 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.

Recent Accounting Pronouncements

On July 1, 2009, we adopted authoritative guidance issued by the Financial Accounting Standards Board (“FASB”) on business combinations. The guidance retains the fundamental requirements that the acquisition method of accounting (previously referred to as the purchase method of accounting) be used for all business combinations, but requires a number of changes, including changes in the way assets and liabilities are recognized and measured as a result of business combinations. It also requires the capitalization of in-process research and development at fair value and requires the expensing of acquisition-related costs as incurred. We have applied this guidance to business combinations completed since July 1, 2009.

On July 1, 2009, we adopted the authoritative guidance issued by the FASB that changes the accounting and reporting for non-controlling interests. Non-controlling interests are to be reported as a component of equity separate from the parent’s equity, and purchases or sales of equity interests that do not result in a change in control are to be accounted for as equity transactions. In addition, net income attributable to a non-controlling interest is to be included in net income and, upon a loss of control, the interest sold, as well as any interest retained, is to be recorded at fair value with any gain or loss recognized in net income. Adoption of the new guidance did not have a material impact on our financial statements.

On July 1, 2009, we adopted the authoritative guidance on fair value measurement for nonfinancial assets and liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). Adoption of the new guidance did not have a material impact on our financial statements.

In October 2009, the FASB issued authoritative guidance on revenue recognition that will become effective for us beginning July 1, 2010, with earlier adoption permitted. Under the new guidance on arrangements that include software elements, tangible products that have software components that are essential to the functionality of the tangible product will no longer be within the scope of the software revenue recognition guidance, and software-enabled products will now be subject to other relevant revenue recognition guidance. Additionally, the FASB issued authoritative guidance on revenue arrangements with multiple deliverables that are outside the scope of the software revenue recognition guidance. Under the new guidance, when vendor specific objective evidence or third party evidence for deliverables in an arrangement cannot be determined, a best estimate of the selling price is required to separate deliverables and allocate arrangement consideration using the relative selling price method. The new guidance includes new disclosure requirements on how the application of the relative selling price method affects the timing and amount of revenue recognition. We believe adoption of this new guidance will not have a material impact on our financial statements.

In June 2009, the FASB issued authoritative guidance on the consolidation of variable interest entities, which is effective for us beginning July 1, 2010. The new guidance requires revised evaluations of whether entities represent variable interest entities, ongoing assessments of control over such entities, and additional disclosures for variable interests. We believe adoption of this new guidance will not have a material impact on our financial statements.

NOTE 2 – AGREEMENT PAYABLE

On April 1, 2007, the Company was not able to deliver 800,000 free-trading shares called for under Tranche 2, Stage Three of the purchase agreements to acquire Vasjar Trading Ltd. (“Vasjar”), and thus the Company is required to issue the former Vasjar shareholders an additional 80,000 penalty common shares of the Company, compounded monthly, for each month that the free-trading shares are not delivered resulting in a charge to operations for the fair value of these penalty common shares. The aggregate penalty common shares under this stage resulted in a charge to operations of $1,658,597 for the nine months ended September 30, 2009 ($762,300 for the nine months ended September 30, 2008), based on the fair value of the shares. Through September 2009, the Company had recorded an aggregate charge to operations of $3,553,071 to issue an additional 13,159,522 penalty common shares as the free-trading shares associated with Stage Three have not been issued.

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

Included in the balance for the agreement payable at September 30, 2009 is $3,553,071 (December 31, 2008 – $1,894,474) for the fair value of the penalty common shares plus the fair value of the 800,000 shares relating to Tranche 2, Stage Three in the amount of $216,000 (December 31, 2008 – $296,000).

NOTE 3 – OPERATING SEGMENTS

The Company recognizes revenues, operating income, depreciation and amortization expense, total assets and capital expenditures by segment. Interest expense and other income (expense) are not monitored by segment. Summarized information for the Company’s reportable segments is contained in the following tables:

As of and for the three months ended September 30, 2009:

	Gas
	Measurement	Drilling	Corporate	Total
Revenues	$504,521	$135,478	$-	$639,999
Loss from operations	(90,719)	(57,541)	(1,110,323)	(1,258,583)
Depreciation and amortization	7,285	17,097	34,087	58,469
Total assets	1,017,928	129,834	482,181	1,629,943
Capital expenditures	-	-	-	-

As of and for the three months ended September 30, 2008:

	Gas
	Measurement	Drilling	Corporate	Total
Revenues	$1,006,344	$408,632	$-	$$1,414,976
Income (loss) from operations	(92,051)	49,874	(1,577,694)	(1,619,871)
Depreciation and amortization	11,597	16,684	44,903	73,184
Total assets	1,789,588	400,774	1,336,365	3,526,727
Capital expenditures	30,416	36,209	-	66,625

As of and for the nine months ended September 30, 2009:

	Gas
	Measurement	Drilling	Corporate	Total
Revenues	$1,172,293	$409,390	$-	$1,581,683
Loss from operations	(448,117)	(165,247)	(2,859,525)	(3,472,889)
Depreciation and amortization	22,581	50,731	101,147	174,459
Total assets	1,017,928	129,834	482,181	1,629,943
Capital expenditures	-	-	-	-

As of and for the nine months ended September 30, 2008:

	Gas
	Measurement	Drilling	Corporate	Total
Revenues	$2,307,214	$786,941	$-	$$3,094,155
Loss from operations	(387,855)	(20,849)	(4,811,538)	(5,220,242)
Depreciation and amortization	40,006	47,016	131,768	218,790
Total assets	1,789,588	400,774	1,336,365	3,526,727
Capital expenditures	71,387	42,678	41,625	155,690

NOTE 4 – STOCK OPTIONS AND WARRANTS

During the period the Company issued 600,000 warrants valued at $108,900 to debenture holders in exchange for their agreement to extend the due date of their debt instruments to November 16, 2009. These warrants allow the holder to purchase common shares of the Company at a price of $0.40 per share and expire two years from the January 21, 2009.

During the three month period ended September 30, 2009, the Company entered into an investor relations consulting services agreement. As part of this agreement the consultant was granted 500,000 options to purchase common shares of the Company at a price of $0.40 per share. The options expire five years from April 1, 2009. Subject to the agreement being in effect at the vesting dates 125,000 options vest upon the effective date of the agreement, 125,000 options vest on the first anniversary of the effective date of the agreement, 125,000 options vest on the second anniversary of the effective date of the agreement, and 125,000 options vest on the third anniversary of the effective date of the agreement. The options vesting in the three month period ended September 30, 2009 were valued at $35,600.

The valuations of the options and warrants described above was based on a Black-Scholes calculation using a risk free interest rate of 3%, expected dividend yield of nil, and expected stock price volatility of 111%.

NOTE 5 – SETTLEMENT OF DEBENTURE

On September 15, 2009, the Company settled the $2,250,000 convertible debenture in exchange for 4,500,000 common shares of the Company. The fair value of the shares issued was $1,192,500 and as a result there was a gain on the settlement of debt in the amount of $1,057,500. In addition, the convertible debenture holder agreed to waive the balance of accrued interest in the amount of $512,260 in exchange for 2,250,000 warrants of the Company. Each warrant allows the holder to purchase common shares of the Company at a price of $1.00 per share and expire September 15, 2012. The warrants have a fair value of $261,100. As a result of this transaction an additional gain on the settlement of debt in the amount of $251,160 was realized. The valuations of the warrants described above was based on a Black-Scholes calculation using a risk free interest rate of 3%, expected dividend yield of nil, and expected stock price volatility of 111%.

NOTE 6 – AGREEMENT WITH ELLYCRACK AS

On September 16, 2009, the Company and Ellycrack AS restructured the terms of their agreement to develop and commercialize the patented on-site heavy oil upgrading technology. Under the terms of the agreement, Ellycrack AS will have full legal ownership of the VISCOSITOR technology, including its designs, work projects and the 50 barrel-per-day VISCOSITOR test unit that is currently located in western Canada. In return, Ellycrack AS will deliver 725,000 shares of Ellycrack to the Company for and Ellycrack will credit the Company as having satisfied its obligation to Ellycrack. As a result of this agreement, net debt in the amount of $213,855 relating to payables and accrued liabilities was deemed to be paid for nil consideration and resulted in a gain on the settlement of debt.

NOTE 7 – SUBSEQUENT EVENT

We evaluated events occurring between the end of our fiscal quarter, September 30, 2009 and November 20, 2009 when the financial statements were issued. There were no subsequent events that provided additional evidence about conditions that existed at the date of the balance sheet, including the estimates inherent in the process of preparing financial statements.

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

In short, our goal is to generate enhanced capital appreciation for our shareholders by continuing to acquire, develop, and commercialize timely effective product solutions or strategic investment opportunities for energy-related applications that generate real returns with above-average cash flow and margins. To this end, we currently have investments in four projects, including: (i) our subsidiary, Flowstar (as defined below); (ii) our Wescorp NAVIGATOR; (iii) our subsidiary Total Fluid Solutions Inc. (“Total Fluid”); and (iv) our subsidiary Raider Chemical Corporation (“Raider”).

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

Results for 2008 and the first nine months of 2009 were not as strong as anticipated due to the world wide financial situation, and specifically, the sharp downturn in gas drilling and exploration. Performance for Flowstar during the first nine months of 2009 was below average. The Raider division has shown encouraging sales considering the drilling market has been slow. Wescorp Services (Navigator) is a new business with strong potential for the future, but it may take some time for the sales to ramp-up.

Overall, the Company as a whole has yet to reach profitability and during the first nine months ended September 30, 2009, we experienced negative cash flows. If we continue to experience negative cash flows, then we will have to continue to fund our operations by the issuance of new equity and/or the assumption of debt. There can be no assurances that we will be successful in these regards, which would significantly affect our ability to execute our business plan.

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

In the near future, we intend to raise additional capital by selling new equity, or incurring debt, to finance the following:

  The business development and expansion of water and soil remediation technologies (Total Fluid and Raider);
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

On November 22, 2006, we entered into a letter agreement with a third party (the “Third Party Letter Agreement”), pursuant to which we agreed to pay the third party 1,000,000 shares of our common stock to fulfill the Tranche 2, Stage One debt requirements that the third party acquired from the former Vasjar shareholders. These shares were delivered to, and accepted by, the third party on November 22, 2006.

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

Although the Registration Statement covering the shares became effective in January 2008, as of November 12, 2009, we had not delivered the Vasjar shares because we were involved in discussions with the former Vasjar shareholders concerning the possibility of reaching a mutually acceptable agreement regarding the number of free-trading shares for the Company to deliver under Tranche 2, Stage Three. Under the terms of the agreement, without taking into account the Company’s position that the number of shares should be smaller, the former Vasjar shareholders would be entitled to an additional 80,000 Wescorp common shares for each month that the shares are not delivered. Because we were unable to deliver these shares, plus the penalty shares, by October 1, 2007, the former Vasjar shareholders currently have the right to terminate their respective share purchase agreements with us. If they do so, we would no longer own Vasjar or its subsidiary, Quadra, including the intellectual property rights owned by Quadra. With the completion of the acquisition of Vasjar, Wescorp owns, subject to Vasjar’s right to terminate the acquisition agreement, all the proprietary technology originally owned by Flowray (which was subsequently amalgamated with Flowstar) related to the DCR 900 system and other products.

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

On September 16, 2009 Wescorp and Ellycrack AS restructured the terms of their joint agreement to develop and commercialize the patented on-site heavy oil upgrading technology. The new agreement benefits both companies by aiding Ellycrack to secure the required funding, which, if obtained, will rapidly advance extensive testing, development and refinement of a commercialized facility.

Under the terms of the new agreement, Ellycrack has full legal ownership of the VISCOSITOR technology, including its designs, work projects and the 50 barrel-per-day VISCOSITOR test unit that is currently located in western Canada.

In return, Ellycrack AS will deliver 725,000 shares of Ellycrack to Wescorp for nominal consideration and Ellycrack will credit Wescorp as having satisfied its obligation to Ellycrack of approximately $214,000. Wescorp is the largest single shareholder of Ellycrack with ownership of 23.72% on a fully diluted basis. Wescorp also has been granted the option to participate in all future Ellycrack share issuances thus allowing Wescorp to maintain its ownership percentage in Ellycrack AS.

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

In addition, on July 23, 2009, Wescorp and Cancen Oil Canada Corporation (“Cancen”), an oilfield waste management and processing company based in western Canada, signed a letter of intent to enter into a 50:50 joint venture agreement. Under the terms of the letter of intent a combination of a minimum of 12 H2Omaxx water units and HCXT Solids units will be strategically installed over the next 12 months at Cancen’s facilities to significantly increase efficiency and reduce operating costs. As Cancen expands its operation it will be installing additional units. In addition, the joint venture intends to build additional portable units to provide remote onsite remediation for a number of Cancen’s clients.

On September 2, 2009 Cancen posted a $1,000,000 irrevocable line of credit for the immediate construction of three units to be deployed at Cancen’s facilities.

Under the terms of the letter of intent, Wescorp will be responsible for providing the intellectual property and technical support. Cancen will be responsible for operating and managing the joint venture and funding the operations, including, but not limited to, the construction and deployment costs of all H2Omaxx and HCXT remediation units.

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

Operations Summary

Results from Operations – 2009 Compared to 2008

Three Months Ended September 30, 2009 Compared to Three Months Ended September 30, 2008

Revenues

Revenues during the quarter ended September 30, 2009 were $639,999, compared to $1,414,976 for the quarter ended September 30, 2008, a decrease of $774,977, or 54.8% . Revenues attributable to our wholly-owned subsidiary Flowstar were $504,521 (2008 -$1,006,344) while revenues of Raider contributed $135,478 (2008 - $408,632). This decrease is primarily attributed to the decline in the price of natural gas which has resulted in the customers of Flowstar and Raider to either defer or abandon plans to bring new wells into production. Problems continue to be caused by reductions in well licensing, drilling activities, and capital spending which still plague the Canadian natural gas industry. Based on information published by the Canadian Association of Petroleum Producers, well licensing is down 65.4% and well completions are down 74.1% for gas wells in the quarter ended September 30, 2009 when compared to the same period for 2008 in the province of Alberta, Canada.

Also contributing to the decrease in revenue is the decline in the Canadian dollar relative to the US dollar. The average exchange rate of the Canadian dollar for the US dollar decreased by approximately 5.2% in the third quarter of 2009 when compared with the exchange rate for the same period in 2008. As virtually all revenue is from sales to customers in Canada, the decrease in the exchange rate had a detrimental impact on revenue for the three months ended September 30, 2009.

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

Cost of Sales

As a percentage of revenues, cost of sales for the quarter ended September 30, 2009 increased to 67.1% versus 63.0% for the quarter ended September 30, 2008. A significant portion of the inventory is purchased from suppliers in the U.S.A., and the cost of these goods has been higher when compared to the prior year due to the change in the exchange rate as described above. In addition, one of our major suppliers has increased the cost of its products. Given the depressed market in the Canadian natural gas industry and the resulting decrease in drilling activity as described above, these costs could not be passed on to our customers. Also, pricing of products was reduced to try to stimulate demand.

Expenses

Operating expenses for the quarter ended September 30, 2009 were $1,542,976 versus $2,144,115 for the quarter ended September 30, 2008, a decrease of $601,139. The largest decreases in our operating expenses were in research and development, wages and benefits, advertising and investor relations, wages – stock based, office, travel, and interest, finance and bank charges as explained below.

Costs for research and development dropped in the quarter ended September 30, 2009 to $43,936 compared to the $271,379 incurred in the quarter ended September 30, 2008. Most of this decrease can be attributed to a reduction in the costs incurred to develop the H2Omaxx technology of Total Fluid. Expenditures, net of grant funds received, on developing this technology were only $37,992 for the three months ended September 30, 2009 while net costs of $148,705 were incurred in the corresponding period in 2008. In addition there was a reduction in costs associated with modifying the VISCOSITOR to be a 20 to 50 barrel-per-day pilot plant. With current efforts being concentrated on completing development of the H2Omaxx technology, only $5,945 in expenditures were  committed to the development of the VISCOSITOR in the quarter ended September 30, 2009, while costs incurred in the third quarter of 2008 totaled approximately $122,600. Two consulting contracts related to this project were terminated in the year ended December 31, 2008 and therefore costs that had been incurred in the quarter ended September 30, 2008 were not incurred in the quarter ended September 30, 2009.

Wages and benefits decreased to $394,084 during the quarter ended September 30, 2009 versus $609,115 during the quarter ended September 30, 2008, a decrease of $215,031. As most of the employees are paid in Canadian dollars, the Company realized a significant decrease in payroll costs due to the decrease in the Canadian dollar when compared to the US dollar as described above. Further savings can be attributed to not replacing employees who left the Company and the laying off of employees. Our Chief Operating Officer stopped receiving compensation effective August 31, 2009. In addition, commencing in October 2008 our Chief Financial Officer, who resigned in August 2009, was no longer receiving any compensation.

During the quarter ended September 30, 2008, 808,758 options to purchase common shares pursuant to employment agreements for executive officers vested and were valued at $219,600. In the same period for 2009, 400,000 options to purchase common shares pursuant to employment agreements for executive officers vested and were valued at $161,600. Thus, the Company had a decrease of $58,000 in stock-based wages during the three months ended September 30, 2009 compared to the three months ended September 30, 2008.

Advertising and investor relations expenses decreased by $162,791 to $63,269 for the quarter ended September 30, 2009, versus $226,060 reported for the quarter ended September 30, 2008. Most of this decrease is a direct result of issuing shares valued at $128,250 pursuant to consulting contracts for investor relations services in the three months ended September 30, 2008, with no corresponding expense being incurred in the comparable 2009 period. Costs that were incurred in the third quarter of 2009 for promotion of the Wescorp Navigator, Flowstar, and Total Fluid product offerings were less than those incurred in the same period of 2008.

Office expenses for the quarter ended September 30, 2009 were $137,728 compared to $193,836 for the quarter ended September 30, 2008. The decrease of $56,108 is a direct result of the decreased cost of rental space for the office in Houston, Texas, reductions in software license fees and decreased spending for the operations of Wescorp Navigator. As a greater portion of the office expenses in the current period were incurred in Canadian dollars instead of US dollars, some additional savings were also realized by the reduction in the exchange rate for the Canadian dollar.

Travel expenses during the quarter ended September 30, 2009 decreased by $22,609 versus the quarter ended September 30, 2008, a direct result of reduced marketing of Wescorp Navigator, Wescorp, and Flowstar in international markets and decreased activity in the Ellycrack project. Due to the downturn in the Alberta natural gas market there has been less activity in Flowstar resulting in a corresponding decrease in travel costs for that division. Travel costs for Flowstar decreased to $14,565 in the quarter ended September 30, 2009 versus the $38,047 incurred in the same period for 2008. As a greater portion of the travel expenses in the current period were incurred in Canadian dollars instead of US dollars, some additional savings were also realized by the reduction in the exchange rate for the Canadian dollar. These savings were offset by an increase in travel expenses for Total Fluid in the amount of $25,780 in the quarter ended September 30, 2009, versus the same period for 2008. These costs were required in order to set up the H2Omaxx unit in Kansas and to ensure it was operating adequately.

We incurred interest, finance and bank charges of $107,304 for the quarter ended September 30, 2009 compared to $129,682 incurred during the quarter ended September 30, 2008. Most of the decrease can be attributed to the fact no financing fees were incurred in the three months ended September 30, 2009 versus the $25,000 incurred in the quarter ended September 30, 2008. In addition there was a reduction in interest-bearing debt from $5,417,305 at September 30, 2008, to $3,994,875 at September 30, 2009.

Depreciation and amortization expense for the quarter ended September 30, 2009 was $58,469 versus $73,184 for the quarter ended September 30, 2008, a decrease of $14,715. This decrease was a direct result of having fully depreciated property and equipment as at December 31, 2008 that were still being utilized by the Company in the third quarter of 2009. The value of property and equipment that was not fully depreciated at September 30, 2008 was higher than at September 30, 2009.

Insurance expense for the quarter ended September 30, 2009 was $30,311 compared to $32,408 for the quarter ended September 30, 2008. The decrease is due to a reduction in our premium for our comprehensive insurance partially offset by a slight increase in our directors’ and officers’ liability insurance.

The above decreases were partially offset by an increase in legal and accounting, stock-based advertising and investor relations, consulting, directors’ fees, and interest accreted on financial instruments.

Legal and accounting costs for the three months ended September 30, 2009 were $97,894, which was an increase of $64,151 compared to the corresponding period of 2008. The increase in the current period is directly related to a significantly higher accrual for the estimated 2009 audit fees. This increase was offset by lower legal fees required for compliance with various regulatory filings, and for due diligence work undertaken with respect to potential business acquisitions and other contracts.

During the quarter ended September 30, 2009, 125,000 options to purchase common shares pursuant to investor relations agreements vested and were valued at $35,600. In the same period for 2008, no options to purchase common shares pursuant to investor relations agreements vested. Thus, the Company had an increase of $35,600 in stock-based advertising and investor relations costs during the three months ended September 30, 2009 when compared to the three months ended September 30, 2008.

Consulting fees incurred in the quarter ended September 30, 2009 in the amount of $202,784 were $33,419 higher than the $169,365 incurred in the same period for 2008. This increase is a direct result of the exercise of cashless warrants issued for consulting services that were valued at $136,850 during the three months ended September 30, 2009. No similar transactions were incurred in the same period for 2008. This increase was partially offset by having fewer contracts with consultants in the three months ended September 30, 2009, when compared to the same period in 2008. The costs associated with the new consulting contracts entered into since September 30, 2008, were for lower amounts than those that have terminated since September 30, 2008.

The Company decided to compensate outside directors in the form of shares commencing on April 1, 2006. During the three months ended September 30, 2008, one of the outside directors for the Company resigned and forfeited any right to the shares that were to be issued to him. As a result, directors’ fees accrued in the first six months of 2008 for shares not yet issued were reversed in the quarter ended September 30, 2008. Accordingly, directors’ fees incurred in the three months ended September 30, 2008 reflected this reversal and resulted in a credit of $50 being charged to operations compared to $15,186 being charged to operations for the same period in 2009.

To account for the issuance of the Company’s $400,000 non-convertible debentures that include attached warrants in the fourth quarter of the year ended December 31, 2007, a beneficial conversion feature of $100,000 was recorded as a debt discount and was amortized over the life of the debenture. An additional $109,465 was recorded as a debt discount related to debentures issued in 2008. As a result $48,482 in interest accretion related to the debt discount was charged to operations in the three months ended September 30, 2008. In December 2007, an unsecured note (“FEP Note”), bearing interest at a rate of 0.0%, in the amount of approximately $2,696,980 (CAD $2,665,000) was issued. The fair value of this note was computed as $2,183,635 using an imputed interest rate of 18.0% which was assumed to represent the incremental borrowing rate of the Company. This resulted in $513,345 being recorded as a debt discount which will be amortized over the life of the note. During the quarter ended September 30, 2008, amortization of $28,791 related to the debt discount on the note was recorded. Total costs for the accretion of interest related to financial instruments incurred in the quarter ended September 30, 2008 was $77,273. During the quarter ended September 30, 2009, 600,000 new warrants valued at $108,900 were issued to debenture holders in exchange for their agreement to extend the due date of their debt instruments. This amount was charged to operations for the quarter ended September 30, 2009.

Other Income and Expenses

For the quarter ended September 30, 2009, other expenses have decreased by $798,085 from the same period in 2008. This decrease is the net result of the matters described below.

We did not deliver free-trading shares called for under Tranche 2, Stage Three of the agreement to acquire Vasjar. Under the terms of the agreement we are required to pay the former Vasjar shareholders an additional 3,471,526 Wescorp common shares for the three months ended September 30, 2009. This resulted in an accrual of $888,872 being recorded for the quarter ended September 30, 2009, (September 30, 2008 - $248,996) which reflects the increase in shares needed to be delivered and the closing trading price of Wescorp shares as at September 30, 2009.

The foreign currency loss of $57,154 for the quarter ended September 30, 2009 is a direct result of the Canadian dollar being slightly stronger than the U.S. dollar at September 30, 2009 when compared to June 30, 2009. Many payables are denominated in Canadian dollars and as that currency strengthens exchange losses result when payables are settled. The foreign currency gain of $27,142 for the quarter ended September 30, 2008 was a direct result of the Canadian dollar being slightly weaker than the U.S. dollar at September 30, 2008 when compared to June 30, 2008. Many of Wescorp’s payables are denominated in Canadian dollars and as that currency weakens exchange gains result when those payables are settled.

The gain on the settlement of debt in the amount of $1,522,515 incurred in the three months ended September 30, 2009, is the result of two transactions. On September 16, 2009, a settlement agreement was reached with Ellycrack A/S. As part of this agreement net debt in the amount of $213,855 relating to payables and accrued liabilities was deemed to be paid for nil consideration and resulted in a gain on the settlement of debt. On September 15, 2009, the Company settled the $2,250,000 principal balance of a debenture in exchange for 4,500,000 common shares of the Company. At the date of this transaction the closing market price of these shares was $0.265 per share. The value of the shares at the settlement date was $1,192,500 and as a result a gain on the settlement of debt in the amount of $1,057,500 was realized during the period. In addition, the accrued interest on the $2,250,000 debenture in the amount of $512,260 was forgiven in exchange for 2,250,000 warrants which were valued at $261,100 which resulted in a gain of the settlement of debt in the amount of $251,160. No similar transactions were incurred in the three months ended September 30, 2008.

Net Loss

The net loss for the quarter ended September 30, 2009 of $755,994 compared to a net loss of $1,841,467 for 2008 is due to the net effect of the decreases in operating expenses of 601,139, and $798,085 in other expenses partially offset by the decrease in gross profit of $313,751 as explained above.

Nine Months Ended September 30, 2009 Compared to Nine Months Ended September 30, 2008

Revenues

Revenues during the nine months ended September 30, 2009 were $1,581,683 compared to $3,094,155 for the nine months ended September 30, 2008, a decrease of $1,512,472, or 48.9% . Revenues attributable to our wholly-owned subsidiary Flowstar were $1,172,293 (2008 - $2,307,538) while revenues of Raider contributed $409,390 (2008 - $786,941). This decrease is primarily attributed to the decline in the price of natural gas which has resulted in the customers of Flowstar to either defer or abandon plans to bring new wells into production. Problems continue to be caused by reductions in well licensing, drilling activities, and capital spending which still plague the Canadian natural gas industry. Based on information published by the Canadian Association of Petroleum Producers, well licensing is down 55.1% and well completions are down 56.1% for gas wells in the first nine months of 2009 when compared to the same period for 2008 in the province of Alberta, Canada.

Also contributing to the decrease in revenue is the decline in the Canadian dollar relative to the US dollar. The average exchange rate of the Canadian dollar for the US dollar decreased by approximately 12.7% for the nine months ended September 30, 2009 when compared with the exchange rate for same period in 2008. As virtually all revenue is from sales to customers in Canada, the decrease in the exchange rate had a significant impact on revenue for the nine months ended September 30, 2009.

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

Cost of Sales

As a percentage of revenues, cost of sales for the nine months ended September 30, 2009 increased to 65.6% versus 57.7% for the nine months ended September 30, 2008. A significant portion of the inventory is purchased from suppliers in the U.S.A., and the cost of these goods has been higher when compared to the prior year due to the change in the exchange rate as described above. In addition, one of our major suppliers has increased the cost of its products significantly. Given the depressed market in the Canadian natural gas industry and the resulting decrease in drilling activity as described above, these costs could not be passed on to our customers. Also, pricing of products was reduced to try to stimulate demand. In addition, a portion of this increase can be attributed to the slightly lower margins achieved in the sale of Raider products versus those margins that are realized on the sale of Flowstar products and having a higher percentage of the sales in this nine-month period being contributed by Raider.

Expenses

Operating expenses for the nine months ended September 30, 2009 were $4,091,471 versus $6,528,819 for the nine months ended September 30, 2008, a decrease of $2,437,348. The largest decreases in our operating expenses were in research and development, wages and benefits, interest accreted on financial instruments, advertising and investor relations, stock-based wages, office, travel, legal and accounting, and interest, finance and bank charges as explained below.

Costs for research and development dropped in the nine months ended September 30, 2009 to $124,874 compared to the $795,069 incurred in the nine months ended September 30, 2008. Most of this decrease can be attributed to a reduction in the costs incurred to develop the H2Omaxx technology of Total Fluid. Expenditures, net of grant funds received, on developing this technology were only  $122,376 for the nine months ended September 30, 2009 while net costs of $389,353 were incurred in the corresponding period in 2008. In addition there was a reduction in costs associated with modifying the VISCOSITOR to be a 20 to 50 barrel-per-day pilot plant. With current efforts being concentrated on completing development of the H2Omaxx technology, only $2,499 in expenditures were committed to the development of the VISCOSITOR in the nine months ended September 30, 2009 while costs incurred in the nine months ended September 30, 2008 totaled $405,716. Two consulting contracts related to this project were terminated in the year ended December 31, 2008 and therefore costs that had been incurred in the nine months ended September 30, 2008 were not incurred in the nine months ended September 30, 2009.

Wages and benefits decreased to $1,318,299 during the nine months ended September 30, 2009 versus $1,910,342 during the nine months ended September 30, 2008, a decrease of $592,043. As most of the employees are paid in Canadian dollars, the Company realized a significant decrease in payroll costs due to the decrease in the Canadian dollar when compared to the US dollar as described above. Further savings can be attributed to not replacing employees who left the Company and the laying off of employees. Our Chief Operating Officer stopped receiving compensation effective August 31, 2009. In addition, commencing in October 2008 our Chief Financial Officer, who resigned in August 2009, was no longer receiving any compensation.

To account for the issuance of the Company’s $400,000 non-convertible debentures that include attached warrants in the fourth quarter of the year ended December 31, 2007, a beneficial conversion feature of $100,000 was recorded as a debt discount and was amortized over the life of the debenture. An additional $109,465 was recorded as a debt discount related to debentures issued in 2008. As a result $168,842 in interest accretion related to the debt discount was charged to operations in the nine months ended September 30, 2008. In December 2007, an unsecured note (“FEP Note”), bearing interest at a rate of 0.0%, in the amount of approximately $2,696,980 (CAD $2,665,000) was issued. The fair value of this note was computed as $2,183,635 using an imputed interest rate of 18.0% which was assumed to represent the incremental borrowing rate of the Company. This resulted in $513,345 being recorded as a debt discount which will be amortized over the life of the note. During the nine months ended September 30, 2008, amortization of $315,316 related to the debt discount on the note was recorded. Total costs for the accretion of interest related to financial instruments incurred in the nine months ended September 30, 2008 was $484,158. During the nine months ended September 30, 2009, 600,000 new warrants valued at $108,900 were issued to debenture holders in exchange for their agreement to extend the due date of their debt instruments. This amount was charged to operations for the nine months ended September 30, 2009.

Advertising and investor relations expenses decreased by $338,365 to $202,920 for the nine months ended September 30, 2009 versus $541,285 reported for the nine months ended September 30, 2008. This decrease is a direct result of significant costs that were incurred in the first nine months, particularly in the first quarter, of 2008 for brand imaging and extensive promotion of the Wescorp Navigator and Flowstar product offerings were not incurred in 2009. This includes the issuing of shares valued at $128,250 pursuant to consulting contracts for investor relations services in the nine months ended September 30, 2008, with no corresponding expense being incurred in the comparable 2009 period. In addition, the contracts for investor relations consulting services in the nine months ended September 30, 2009, were for lower amounts than the contracts that existed during the nine months ended September 30, 2008.

During the nine months ended September 30, 2009, 500,000 options to purchase common shares pursuant to employment agreements for executive officers vested and were valued at $197,100. In the same period for 2008, 1,382,385 options to purchase common shares pursuant to employment agreements for executive officers vested and were valued at $377,200. Thus, the Company had a decrease of $180,100 in stock-based wages during the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008.

Office expenses for the nine months ended September 30, 2009 were $406,133 compared to $553,436 for the nine months ended September 30, 2008. The decrease of $147,303 is a direct result of the decreased cost of rental space for the office in Houston, Texas, and decreased spending for the operations of Wescorp Navigator. There have also been reductions in cellular telephone charges due to decreases in travel outside of North America, and software license fees. As a greater portion of the office expenses in the current period were incurred in Canadian dollars instead of US dollars, some additional savings were also realized by the reduction in the exchange rate for the Canadian dollar.

Travel expenses during the nine months ended September 30, 2009, decreased by $126,119 versus the nine months ended September 30, 2008, a direct result of reduced marketing of Wescorp Navigator, Wescorp, and Flowstar in international markets and decreased activity in the Ellycrack project. Due to the downturn in the Alberta natural gas market, there has been less activity in Flowstar resulting in a corresponding decrease in travel costs for that division. Travel costs for Flowstar decreased to $55,008 in the nine months ended September 30, 2009 versus the $94,639 incurred in the same period for 2008. As a greater portion of the travel expenses in the current period were incurred in Canadian dollars instead of US dollars, some additional savings were also realized by the reduction in the exchange rate for the Canadian dollar. These savings were offset by an increase in travel expenses for Total Fluid in the amount of $13,580 in the nine months ended September 30, 2009, versus the same period for 2008. This increase in costs was directly related to the set up of the H2Omaxx unit in Kansas and to ensure it was operating adequately. Travel costs for Total Fluid increased to $76,701 in the nine months ended September 30, 2009 versus the $63,121 incurred in the same period for 2008.

Legal and accounting costs for the nine months ended September 30, 2009, were $174,637, which was a decrease of $125,382 compared to the corresponding period of 2008. The decrease in 2009 is directly related to decreased audit fees and lower legal fees required for compliance with various regulatory filings, and for due diligence work undertaken with respect to potential business acquisitions and other contracts. These decreases were offset by partially higher costs related to SOX 404 compliance.

We incurred interest, finance and bank charges of $356,440 for the nine months ended September 30, 2009, compared to $425,792 incurred during the nine months ended September 30, 2008. Most of the decrease can be attributed to the reduction in interest-bearing debt from $5,417,305 at September 30, 2008, to $3,994,875 at September 30, 2009. In addition, financing fees of $25,689 were incurred in the nine months ended September 30, 2009, versus the $98,618 incurred in the nine months ended September 30, 2008.

Depreciation and amortization expense for the nine months ended September 30, 2009 was $174,459 versus $218,790 for the nine months ended September 30, 2008, a decrease of $44,331. This decrease was a direct result of having fully depreciated property and equipment as at December 31, 2008 that were still being utilized by the Company in the first nine months of 2009. The value of property and equipment that was not fully depreciated at September 30, 2008 was higher than at September 30, 2009.

Consulting fees incurred in the current nine month period in the amount of $ 414,237 were $23,100 lower than the $437,337 incurred in the same period for 2008. This decrease is a direct result of having fewer contracts with consultants in the nine months ended September 30, 2009 when compared to the same period in 2008. The costs associated with the new consulting contracts that did not exist in the first nine months of 2008 were for lower amounts than those that have terminated since September 30, 2008. Included in the costs for consulting in the nine months ended September 30, 2009 was $99,900 for the value of shares issued pursuant to consulting agreements. Only $14,333 in corresponding costs for consulting fees paid with shares were incurred in the nine months ended September 30, 2008. These decreases were offset by the exercise of cashless warrants issued for consulting services that were valued at $136,850 during the nine months ended September 30, 2009. No similar transactions were incurred in the same period for 2008.

Insurance expense for the nine months ended September 30, 2009 was $89,633 compared to $103,958 for the nine months ended September 30, 2008. The decrease is due to a reduction in our premium for our comprehensive insurance partially offset by a slight increase in our directors’ and officers’ liability insurance.

The above decreases were partially offset by increases in stock-based advertising and investor relations, and director’s fees.

During the nine months ended September 30, 2009, 725,000 options to purchase common shares pursuant to investor relations agreements vested and were valued at $262,200. In the same period for 2008, no options to purchase common shares pursuant to investor relations agreements vested. Thus, the Company had an increase of $262,200 in stock-based advertising and investor relations costs during the nine months ended September 30, 2009 when compared to the nine months ended September 30, 2008.

The Company decided to compensate outside directors in the form of shares commencing on April 1, 2006. During the three months ended September 30, 2008, one of the Company’s outside directors resigned and forfeited any right to the shares that were to be issued to him. As a result, directors’ fees accrued in the first nine months of 2008 for shares not yet issued were reversed in the quarter ended September 30, 2008. Accordingly directors’ fees incurred in the nine months ended September 30, 2008, reflected this reversal and resulted in $38,726 being charged to operations compared to $45,051 being charged to operations for the same period in 2009. Fees for other outside directors for the nine months ended September 30, 2009, are lower than what was incurred in the same period for 2008 as there has been a slight decrease in the market price of the Company’s shares during the nine months ended September 30, 2009, when compared to September 30, 2008.

Other Income and Expenses

For the nine months ended September 30, 2009, other expenses have decreased by $466,554 from the same period in 2008. This decrease is the net result of the matters described below.

We did not deliver free-trading shares called for under Tranche 2, Stage Three of the agreement to acquire Vasjar. Under the terms of the agreement we are required to pay the former Vasjar shareholders an additional 8,039,322 Wescorp common shares for the nine months ended September 30, 2009. This resulted in an accrual of $1,658,597 being recorded for the nine months ended September 30, 2009, (September 30, 2008 - $762,300) which reflects the increase in shares needed to be delivered and the closing trading price of Wescorp shares as at September 30, 2009.

The foreign currency loss of $91,809 for the nine months ended September 30, 2009 is a direct result of the Canadian dollar being stronger than the U.S. dollar at September 30, 2009 when compared to December 31, 2008. Many payables are denominated in Canadian dollars and as that currency strengthens exchange losses result when payables are settled. The foreign currency loss of $11,657 for the nine months ended September 30, 2008 was a direct result of the Canadian dollar being weaker than the U.S. dollar at September 30, 2008 when compared to December 31, 2007. Wescorp had a short-tem investment, redeemed in September 2008, of approximately $1,478,400 denominated in Canadian dollars which decreased in value as the Canadian dollar weakened against the U.S. dollar. Some of the losses incurred in 2008 were offset, as many payables were denominated in Canadian dollars and as that currency weakened, exchange gains resulted when the payables were settled.

The gain on the settlement of debt in the amount of $1,522,515 incurred in the nine months ended September 30, 2009, is the result of two transactions. On September 16, 2009, a settlement agreement was reached with Ellycrack A/S. As part of this agreement net debt in the amount of $213,855 relating to payables and accrued liabilities was deemed to be paid for nil consideration and resulted in a gain on the settlement of debt. On September 15, 2009, the Company settled the $2,250,000 principal balance of a debenture in exchange for 4,500,000 common shares of the Company. At the date of this transaction the closing market price of these shares was $0.265 per share. The value of the shares at the settlement date was $1,192,500 and as a result a gain on the settlement of debt in the amount of $1,057,500 was realized during the period. In addition, the accrued interest on the $2,250,000 debenture in the amount of $512,260 was forgiven in exchange for 2,250,000 warrants which were valued at $261,100 which resulted in a gain of the settlement of debt in the amount of $251,160. No similar transactions were incurred in the nine months ended September 30, 2008.

Interest income for the nine months ended September 30, 2008 is directly related to the short-term investment made in June 2007. This short-term investment was redeemed in June of 2008; therefore no corresponding interest income was earned in the same period for 2009.

The gain on the disposal of assets is the direct result of disposing of assets that were completely depreciated and no longer being utilized by the Company during the nine months ended September 30, 2009.

The gain on the disposal of investment for the nine months ended September 30, 2008 is the direct result of disposing of 4.5% of the investment in Tarblaster AS.

Net Loss

The net loss for the nine months ended September 30, 2009, of $3,767,802 compared to a net loss of $5,907,809 for 2008 is due to the net effect of the decreases in operating expenses of $2,437,348, and $466,554 in other expenses partially offset by the decrease in gross profit of $763,895, as explained above.

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

We anticipate that the most likely major purchases of capital assets in the next 12 months will be the potential acquisition of one or more new businesses and/or technologies, and the costs of developing and marketing the next in the series of environmental remediation technologies acquired in late 2007. However, there may be some small purchases of office equipment and shop equipment as required.

Off-Balance Sheet Arrangements

We have never entered into any off-balance sheet financing arrangements and have not formed any special purpose entities. We have not guaranteed any debt or commitments of other entities or entered into any options on non-financial assets.

ITEM 4T. CONTROLS AND PROCEDURES

(a) Disclosure Controls and Procedures. An evaluation was carried out under the supervision and with the participation of our management, including our Principal Accounting Officer and Principal Executive Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report on Form 10-Q. Disclosure controls and procedures are procedures designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, such as this Form 10-Q, is recorded, processed, summarized and reported, within the time period specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and is communicated to our management, including our Principal Executive Officer and Principal Accounting Officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on that evaluation, our Principal Accounting Officer and Principal Executive Officer concluded that, as of September 30, 2009, our disclosure controls and procedures are effective to satisfy the objectives for which they are intended.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On August 24, 2009, the Company issued 50,000 shares of common stock for total proceeds of $14,500. These shares were issued for director’s fees at a value of $0.29 per share. The shares were issued to the director as an accredited investor through a private transaction under Section 4(2) and Regulation D of the Securities Act.

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

10.12	Settlement Agreement between the Company and Ellycrack AS, effective September 16, 2009 (Incorporated by reference to Form 8-K filed on October 10, 2009).
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2 *	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Filed herewith.

** Management contracts or compensatory plans or arrangements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Wescorp Energy, Inc.

Date: November 20, 2009	By: /s/ Douglas Biles
Douglas Biles
Chief Executive Officer
(Principal Executive Officer)

Date: November 20, 2009	By: /s / Blaine Miciak
Blaine Miciak
Controller
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

10.12	Settlement Agreement between the Company and Ellycrack AS, effective September 16, 2009 (Incorporated by reference to Form 8-K filed on October 10, 2009).
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2 *	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Filed herewith.

** Management contracts or compensatory plans or arrangements.