Form 10-K
period 2009-12-31
WESCORP ENERGY INC
filed 2010-04-15
CIK 1069489

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009 OR

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes __ No __

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ____	Accelerated filer _____
Non-accelerated filer ____(Do not check if a small reporting company)	Small Reporting Company__X__

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes__ No X

The aggregate market value of the voting common stock held by non-affiliates of the registrant at the close of business on June 30, 2009, was $24,875,828. Without asserting that any director or executive officer of the registrant, or the beneficial owner of more than five percent of the registrant’s common stock, is an affiliate, the shares of which they are the beneficial owners have been deemed to be owned by affiliates solely for this calculation.

There were 97,320,842 shares of registrant’s common stock outstanding as of April 1, 2010.

FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K for the year ended December 31, 2009 (the “Annual Report”) contains predictions, projections and other statements about the future that are intended to be “forward-looking statements” (collectively, “forward-looking statements”). Forward-looking statements involve risks and uncertainties. A number of important factors could cause actual results to differ materially from those in the forward-looking statements. In assessing forward-looking statements contained in this Annual Report, readers are urged to read carefully all cautionary statements – including those contained in other sections of this Annual Report. Among said risks and uncertainties are the following risks:

  there may not be adequate capital to fund our business;
  our water remediation technologies may not receive sufficient market demand or be commercially successful;
  our water remediation technology may be replaced in the market by a more technically advanced process;
  the Ellycrack technology may not be technically effective or cost effective in the markets targeted by management;
  we may not be able to adequately protect our intellectual property, which may affect the realizable value of our investment;
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

PART I

ITEM 1. DESCRIPTION OF BUSINESS.

GENERAL

Wescorp Energy Inc. (referred to herein as “we”, “us”, “our”, “Wescorp”, “the Company” or “our Company”) is an oil and gas operations solution and engineering company committed to acquiring, developing and commercializing technologies that are designed to improve the management, environmental and economic performance of field operations for oil and gas producers and to provide solutions to help them overcome the tough operational challenges they face. To this end, our primary business strategy is to acquire, fund and develop new systems and technologies in our field through investments in companies or products for which early stage product development has been completed, and to provide consulting services with respect to these systems and technologies. We prefer investments for which we can control the intellectual property of technologies that have emerged from research and initial development and are essentially market-ready. We also acquire companies with one or more technology products being developed that can benefit from the financial, technical and business development experience of our management to bring those products to market in a meaningful manner after they have been fully developed. Among other strategies, we may attempt to license or form third-party commercial partnerships based on these acquired technologies. Our corporate offices are located at Suite 770, 435 – 4th Avenue S.W., Calgary, Alberta, Canada T2P 3A8, and the telephone number there is (403) 206-3990. Our website is http://www.wescorpenergy.com.

In short, our goal is to generate enhanced capital appreciation for our shareholders by continuing to acquire, develop, and commercialize timely effective product solutions or strategic investment opportunities for energy-related applications that generate real returns with above-average cash flow and margins. To this end, during parts of 2009 we operated through five strategic Business Units, or SBUs, including; (i) our subsidiary, Flowstar Technologies Inc. (“Flowstar”); (ii) our joint venture with Ellycrack; (iii) our subsidiary, Wescorp Services, Inc. (“WSI”) operating Wescorp Navigator; (iv) our subsidiary Total Fluid Solutions Inc. (“Total Fluid”); and (v) our subsidiary Raider Chemical Corporation (“Raider”). We shut down operations and costs in WSI on September 1st 2009 and divested ourselves from Ellycrack September 16, 2009 and from Flowstar on January 4, 2010. A short synopsis of each business unit and our recent business activities follows.

Total Fluid Solutions Inc. and Raider Chemical Corporation

On December 18, 2007, Wescorp Technologies Ltd, our wholly-owned subsidiary, acquired from FEP Services, Inc. (“FEP”), certain rights to three different water remediation technologies and assets that we used to create two new Strategic Business Units -Total Fluid Solutions Inc. and Raider Chemical Corporation. (The rights owned by Total Fluid Solutions, Inc. are for North America.) As noted above in the section on our SBU’s, the three technologies address remediating three separate contaminates in oilfield water as the result of the exploration for, and production of, oil and gas, in particular, solids and hydrocarbon.

In consideration for the acquisition of these assets and technologies, Wescorp Technologies assumed liabilities of approximately $240,000 and delivered to FEP (i) a two-year promissory note in the face amount of $2,665,000; (ii) 13,900,000 restricted shares of common stock of Wescorp Energy; and (iii) 470,143 shares of common stock of Oilsands Quest Inc. (“Oilsands”). Also in connection with this acquisition, Wescorp Technologies entered into a license agreement with a third party and a consulting agreement with each of Messrs. Bowhay and McCaw to provide various consulting services. Under the consulting agreements, Wescorp Technologies agreed to pay consulting fees and deliver 100,000 restricted shares of Wescorp common stock to each of Messrs. Bowhay and McCaw.

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

Wescorp has signed a Letter of Intent with Cancen Oil Canada Corporation (an oilfield waste management and processing company based in Western Canada) to install 12 units, at Cancen’s expense, on their sites and calls for a certain split of the increased operating profit on the Cancen sites utilizing Wescorp’s technology.

Raider Chemical Corporation

Our wholly-owned subsidiary, Raider Chemical Corporation, designs and manufactures specialized chemicals used in the cementing and stimulation services area, within the oil and gas industry. Raider is currently making sales in Canada, the United States and Russia.

Flowstar Technologies Inc.

In June 2003, we entered into an agreement to purchase 100% of the outstanding shares of two companies, Flowstar and Flowray, which was subsequently amended in January 2004. On March 31, 2004, Wescorp, through our Alberta subsidiary, 1049265 Alberta Ltd., completed the acquisition of 100% of the outstanding shares of Flowstar and Flowray. Flowstar and Flowray were legally amalgamated on December 31, 2004 into one company that continued under the name Flowstar Technologies Inc.

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

Flowstar’s principal product was an electronic gas flow measurement and well monitoring system that had proven to be very effective in several applications, including those for:

  Coal bed methane production – low pressure well monitoring and gas metering;
  Wet gas production – as stand-alone units without heated shelters or added infrastructure;
  Plunger lifts – to monitor and measure highly variable gas flows;
  Test separators – eliminating the need to change orifice plates; and
  Fuel gas – to measure gas consumption of pipeline compressors.

On January 5, 2010, Flowstar was sold to a full-service engineering firm based in Calgary Alberta, Canada.

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

On September 16, 2009 we restructured the terms of our joint agreement. Under the terms of the new agreement, Ellycrack will have full legal ownership of the VISCOSITOR technology, including its designs, work projects and the 50 barrel-per-day VISCOSITOR test unit that is currently located in western Canada. In return, Ellycrack AS will deliver 725,000 shares of Ellycrack to Wescorp for nominal consideration and Ellycrack will credit Wescorp as having satisfied its obligation to Ellycrack of approximately $160,000. Wescorp will become the largest single shareholder of Ellycrack with ownership of 23.72% on a fully diluted basis. Wescorp also has been granted the option to participate in all future Ellycrack share issuances thus allowing Wescorp to maintain its ownership percentage in Ellycrack AS.

WSI - Wescorp Navigator

On September 11, 2007, we effectively completed an Agreement and Plan of Merger (the “Merger Agreement”) with Strategic Decisions Sciences USA Inc. (“SDS”). Scott Shemwell was the sole shareholder of SDS, and is now our Chief Operating Officer. The transaction was structured as a merger of SDS into Wescorp in accordance with the applicable provisions of the Delaware General Corporation Law (the “Merger”), with Wescorp remaining as the surviving entity following the Merger. Under the terms of the Merger Agreement, all shares of SDS common stock issued and outstanding immediately prior to the effective time of the Merger were converted into, and exchanged for, the right to receive 2,000,000 shares of our common stock.

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

On September 1, 2009, we shut down operations of this business unit in order to eliminate future costs related to it.

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

OUR REVISED BUSINESS PLAN

Our goal is to realize enhanced capital appreciation for our stockholders by acquiring, developing, and commercializing technologies that are designed to improve the management, environmental and economic performance of field operations for energy producers. Within this framework, the Company’s focus will be on water and environmental remediation, including related areas such as oil/water separation and recovery. With the current uncertainty in the financial markets and the world-wide energy industry in general, Management understands that it must be proactive in ensuring effective and efficient business operations. Therefore, non-producing divisions will be regularly reviewed for current and forecasted profitability. Those divisions that are not forecasted to reach profitability will be under consideration for divestiture.

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

In order to finance the operations in 2009, equity financing was arranged consisting of the following:

  The issuance of stock for consideration of $684,336 relating to a private placement for 1,710,840 units at a price of $0.40 per unit. Each unit includes one share of our common stock and a warrant to purchase one share of our common stock for $0.60 per share prior to the end of the 24-month period following the date of issuing the units;
  The issuance of stock for consideration of $265,000 relating to a private placement for 1,060,000 units at a price of $0.25 per unit. Each unit includes one share of our common stock and a warrant to purchase one share of our common stock for $0.50 per share prior to the end of the 24-month period following the date of issuing the units; and
  The receipt of funds in the amount of $386,648 relating to a private placement for 1,546,592 units at a price of $0.25 per unit. Each unit includes one share of our common stock and a warrant to purchase one share of our common stock for $0.50 per share prior to the end of the 24-month period following the date of issuing the units. These units were not issued until after the year ended December 31, 2009.

In the year ended December 31, 2009, we also incurred $850,490 from new notes payable in order to help fund 2009 operations.

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

4.

Maintain adequate financial resources – As noted above, we intend to raise additional capital in 2010 to fund planned expansion, technology development and acquisition initiatives being considered. We are currently qualifying investors and other sources of capital available to Wescorp to provide that funding as needed.

DIRECTOR AND OFFICER CHANGES

Mr. John Anderson resigned as Director and Secretary Treasurer as of May 15, 2009 and Mr. Terry Mereniuk resigned as Director and Chief Financial Officer as of August 01, 2009. Mr. Mark Norris stepped down as Chairman but remained as a Director and Mr. Robert Power became a Director and was elected as the Executive Chairman of the Board as of January 6, 2010.

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

2.	Attempt to acquire a controlling or majority equity position to fully participate in the target company’s strategic business plan and corporate governance.

3.

Focus on our new core business area, which will be water and environmental remediation, included the related areas such as oil/water separation and recovery, with an emphasis on reducing the cost of operations in all divisions, including overhead.

4.

And finally, contribute our finance, technical and management experience to assist in the further development of a target company’s business and operations. We believe that combining our business and technical skills with the technology development skills of target companies will increase the probability of potential success for all related parties.

We probably also will incur some costs related to environmental compliance given our focus and activities within the oil and gas industry, which is highly regulated. We have not yet fully assessed what those costs may be or any operational impact that compliance may have on our business

Total Fluid Solutions – H2Omaxx

Our wholly-owned subsidiary, Total Fluid Solutions, owns the world-wide rights to certain oil-water separation technology in the oil and gas field. The Canadian patent rights expire in March 2011. A provisional patent application for additional technology in the same area has been filed, for which we would have the world-wide oil and gas rights for this technology. We also own all of the intellectual property rights for a solids-oil separation technology that is not patented, but is held as a trade secret. With these technologies, we hope to be able to remediate two of the main contaminants (solids, hydrocarbon) in oilfield water as the result of exploration for, and production of, oil and gas.

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

Wescorp has signed a Letter of Intent with Cancen Oil Canada Corporation (an oilfield waste management and processing company based in Western Canada) to install 12 units, at Cancen’s expense, on their sites and calls for a certain split of the increased operating profit on the Cancen sites utilizing Wescorp’s technology.

Raider Chemical Corporation

Our wholly-owned subsidiary, Raider Chemical Corporation, designs and manufactures specialized chemicals used in the cementing and stimulation services area, within the oil and gas industry. Raider is currently making sales in Canada, and the United States.

ACQUISITIONS

A. Acquisition of Intellectual Property and Other Assets from FEP Services Inc.; Business of Total Fluid Solutions and Raider Chemical Corporation

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

Total Fluid Solutions Inc. – H2OMaxx

We intend to use these technologies independently or in conjunction with each other or other water remediation technologies in order to address the critical water issues facing the oil and gas industry today. Our wholly-owned subsidiary, Total Fluid Solutions Inc. (‘Total Fluid”), owns the world-wide rights to certain oil-water separation technology in the oil and gas field. The Canadian patent rights expire in March 2011. We have filed a provisional patent application for the world-wide oil and gas rights for additional technology in the same area. We also own all of the intellectual property rights for a solids-oil separation technology that is not patented, but is held as a trade secret. With these technologies, we hope to be able to remediate two of the main contaminants (solids, hydrocarbon) in oilfield water as the result of exploration for, and production of oil and gas.

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

The Total Fluid field testing has been completed at our industry-sponsored production facility, involving 120 oil and gas wells. During the last phase of our test period, we maintained over 90% uptime, with minimal interruptions. Our operational results have provided valuable data to our industry sponsors, allowing them to recommend technical improvements to our equipment, resulting in savings in operating costs. These independent third-party verified results showed that the H2Omaxx unit reduced the hydrocarboncontent in water down to below 10 parts per million.

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

Wescorp has [signed a Letter of Intent] with Cancen Oil Canada Corporation (an oilfield waste management and processing company based in Western Canada) to install 12 units, at Cancen’s expense, on their sites. Increased profit will be shared between the two companies. Wescorp and Cancen have a contract that calls for a certain split of the increased operating profit on the Cancen sites utilizing Wescorp’s technology.

Raider Chemical Corporation

Our wholly-owned subsidiary, Raider Chemical Corporation (“Raider”), designs and manufactures specialized chemicals used in the cementing and stimulation services area, within the oil and gas industry. Raider is currently making sales in Canada, and the United States.

B. Acquisition and Business of Flowstar and Flowray

Terms of Acquisition of Flowstar and Flowray

On March 31, 2004, Wescorp, through our Alberta subsidiary 1049265 Alberta Ltd., completed the acquisition of 100% of the outstanding shares of Flowstar and Flowray in consideration of cash payments to the selling shareholders totaling approximately $414,074 (CAD $550,000) pursuant to the share purchase and subscription agreement dated June 9, 2003, as amended effective January 14, 2004. On January 5, 2010, we sold this business to a full-service engineering firm based in Calgary, Alberta.

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

Although the Registration Statement covering the shares became effective in January 2008, we did not deliver the Vasjar shares at that time because we were involved in discussions with the former Vasjar shareholders concerning the possibility of reaching a mutually acceptable agreement regarding the number of free-trading shares for the Company to deliver under Tranche 2, Stage Three. As of April 12, 2010, we still had not reached a mutually acceptable agreement concerning these matters. Under the terms of the agreement, without taking into account the Company’s position that the number of shares should be smaller, the former Vasjar shareholders would be entitled to an additional 80,000 Wescorp common shares for each month that the shares are not delivered, incurred a penalty of 10% of the delinquent number of shares, but in the Company’s belief, subject to a limitation on the total number of shares issuable. Because we were unable to deliver these shares, plus the penalty shares, by October 1, 2007, the former Vasjar shareholders currently have the right to terminate their respective share purchase agreements with us. If they do so, we would no longer own Vasjar or its subsidiary, Quadra, including the intellectual property rights owned by Quadra.

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

Prior to the December 31, 2004 amalgamation with Flowstar, Flowray transferred all of its intellectual property rights and technology to Quadra as discussed above. Flowstar now has the exclusive license to use the technology within Canada. With the Vasjar acquisition complete (subject to Vasjar’s right to terminate the acquisition agreement), Quadra is a wholly-owned subsidiary of Wescorp as well. The intellectual property assets include a U.S. provisional patent application filed on or about March 3, 2003 for the technology used in the DCR-900 system. Quadra also holds the intellectual property for liquid-based totalizers, and Windows™ -based gas flow calculation software, all of which Flowstar markets. Flowstar also markets a line of liquid turbines for which there is no intellectual property, as the patents expired long ago.

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

Management determined that the recoverability of the carrying value of the technology was uncertain, and accordingly recorded an impairment in the remaining carrying value of the technology in 2007.

Flowstar evolved into more of a total gas measurement solutions provider and engaged customers in project-based applications by integrating hardware sales with IFMWorks. Diversification of Flowstar’s sales was also achieved by selling into the retrofit/upgrade market as well as the new metering market.

On January 5, 2010, Flowstar was sold to a full-service engineering firm based in Calgary Alberta, Canada.

C. Acquisition and Business of Ellycrack AS

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

Since Wescorp’s business relationship with Ellycrack A/S started, Ellycrack has reported improved results in experiments with its “test rig”. These experiments have been conducted by the prestigious Norwegian research center SINTEF. Demonstration tests for several major oil companies were done at Wescorp’s expense. This resulted in current negotiations by Ellycrack with two major companies to conduct further testing in Canada at their expense.

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

We moved the VISCOSITOR “test rig” from a research center at Trondheim, Norway to Canada in order to develop the technology under world-class Canadian heavy oil expertise for the commercialization effort. The aim was to automate the test rig as an approximately 20-50 BOPD pilot plant, and “prove out” longer term operation before seeking markets for the technology.

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

On September 16, 2009 we restructured the terms of our joint agreement. Under the terms of the new agreement, Ellycrack will have full legal ownership of the VISCOSITOR technology, including its designs, work projects and the 50 barrel-per-day VISCOSITOR test unit that is currently located in western Canada. In return, Ellycrack AS will deliver 725,000 shares of Ellycrack to Wescorp for nominal consideration and Ellycrack will credit Wescorp as having satisfied its obligation to Ellycrack of approximately $160,000. Wescorp will become the largest single shareholder of Ellycrack with ownership of 23.72% on a fully diluted basis. Wescorp also has been granted the option to participate in all future Ellycrack share issuances thus allowing Wescorp to maintain its ownership percentage in Ellycrack AS.

D. Acquisition of Strategic Decision Sciences USA Inc. and Business of Wescorp Services (USA) Inc.

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

On September 1, 2009, we shut down operations of this business unit in order to eliminate future costs related to it.

COMPETITION

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

Overview and Summary

There can be no assurance that we will be successful in meeting any competition for any existing or new future products or services we may acquire or develop, or that we can successfully differentiate our products and services.

EMPLOYEES

As of April 5, 2010, we had five full-time employees (down from 18 at this same time last year), plus our executive officers (Robert Power, our Executive Chairman, Mr. Douglas Biles, our President and CEO, and Dr. Scott Shemwell, our COO).

INTELLECTUAL PROPERTY

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

Given the nature of our business plan, it is likely that any potential target companies will directly hold intellectual property, which may consist of patents, licenses, copyrights, industrial designs, drawings, or other proprietary rights to the product or service

REGULATORY

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

We commenced our current operations in 2004 and have incurred losses before and since we began our operations. Our current cash flows alone are insufficient to fund our business plan, necessitating further growth and funding for implementation. We may be unable to achieve the needed growth to attain profitability and may fail to obtain the funding that we need when it is required. An investment in our securities is subject to all of the risks involved in a newly established business venture, including unanticipated problems, delays, expenses and other difficulties. The further development of our business plan will require substantial capital expenditures. Our future financial results will depend primarily on our ability to locate profitable assets and business opportunities, which in turn will be dependent on our ability to manage those activities profitably, on the market for our products and on general economic conditions. There can be no assurance that we will achieve or sustain profitability or positive cash flows from our operating activities.

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

We intend to experience rapid growth. If this happens and we are not able to manage this growth successfully, this inability to manage the growth could adversely affect our business, financial condition, and results of operations.

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

Our success depends in part on the performance of our executive management and key personnel.

The success of our Company is in part dependent on the performance of executive management and key personnel in the areas of finance, product development, sales, and marketing. Moreover, our anticipated growth will require us to recruit and hire additional new managerial personnel. There is intense competition for qualified personnel and there can be no assurance that we will be able to attract and retain qualified personnel to execute our business plan. The failure to attract or the loss of any qualified personnel could adversely affect the success of our business for the period of time required to recruit any replacement.

The market for our products is highly competitive, and we may not be able to keep up with the development and technology advancements of our competitors.

The markets for our products and services are expected to remain highly competitive. While we believe our products are unique and have adequate patent protection for the underlying technologies, or unique trade secrets, there can be no assurance that competitors will not emerge in the near to medium term with comparable products or technologies. There are a number of large companies involved in the same businesses as Wescorp, but with larger more established sales and marketing organizations, technical staff and financial resources. We intend to establish marketing and distribution partnerships or alliances with several of these companies but there can be no assurance that such alliances will be formed.

We primarily sell products and services to companies in energy or energy-related industries, which tend to be extremely cyclical; downturns in those industries would adversely affect our results of operations.

The growth and profitability of our business depends primarily on sales to energy and energy-related industries that are subject to cyclical downturns. Slowdowns in these industries would adversely affect sales by our businesses, which in turn would adversely affect our revenues and results of operations. In particular, our products are primarily sold into the oil and gas industry that historically has realized significant shifts in activity and spending due to fluctuations in commodity prices. Our revenues are primarily dependent upon spending by oil and gas producers; therefore a reduction in spending by producers can have a materially adverse effect on our business, financial conditions, and results of operations.

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

As a corporation operating in more than one country, we are exposed to fluctuations in currency exchange rates, which could adversely affect our cash flows and results of operations.

Our current reporting currency is the United States dollar; however, the functional currency for much of our business is the Canadian dollar. We do not use derivative instruments to mitigate the effects of foreign exchange changes between the recording date of accounts receivable and accounts payable denominated in Canadian dollars and the settlement date of those transactions. These transactions are short-term in nature and therefore the effect of the foreign exchange changes has not been significant in the past. We can not predict, however, if foreign exchange rate fluctuations could have a more significant impact on our financial condition in the future.

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

Changes to taxation and royalty guidelines

If local and regional governments change the way they tax or otherwise levy charges on the extraction of natural resources, or the tax on profits from business involving natural resources, it could affect the overall level of activity in the industry, and consequently affect Wescorp’s revenues and profits.

Changes may occur with local government energy regulations

If local governments change the laws or regulations that govern how natural resources are measured and accounted for, it could cause our technology to become out of compliance for use in its intended market. Product upgrades, engineering, and redesign may be required to become compliant again.

Changes to national electrical standards for the US and Canada could change.

If the electrical standards in the US and Canada change, it could cause our technology to become out of compliance for use in its intended market. Product upgrades, engineering, and redesign may be required to become compliant again.

Risks related to our common stock.

Our common stock is illiquid, so investors may not be able to sell any significant number of shares of our stock at prevailing market prices.

The average daily trading volume of our common stock was approximately 174,207 shares per day over the 90-day period ended April 1, 2010. If limited trading in our stock continues, it may be difficult for investors to sell their shares in the public market at any given time at prevailing prices.

As of December 31, 2009, approximately 27,417,925 shares of common stock that are currently outstanding are considered “restricted securities” as that term is defined under the Securities Act of 1933, as amended, or the Securities Act. Though not currently registered, these restricted securities may be sold in the future, in compliance with Rule 144 promulgated under the

Securities Act or pursuant to a future registration statement. Rule 144 provides that a person holding restricted securities for a period of one year or more may sell those securities in accordance with the volume limitations and other conditions of the rule. Sales made pursuant to Rule 144, or pursuant to a registration statement filed under the Securities Act, could result in significant downward pressure on the market price for our common stock.

Our common stock is classified as penny stock, and it continues to be extremely illiquid, so investors may not be able to sell as much stock as they want at prevailing market prices.

Our Common Stock is currently generally classified as a penny stock. Penny stocks generally include equity securities with a price of less than $5.00 that trade on the over-the-counter market. As a result, an investor may find it more difficult to dispose of or obtain accurate quotations as to the price of the securities that are classified as penny stocks. The “penny stock” rules adopted by the Commission under the Exchange Act subject the sale of the shares of penny stock issuers to regulations that impose sales practice requirements on broker-dealers, causing many broker-dealers to not trade penny stocks or to only offer the stocks to sophisticated investors that meet specified net worth or net income criteria identified by the Commission. These regulations contribute to the lack of liquidity of penny stocks.

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

ITEM 2. PROPERTIES

Principal Business Offices

Our offices are located at Suite 770, 435 – 4 Avenue SW, Calgary, Alberta, Canada T2P 3A8, and 8711 – 50 Avenue, Edmonton, Alberta, Canada T6E 5H4,. In our Edmonton office, we occupy approximately 7,756 square feet of office space on a term expiring November 2012 at a monthly rent of approximately $8,370 (CAD $8,762). The Calgary office consists of 2,204 square feet on a term expiring June 30, 2011 at a monthly rent of approximately $5,810 (CAD $6,081). We also occupy approximately 10,800 square feet of manufacturing and warehouse space in Calgary, Alberta, Canada on a term expiring August 2014 at a monthly rent of approximately $8,880 (CAD $9,293) per month. As we proceed with the further implementation of our business plan, additional commercial lease arrangements may be required.

Equipment consists primarily of assets required to operate the businesses Total Fluid, and Raider. These assets include office equipment, tools, furniture and fixtures, computer hardware and software. These assets are in sufficient condition for the purposes for which they are used. We only have computer hardware and software required for the operation of our offices.

ITEM 3. LEGAL PROCEEDINGS

None.

ITEM 4. [REMOVED AND RESERVED]

PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND PURCHASES OF EQUITY SECURITIES

On December 29, 2000, our common shares began trading on the NASD Over-the~~-~~Counter Bulletin Board (“OTCBB”) under the symbol UNQB. In March 2001, our trading symbol changed to CDHI as a result of our corporate name change to CTI Diversified Holdings, Inc. Effective December 22, 2003, our trading symbol changed to “WSCE” when we adopted the name “Wescorp Energy Inc.”. The following table sets forth the high and low bid prices for our common stock as reported by the OTCBB for each of the fiscal quarters in 2008 and 2009.

		OTCBB
	High (1)	Low(1)	Close(1)	Volume
2008
First Quarter	$0.50	$0.33	$0.42	6,850,274
Second Quarter	$0.44	$0.35	$0.39	8,273,102
Third Quarter	$0.48	$0.27	$0.34	9,540,864
Fourth Quarter	$0.49	$0.23	$0.37	8,671,124
2009
First Quarter	$0.39	$0.27	$0.33	6,189,253
Second Quarter	$0.37	$0.27	$0.28	8,540,491
Third Quarter	$0.33	$0.22	$0.27	12,003,025
Fourth Quarter	$0.41	$0.25	$0.29	17,493,378

(1) These quotations reflect inter-dealer prices, without retail markup, markdown, or commissions, and may not reflect actual transactions.

On April 1, 2010, there were 97,320,842 common shares outstanding. On April 1, 2010, there were approximately 1,950 holders of record of our common stock.

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

Recent Sales of Unregistered Securities

In December 2009, we received funds for 1,060,000 units, at a price of $0.25 per unit, for total proceeds of $265,000. Each unit consists of one share of common stock and one common stock warrant. One warrant entitles the holder to purchase one additional common share at a price of $0.50 per share at any time until the second anniversary. The units were issued to non-US residents outside the United States in reliance upon the exemption from registration under Regulation S of the Securities Act of 1933, as amended. This issuance qualified for exemption from registration because (i) the securities were sold to non-U.S. investors in an offshore transaction (as defined under Regulation S); (ii) the Company did not use any directed selling efforts (as defined under Regulation S) in the United States; (iii) offering restrictions (as defined under Regulation S) were implemented by the Company; and (iv) the investors received and will receive upon execution of any warrant “restricted securities” that include all applicable legends and are subject to resale limitations in accordance with Regulation S. The Company is required to pay a 10% commission in conjunction with this private placement in the form of 106,000 units that have the same terms and conditions as those issued in the private placement.

During the year ended December 31, 2009, the Company issued 1,000,000 shares of common stock for total proceeds of $305,550. These shares were issued for consulting fees at values ranging from $0.243 to $0.351 per share. The shares were issued to six consultants as private transactions under Section 4(2) of the Securities Act. These issuances qualified for this exemption from registration because (i) each of the consultants is an accredited investor; (ii) the Company did not engage in any general solicitation or advertising to market the securities; (iii) the consultants were provided the opportunity to ask questions and receive answers from the Company regarding the issuance; (iv) the securities were issued to a person with knowledge and experience in financial and business matters so that he is capable of evaluating the merits and risks of an investment in the Company; and (v) the consultants received “restricted securities”.

On December 31, 2009, in connection with a settlement agreement, the Company issued 4,500,000 shares of common stock at a price of $0.265 per share for total proceeds of $1,192,500 to settle an outstanding debenture payable. The shares were issued to non-US residents outside the United States in reliance upon the exemption from registration under Regulation S of the Securities Act of 1933, as amended. This issuance qualified for exemption from registration because (i) the securities were sold to non-U.S. investors in an offshore transaction (as defined under Regulation S); (ii) the Company did not use any directed selling efforts (as defined under Regulation S) in the United States; (iii) offering restrictions (as defined under Regulation S) were implemented by the Company; and (iv) the investors received and will receive upon execution of any warrant “restricted securities” that include all applicable legends and are subject to resale limitations in accordance with Regulation S.

On December 22, 2009, the Company issued 453,285 shares of common stock, valued at $0.2475 per share, to settle certain amounts payable pursuant to an employment contract for total proceeds of $112,188. The shares were issued to one individual as a private transaction under Section 4(2) of the Securities Act. These issuances qualified for this exemption from registration because (i) the individual is an accredited investor; (ii) the Company did not engage in any general solicitation or advertising to market the securities; (iii) the individual was provided the opportunity to ask questions and receive answers from the Company regarding the issuance; (iv) the securities were issued to a person with knowledge and experience in financial and business matters so that he is capable of evaluating the merits and risks of an investment in the Company; and (v) the individual received “restricted securities”.

On January 21, 2009, we issued 600,000 warrants, valued at $108,900, to our debenture holders in exchange for their agreement to extend the due date of their respective debt instruments. These warrants are exercisable at $0.40 per share and vested January 21, 2009. These warrants will expire on January 21, 2011. The warrants were issued to debenture holders as a private transaction under Section 4(2) of the Securities Act. These issuances qualified for this exemption from registration because (i) the individual is an accredited investor; (ii) the Company did not engage in any general solicitation or advertising to market the securities; (iii) the individual was provided the opportunity to ask questions and receive answers from the Company regarding the issuance; (iv) the securities were issued to a person with knowledge and experience in financial and business matters so that he is capable of evaluating the merits and risks of an investment in the Company; and (v) the debenture holders received “restricted securities”.

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

Overview

We are an oil and gas operations solution and engineering company committed to acquiring, developing and commercializing technologies that are designed to improve the management, environmental and economic performance of field operations for oil and gas producers and to provide solutions to help them overcome the tough operational challenges they face. To this end, our primary business strategy is to acquire, fund and develop new systems and technologies in our field through investments in companies or products for which early stage product development has been completed, and to provide consulting services with respect to these systems and technologies. We prefer investments for which we can control the intellectual property of technologies that have emerged from research and initial development and are essentially market-ready. We also acquire companies with one or more technology products being developed that can benefit from the financial, technical and business development experience of our management to bring those products to market in a meaningful manner after they have been fully developed. Among other strategies, we may attempt to license or form third-party commercial partnerships based on these acquired technologies. Our corporate offices are located at Suite 770, 435 – 4th Avenue S.W., Calgary, Alberta, Canada T2P 3A8, and the telephone number there is (403) 206-3990. Our website is http://www.wescorpenergy.com.

In short, our goal is to generate enhanced capital appreciation for our shareholders by continuing to acquire, develop, and commercialize timely effective product solutions or strategic investment opportunities for energy-related applications that generate real returns with above-average cash flow and margins. To this end, during parts of 2009 we operated through five strategic Business Units, or SBUs, including; (i) our subsidiary, Flowstar Technologies Inc. (“Flowstar”); (ii) our joint venture with Ellycrack; (iii) our subsidiary, Wescorp Services, Inc. (“WSI”) operating Wescorp Navigator; (iv) our subsidiary Total Fluid Solutions Inc. (“Total Fluid”); and (v) our subsidiary Raider Chemical Corporation (“Raider”). We shut down operations of WSI on September 1, 2009, and divested ourselves from Ellycrack on September 16, 2009, and Flowstar on January 5, 2010.

Company Background

In 2004 and 2005, the Company recorded its first operating revenue from the acquired operating businesses of Flowstar Technologies Inc., Flowray and their affiliated companies.

Up until December 31, 2007, our sole source of revenue was from our subsidiary, Flowstar Technologies Inc., which produces advanced natural gas and gas liquids measurement devices based on a proprietary electronic flow meters and advanced turbine measurement technology. On January 5, 2010, Flowstar was sold to a full-service engineering firm based in Calgary Alberta, Canada.

From January 2008, Wescorp commenced earning revenue from the sale of oilfield chemicals and related products from its Raider Chemical Corporation business unit.

It is anticipated the Total Fluid business unit will commence generating revenue in the second quarter of 2010.

Plan of Operation for the Next Twelve Months

Results for 2009 were not as strong as hoped due to the downturn in Canadian gas drilling and exploration. Sales by Flowstar during the year ended December 31, 2009 decreased by approximately $1,933,000 from 2008 and the gross profit margin on those sales decreased by almost 17%. Management made the decision to sell off the division and on January 5, 2010, Flowstar was sold to a full-service engineering firm based in Calgary Alberta, Canada.

The Raider division has shown encouraging sales commencing in December 2009.

Field testing of the Total Fluid unit was completed in the fourth quarter of 2008. Wescorp has signed a Letter of Intent with Cancen Oil Canada Corporation (an oilfield waste management and processing company based in Western Canada) to install 12 units, at Cancen’s expense, on their sites. Wescorp and Cancen have a contract that calls for a certain split of the increased operating profit on the Cancen sites utilizing Wescorp’s technology.

Until a unit sale is finalized and the option to purchase additional units is exercised, there will be no revenue recognized from Total Fluid.

The Company as a whole has yet to reach profitability, and we experienced negative cash flows during the year ended December 31, 2009. If we continue to experience negative cash flows, then we will have to continue to fund our operations by the issuance of new equity and/or the assumption of debt. There is no assurance that we will be able to obtain the needed funding at a reasonable cost or at all.

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

As of April 1, 2010 Wescorp’s corporate employee count was five. Additionally, there may be services that Wescorp will contract out for, given the specialized nature of the business of Total Fluid Solutions. We anticipate that the specific nature of our capital assets, research and development, and employees could change as a result of any operating business that we may acquire.

Summary Financial Information – Fiscal Years 2008 – 2009 -Adjusted for Discontinued Operations

The following table sets forth selected financial data of the Company as of and for the years ended December 31, 2008 and 2009. The 2008 and 2009 results have been derived from the Company’s audited consolidated financial statements, which appear elsewhere in this Annual Report. The following unaudited summary financial information, in the opinion of management, has been prepared on the same basis as the audited financial statements and contains all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial condition and results of operations for such periods. The table sets forth, in U.S. dollars, the selected financial data as prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”).

The results for the periods presented are not necessarily indicative of the results that may be expected for any future period. The financial data should be read in conjunction with the Financial Statements of the Company and Notes thereto included elsewhere in our Form 10-K.

	Year ended December 31,
Statement of Operations	2009	2008
Revenue	$863,942	$1,006,261
Operating expenses	4,220,052	6,650,258
Loss from operations	(3,901,003)	(6,322,143)
Other loss	(2,231,424)	(1,605,863)
Loss from continuing operations	(6,132,427)	(7,928,006)
Loss from discontinued operations, net of tax	(922,493)	(331,016)
Net loss for the year	(7,054,920)	(8,259,022)
Weighted average shares	89,924,090	78,966,351
Outstanding
Loss from continuing operations per share	$(0.07)	$(0.10)
Net loss per share	$(0.08)	$(0.10)

	Year ended December 31,
Balance Sheet	2009	2008
Total assets	$1,003,740	$2,997,507
Current liabilities	10,541,496	11,010,940
Long term liabilities	1,663,422	16,708
Total stockholders deficit	(11,201,178)	(8,030,141)

Results from Operations – 2009 Compared to 2008 -Adjusted for Discontinued Operations

Revenues

Revenues decreased by $142,319, or 14%, to $863,942 for the year ended December 31, 2009 from $1,006,261 for the year ended December 31, 2008. Problems continue to be caused by reductions in well licensing, drilling activities, and capital spending, which continue to affect the Canadian natural gas industry. The average 2009 WTI oil prices and Nymex natural gas prices declined approximately 53% and 38% respectively from 2008 levels. Accordingly both well licensing and well completions are down for oil and gas wells in 2009 when compared to 2008.

Also contributing to the decrease in revenue is the decline in the Canadian dollar relative to the US dollar. The average exchange rate of the Canadian dollar for the US dollar decreased by approximately 6.8% for the year ended December 31, 2009 when compared with the exchange rate for same period in 2008. As virtually all revenue is from sales to customers in Canada, the decrease in the exchange rate had a significant impact on revenue for the year ended December 31, 2009.

Cost of Sales

As a percentage of revenues, 2009 cost of sales decreased to 63.1% versus 67.4% for the year ended December 31, 2008. A significant portion of the inventory is purchased from suppliers in the U.S.A. and the cost of these goods has been lower when compared to the prior year due to the period when the purchases were made and the change in the exchange rate as described below. In 2009 approximately 58% of the goods sold were acquired in the fourth quarter of 2009 and 45% of the goods sold were acquired in the corresponding period of 2008. The average exchange rate of the Canadian dollar for the US dollar increased by approximately 14.5% for the three months ended December 31, 2009 when compared with the exchange rate for same period in 2008.

Expenses

Operating expenses for the year ended December 31, 2009 show a decrease of $2,430,206 over 2008. The largest decreases in our operating expenses were in interest accreted on financial statements; wages and benefits; research and development; wages stock based; consulting stock based; advertising and investor relations; interest, finance, and bank charges; and directors fees as explained below.

To account for the issuance of the Company’s $400,000 non-convertible debentures that include attached warrants in the fourth quarter of the year ended December 31, 2007, a beneficial conversion feature of $100,000 was recorded as a debt discount and was amortized over the life of the debenture. An additional $109,465 was recorded as a debt discount related to debentures issued in 2008. As a result, $201,165 in interest accretion related to the debt discounts was charged to operations in the year ended December 31, 2008. In December 2007, an unsecured note (“FEP Note”), in the amount of approximately $2,696,980 (CAD $2,665,000), bearing no interest, was issued. The fair value of this note was computed as $2,183,635 using an imputed interest rate of 18.0%, which was assumed to represent the incremental borrowing rate of the Company. This resulted in $513,345 being recorded as a debt discount, which was amortized over the life of the note. During the year ended December 31, 2008, amortization of $402,911 related to the debt discount was recorded. Total costs for the accretion of interest related to financial instruments incurred in the year ended December 31, 2008 was $604,076. [During the year ended December 31, 2009, 600,000 new warrants valued at $108,900 were issued to debenture holders in exchange for their agreement to extend the due date of their debt instruments. This amount was charged to operations for year ended December 31, 2009.

Wages and benefits decreased to $874,413 during the year ended December 31, 2009 versus $1,327,488 during the year ended December 31, 2008, a decrease of $453,075. As most of the employees are paid in Canadian dollars, the Company realized a significant decrease in payroll costs due to the decrease in the Canadian dollar when compared to the US dollar as described above. Further savings can be attributed to not replacing employees who left the Company and the laying off of employees. Our Chief Operating Officer stopped receiving compensation effective August 31, 2009. In addition, commencing in October 2008 our Chief Financial Officer, who resigned in August 2009, was no longer receiving any compensation.

Costs for research and development dropped in the year ended December 31, 2009 to $140,406 compared to the $518,458 incurred in the year ended December 31, 2008. This decrease can be attributed to a reduction in the costs incurred to develop the H2Omaxx technology of Total Fluid as most of the development of this technology was completed in 2008.

During the year ended December 31, 2009, 500,000 options to purchase common shares pursuant to employment agreements for executive officers vested and were valued at $197,100. In the same period for 2008, 1,382,385 options to purchase common shares pursuant to employment agreements for executive officers vested and were valued at $493,200. Most of the decrease in the valuation of the stock options can be attributable to the lower number of stock options that vested in 2009 versus those that vested in 2008. Thus, the Company had a decrease of $296,100 in stock-based wages during the year ended December 31, 2009 when compared to the year ended December 31, 2008.

On December 31, 2008, 1,000,000 warrants with an exercise price of $0.15 per warrant were scheduled to expire. The expiration date on these warrants was extended to June 30, 2009. Due to the extension of the expiration date of these warrants a charge in the amount of $233,000 to reflect the fair value of the warrants was recorded as “consulting stock based” in the statement of operations during the year ended December 31, 2008 with no comparable expense in the year ended December 31, 2009.

Advertising and investor relations expenses decreased by $170,169 to $411,510 for the year ended December 31, 2009 versus $581,679 reported for the year ended December 31, 2008. This decrease is a direct result of significant costs that were incurred in 2008, particularly in the first quarter, for brand imaging and extensive promotion of the Wescorp Navigator product offerings that were not incurred in 2009. This includes the issuing of shares valued at $174,600 pursuant to consulting contracts for investor relations services in the year ended December 31, 2008, with no corresponding expense being incurred in the comparable 2009 period.

We incurred interest, finance and bank charges of $422,496 for the year ended December 31, 2009, compared to $529,255 incurred during the year ended December 31, 2008. Most of the decrease can be attributed to the reduction in interest-bearing debt from $4,044,880 at December 31, 2008, to $2,586,555 at December 31, 2009. Most of the reduction in debt is a result of the settlement of the $2,250,000 convertible debenture in exchange for 4,500,000 common shares of the Company on September 15, 2009. In addition, financing fees of $25,689 were incurred in the year ended December 31, 2009, versus the $73,618 incurred in the year ended December 31, 2008.

The Company decided to compensate outside directors in the form of shares commencing on April 1, 2006. During the year ended December 31, 2009, the Company had three outside directors being compensated with shares. Total directors fees incurred for the year ended December 31, 2009 were $53,992. The Company had three outside directors during the year ended December 31, 2008. Two of these directors were compensated for the year in the form of shares that resulted in $40,550 in directors’ fees being expensed for the year ended December 31, 2008. The third director was not originally being compensated with directors’ fees. During 2008, it was agreed that he would be compensated in shares for his past five years as well as the current year of service as a director. As a result an additional $111,000 was incurred in directors’ fees in the 2008 year end. The balance of directors’ fees in the amount of $8,389 for the year ended December 31, 2008 was incurred in relation to the Barbadian subsidiaries of the Company. In addition, fees for outside directors for the year ended December 31, 2009, are lower than what was incurred in the same period for 2008 as there has been a slight decrease in the market price of the Company’s shares during the year ended December 31, 2009, when compared to the same period in 2008.

Travel expenses during the year ended December 31, 2009, decreased by $99,775 versus the year ended December 31, 2008, a direct result of reduced marketing of Wescorp Navigator, and Wescorp in international markets. As a greater portion of the travel expenses in the current period were incurred in Canadian dollars instead of US dollars, some additional savings were also realized by the reduction in the exchange rate for the Canadian dollar. These savings were offset by a slight increase in travel expenses for Total Fluid in the amount of $3,446 in the year ended December 31, 2009, versus the same period for 2008. This increase in costs was directly related to the set up of the H2Omaxx unit in Kansas and to ensure it was operating adequately. Travel costs for Total Fluid increased to $85,676 in the year ended December 31, 2009 versus the $82,230 incurred in the same period for 2008.

Office expenses for the year ended December 31, 2009 were $348,898 compared to $436,868 for the year ended December 31, 2008. The decrease of $87,970 is a direct result of the decreased cost of rental space for the office in Houston, Texas, and decreased spending for the operations of Wescorp Navigator. There have also been reductions in cellular telephone charges, and software license fees. As a greater portion of the office expenses in the current period were incurred in Canadian dollars instead of US dollars, some additional savings were also realized by the reduction in the exchange rate for the Canadian dollar.

Legal and accounting costs for the year ended December 31, 2009 were $260,659, which was a decrease of $70,295 when compared to 2008. The decrease in 2009 is directly related to decreased audit fees and lower legal fees required for compliance with various regulatory filings, and for due diligence work undertaken with respect to potential business acquisitions and other contracts. These decreases were offset by partially higher costs related to SOX 404 compliance.

Depreciation and amortization expense for the year ended December 31, 2009 was $208,814 versus $248,375 for the year ended December 31, 2008, a decrease of $39,561. This decrease was a direct result of having fully depreciated property and equipment as at December 31, 2008 that were still being utilized by the Company in the year ended December 31, 2009. The value of property and equipment that was not fully depreciated at December 31, 2008 was higher than at December 31, 2009.

The above decreases in costs and expenses were partially offset by the following increases in costs and expenses.

Consulting fees incurred in the current year in the amount of $639,916 were $48,494 higher than the $591,422 incurred in 2008. The increase is can be attributed to the exercise of cashless warrants issued for consulting services that were valued at $136,850 during the year ended December 31, 2009. No similar transaction was incurred in the same period for 2008. Included in the costs for consulting in the year ended December 31, 2009 was $265,050 for the value of shares issued pursuant to consulting agreements. Only $106,200 in corresponding costs for consulting fees paid with shares were incurred in the year ended December 31, 2008.

The increases were offset by having fewer contracts with consultants in the year ended December 31, 2009 when compared to 2008. The costs associated with the new consulting contracts that did not exist in the year ended December 31, 2008 were for lower amounts than those that have terminated since December 31, 2008.

During the year ended December 31, 2009, 1,275,000 options to purchase common shares pursuant to investor relations agreements vested and were valued at $262,200. In the same period for 2008, 1,100,000 options to purchase common shares pursuant to investor relations agreements vested and were valued at $226,600. Thus, the Company had an increase of $45,100 in stock-based advertising and investor relations costs during the year ended December 31, 2009 when compared to year ended December 31, 2008.

Insurance expense for the year ended December 31, 2009 was $88,211 compared to $ 76,132 for the year ended December 31, 2008. The decrease is due to a reduction in our premium for our comprehensive insurance partially offset by a slight increase in our directors’ and officers’ liability insurance.

Other Income and Expenses

For the year ended December 31, 2009, other expenses have increased by $648,061 from 2008.

We did not deliver free-trading shares called for under Tranche 2, Stage Three of the agreement to acquire Vasjar. Under the terms of the agreement, we are required to pay the former Vasjar shareholders additional Wescorp common shares for the year ended December 31, 2009. This resulted in an estimated accrual of $3,261,762 being recorded for the year ended December 31, 2009, and $1,416,476 for the year ended December 31, 2008, which reflects the increase in shares needed to be delivered and the closing trading price of Wescorp shares as at December 31, 2009.

The foreign currency loss of $110,471 for the year ended December 31, 2009 is a direct result of the Canadian dollar being stronger than the U.S. dollar at December 31, 2009 when compared to December 31, 2008. Many payables are denominated in Canadian dollars and as that currency strengthens exchange losses result when payables are settled. The foreign currency gain of $41,755 for the year ended December 31, 2008 is a direct result of the timing as to when the Canadian dollar weakened against the U.S. dollar during the year. The Canadian dollar dropped significantly in the fourth quarter of 2008. Many payables are denominated in Canadian dollars and as that currency weakens exchange gains result when payables are settled. Wescorp had a short-tem investment, redeemed in June 2008, of approximately $1,472,000 denominated in Canadian dollars which decreased in value as the Canadian dollar weakened against the U.S. dollar. At the date the short-term investment was redeemed the exchange rate had decreased slightly from the rate in effect at December 31, 2007. Some of the gains incurred in 2008 were offset, by the exchange loss incurred when the short-term investment was settled.

Another charge that contributed significantly to the “other expense” for the year ended December 31, 2009 was the impairment in the value of the equipment used in the water remediation business unit in the amount of $381,706. This write down was necessary as the equipment used in the water remediation business unit has not demonstrated that the sum of the expected undiscounted future cash flows for these assets is greater than the carrying amount of the assets. The impairment loss is measured as the excess of the carrying amount of the assets over the estimated fair value of the assets. No comparable expense was incurred in the year ended December 31, 2008.

During the year ended December 31, 2009, it was determined that the subscriptions receivable in the amount of $22,500 was not collectable. Accordingly this amount has been written off and charged as an expense in the year ended December 31, 2009. No comparable expense was incurred in the year ended December 31, 2008.

The gain on the settlement of debt in the amount of $1,522,515 incurred in the year ended December 31, 2009, is the result of two transactions. On September 16, 2009, a settlement agreement was reached with Ellycrack A/S. As part of this agreement net debt in the amount of $213,855 relating to payables and accrued liabilities was deemed to be paid for nil consideration and resulted in a gain on the settlement of debt. On September 15, 2009, the Company settled the $2,250,000 principal balance of a debenture in exchange for 4,500,000 common shares of the Company. At the date of this transaction the closing market price of these shares was $0.265 per share. The value of the shares at the settlement date was $1,192,500 and as a result a gain on the settlement of debt in the amount of $1,057,500 was realized during the period. In addition, the accrued interest on the $2,250,000 debenture in the amount of $512,260 was forgiven in exchange for 2,250,000 warrants which were valued at $261,100 which resulted in a gain of the settlement of debt in the amount of $251,160. During 2008, an agreement was reached with 788691 Alberta Ltd. where it was agreed that the total outstanding balance related to this agreement for consulting fees was $100,000 for which 250,000 units as described above would be issued to settle this balance. On December 19, 2008, 225,000 units were issued. As a result of the Company has recorded a gain on the settlement of debt in the amount of $290,000 in the Statement of Operations to reflect the reduction in the over-accrual for consulting fees incurred in prior years.

An additional charge that contributed significantly to the “other expense” for the year ended December 31, 2008 was the impairment in the value of the Company’s investment in Ellycrack AS in the amount of $538,186. This write down was necessary as management has not been able to obtain satisfactory evidence to support the carrying value of the investment.

During the year ended December 31, 2008, $68,540 was expensed as a write down of other receivables. This write down was necessary as management has not been able to obtain satisfactory evidence to support the collectability of this receivable.

Interest income for the year ended December 31, 2008 is directly related to the short-term investment made in June 2007. This short-term investment was redeemed in June of 2008; therefore no corresponding interest income was earned in the same period for 2009.

The gain on the disposal of investment in the amount of $37,838 for the year ended December 31, 2008 is the direct result of disposing of 4.5% of the investment in Tarblaster AS.

Loss from Discontinued Operations

During year ended December 31, 2009 the Company determined to leave the natural gas flow measurement business to focus on developing its drilling related products and related services business, and its water remediation technology. In January 2010, the Company sold a substantial portion of its assets related to the natural gas flow measurement business to a non-related full service engineering firm based in Calgary, Alberta Canada. The Company had sold its natural gas flow measurement systems through its subsidiary Flowstar. After taxes, the Company had a loss from discontinued operations of $922,493 in the year ended December 31, 2009 compared to $331,016 for the year ended December 31, 2008. The Company has reclassified the operating results of this business unit as discontinued operations as they are material to the Company's consolidated financial statements.

Net Loss

The decrease in the net loss for the year ended December 31, 2009 to $7,077,420 compared to a net loss of $8,259,022 for the same period during 2008 is due to the net effect of the decrease of $2,430,206 in operating expenses, partially offset by the decrease in gross profit of $9,066, the increase of $648,061 in other expenses, and the increase in the loss from discontinued operations of $591,477, as explained above.

Liquidity and Capital Resources – 2009 Compared to 2008

From inception, we have been dependent on investment capital and debt financing as our primary sources of liquidity. Prior to our acquisition of Flowstar in 2004, we had not generated any revenue or income from our operations. We had an accumulated deficit at December 31, 2009 of $54,192,678.

Our cash position at December 31, 2009 decreased to $118,286 from the $429,171 balance we had at December 31, 2008.

We used cash in operations of $2,608,992 in 2009 compared to $3,136,092 during 2008. Most of this amount relates to the operating loss adjusted for non-cash items totaling $2,910,702 for the year ended December 31, 2009 (2008 -$3,980,708). Changes in operating assets and liabilities are explained below.

We also had a net outflow of cash of $2,950 from investing activities for the year ended December 31, 2009, compared to a net inflow of cash of $1,438,161 for the year ended December 31, 2008. Cash of $2,950 was utilized to purchase plant and equipment (December 31, 2008 – $72,547). During the year ended December 31, 2007, an investment in a short-term interest bearing deposit in the amount of $1,472,223 was made. This investment was disposed of in the year ended December 31, 2008 for proceeds of $1,472,223. Other cash inflows in 2008 were from proceeds in the amount of $38,485 from the disposition of 4.5% of the investment in Tarblaster AS.

The net cash used in operating and investing activities was funded with $2,299,596 from financing activities for the year ended December 31, 2009 (December 31, 2008 – $1,981,222). The cash flow from financing activities for the year ended December 31, 2009 was primarily a result of:

  The issuance of stock in the amount of consideration equal to $939,231, as compared to $2,090,634 for 2008;
  No cash was received on the exercise of warrants for which shares were not yet issued in 2009, as compared to $89,152 for 2008; and
  Proceeds received from a private placement prior to issuing shares in the amount of $386,648, as compared to $77,664 proceeds for 2008.

In the year ended December 31, 2009, we incurred debt of $671,594 from new notes payable, as compared to $1,205,982 received in 2008.

In the year ended December 31, 2008, we incurred debt of:

  $460,000 on the issuance of debentures payable;
  $30,027 in interest owed to a company controlled by a director of Wescorp; and
  100,000 from a note payable owed to a director of Wescorp in 2008.

During the year ended December 31, 2009, the Company had to repay debentures in the amount of $100,000 (2008 – $488,519).  In the year ended December 31, 2008, the Company had to repay notes payable in the amount of $1,555,756.  The Company also incurred $25,000 in private placement issuance costs during the year ended December 31, 2008.

At the end of fiscal 2009, we had current assets totaling $927,696 compared to $2,236,580 at the end of fiscal 2008. This decrease is a direct result of decreases in cash and current assets of discontinued operations, offset by increases in accounts receivable, and minor increases in inventories, and prepaid expenses. The current assets of discontinued operations reflect the write-down the specific assets related to this sale to their estimated fair value less cost to sell at December 30, 2009. Accounts receivable balances have increased due to greater sales activity in December 2009 by Raider when compared to the same month in 2008.

Our investment in equipment at the end of fiscal 2009 decreased to $33,888 compared to $621,458 in 2008. This decrease is primarily due to the impairment in the value of the equipment used in the water remediation business unit in the amount of $381,706. In addition, the Company made a substantial decrease in its investment in property and equipment in the year ended December 31, 2009. Additional equipment acquired during the year ended December 31, 2008 was only $2,950 while $72,547 was invested in equipment for the year ended December 31, 2008.

The balance in equipment of discontinued operations at December 31, 2009 has decreased to $12,564 from the $109,877 at December 31, 2008 as these assets have been adjusted to their estimated fair value less cost to sell at December 30, 2009.

The Company had $10,541,496 in current liabilities at the end of fiscal 2009 compared to $11,010,940 at the end of fiscal 2008. A large portion of this decrease is due to the settlement of a convertible debenture in the amount of $2,250,000 in exchange for 4,500,000 common shares of the Company. Decreases in accounts payable and accrued liabilities in the amount of $322,423, and the current portion of notes payable in the amount of $679,262 have also decreased this balance. Additional penalties related to the penalty shares issuable pursuant to the Vasjar agreement in the amount of $3,261,762 are included in penalty share obligation. The cumulative penalty share obligation at the end of fiscal 2009 is estimated at $5,388,236 and represents a non-financial obligation of the Company. The fair value of the original 800,000 shares owed for the agreement payable has been determined to be $232,000, a reduction of $64,000 from the amount included in the balance at December 31, 2008. During the current year, debentures in the amount of $100,000 were repaid. Since a significant portion of the debentures are denominated in Canadian dollars the value of those debentures in United States dollars has increased by $24,308 compared to their balance at December 31, 2008 due to the increase in the exchange rate for the Canadian dollar.

We had long-term liabilities of $1,663,422 at the end of fiscal 2009 compared to $16,708 at the end of fiscal 2008. This increase is due to the renegotiation of $1,537,688 in notes payable so that the terms of these notes made them long-term liabilities. During the year ended December 31, 2009, $7,851 relating to the notes payable of discontinued operations was repaid.

OFF BALANCE SHEET ARRANGEMENTS

The Company does not have any off-balance sheet arrangements.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements required by this Item begin on Page F-1 of this Form 10-K, and include:

  the report of independent registered public accounting firm;
  consolidated balance sheets as of December 31, 2009 and 2008;
  consolidated statements of operations and comprehensive loss, stockholders' deficit and cash flows for the years ended December 31, 2009 and 2008; and
  notes to the consolidated financial statements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of Wescorp Energy Inc.

We have audited the accompanying consolidated balance sheets of Wescorp Energy Inc. as of December 31, 2009 and 2008 and the related consolidated statements of operations and comprehensive loss, stockholders’ deficit and cash flows for the years ended December 31, 2009 and 2008. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position of Wescorp Energy Inc. as of December 31, 2009 and 2008 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has not generated profits since inception, has incurred losses in developing its business, and further losses are anticipated. The Company requires additional funds to meet its obligations and the costs of its operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in this regard are described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ DMCL

DALE MATHESON CARR-HILTON LABONTE LLP
CHARTERED ACCOUNTANTS

Vancouver, Canada
April 12, 2010

WESCORP ENERGY INC.
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2009	2008
ASSETS
CURRENT ASSETS
Cash	$118,286	$429,171
Accounts receivable	258,739	163,251
Inventories	51,285	48,307
Prepaid expenses	14,345	10,829
Current assets of discontinued operations	485,041	1,585,022
TOTAL CURRENT ASSETS	927,696	2,236,580

EQUIPMENT	33,888	621,458

EQUIPMENT, DISCONTINUED OPERATIONS	12,564	109,877

OTHER ASSETS
Investments	29,592	29,592

TOTAL ASSETS	$1,003,740	$2,997,507

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$1,125,493	$1,154,148
Accrued liabilities	716,965	1,010,733
Current portion of notes payable	600,445	1,279,707
Penalty share obligation	5,388,236	2,190,474
Due to related parties	101,397	201,397
Related party note payable	1,924,681	1,924,681
Convertible debentures	90,000	2,340,000
Debentures payable	217,213	292,905
Current liabilities of discontinued operations	385,923	625,752
TOTAL CURRENT LIABILITIES	10,550,353	11,010,940

LONG-TERM LIABILITIES
Notes payable, net of current portion	1,537,688	-
Due to related parties	116,877	-
Notes payable of discontinued operations, net of current portion	-	7,851
TOTAL LONG-TERM LIABILITIES	1,654,565	16,708

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, 50,000,000 shares authorized, par value; no shares issued	$0.0001
Common stock, 250,000,000 shares authorized, $0.0001 par value; 97,220,842 and 88,152,557 shares issued and outstanding, respectively	9,722	8,815
Additional paid-in capital	41,800,107	38,745,266
Deferred compensation	(33,543)	(57,418)
Private placement and warrant subscriptions	922,333	188,664
Subscription receivable	-	(22,500)
Shares issuable	230,957	166,462
Accumulated other comprehensive income	84,424	78,328
Accumulated deficit	(54,215,178)	(47,137,758)
TOTAL STOCKHOLDERS' DEFICIT	(11,201,178)	(8,030,141)

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY	$1,003,740	$2,997,507

The accompanying notes are an integral part of these consolidated financial statements.

WESCORP ENERGY INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Year Ended December 31,
	2009	2008

REVENUES	$863,942	$1,006,261

COST OF SALES	544,893	678,146

GROSS PROFIT	319,049	328,115

EXPENSES
Wages and benefits	874,413	1,327,488
Wages stock based	197,100	493,200
Consulting	639,916	591,422
Consulting stock based	-	233,000
Research and development	140,406	518,458
Office	348,898	436,868
Advertising and investor relations	411,510	581,679
Advertising and investor relations - stock based	271,700	226,600
Travel	193,037	292,812
Legal and accounting	260,659	330,954
Insurance	88,211	76,132
Depreciation and amortization	208,814	248,375
Interest, finance and bank charges	422,496	529,255
Directors fees	53,992	159,939
Interest accreted on financial instruments	108,900	604,076
TOTAL OPERATING EXPENSES	4,220,052	6,650,258

LOSS FROM OPERATIONS	(3,901,003)	(6,322,143)

OTHER INCOME (EXPENSE)
Penalty for late delivery of shares	(3,261,762)	(1,416,476)
Foreign currency translation gain (loss)	(110,471)	41,755
Interest and other income	-	47,746
Gain on settlement of debt	1,522,515	290,000
Loss on impairment in value of equipment	(381,706)	-
Gain on disposal of investments	-	37,838
Loss on impairment in value of investment	-	(538,186)
Write down of subscriptions receivable	(22,500)	-
Write down of other receivables	-	(68,540)
TOTAL OTHER EXPENSE	(2,253,924)	(1,605,863)

LOSS FROM CONTINUING OPERATIONS	(6,154,927)	(7,928,006)

LOSS FROM DISCONTINUED OPERATIONS, net of tax	(922,493)	(331,016)

NET LOSS	$(7,077,420)	$(8,259,022)

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation gain (loss)	(57,904)	127,137
Unrealized gain on financial instruments	64,000	56,000
	6,096	183,137

OTHER COMPREHENSIVE INCOME LOSS	$(7,071,324)	$(8,075,885)

LOSS FROM CONTINUING OPERATIONS PER SHARE (BASIC AND DILUTED)	$(0.07)	$(0.10)

LOSS FROM DISCONTINUED OPERATIONS PER SHARE (BASIC AND DILUTED)	$(0.01)	$-

WEIGHTED AVERAGE NUMBER COMMON SHARES OUTSTANDING - BASIC AND DILUTED	89,924,090	78,966,351

The accompanying notes are an integral part of these consolidated financial statements.

     WESCORP ENERGY INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT

							Funds		Accumulated	Total
	Common Stock		Additional				Received		Other	Stockholders'
	Number		Paid-in	Deferred	Shares	Subscription	for Exercise	Accumulated	Comprehensive	Equity
	of Shares	Amount	Capital	Compensation	Issuable	Receivable	of Warrants	Deficit	Income (Loss)	(Deficit)
Balance, December 31, 2007	75,238,223	$7,521	$32,388,025	$(98,301)	$1,250,000	$(22,500)	$221,889	$(38,878,733)	$(104,809)	$(5,236,908)
Common stock issued for private placement at $0.50 per unit	2,500,000	250	1,249,750	-	(1,250,000)	-	-	-	-	-
Common stock issued for private placement at $0.40 per unit	5,226,584	523	2,087,149	-	-	-	-	-	-	2,087,672
Common stock issued for consulting fees at $0.36 per share	100,000	10	35,990	-	-	-	-	-	-	36,000
Common stock issued for investor relation fees at $0.396 per share	100,000	10	39,590	-	-	-	-	-	-	39,600
Common stock issued for investor relation fees at $0.36 per share	375,000	38	134,962	-	-	-	-	-	-	135,000
Fair value of common stock issued for financing fees at $0.50
per share	125,000	13	62,487	-	-	-	(62,500)	-	-	-
Common stock issued for consulting fees at $0.351 per share	200,000	20	70,180	-	-	-	-	-	-	70,200
Common stock issued for director's fees at $0.28 per share	50,000	5	13,995	(3,500)	-	-	-	-	-	10,500
Shares to be issued for director's fees at $0.37 per share	-	-	-	-	111,000	-	-	-	-	111,000
Amortization of deferred share compensation	-	-	-	44,383	-	-	-	-	-	44,383
Common stock issued to settle wages payable at $0.2176 per share	377,203	38	82,041	-	-	-	(82,079)	-	-	-
Common stock issued to settle debt at $0.40 per share	2,385,547	239	953,980	-	-	-	-	-	-	954,219
Common stock issued to settle amounts owing to related parties
at $0.40 per share	1,475,000	148	589,852	-	-	-	-	-	-	590,000
Fair value of warrants attached to debt issued in year	-	-	109,465	-	-	-	-	-	-	109,465
Stock-based compensation	-	-	952,800	-	-	-	-	-	-	952,800
Proceeds received from exercise of warrants prior to issuance	-	-	-	-	-	-	89,152	-	-	89,152
Proceeds received from private placement prior to issuance	-	-	-	-	77,664	-	-	-	-	77,664
Financing fees on private placement	-	-	(25,000)	-	-	-	-	-	-	(25,000)
Foreign currency translation gain	-	-	-	-	-	-	-	-	127,137	127,137
Unrealized gain on adjustment of agreement payable to fair
market value	-	-	-	-	-	-	-	-	56,000	56,000
Net loss	-	-	-	-	-	-	-	(8,259,025)	-	(8,259,025)
Balance, December 31, 2008	88,152,557	8,815	38,745,266	(57,418)	188,664	(22,500)	166,462	(47,137,758)	78,328	(8,030,141)
Common stock issued for private placement at $0.40 per unit	2,005,000	201	791,694	-	(77,664)	-	-	-	-	714,231
Common stock issued for private placement at $0.25 per unit	1,060,000	106	264,894	-	-	-	-	-	-	265,000
Common stock issued for consulting fees at $0.351 per share	400,000	40	140,360	-	-	-	-	-	-	140,400
Common stock issued for consulting fees at $0.342 per share	100,000	10	34,190	-	-	-	-	-	-	34,200
Common stock issued for consulting fees at $0.243 per share	50,000	5	12,145	-	-	-	-	-	-	12,150
Common stock issued for consulting fees at $0.261 per share	300,000	30	78,270	-	-	-	-	-	-	78,300
Common stock issued for consulting fees at $0.27 per share	150,000	15	40,485	-	-	-	(29,667)	-	-	10,833
Common stock issued for director's fees at $0.29 per share	50,000	5	14,495	(3,625)	-	-	-	-	-	10,875
Common stock issued to settle debt at $0.265 per share	4,500,000	450	1,192,050	-	-	-	-	-	-	1,192,500
Common stock issued to settle wages payable at $0.2475 per share	453,285	45	112,143	-	-	-	(112,188)	-	-	-
Amortization of deferred share compensation	-	-	-	27,500	-	-	-	-	-	27,500
Fair value of warrants attached to debt issued in year	-	-	108,900	-	-	-	-	-	-	108,900
Stock-based compensation	-	-	468,800	-	-	-	-	-	-	468,800
Proceeds received from exercise of warrants prior to issuance	-	-	-	-	-	-	206,350	-	-	206,350
Proceeds received from private placement prior to issuance	-	-	-	-	386,648	-	-	-	-	386,648
Financing fees on private placement	-	-	(464,685)	-	424,685	-	-	-	-	(40,000)
Gain on settlement of debt exchanged for warrants	-	-	261,100	-	-	-	-	-	-	261,100
Write down of subscriptions receivable	-	-	-	-	-	22,500	-	-	-	22,500
Foreign currency translation gain	-	-	-	-	-	-	-	-	(57,904)	(57,904)
Unrealized gain on adjustment of agreement payable to fair
market value	-	-	-	-	-	-	-	-	64,000	64,000
Net loss	-	-	-	-	-	-	-	(7,077,420)	-	(7,077,420)
Balance, December 31, 2009	$97,220,842	$9,722	$41,800,107	$(33,543)	$922,333	$-	$230,957	$(54,215,178)	$84,424	$(11,201,178)

The accompanying notes are an integral part of these consolidated financial statements.

WESCORP ENERGY INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(7,077,420)	$(8,259,022)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	208,814	248,375
Stock-based compensation	468,800	952,800
Interest accreted on financial instruments	108,900	604,076
Write down of other receivables	-	68,540
Gain on disposal of investment	-	(37,838)
Loss on impairment in value of investment	-	538,186
Loss on impairment in value of equipment	381,706	-
Fair value of common stock issued for services	286,758	402,300
Gain on settlement of debt	(1,522,515)	(290,000)
Amortization of deferred share compensation	27,500	44,383
Penalty for late delivery of shares	3,261,762	1,416,476
Write down of subscriptions receivable	22,500	-
Loss from discontinued operations	922,493	331,016
Changes in operating assets and liabilities:
Accounts receivable	(95,488)	(83,428)
Inventories	(2,978)	(48,308)
Prepaid expenses	(3,516)	28,675
Accounts payable and accrued liabilities	805,815	947,677
Net cash used in operating activities	(2,206,869)	(3,136,092)
CASH FLOWS FROM INVESTING ACTIVITIES:
Increase in short-term investment	-	1,472,223
Purchase of equipment	(2,950)	(72,547)
Proceeds from disposition of investment	-	38,485
Net cash used in investing activities	(2,950)	1,438,161
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on notes payable	-	(1,555,756)
Proceeds from notes payable	671,599	1,205,982
Proceeds from debentures payable	-	460,000
Repayments on debentures payable	(100,000)	(488,519)
Increase in amounts due to related parties	-	130,027
Proceeds received from exercise of warrants prior to issuing shares	-	89,152
Proceeds from issuance of common stock	939,231	2,087,672
Proceeds received from private placement	386,648	77,664
Private placement issuance costs	-	(25,000)
Net cash provided by financing activities	1,897,473	1,981,222
CASH FLOWS FROM (USED BY) DISCONTINUED OPERATIONS	15,840	(256,726)
Effect of exchange rates	(14,379)	(53,266)
Net decrease in cash	(310,885)	(26,701)
Cash, beginning	429,171	455,872
Cash, ending	$118,286	$429,171
SUPPLEMENTAL CASH FLOW DISCLOSURES:
Cash paid for:
Interest	$63,073	$471,270
Income taxes	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

WESCORP ENERGY INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

	Years Ended December 31,
	2009	2008

NON-CASH INVESTING AND FINANCING ACTIVITIES:

Shares issued to settle accounts payable	$112,188	$82,079
Common stock issued to settle converitble debentures	$1,192,500	$-
Common stock issued to settle debt	$-	$954,219
Common stock issued to settle related party balances	$-	$590,000
Private placement issuance costs	$474,790	$-

The accompanying notes are an integral part of these consolidated financial statements.

WESCORP ENERGY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009

NOTE 1 – NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Wescorp Energy Inc. (the “Company”) was incorporated in Delaware on August 11, 1998. The Company acquires, develops, and commercializes technologies that are designed to improve the management and environmental and economic performance of field operations for energy producers. The Company’s business model is to acquire, fund and develop new systems and technologies in this field through investments in companies or products where early stage product development has been completed.

Flowstar Technologies Inc. and Flowray Inc. (collectively called “Flowstar”) are involved in the development and marketing of products for the petroleum and gas industries. Flowstar has generated revenues from the sale of electronic metering systems, related accessories, and service of the systems but has not realized profitable operations to date.. On January 5, 2010, the Company discontinued its Flowstar operations and sold certain assets related to this business (See Note 13). Accordingly, the operations of Flowstar have been disclosed as discontinued operations for 2009 and 2008.

The Company is also in the business of cementing and stimulation of chemical products through its subsidiary Raider Chemical Corporation . This is the Company’s only continuing source of revenue in 2010.

On January 5, 2010, the Company discontinued its Flowstar operations and sold certain assets related to this business (See Note 13).

Going Concern

These consolidated financial statements have been prepared under the assumption that the Company will continue on a going concern basis and that it will be able to realize assets and discharge liabilities in the normal course of business. As reported in the accompanying financial statements, the Company has an accumulated deficit of $54,215,178 and a working capital deficiency of $9,622,657 through December 31, 2009. The financial statements do not include any adjustments relating to the recoverability, secured creditor realizations and classification of recorded assets, or the amounts and classification of liabilities, and the penalty share obligation that might be necessary in the event the Company cannot continue as a going concern.

The Company’s continuance as a going concern is dependent upon its ability to continue to raise financing to fund ongoing losses until the Company generates sufficient revenue to achieve profitable operations in the future. Management believes the Company will attain these goals by expanding its revenue base, seeking additional capital from new equity or debt securities offerings that will provide funds needed to increase liquidity, fund internal growth and fully implement its business plan. The Company’s continuance as a going concern is also dependent settlement of their debt obligations in default (See Notes 8 and 11) and the Company’s penalty share obligation (See Note 7).

Through the next fiscal year, management estimates that significant additional funding is necessary to continue operations, expand markets for the Company’s chemical business, and create and further advance the water remediation technologies acquired in December 2007. The timing and amount of capital requirements, including the ability to raise capital, will depend on a number of factors, including demand for products and services and the availability of opportunities for international expansion through affiliations and other business relationships, and in particular settlement of obligations noted above.

Subsequent Events

The Company has evaluated subsequent events through the date of issuance of these audited consolidated financial statements. During this period, the Company did not have any material recognizable subsequent events.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

These consolidated financial statements and related notes are presented in accordance with U.S. generally accepted accounting principles (“GAAP”), and are expressed in United States dollars. These financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany transactions and balances have been eliminated.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting year. The Company regularly evaluates estimates and assumptions. The Company bases its estimates and assumptions on current facts, historical experience and various other factors it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources.

The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected. The most significant estimates with regard to these financial statements relate to determining the useful lives of equipment and intangible assets, fair values of investment and technology rights, fair value of financial instruments, stock-based transactions, penalty share obligation and deferred income tax rates.

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

During the year ended December 31, 2009, sales to two customers accounted for 87% and 12% of sales, respectively. During the year ended December 31, 2008, sales to one customer accounted for 99% of sales.

Inventories

Inventories consist of raw materials and finished goods which are stated at the lower of cost, determined on a weighted average basis, and net realizable value.

Equipment

Equipment is initially stated at cost. Depreciation is provided using the straight-line method. Leasehold improvements are amortized using the straight-line method over the estimated useful life of the asset or the term of the lease, whichever is shorter. Maintenance and repairs are expensed as incurred. Replacements and betterments are capitalized.

The Company evaluates the recoverability of equipment when changes in events or circumstances indicate that such assets might be impaired. The Company determines impairment by comparing the undiscounted future cash flows estimated to be generated by these assets to their respective carrying amounts. Management has determined that an impairment of tools and equipment in the amount of $381,706 has occurred as of December 31, 2009.

Assets Held for Sale.

In January 2010, the Company entered into an agreement to sell specific assets of Flowstar and accordingly the Company has presented the results of operations for the Flowstar business unit as discontinued operations.

The Company classifies an asset as held for sale in the period during which each of the following conditions are met: (a) management has committed to a plan to sell the asset; (b) the asset is available for immediate sale in its present condition; (c) an active search for a buyer has been initiated; (d) completion of the sale of the asset within one year is probable; (e) the asset is being marketed at a reasonable price; and (f) no significant changes to the plan of sale are expected.

Revenue and Cost Recognition

The Company recognizes revenue when the customer has accepted delivery of the product, has agreed it meets their requirements, when no significant contractual obligations for completion remain, and collection is reasonably assured. Revenue is reported net of a provision for estimated product returns. All amounts billed to customers related to shipping and handling are classified as revenues. The Company sells its products directly, using in-house sales employees. Cost of sales is primarily made up of direct product costs, shipping, and handling.

Product Warranties

The Company sells the majority of its products with one-year unconditional repair or replacement warranties. Warranty expense is included in cost of sales. Management does not consider the Company to be at significant risk for warranty claims.

Income Taxes

Income taxes are determined using the liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using the enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes that date of enactment. In addition, a valuation allowance is established to reduce any deferred tax asset for which it is determined that it is more likely than not that some portion of the deferred tax asset will not be realized.

Loss per Share

Loss per share is computed by dividing net income available to common shareholders by the weighted average common shares outstanding for the period. Loss per share reflects the potential dilution of securities that could share in the earnings of an entity similar to fully diluted earnings per share. Although there were common stock options and warrants outstanding at December 31, 2009 and 2008, they were not included in the calculation of loss per share because they are anti-dilutive.

Stock-Based Compensation

The Company records compensation expense in the financial statements for share based payments using the Black-Scholes fair value method at the time at grant.

Fair Value of Financial Instruments

The estimated fair values for financial instruments are determined at discrete points in time based on relevant market information. These estimates involve uncertainties and cannot be determined with precision. The estimated fair value of cash, accounts receivable, prepaid expenses, accounts payable, accrued liabilities, notes payable, due to related parties and debentures approximates their carrying value due to their short-term nature, unless otherwise stated.

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

Reclassifications

Certain amounts from prior periods have been reclassified to conform to the current period presentation Recently Issued Accounting Pronouncements

The Company has reviewed recently issued accounting pronouncements and plans to adopt those that are applicable to it. It does not expect the adoption of these pronouncements to have a material impact on its financial position, results of operations or cash flows.

NOTE 3 – INVENTORIES

The components of inventory at December 31, 2009 and 2008 were as follows:

	2009	2008
Finished goods	$11,848	$2,106
Raw materials	39,437	46,201
	$51,285	$48,307

NOTE 4 – EQUIPMENT

Equipment consisted of the following as at December 31, 2009 and 2008:

	2009	2008
Computer hardware	$31,812	$31,812
Computer software	66,042	66,042
Office equipment	7,228	7,228
Tools and equipment	157,002	783,803
	262,084	888,885
Less: accumulated depreciation	228,196	267,427
	$33,888	$621,458

Depreciation expense for the years ended December 31, 2009 and 2008 was $208,814 and $248,375, respectively. Loss on impairment in value of equipment for the years ended December 31, 2009 and 2008 was $381,706 and $nil, respectively.

NOTE 5 – INVESTMENTS

The components of investments which are carried at cost at December 31, 2009 and 2008 were as follows:

	2009	2008
Eureka Oil AS	$15,840	$15,840
Tarblaster AS	13,752	14,399
	$29,592	$29,592

Investment in Ellycrack AS

At December 31, 2008, the Company’s investment in Ellycrack AS was fully impaired resulting in an impairment loss on the investment in the amount of $538,186 for the year ended December 31, 2008.

Investment in Tarblaster AS

During the year ended December 31, 2008, the Company sold 40,500 shares of Tarblaster AS for proceeds of $38,485.

NOTE 6 – NOTES PAYABLE

The following comprise the Company’s short-term notes payable at December 31, 2009 and 2008:

	2009	2008
Notes payable – Interest at 0.0%, unsecured, due on demand	$22,475	$22,475
Note payable – Interest at 10.0%, unsecured, due on demand (a)	423,380	910,578
Note payable – Interest at 14.0%, unsecured, due September 15, 2011 (b)	-	300,000
Note payable – Interest at 0.0%, unsecured, due on demand	54,590	46,654
Note payable – Interest at 14.0%, unsecured, due on demand (c)	100,000	-
	$600,445	$1,279,707

The following comprise the Company’s long-term notes payable at December 31, 2009 and 2008:

	2009	2008
Note payable – Interest at 14.0%, unsecured, due September 15, 2011 (b)	$330,723	$-
Note payable – Interest at 10.0%, unsecured, due September 15, 2011 (a)	1,206,965	-
	$1,537,688	$-

(a)

During the year ended December 31, 2009, the Company received net proceeds in the amount of $582,172. $1,058,792 of this amount, plus $148,173 in accrued interest, was converted to long term notes payable.

(b)	During the year ended December 31, 2009, the Company converted $300,000, plus $30,723 in accrued interest, to long term notes payable.

(c)	During the year ended December 31, 2009, the Company received $100,000 in proceeds in exchange for issuing a note receivable.

NOTE 7 – PENALTY SHARE OBLIGATION

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

On April 1, 2007, the Company was not able to deliver 800,000 free-trading shares called for under the purchase agreement to acquire Vasjar, and thus the Company is obligated to issue the former Vasjar shareholders an additional 10% penalty common shares of the Company, compounded monthly, for each month that the free-trading shares are not delivered resulting in a charge to operations for the fair value of these penalty common shares. To date, no shares have been issued and the Company has been unable to reach a mutually acceptable settlement with the Vasjar shareholders.

The penalty common shares under this stage resulted in a charge to operations of $3,261,762 for the year ended December 31, 2009 (2008-$1,416,476). As at December 31, 2009, the Company has recorded an estimated aggregate of 18,580,124 in common shares valued at $5,388,236. The cumulative amount accrued for the obligation has been recorded based on the quoted market price at December 31, 2009 multiplied by the aggregate share amount. The obligation does not represent a financial instrument and fair value has not been determined.

There is a measurement uncertainty as to the actual value of this obligation as it is impacted by the market price of the common shares. Accordingly, the actual loss from the Vasjar purchase agreement is contingent upon future events which cannot be reasonably measured at this time.

NOTE 8 –DEBENTURES

Convertible debentures

The following comprise the convertible debentures at December 31, 2009 and 2008:

	2009	2008
Convertible debenture (a)	$-	$2,250,000
Convertible debenture - Interest at 14% (b)	90,000	90,000
	$90,000	$2,340,000

(a)

On September 15, 2009, the Company settled the $2,250,000 convertible debenture in exchange for 4,500,000 common shares of the Company. The fair value of the shares issued was $1,192,500 and as a result there was a gain on the settlement of debt in the amount of $1,057,500. In addition, the convertible debenture holder agreed to waive the balance of accrued interest in the amount of $512,260 in exchange for 2,250,000 warrants of the Company. Each warrant allows the holder to purchase common shares of the Company at a price of $1.00 per share and expire September 15, 2012. The warrants have a fair value of $261,100. As a result of this transaction an additional gain on the settlement of debt in the amount of $251,160 was recorded. The valuation of the warrants described above was based on a Black-Scholes calculation using a risk free interest rate of 3%, expected dividend yield of nil, and expected stock price volatility of 111%.

(b)	The short-term convertible debenture, in the amount of $90,000, bears interest at 14% and is in default. The debenture is secured by the inventories and accounts receivable of Flowstar (See Note 13).

Debentures

	2009	2008
Debentures, Interest at 14%, denominated in CDN dollars	$167,213	$142,905
Debentures, Interest at 14%, denominated in US dollars	50,000	150,000
	$217,213	$292,905

During the year ended December 31, 2009, the Company paid back $100,000 in US dollar denominated debentures. As at December 31, 2009, the debentures are in default and secured by the inventories and accounts receivable of Flowstar (See Note 15).

NOTE 9 – SHARE CAPITAL

2009 Stock Transactions

During the year ended December 31, 2009, the Company issued 2,005,000 units at a price of $0.40 per unit for total proceeds of $801,900 pursuant to a private placement. Each unit consists of one common share and one share purchase warrant. One share purchase warrant entitles the holder to purchase one additional common share at a price of $0.60 for a period of two years from the date the units are issued. The Company is required to pay a 10% commission in conjunction with this private placement in the form of 200,500 units that have the same terms and conditions as those issued in the private placement.

During the year ended December 31, 2009, the Company issued 1,060,000 units at a price of $0.25 per unit for proceeds of $265,000 pursuant to a private placement. Each unit consists of one common share and one share purchase warrant. One share purchase warrant entitles the holder to purchase one additional common share at a price of $0.50 for a period of two years.

In conjunction with the private placements, the Company is obligated to issue 1,224,213 common shares with a fair value of $464,685. At December 31, 2009, 100,000 common shares and been issued and the remainder were classified as obligation to issue shares on the balance sheet.

During the year ended December 31, 2009, the Company issued 1,000,000 common shares to settle obligations totaling $305,550 incurred pursuant to the terms of six consulting agreements.

During the year ended December 31, 2009, the Company issued 4,500,000 common shares valued at 1,192,500 to settle a convertible debenture in the amount of $2,250,000. In addition, the convertible debenture holder agreed to waive the balance of accrued interest in the amount of $512,260 in exchange for 2,250,000 warrants of the Company with a fair value of $261,100. Each warrant allows the holder to purchase common shares of the Company at a price of $1.00 per share and expire September 15, 2012.

Additional equity transactions during the year ended December 31, 2009 include the issuance of 453,285 common shares to settle certain amounts payable pursuant to an employment contract totaling $112,188, and the issuance of 50,000 common shares valued at $14,500 to compensate a director.

2008 Stock Transactions

In September 2007, the Company received proceeds of $1,250,000 relating to a private placement of 2,500,000 units at a price of $0.50 per unit. Each unit consists of one common share and one share purchase warrant. One share purchase warrant entitles the holder to purchase one additional common share at a price of $1.75 per share for a period of 3 years. On January 18, 2008, 2,500,000 units of unregistered common stock were issued in relation to this private placement. The Company paid a 10% commission in conjunction with this private placement in the form of 125,000 units that have the same terms and conditions as those issued in the private placement.

During the year ended December 31, 2008, the Company issued 5,226,584 units at a price of $0.40 per unit for total proceeds of $2,090,634 pursuant to a private placement. Each unit consists of one common share and one share purchase warrant. One share purchase warrant entitles the holder to purchase one additional common share at a price of $0.60 for a period of two years.

During the year ended December 31, 2008, the Company issued 300,000 common shares to settle obligations totaling $106,800.

On December 19, 2008, the Company issued 2,385,547 units valued at $954,219 to partially settle an outstanding liability. Each unit consists of one common share and one share purchase warrant. One share purchase warrant entitles the holder to purchase one additional common share at a price of $0.60 for a period of two years.

On December 19, 2008, the Company issued 1,475,000 units at a price of $0.40 per unit to settle obligations totaling $590,000 owed to corporations controlled by a director of the Company. The obligations are comprised of a note payable in the amount of $500,000 and accrued consulting fees of $90,000. Each unit consists of one common share and one share purchase warrant. One share purchase warrant entitles the holder to purchase one additional common share at a price of $0.60 per share for a period of two years.

Additional equity transactions during the year ended December 31, 2008 include the issuance of 377,203 shares of common stock to settle certain amounts payable pursuant to an employment contract totaling $82,079, the issuance of 475,000 shares common shares valued at $174,600 issued to consultants for investor relations services, and the issuance of 50,000 common shares valued at $14,000 to compensate a director of the Company in the form of directors’ fees.

Warrants

During the year ended December 31, 2009, the Company issued an additional 600,000 share purchase warrants in order to extend the term of Debentures which came due in the year ended December 31, 2008. One warrant entitles the holder to purchase one common share at a price of $0.40 per share for two years from the date of issue of the warrant. During the year ended December 31, 2009, the Company issued a combined total of 5,915,000 (2008 - 12,632,131) warrants to purchase common shares. Changes in the number of warrants outstanding are summarized as follows:

	December 31, 2009		December 31, 2008
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Warrants	Price	Warrants	Price
Warrants, beginning of year	24,153,582	$0.76	11,521,451	$0.68
Granted	5,915,000	0.71	12,632,131	0.83
Expired	(11,521,451)	0.67	-	-
Warrants, end of year	18,547,131	$0.79	24,153,582	$0.76

The weighted average life of the warrants is 1.3 years (2008 – 1.5 years).

The fair value of the warrants issued during the years ended December 31, 2009 and 2008 were calculated using the Black-Scholes option pricing model incorporating the following weighted average assumptions:

	2009	2008
Risk free interest rate	3.0%	4.0%
Expected dividend yield	Nil	Nil
Expected stock price volatility	111%	111%
Weighted average grant date fair value per warrant	$0.13	$0.16

Options

During the year ended December 31, 2009, the Company entered into an investor relations consulting services agreement. As part of this agreement the consultant was granted 500,000 options to purchase common shares of the Company at $0.40 which are exercisable for five years. 125,000 vest on the date of the agreement and 125,000 vest annually for the following four years.

On December 15, 2009, the Company granted 50,000 options to purchase common shares of the Company at $0.30 which are exercisable for a period of two years.

Changes in the number of stock options outstanding are summarized as follows:

	December 31, 2009		December 31, 2008
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Options	Price	Options	Price
Outstanding, beginning of year	7,070,286	$0.49	5,117,249	$0.53
Vested	1,775,000	0.42	2,482,385	0.44
Expired/Cancelled	(3,920,005)	0.55	(529,348)	0.49
Outstanding, end of year	4,925,281	$0.45	7,070,286	$0.49

The weighted average remaining life of the options is 3.1 years (2008 – 2.7 years).

The fair value of stock option grants during the years ended December 31, 2009 and 2008 were calculated using the Black-Scholes option pricing model incorporating the following weighted average assumptions:

	2009	2008
Risk free interest rate	3.0%	4.0%
Expected dividend yield	Nil	Nil
Expected stock price volatility	111%	111%
Weighted average grant date fair value per option	$0.26	$0.29

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

NOTE 10 – COMMITMENTS

Operating Leases

The Company has long-term leases relating to office, vehicles, equipment, and manufacturing space.

Annual future aggregate minimum payments under operating leases and commitments for the next five years are as follows:

Years ending December 31,
2010	$306,330
2011	269,096
2012	206,350
2013	106,560
2014	71,040
$959,376

NOTE 11 - RELATED PARTY TRANSACTIONS

Related Party Transactions

Summary of related party transactions as follows for the years ended December 31, 2009 and 2008:

	2009	2008

Due to Related Party (a) (b)	$101,397	$201,397
Related Party Note Payable, Interest at 0%, Due on demand, Unsecured	$1,924,681	$1,924,681
Due to Related Party (Long Term) Interest at 14%, unsecured, Due September 15, 2011 (b)	$116,877	$-

(a)	As at December 31, 2009, $101,397 in accrued interest owing to a company by a director.

(b)	During the year ended December 31, 2009, $100,000 in principal and $16,877 in interest was converted to a long-term promissory note.

Related party transactions are recorded at the exchange amount being the amount of the consideration as agreed to by the parties.

NOTE 12 – INCOME TAXES

The provision for income taxes differs from the amount that would have resulted in applying the combined federal statutory tax rate as follows:

		2009	2008
Loss before discontinued operations	$	(6,154,926)	$(7,419,408)
Statutory income tax rate		35%	35%
Expected in tax recovery at statutory income tax rates		$(2,154,223)	$(2,596,793)
Non-deductible expenses		1,289,065	903
Other reconciling items		(218,427)	1,056,515
Effect of discontinued operations		(322,872)	-
Difference in foreign tax rates		280,339	1,498,631
Change in valuation allowance		1,126,118	41,607
Income tax recovery		$-	$-

Temporary differences that give rise to the following deferred income tax assets and liabilities at are:

	December 31,	December 31,
	2009	2008
Deferred income tax assets (liabilities)
Canadian non-capital loss carryforwards	$1,394,701	$603,009
US net operating loss carryforwards	6,557,382	5,837,035
US reserves	379,346	401,746
Equipment, Canada	35,157	227,091
Equipment, US	(430)	(6,019)
	8,366,156	7,062,862
Valuation allowance	(8,366,156)	(7,062,862)
	$-	$-

The Company has the approximately $18,000,000 of US federal operating loss carry forwards that may be offset against future taxable income. These losses expire as follows:

2027	$15,000,000
2028	1,700,000
2029	1,300,000

$18,000,000

The Company also has approximately $5,400,000 of Canadian tax losses. The Canadian losses can be carried forward 20 years.

NOTE 13 – DISCONTINUED OPERATIONS

During fiscal 2009 the Company determined to leave the electronic metering business to focus on developing its drilling related products and related services business, and its water remediation technology. On January 5, 2010, the Company sold a substantial portion of its assets related to the electronic metering business to a non-related full service engineering firm based in Calgary, Alberta Canada. The Company had operated its electronic metering systems business through its subsidiary Flowstar.

The following table summaries the operating results of the discontinued operations for the years ended December 31, 2009 and 2008:

	2009	2008
Revenue	$1,557,822	$3,490,693
Cost of sales	1,216,975	2,011,647
	340,847	1,479,046
Expenses	1,263,340	1,810,062
Loss from discontinued operations	$(922,493)	$(331,016)

Included in the expenses above is a loss in the amount of $304,210 to write-down the specific assets related to this sale to their estimated fair value less cost to sell at December 31, 2009.

The following table sets forth the assets and liabilities of the discontinued operations.

	2009	2008
Accounts receivable, net of allowance for doubtful accounts	$362,459	$828,854
Inventories	69,426	573,046
Prepaids	53,156	183,122
Current assets of discontinued operations	485,041	1,585,022
Equipment of discontinued operations, net of accumulated depreciation	12,564	109,877

Total assets of discontinued operations	$497,605	$1,694,899

Accounts payable and accrued liabilities	$376,737	$606,052
Current portion of notes payable	9,186	19,700
Current liabilities of discontinued operations	385,923	625,752

Notes payable, net of current portion of discontinued operations	-	7,851

Total liabilities of discontinued operations	$385,923	$633,603

The inventory has been pledged as security for the short-term debentures (See Note 8).

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A(T). CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The management of the Company, under the supervision and with the participation of the Company’s Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), conducted an evaluation of the Company’s “disclosure controls and procedures” (as defined in Exchange Act Rules 13a-15(e) or 15d-15(e)) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer) concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report in ensuring that material information required to be disclosed is included in the reports that we file with the Securities and Exchange Commission.

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

In order to evaluate the effectiveness of internal control over financial reporting as required by Section 404 of the Sarbanes-Oxley Act, management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework and criteria established in Internal Control – Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation. Based upon that evaluation, we have concluded that, as at December 31, 2009, internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as described below. This was due to deficiencies that existed in the design or operation of our internal control over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

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

The aforementioned material weaknesses were identified by the Company’s Chief Executive Officer and Principal Accounting Officer in connection with the audit of our financial statements as of December 31, 2009 and these findings were reported to our management and board of directors. Management of the Company believes that the material weaknesses set forth in (2), (3), and (4) above did not affect the Company’s financial results. However, management believes that the lack of a functioning audit committee and a lack of a majority of independent directors on the Company’s board of directors resulting in the ineffective oversight in the establishment and monitoring of required internal controls and procedures can result in material deficiencies in the Company’s determination of its financial statements for future years.

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

Changes in Internal Control over Financial Reporting

There was no change in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the Company’s last fiscal quarter ended December 31, 2009 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Name	Age	Position
Doug Biles	63	Director, President and CEO
Scott Shemwell	61	Chief Operating Officer
Alfred Comeau	63	Director
Robert Nicolay	54	Director
Mark Norris	48	Director
Robert Power	48	Director, Executive Chairman

Mr. Doug Biles, P. Eng.

Doug Biles has served as a director and our President and Chief Executive Officer since May 28, 2004. Mr. Biles has over 40 years of technical, operational and management experience within the upstream hydrocarbon industry. Previously Mr. Biles held positions of director, President, CEO and Chairman of companies in both the public and private sector, including international divisions of Kerr McGee. Prior to joining Wescorp, Doug was semi-retired overseeing various private investment interests. In particular, from 1999 to 2004, Mr. Biles served as the Chairman of the Chinook Group, which consists of three private companies which supplied venture capital, professional operational and senior management personnel, and technical expertise to high risk petroleum and mineral projects in the Former Soviet Union, the Middle East, Africa and South and Central America. Prior to that, Mr. Biles was the CEO of a public company which obtained oil and gas leases in the Former Soviet Union and brought them into production. The company was ultimately sold.

Mr. Biles holds a B.Sc. in Biochemistry and a B.Sc. in Chemical Engineering from the University of Calgary and is a member of the Association of Professional Engineers, Geologists, and Geophysicists of Alberta and the Society of Petroleum Engineers.

Mr. Biles was elected to the Board due to his over 40 years of technical, operational and management experience within the upstream hydrocarbon industry.

Dr. Scott Shemwell

Dr. Scott Shemwell was appointed as our Chief Operating Officer in October 2006. Dr. Shemwell has over 25 years experience in the turnaround and transformation process for global S&P 500 organizations as well as start-up and professional service firms. Dr. Shemwell’s specific experience includes executive management, information management, mergers and acquisitions, change management and international business. Prior to joining Wescorp, from [month/year] to [month/year], Dr. Shemwell was a senior advisor to major energy companies where he emphasized “lean energy” concepts and was the President of Strategic Decision Sciences, LLC, a consulting company specializing in business analytics and risk mitigation. From 2001 to 2003, Dr. Shemwell directed Oracle’s Energy Practice as Vice President, in which role he was responsible for driving the strategic direction and business development efforts for the firm’s global energy and chemical business sectors. Dr. Shemwell also was the business unit head for Halliburton Energy Services IT Produce Service/Line as well as other senior positions from 1989 to 1997 during which Dr. Shemwell was involved with more than $5 billion in mergers, acquisitions, and divestitures. Notably, he was the Chairman of Halliburton Energy Services’ Landmark Graphics Acquisition Team in 1996. Dr. Shemwell also served as Senior Field Engineer for Schlumberger and as Managing Director for the Solutions Group (Energy Division) of EDS/MCI Systemhouse from 1997 to 1999.

Dr. Shemwell holds a Doctorate of Business Administration from Nova Southeastern University in 1996, a Master of Business Administration from Houston Baptist University in 1981 and a Bachelor of Science (Major in Physics) from North Georgia College in 1970. He has been an adjunct professor at a Houston area university MBA program where he taught finance and international finance.

Mr. Alfred Comeau P. Eng.

Mr. Comeau has served as a director since March 5, 2003. From 1976 to 2002, Mr. Comeau was the President and CEO of AHC Holdings Inc. (AHC), a private company owned by himself and his spouse. AHC, through its predecessor corporation, A. Comeau & Associates Ltd., was an electrical engineering firm with over 100 employees, specializing in the design and installation of electrical and instrumentation control systems for various processing plants in the petroleum and petrochemical industries. In April 2002, he sold his interest in the company to a large public entity focused in the petroleum industry.

Mr. Comeau received his B.Sc. in Electrical Engineering from the University of Alberta in 1969 and is a member of the Association of Professional Engineers, Geologists, and Geophysicists of Alberta.

Mr. Comeau was elected to the Board due to his 26 years experience as the President and CEO of AHC Holdings Inc. (AHC), a private company.

Mr. Robert M. Nicolay

Mr. Nicolay was elected to the Board on May 1, 2006. Mr. Nicolay is President and CEO of Oak Point Consulting Group Ltd., an Alberta-based firm providing technology and project management and financing advisory services to domestic and international clients. Prior to this, Mr. Nicolay was Vice-President, Business Development for Pengrowth Corporation, one of Canada‘s premier oil and natural gas energy trusts. He is also President of Aurora Borealis Management, an Alberta-based firm providing corporate governance, energy investment, operations analysis and strategic development and execution advisory services for public, private and government energy corporations. Mr. Nicolay was formerly the President and CEO of the Calgary Olympic Development Association, a not-for-profit society providing facilities and venues for Olympic and high performance athletes to train, develop, and compete.

Mr. Nicolay started his career in Calgary where he held positions in Finance and Accounting with Gulf Canada Resources and with Amoco Canada Petroleum. From 1999 to 2005, he was President and CEO of ENMAX Corporation, an electric utility owned by the City of Calgary, Alberta, which he transformed into a vertically integrated corporation participating in electricity generation, transmission and distribution; and electricity and natural gas trading, wholesaling, and retailing. Prior to joining ENMAX in February 1999, Mr. Nicolay held several key positions at The City of Medicine Hat. He was Chief Administrative Officer of The City of Medicine Hat (Corporate Services and Chief Financial Officer) and CEO of The City’s wholly owned oil and gas subsidiary corporation (650591 Alberta Ltd.) from 1995 to 1998; Commissioner of Public Services from 1992 to 1995; Manager of Financial Planning and Budget from 1989 to 1992; and, Manager of Utilities Finance from 1982 to 1989.

Mr. Nicolay currently is a director of General Magnetic Inc., governor of the Calgary Petroleum Club, and director for the Alberta Worker's Compensation Board.

Mr. Nicolay received a Master of Business Administration (with Honors) in 1995, a Banff School of Advanced Management (Resident) Diploma in 1987, and a Bachelor of Commerce in 1980. In 2005 he received the Institute-Certified (Corporate) Director Designation (ICD.D) through the Institute of Corporate Directors, the Rotman School of Management (University of Toronto) and the Haskayne Business School (University of Calgary).

Mr. Nicolay was elected to the Board due to his extensive financial and senior management experience.

Mr. Mark Norris

Mark Norris was appointed as a Director on March 7, 2007, and as Chairman on June 24, 2008. Since 2004, he has served as President of Mark Norris Consulting Ltd, an Alberta based political and public policy think tank. From 2001 to 2004, he was the Minister of Economic Development in the Alberta Government. Prior to this, he owned and operated several successful businesses in Alberta. Mr. Norris was elected to the Board due to experience in both the government and private industry.

Mr. Robert Power

Robert Power was appointed as a Director and as Chairman on January 6, 2010.

Mr. Power brings corporate leadership and a broad range of experience in energy, environment, law, and business. Mr. Power is the Board Chair of EuroMax Resources (TSXV) and a previous board member of Adriana Resources (TSXV) and Board Chair and board member of Silk Road Resources (TSXV). He recently completed a 5 year term as Co-Chair of Blakes National Energy Law Group. Blakes is one of Canada’s oldest, largest, and most successful international law firms.

Mr. Power is ranked by the international periodical, Chambers Global in the number 1 tier of lawyers internationally, and is described as “an extraordinary manager and deal maker; he provides a brilliant mixture of business and legal advice”. Annually, Mr. Power is recognized in The Lexpert/American Lawyer Guide to the Leading 500 Lawyers in Canada, and is described by the National Post as a “globally respected” lawyer. The Lexpert-Thomson Findlaw Guide recognizes Mr. Power as one of the “Leading 100 Canada/US Cross-Border Corporate Lawyers in Canada” (2005).

Mr. Power has worked on five continents, and has a wide range of business, political and finance contacts. He has successfully acted as an international facilitator and negotiator for the International Organization for Standardization and has also contributed to the National Standards Council and the Canadian Standards Association national standards development process.

Mr. Power was the Board Chair and President of Canada’s largest foundation (the Ontario Trillium Foundation) where he and his team grew it from 12 to 100 employees, granting $100M a year, and winning several international awards. Mr. Power is a member of Young President's Organization (YPO), an international senior executive network.

Mr. Power is now focused exclusively on corporate leadership and value creation.

Mr. Power was elected to the Board due to his corporate leadership and broad range of experience in energy, environment, law, and business.

Audit Committee

On April 24, 2003, we adopted Terms of Reference and an Audit Committee Charter for our Company. At present our Audit Committee consists of the entire Board.

Presently, we do not have an independent audit committee expert on our Board of Directors. At the present time, the Board of Directors has not decided to engage an individual with such qualifications.

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

Code of Ethics

The Company endeavors to adhere to provide assurances to outside investors and interested parties that the Company’s officers, directors and principal financial officer adhere to a reasonably responsible code of ethics. On November 20, 2006, we adopted a Code of Ethics, which applies to all officers, directors, and employees of the Company. The Company shall provide any person without charge, a copy of our Code of Ethics, which may be requested by contacting Douglas Biles at (403) 206-3990.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), requires the Company’s directors, executive officers and holders of more than 10% of the Company’s common stock to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company. The Company believes that during the year ended December 31, 2009, its officers, directors and holders of more than 10% of the Company’s common stock complied with all Section 16(a) filing requirements. In making these statements, the Company has relied solely upon its review of copies of the Section 16(a) reports filed for the fiscal year ended December 31, 2009 on behalf of the Company’s directors, officers, and holders of more than 10% of the Company’s common stock; except for the Form 4 for Mr. Nicolay filed on November 2, 2009 covered one late report and two late transactions.

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth information with respect to the annual and long-term compensation for the last two fiscal years for our President and Chief Executive Officer and our other executive officers, including former executive officers and executive officers of our wholly owned and controlled subsidiaries during the fiscal years ended December 31, 2009, and 2008.

Summary Compensation Table

Nonqualified
											Non-Equity		Deferred
Name and							Stock		Option		Incentive Plan		Compensation		All Other
Principal							Awards		Awards		Compensation		Earnings		Compensation		Total
Position	Year		Salary ($)		Bonus ($)		($)		($)(3)		($)		($)		($)		($)
Doug Biles, President, Chief Executive Officer (1)	2009 2008	$ $	166,766 169,938	$ $	- -	$ $	- -	$ $	161,600 161,600	$ $	- -	$ $	- -	$ $	- -	$ $	328,366 331,538

Scott Shemwell, COO	2009 2008	$ $	96,000 145,500	$ $	- -	$ $	- -	$ $	- 134,900	$ $	- -	$ $	- -	$ $	- -	$ $	96,000 280,400

Terry Mereniuk, CFO (2)	2009 2008	$ $	- 52,506	$ $	- -	$ $	- -	$ $	- -	$ $	- -	$ $	- -	$ $	- -	$ $	- 52,506

(1)

Mr. Biles, President, and CEO received a salary for the period January 1, 2009 to December 31, 2009 in the amount of CAD $189,571, which was translated at an average rate of exchange for the period of 0.8797. He also received a salary for the period January 1, 2008 to December 31, 2008 in the amount of CAD $180,000, which was translated at an average rate of exchange for the period of 0.9441.

(2)	Mr. Mereniuk, CFO, received a salary for the year ended December 31, 2008 in the amount of CAD $55,615 translated at an average rate of exchange for the year of 0.9441.

(3)	The estimated fair value of any option or common stock granted was determined in accordance with FASB ASC Topic 718.

Employment Agreement with our Chief Executive Officer

On September 7, 2007, we entered into an employment agreement with Douglas E. Biles (the “Biles Employment Agreement”), effective September 1, 2007. Pursuant to the Biles Employment Agreement, Mr. Biles will continue to be employed as our Chief Executive Officer for a two-year period commencing on September 1, 2007 and ending on August 31, 2009. The Biles Employment Agreement was automatically extended for a two-year period ending on August 31, 2010, the Biles Employment Agreement shall automatically be extended for a further two-year period unless Mr. Biles or the Company serves written notice at least ninety days prior to the end of the original two-year period. Mr. Biles will be entitled to a gross annual salary of CAD $180,000 or such other amount as shall from time to time be agreed upon between the parties.

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

Employment Agreement with our Chief Operating Officer

On September 7, 2007, we entered into an employment agreement with Scott M. Shemwell (the “Shemwell Employment Agreement”), effective September 1, 2007. Pursuant to the Shemwell Employment Agreement, Mr. Shemwell was employed as our Chief Operating Officer for a two-year period commencing on September 1, 2007 and ending on August 31, 2009. The Shemwell Employment Agreement was not extended for a further two-year period. Under the Shemwell Employment Agreement, Mr. Shemwell was entitled to a gross annual salary of $144,000 per annum or such other amount as shall from time to time be agreed upon between the parties.

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

Outstanding Equity Awards

DECEMBER 31, 2009 OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END TABLE

Option Awards						Stock Awards
								Equity
								Incentive
								Plan	Equity
								Awards:	Incentive
			Equity					Number	Plan
			Incentive			Number		of	Awards:
			Plan			of	Market	Unearned	Market or
			Awards:			Shares	Value of	Shares,	Payout Value
	Number of	Number of	Number of			or	Shares or	Units	of Unearned
	Securities	Securities	Securities			Units of	Units of	or Other	Shares, Units
	Underlying	Underlying	Underlying			Stock	Stock	Rights	or Other
	Unexercised	Unexercised	Unexercised	Option		That	That	That	Rights That
	Options	Options	Unearned	Exercise	Option	Have Not	Have Not	Have Not	Have Not
	(#)	(#)	Options	Price	Expiration	Vested	Vested	Vested	Vested
Name	Exercisable	Unexercisable	(#)	($)	Date	(#)	($)	(#)	($)
Doug Biles	43,478	-	-	0.69	31-Mar-10	-	-	-	-
Doug Biles	62,500	-	-	0.48	30-Jun-10	-	-	-	-
Doug Biles	50,847	-	-	0.59	30-Sep-10	-	-	-	-
Doug Biles	65,217	-	-	0.46	31-Dec-10	-	-	-	-
Doug Biles	68,182	-	-	0.44	31-Mar-11	-	-	-	-
Doug Biles	65,217	-	-	0.46	30-Jun-11	-	-	-	-
Doug Biles	45,455	-	-	0.44	30-Sep-11	-	-	-	-
Doug Biles	400,000	-	-	0.50	30-Sep-12	-	-	-	-
Doug Biles	400,000	-	-	0.50	30-Sep-13	-	-	-	-
Doug Biles	400,000	-	-	0.50	30-Sep-14	-	-	-	-
Dave LeMoine	59,524	-	-	0.42	31-Mar-10	-	-	-	-
Dave LeMoine	250,000	-	-	0.501	11-Apr-10	-	-	-	-
Dave LeMoine	64,103	-	-	0.39	30-Jun-10	-	-	-	-
Dave LeMoine	75,758	-	-	0.33	31-Dec-10	-	-	-	-

Compensation of Directors

DECEMBER 31, 2009 DIRECTOR COMPENSATION TABLE

					Change
					in Pension
					Value and
	Fees				Nonqualified
	Earned or			Non-Equity	Deferred
	Paid in	Stock	Option	Incentive Plan	Compensation	All Other
	Cash	Awards	Awards	Compensation	Earnings	Compensation	Total
Name	($)	($)(1)	($)(1)	($)	($)	($)	($)
Alfred Comeau	-	$-	-	-	-	$-	$-
Robert Nicolay	-	$14,375	-	-	-	$-	$14,375
Doug Biles (3)	-	$-	$161,600	-	-	$-	$161,600
Mark Norris	-	$58,200	-	-	-	$52,782(2)	$110,982
Robert Power	-	$-	-	-	-	$-	$-
John Anderson	-	$-	-	-	-	$136,850	$136,850
Terry Mereniuk	-	$78,300	-	-	-	$-	$78,300

(1)	Amounts set forth in this column reflect the amounts expensed by the Company in the year, pursuant to FAS 123R.

(2)

Mark Norris received CAD $60,000 in consulting fees, translated at an average rate of exchange for the year of 0.8797, in the fiscal year ended December 31, 2009 for services performed for the company.

(3)	Doug Biles had 1,600,896 total options outstanding at the year-end, all of which were vested.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information, as of April 5, 2010 with respect to any person (including any “group”, as that term is used in Section 13(d)(3) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) who is known to the Company to be the beneficial owner of more than five percent (5%) of any class of the Company’s voting securities, and as to those shares of the Company’s equity securities beneficially owned by each director, executive officer and all directors and executive officers as a group. Unless otherwise specified in the table below, such information, other than information with respect to the directors and officers of the Company, is based on a review of statements filed, with the Securities and Exchange Commission (the “Commission”) pursuant to Sections 13 (d), 13 (f), and 13 (g) of the Exchange Act with respect to the Company’s Common Stock. As of April 1, 2010, there were 97,320,842 shares of Common Stock outstanding.

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

The table also shows the number of shares beneficially owned as of April 1, 2010 by each of the individual directors and executive officers and by all directors and executive officers as a group. All options and warrants are convertible into shares of common stock.

Beneficial Ownership Table
(Officers & Directors)

		Amount and Nature of	% of Class
Name and address	Principal Position	Beneficial Owner
Doug Biles (1) (2)	President & CEO, Director	2,018,227	2.04%
Alfred Comeau (1)	Director	2,775,000	2.81%
Scott Shemwell (1)(3)	Chief Operating Officer	2,100,000	2.12%
Robert Nicolay (1)	Director	100,000	0.10%
Mark Norris (1)	Director	300,000	0.30%
	Officers and Directors as a Group (1)(2)	7,293,227	7.37%

J&T Bank And Trust, Inc., as trustee for Abuelo Trust and Epitihia Trust Park Avenue Tower 65 East 55th Street New York, New York 10022 (3) (4)		27,202,982	21.85%

(1)	The address for all of our Directors and Officers is Suite 770, 435 – 4th Avenue S.W., Calgary, Alberta, Canada T2P 3A8.

(2)	The amount includes 1,600,896 of options to purchase common shares granted to Mr. Biles and exercisable within 60 days of April 1, 2010.

(3)
Epitihia Trust and Abuelo Trust each share voting power over 13,601,491 shares, respectively. As the trustee of both Abuelo and Epitihia, J&T Bank And Trust, Inc. may be deemed to beneficially own the 27,202,982 shares beneficially owned in the aggregate by Abuelo and Epitihia.

(4)
Information obtained solely from a Schedule 13D/A dated April 8, 2010. Although the Company acknowledges that J&T Bank And Trust, Inc. beneficially owns more than 5%, the Company believes that the Schedule 13D/A dated April 8, 2010 does not accurately reflect the beneficial ownership of Epitihia Trust, Abuelo Trust and J&T Bank And Trust, Inc. as the trustee of Abuelo and Epitihia. The Company also believes that the disputed shares have not been issued to Epitihia Trust, Abuelo Trust or J&T Bank And Trust, Inc., as trustee.

Equity Compensation Plan Information

	Number of securities to be	Weighted average	Number of securities
Plan Category	issued on exercise of	exercise price of	remaining available
	outstanding options,	outstanding options,	for future issuance
	warrants and rights	warrants and rights

Equity compensation plans approved by security holders	None	None	None
Equity compensation plans not approved by security holders	25,617,417 (1) (2) (3)	$0.71 per share	N/A
Total	25,617,417 (1) (2) (3)	$0.71 per share	N/A

Notes:

(1)

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

(2)

On September 7, 2007, we entered into an employment agreement with Scott M. Shemwell (the “Shemwell Employment Agreement”), effective September 1, 2007. Pursuant to the Shemwell Employment Agreement, Mr. Shemwell will continue to be employed as our Chief Operating Officer for a two-year period commencing on September 1, 2007 and ending on August 31, 2009. The Shemwell Employment Agreement shall automatically be extended for a further two-year period unless Mr. Shemwell or the Company serves written notice at least ninety days prior to the end of the original two- year period. Mr. Shemwell will be entitled to a gross annual salary of $144,000 per annum or such other amount as shall from time to time be agreed upon between the parties.

In connection with the Shemwell Employment Agreement, we also agreed to execute a stock option agreement granting Mr. Shemwell 1,000,000 shares of Wescorp common stock, of which 334,000 shares vested immediately upon execution of the Shemwell Employment Agreement, and 333,000 shares will vest on the first and second anniversary dates of the Shemwell Employment Agreement. The exercise price of these options is $0.501 per share, which was the closing market price of the shares on the Over The Counter Bulletin Board as of September 7, 2007. These options shall expire five years following the vesting date. These options were canceled in the fourth quarter of 2009

(3)

Although not an executive officer, as part of Mr. Dave LeMoine’s two year employment contract with the Company (October 2006 though October 2008), for becoming Vice-President of New Business, Mr. LeMoine was entitled to a stock option for 1,000,000 shares at an exercise price of $0.501 per share. This stock option agreement vested 250,000 shares on October 1, 2006, and vests 250,000 shares April 1, 2007; 250,000 shares October 1, 2007; and 250,000 shares April 1, 2008. The expiry date for each of these options is two years following each respective vesting date. (b) His monthly salary is CAD $15,000 per month. The contract was extended under the same terms and agreements until October 2010.

The above does not include shares to be issued in conjunction with the Vasjar, or Ellycrack acquisitions (See Business), although said parties or affiliates may also act as service providers after said acquisitions are affected. Also not included are conversions of debt for shares by persons who were service providers for other than goods or services. In addition, management and the Board of Directors expect to implement an employee stock incentive plan in 2010. The exact details have not yet been determined.

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

On September 15, 2009, the Company entered into an agreement with Douglas Biles, a director of the Company, to change the due date of a promissory note in the amount of $100,000. The original loan was structured as a promissory note that was unsecured, bore interest at the rate of 14% per annum, and was due on demand. Under the terms of the agreement the due date of the note has been changed to September 15, 2011 while all the other terms of the original note remain the same in the new note. In addition, the outstanding balance of accrued interest as of September 15, 2009 in the amount of $16,877 is included in the new promissory note

The Company has not implemented a formal written policy concerning the review of related party transactions, but compiles information about transactions between the Company and its directors and officers, their immediate family members, and their affiliated entities, including the nature of each transaction and the amount involved. The Board of Directors annually reviews and evaluates this information, with respect to directors, as part of its assessment of each director’s independence.

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

The aggregate fees billed by the firm for each of the last two fiscal years for professional services rendered by the Company's principal accountants for the years indicated have been:

		AUDIT-
		RELATED
	AUDIT FEES	FEES	TAX FEES	ALL OTHER FEES
2008	$120,689	$-	$-	$-
2009	$117,000	$-	$-	$-
	(estimated)

The only services performed by our auditors have been for audit services and review of filings where such review is required. Audit fees for 2008 and 2009 include services provided by DMCL for the review of the filings for the 10-QSBs and 10-Qs for those years. We do not intend to utilize our current auditors for certain tax-related services in 2009.

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

3.2	Amended and Restated Bylaws (Incorporated by reference to the Company’s Annual Report on Form 8-K filed with the Commission on April 15, 2009, File No. 000- 30095.)

4.1	Form of Common Stock Purchase Warrant dated March 15, 2005. (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on March 21, 2005, File No. 000- 30095.)

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

4.8	Form of Warrant issued to Non-United States Residents (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on February 20, 2008.)

4.9	Form of Warrant (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on May 7, 2009.)

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

10.4	Memorandum of Understanding, dated as of September 21, 2004 between the Company and Ellycrack AS (Incorporated by reference to Form 8-K filed on September 23, 2004.)

10.5	** Employment Agreement dated as of September 1, 2007 by and among the Company and Douglas Biles (Incorporated by reference to Form 8-K filed on September 21, 2007.)

10.6	** Employment Agreement dated as of September 1, 2007 between the Company and Scott Shemwell (Incorporated by reference to Form 8-K filed on September 21, 2007.)

10.7

Asset Purchase Agreement, dated as of December 18, 2007, by and among Wescorp Technologies Ltd., FEP Services Inc., Kyle Plante and Norman Plante (Incorporated by reference to Form 8-K filed on December 21, 2007.)

10.8	Agreement between Ellycrack AS and Wescorp Energy Inc. effective as of September 16, 2009. (Incorporated by reference to Form 8-K filed on October 9, 2009.)

14.1	Code of Ethics (Incorporated by reference to the Company’s Annual Report on Form 10-KSB filed with the Commission on April 11, 2007, File No. 000-30095.)

21.1	Schedule of Subsidiaries of the Company (Incorporated by reference to the Company’s Annual Report on Form 10- KSB filed with the Commission on May 15, 2008, File No. 000-30095.)

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 *	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Filed herewith.

** Management contracts or compensatory plans or arrangements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WESCORP ENERGY INC.
By: /s/ Douglas Biles
Douglas Biles, Chief Executive Officer and Director
Date: April 14, 2010

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Blaine Miciak
Blaine Miciak, Controller
Date: April 14, 2010

By: /s/ Alfred Comeau
Alfred Comeau, Director
Date: April 14, 2010

By: /s/ Mark Norris
Mark Norris, Director
Date: April 14, 2010

By: /s/ Robert Nicolay
Robert Nicolay, Director
Date: April 14, 2010

By: /s/ Robert Power
Robert Power, Director
Date: April 14, 2010

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

3.2	Amended and Restated Bylaws (Incorporated by reference to the Company’s Annual Report on Form 8-K filed with the Commission on April 15, 2009, File No. 000- 30095.)

4.1	Form of Common Stock Purchase Warrant dated March 15, 2005. (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on March 21, 2005, File No. 000- 30095.)

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

4.8	Form of Warrant issued to Non-United States Residents (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on February 20, 2008.)

4.9	Form of Warrant (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on May 7, 2009.)

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

10.4	Memorandum of Understanding, dated as of September 21, 2004 between the Company and Ellycrack AS (Incorporated by reference to Form 8-K filed on September 23, 2004.)

10.5 **	Employment Agreement dated as of September 1, 2007 by and among the Company and Douglas Biles (Incorporated by reference to Form 8-K filed on September 21, 2007.)

10.6 **	Employment Agreement dated as of September 1, 2007 between the Company and Scott Shemwell (Incorporated by reference to Form 8-K filed on September 21, 2007.)

10.7	Asset Purchase Agreement, dated as of December 18, 2007, by and among Wescorp Technologies Ltd., FEP Services

Inc., Kyle Plante and Norman Plante (Incorporated by reference to Form 8-K filed on December 21, 2007.)

10.8	Agreement between Ellycrack AS and Wescorp Energy Inc. effective as of September 16, 2009. (Incorporated by reference to Form 8-K filed on October 9, 2009.)

14.1	Code of Ethics (Incorporated by reference to the Company’s Annual Report on Form 10-KSB filed with the Commission on April 11, 2007, File No. 000-30095.)

21.1	Schedule of Subsidiaries of the Company (Incorporated by reference to the Company’s Annual Report on Form 10- KSB filed with the Commission on May 15, 2008, File No. 000-30095.)

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 *	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.

**	Management contracts or compensatory plans or arrangements.