Form 10-Q
period 2010-03-31
WESCORP ENERGY INC
filed 2010-05-21
CIK 1069489

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2010

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
Yes [ ] No [X]

Number of shares outstanding of the registrant's class of common stock as of May 12, 2010 was 97,320,842.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

THIS QUARTERLY REPORT ON FORM 10-Q CONTAINS PREDICTIONS, PROJECTIONS AND OTHER STATEMENTS ABOUT THE FUTURE THAT ARE INTENDED TO BE “FORWARD- LOOKING STATEMENTS” (COLLECTIVELY, “FORWARD-LOOKING STATEMENTS”). FORWARD-LOOKING STATEMENTS INVOLVE RISKS AND UNCERTAINTIES. A NUMBER OF IMPORTANT FACTORS COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE IN THE FORWARD- LOOKING STATEMENTS. IN ASSESSING FORWARD-LOOKING STATEMENTS CONTAINED IN THIS QUARTERLY REPORT ON FORM 10-Q, READERS ARE URGED TO READ CAREFULLY ALL CAUTIONARY STATEMENTS – INCLUDING THOSE CONTAINED IN OTHER SECTIONS OF THIS QUARTERLY REPORT AND OF OUR ANNUAL REPORT ON FORM 10-KSB FOR 2009. AMONG THOSE RISKS AND UNCERTAINTIES ARE THE FOLLOWING RISKS:

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

Wescorp Energy Inc.

REPORT ON FORM 10-Q

FOR THE PERIOD ENDED MARCH 31, 2010

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

WESCORP ENERGY INC.
CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2010	2009
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash	$103,930	$118,286
Accounts receivable	156,768	258,739
Inventories	128,929	51,285
Prepaid expenses	21,766	14,345
Current assets of discontinued operations	100,882	485,041
TOTAL CURRENT ASSETS	512,275	927,696

EQUIPMENT, net	31,145	33,888

EQUIPMENT, DISCONTINUED OPERATIONS	11,103	12,564

OTHER ASSETS
Investments	29,592	29,592

TOTAL ASSETS	$584,115	$1,003,740

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable	$1,176,413	$1,125,493
Accrued liabilities	888,045	716,965
Current portion of notes payable	812,508	600,445
Penalty share obligation	5,209,330	5,388,236
Due to related parties	101,397	101,397
Related party note payable	1,924,681	1,924,681
Convertible debenture	90,000	90,000
Debentures payable	222,305	217,213
Current liabilities of discontinued operations	78,543	385,923
TOTAL CURRENT LIABILITIES	10,503,222	10,550,353

LONG-TERM LIABILITIES
Notes payable, net of current portion	1,537,688	1,537,688
Due to related parties	116,877	116,877
TOTAL LONG-TERM LIABILITIES	1,654,565	1,654,565

STOCKHOLDERS' DEFICIT
Preferred stock, 50,000,000 shares authorized, $0.0001 par value; no shares issued
Common stock, 250,000,000 shares authorized, $0.0001 par value; 97,320,842 and 97,220,842 shares issued and outstanding, respectively	9,732	9,722
Additional paid-in capital	41,817,268	41,800,107
Deferred compensation	(24,000)	(33,543)
Private placement and warrant subscriptions	897,333	922,333
Shares issuable	230,957	230,957
Accumulated other comprehensive income	129,712	84,424
Accumulated deficit	(54,634,674)	(54,215,178)
	(11,573,672)	(11,201,178)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$584,115	$1,003,740

The accompanying notes are an integral part of these consolidated financial statements.

WESCORP ENERGY INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(unaudited)

	Three Months Ended March 31,
	2010	2009

REVENUES	$445,916	$200,875

COST OF SALES	275,389	151,516

GROSS PROFIT	170,527	49,359

EXPENSES
Wages and benefits	208,410	263,156
Wages stock based	-	35,500
Consulting	49,052	152,556
Research and development	-	26,801
Office	104,670	79,180
Advertising and investor relations	94,682	45,587
Travel	53,614	25,726
Legal and accounting	66,496	61,278
Insurance	29,498	20,875
Depreciation and amortization	2,743	50,068
Interest, finance and bank charges	73,151	112,487
Equipment repairs and maintenance	22,918	-
Directors fees	10,243	15,618
TOTAL OPERATING EXPENSES	715,477	888,832

LOSS FROM OPERATIONS	(544,950)	(839,473)

OTHER INCOME (EXPENSE)
Penalty for late delivery of shares	130,906	(441,855)
Foreign currency gain (loss)	(21,709)	2,552
TOTAL OTHER INCOME (EXPENSE)	109,197	(439,303)

LOSS FROM CONTINUING OPERATIONS	(435,753)	(1,278,776)

INCOME (LOSS) FROM DISCONTINUED OPERATIONS, net of tax	16,257	(163,725)

NET LOSS	$(419,496)	$(1,442,501)

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation loss	(2,712)	(101,391)
Unrealized gain on adjustment of agreement payable to fair market value	48,000	32,000
	45,288	(69,391)

COMPREHENSIVE LOSS	$(374,208)	$(1,511,892)

LOSS FROM CONTINUING OPERATIONS PER SHARE (BASIC AND DILUTED)	$-	$(0.01)

LOSS FROM DISCONTINUED OPERATIONS PER SHARE (BASIC AND DILUTED)	$-	$-

WEIGHTED AVERAGE NUMBER COMMON SHARES OUTSTANDING - BASIC AND DILUTED	97,265,286	88,521,447

The accompanying notes are an integral part of these consolidated financial statements.

WESCORP ENERGY INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2010	2009
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(419,496)	$(1,442,501)
Adjustments to reconcile net loss
to net cash used in operating activities:
Depreciation and amortization	2,743	50,068
Stock-based compensation	-	35,500
Amortization of deferred share compensation	9,543	9,418
Fair value of common stock issued for services	-	99,900
Loss (income) from discontinued operations	(16,257)	163,725
Penalty for late delivery of shares	(130,906)	441,855
Changes in operating assets and liabilities:
Accounts receivable	101,971	157,122
Inventories	(77,644)	(19,709)
Prepaid expenses	(7,421)	3,967
Accounts payable and accrued liabilities	222,000	(97,431)
Net cash used in operating activities	(315,467)	(598,086)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable	210,401	19,610
Repayments on debentures payable	-	(39,700)
Proceeds received from exercise of warrants prior to issuing shares	-	19,044
Proceeds received from private placement	-	220,000
Private placement issuance costs	(7,823)	(4,318)
Net cash provided by financing activities	202,578	214,636
CASH FLOWS FROM (USED BY) DISCONTINUED OPERATIONS	94,491	247,578
Effect of exchange rates	4,042	(106,753)
Net decrease in cash	(14,356)	(242,625)
Cash, beginning	118,286	429,171
Cash, ending	$103,930	$186,546
SUPPLEMENTAL CASH FLOW DISCLOSURES:
Cash paid for:
Interest	$5,794	$14,892
Income taxes	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Shares issued to settle accounts payable	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

WESCORP ENERGY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
March 31, 2010

NOTE 1 – BASIS OF PRESENTATION

These unaudited interim consolidated financial statements may not include all information and footnotes required by US GAAP for complete financial statement disclosure. However, except as disclosed herein, there have been no material changes in the information contained in the notes to the audited consolidated financial statements for the year ended December 31, 2009, included in the Company’s Form 10-K, which was filed with the Securities and Exchange Commission. These unaudited interim consolidated financial statements should be read in conjunction with the audited financial statements included in the Form 10-K. In the opinion of management, all adjustments considered necessary for fair presentation and consisting solely of normal recurring adjustments have been made. Operating results for the three months ended March 31, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.

Recent Accounting Pronouncements

The Company has reviewed recently issued accounting pronouncements and plans to adopt those that are applicable to it. It does not expect the adoption of these pronouncements to have a material impact on its financial position, results of operations or cash flows.

NOTE 2 – PENALTY SHARE OBLIGATION

In connection with the acquisition of Flowstar Trading Inc. (“Flowstar”), and the outstanding shares of Vasjar Trading Ltd. (“Vasjar”), the Company was required to issue 2,400,000 common shares in Tranche 1,, and up to an additional minimum 2,080,000 common shares over three years under Tranche 2 (480,000 on or before April 1, 2005 for Tranche 2, Stage One, 800,000 on or before April 1, 2006 for Tranche 2, Stage Two, and 800,000 on or before April 1, 2007 for Tranche 2, Stage Three).

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

The penalty common shares under this stage resulted in other income of $130,906 for the three months ended March 31, 2010 (a charge to operations of $441,855 for the three months ended March 31, 2009), based on the fair value of the shares. As at March 31, 2010, the Company has recorded an estimated 24,730,144 common shares valued at $5,209,330. The cumulative amount accrued for the obligation has been recorded based on the quoted market price at March 31, 2010 multiplied by the estimated aggregate share amount. The obligation does not represent a financial instrument and fair value has not been determined.

There is a measurement uncertainty as to the actual value of this obligation as it is impacted by the market price of the common shares and the amount of shares actually owed under the Vasjar purchase agreement. Accordingly, the actual loss from the Vasjar purchase agreement is contingent upon future events that cannot be reasonably measured at this time.

NOTE 3 – DISCONTINUED OPERATIONS

During the year ended December 31, 2009, the Company determined to leave the electronic metering business to focus on developing its drilling related products and related services business, and its water remediation technology. On January 5, 2010, the Company sold a substantial portion of its assets related to the electronic metering business to a non-related full service engineering firm based in Calgary, Alberta Canada. The Company had operated its electronic metering systems business through its subsidiary Flowstar.

The following table summarizes the operating results of the discontinued operations for the quarters ended March 31, 2010 and 2009 (unaudited):

	2010	2009
Revenue	$96,877	$368,724
Cost of sales	79,023	216,926
	17,854	151,798
Expenses	1,597	315,523
Income (loss) from discontinued operations	$16,257	$(163,725)

The following table sets forth the assets and liabilities of the discontinued operations.

	March 31,	December 31,
	2010	2009
	(unaudited)
Accounts receivable	$44,968	$362,459
Inventories	14,027	69,426
Prepaids	41,887	53,156
Current assets of discontinued operations	100,882	485,041

Equipment of discontinued operations	11,103	12,564

Total assets of discontinued operations	$111,985	$497,605

Accounts payable and accrued liabilities	$76,805	$376,737
Current portion of notes payable	1,738	9,186

Total liabilities of discontinued operations	$78,543	$385,923

On September 15, 2009, the Company went into default on $90,000 of its 14% Convertible Secured Debentures and approximately $222,305 of its 14% Redeemable Secured Debentures. Although the Company continues to pay the interest due on these debentures, as of March 31, 2010, it was in default with respect to approximately $163,000 of outstanding principal. All of the foregoing debentures are secured by the inventories and accounts receivable of Flowstar.

NOTE 4 – SUBSEQUENT EVENTS

On April 1, 2010, the Company entered into an investor relations agreement. The Company, in exchange for $100, is required to issue 1,350,000 warrants to purchase common shares of the Company at a price of $0.40 per share. The warrants expire April 1, 2014. The warrants shall vest 650,000 upon the date of the agreement and the balance will vest in equal amounts on the last day of each month for each of the first six months the agreement is effective. If the Company issues common shares, or grants warrants or options, at a price lower than $0.40, then the warrants will be re-priced at the lower price.

On May 17, 2010, the Company completed a private placement for an aggregate amount of $396,647 and issued 1,586,588 units, each consisting of one common share of the Company and one common share purchase warrant. The warrants entitle the holders thereof to purchase an aggregate of 1,586,588 shares of the Company’s common stock, at a price of $0.25 per share, for two years.

On May 17, 2010, the Company closed on a private placement for 250,000 units for proceeds of $100,000. Each unit consists of one common share and one common share purchase warrant with an exercise price of $0.60 per share.

On May 17, 2010, in connection with prior extensions during 2008 and 2009 of certain of the Company’s obligations under its 14% Redeemable Convertible Secured Debentures and its 14% Redeemable Secured Debentures, the Company issued to the holders of the debentures warrants to purchase an aggregate of 1,100,000 shares of the Company’s common stock with an exercise price of $0.20 per share which are exercisable for a period of two years and warrants to purchase an aggregate of 100,000 shares of the Company’s common stock with an exercise price of $.40 per share which are exercisable for a period of two years.

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

Unless the context warrants otherwise, Wescorp Energy Inc., including it subsidiaries, is referred to herein as “we”, “us”, “our”, “Wescorp”, “the Company” or “our Company”.

Overview

We are a clean water company committed to acquiring, developing, and commercializing technologies that are designed to improve the environmental, and economic performance of field operations for oil and gas producers, and to provide solutions to help them overcome the tough operational challenges they face. To this end, our primary business strategy is to acquire, fund and develop new systems and technologies in our field through investments in companies or products for which early stage product development has been completed, and to provide consulting services with respect to these systems and technologies. We prefer investments for which we can control the intellectual property of technologies that have emerged from research and initial development and are essentially market-ready. We also acquire companies with one or more technology products being developed that can benefit from the financial, technical, and business development experience of our management to bring those products to market in a meaningful manner after they have been fully developed. Among other strategies, we may attempt to license or form third-party commercial partnerships based on these acquired technologies. Our corporate offices are located at Suite 400, 435 – 4th Avenue S.W., Calgary, Alberta, Canada T2P 3A8, and the telephone number there is (403) 206-3990. Our website is http://www.wescorpenergy.com.

In short, our goal is to generate enhanced capital appreciation for our shareholders by continuing to acquire, develop, and commercialize timely effective product solutions or strategic investment opportunities for energy-related applications that generate real returns with above-average cash flow and margins. To this end, during parts of the first quarter of 2010 we operated through two strategic Business Units, or SBUs, including; (i) our subsidiary Total Fluid Solutions Inc. (“Total Fluid”); and (ii) our subsidiary Raider Chemical Corporation (“Raider”). We shut down operations of WSI on September 1, 2009 in order to eliminate future costs related to this business unit, and divested ourselves from Flowstar on January 5, 2010. A short synopsis of each business unit and our recent business activities follows.

Company Background

In 2004 and 2005, the Company recorded its first operating revenue from the acquired operating businesses of Flowstar Technologies Inc. (“Flowstar”), Flowray and their affiliated companies. Flowstar produced advanced natural gas and gas liquids measurement devices based on electronic flow meters and advanced turbine measurement technology. We divested ourselves of Flowstar on January 5, 2010.

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

Our sources of revenue now include (a) revenues from our subsidiary, Raider, and (b) revenues from our subsidiary, Total Fluid.

Overall, the Company as a whole has yet to reach profitability and during the first quarter ended March 31, 2010, we experienced negative cash flows. If we continue to experience negative cash flows, then we will have to continue to fund our operations by the issuance of new equity and/or the assumption of debt. There can be no assurances that we will be successful in these regards, which would significantly affect our ability to execute our business plan.

Although we are somewhat optimistic regarding our future operations based on our sales for the last three quarters of 2009, additional cash will be required: (i) to fund the purchase of sufficient inventory; (ii) to finance the build-up of trade accounts receivable; and (iii) to fund the ramp-up of our water remediation technologies. Consequently, forecasting our total cash requirement is difficult at this time due to the contingent nature of the timing and volume of sales we expect over that same period.

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

  Tranche 1: an aggregate of 2,400,000 shares of common stock of the Company (1,200,000 shares to each of the two shareholders) on April 28, 2004; and
  Tranche 2: an aggregate of up to 2,080,000 additional shares of common stock of the Company (up to 1,040,000 additional shares to each of the two shareholders) to be issued in stages as follows:

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

On November 22, 2006, we entered into a letter agreement with the third party (the “Third Party Letter Agreement”), pursuant to which we agreed to deliver to the third party 1,000,000 restricted shares of our common stock to fulfill the Tranche 2, Stage One debt requirements that the third party acquired from the former Vasjar shareholders. These shares were delivered to, and accepted by, the third party on November 22, 2006.

On April 1, 2006, we were not able to deliver free-trading shares called for under Tranche 2, Stage Two, and thus we were required to pay the former Vasjar shareholders additional Wescorp common shares for each month that the shares were not delivered. In February 2007, the third party acquired the interests of the former Vasjar shareholders in connection with the share delivery requirements of Tranche 2, Stage Two. As a result, the Company owed the shares under Tranche 2, Stage Two to a third party. By December 18, 2007, Wescorp had issued 3,654,750 restricted common shares to the third party in fulfillment of Tranche 2, Stage Two.

Under the agreement, if any of the Wescorp shares to be issued to the former Vasjar shareholders have not been delivered for a period of 182 days after the applicable due date, the former Vasjar shareholders may at their option terminate the share purchase agreements, without notice or prior opportunity to cure. The former Vasjar shareholders did not exercise these rights, and they sold to a third party their rights, including their rights to receive shares and/or penalty shares from the Company under both Stage One and Stage Two. We have also received a written waiver from the third party waiving and canceling any termination rights that the third party may have as a result of his purchase of certain rights under the Vasjar purchase agreements. In addition, we pledged to the former Vasjar shareholders all the Vasjar shares as security to guarantee Wescorp’s performance under the share purchase agreements.

Although the Registration Statement covering the shares to be delivered to the Vasjar shareholders became effective in January 2008, as of May 17, 2010, we had not delivered the Vasjar shares under Tranche 2, Stage Three because we were involved in discussions with the former Vasjar shareholders concerning the possibility of reaching a mutually acceptable agreement regarding the number of free-trading shares to be delivered. Without taking into account the Company’s position that the number of shares should be smaller and that the agreement limits the total number of shares issuable in connection with Tranche 2, the former Vasjar shareholders believe they are entitled to the 800,000 shares issuable under Stage Three plus penalty shares for the delayed delivery. Because we did not deliver any shares under Tranche 2, Stage Three by October 1, 2007, the former Vasjar shareholders currently have the right to terminate their respective share purchase agreements with us. If they do so, we would no longer own Vasjar or its subsidiary, Quadra, including the intellectual property rights owned by Quadra. With the completion of the acquisition of Vasjar, Wescorp owns, subject to Vasjar’s right to terminate the acquisition agreement, all the proprietary technology originally owned by Flowray (which was subsequently amalgamated with Flowstar) related to the DCR 900 system and other products.

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

Total Fluid Solutions

Our wholly-owned subsidiary, Total Fluid Solutions Inc. (“Total Fluid”), owns the world-wide rights to certain oil-water separation technology in the oil and gas field. The Canadian patent rights expire in March 2011. We have filed a provisional patent application for the worldwide oil and gas rights for additional technology in the same area. We also own all of the intellectual property rights for a solids-oil separation technology that is not patented, but is held as a trade secret. With these technologies, we hope to be able to remediate two of the main contaminates (solids, hydrocarbon) in oilfield water as the result of exploration for, and production of, oil and gas. We intend to use these technologies independently or in conjunction with each other or other water remediation technologies in order to address the critical water issues facing the oil and gas industry today.

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

In June 2009 Wescorp moved its initial H2Omaxx unit to Kansas where it was in operation with an independent oil and gas company until August 2009. In addition, Wescorp has received an order for one H2Omaxx unit and one HCXT unit from Western Canadian Oil Sands, Inc. for use in Northern Alberta.

On July 23, 1009, Wescorp and Cancen Oil Canada Corporation (“Cancen”), an oilfield waste management and processing company based in western Canada, signed a letter of intent to enter into a 50:50 joint venture agreement. Under the terms of the letter of intent a minimum of 12 units of H2Omaxx water and HCXT solids units, in any combination, will be strategically installed over the next 12 months at Cancen’s facilities to significantly increase efficiency and reduce operating costs.

On September 02, 2009 Cancen posted a $1,000,000 irrevocable line of credit for the immediate construction of three units to be deployed at Cancen’s facilities.

Under the terms of the letter of intent, Wescorp will be responsible for providing the intellectual property and technical support. Cancen will be responsible for operating and managing the joint venture and funding the operations, including, but not limited to, the construction and deployment costs of all H2Omaxx and HCXT remediation units.

Under the terms of the letter of intent, the joint venture will share in the revenue generated by the use of Wescorp’s H2Omaxx and HCXT units at Cancen’s facilities. Upon initial operation of the remediation units, the revenue will be split 25:75 (Wescorp: Cancen) until 110% of the construction costs are repaid to Cancen. Thereafter, the revenue will be shared on a 50:50 basis.

For further details see our Current Report on Form 8-K filed with the SEC on August 04, 2009 and September 21, 2009.

On April 14, 2010, Wescorp entered into an agreement to lease a H unit to Cancen. Under the terms of this agreement Wescorp and Cancen will share in the revenue generated from the oil recovered by the use of Wescorp’s H2Omaxx unit at Cancen’s facility on a 50:50 basis. Cancen is responsible for all the costs related to the mobilization, commissioning, maintenance, and repair of the H2Omaxx unit while it is being utilized under the terms of the lease. Cancen is also responsible for the costs associated decommissioning and removal costs of the H2Omaxx unit when the lease is terminated. The lease maybe terminated by either party upon 15 days prior written notice.

Raider Chemical Corporation

Our wholly-owned subsidiary, Raider Chemical Corporation (“Raider”), designs and manufactures specialized chemicals used in the cementing and stimulation services area, within the oil and gas industry. Raider is currently making sales in Canada, and the US.

Operations Summary

Results from Operations – 2010 Compared to 2009 - Adjusted for Discontinued Operations

Three Months Ended March 31, 2010 Compared to Three Months Ended March 31, 2009

Revenues

Revenues during the quarter ended March 31, 2010 were $445,916 compared to $200,875 for the quarter ended March 31, 2009, an increase of $245,041, or 122.0% . This improvement is primarily attributed to the increased drilling activity of Raider’s main customer. In addition, Raider has added a second chemical line to diversify its product offerings and increase its customer base.

Also contributing to the increase in revenue is the strengthening of the Canadian dollar relative to the US dollar. The average exchange rate for the Canadian dollar compared to the US dollar increased by approximately 19.7% .for the quarter ended March 31, 2010 compared to the same quarter in 2009. As virtually all revenue is from sales to customers in Canada, the increase in the exchange rate had a significant impact on revenue for the three months ended March 31, 2010.

Cost of Sales

As a percentage of revenues, cost of sales for the quarter ended March 31, 2010 decreased to 61.8% versus 75.4% for the quarter ended March 31, 2009. A significant portion of the inventory is purchased from suppliers in the U.S.A. and the cost of these goods has been lower when compared to the prior year due to the strengthening of the Canadian dollar as described above. Also, a portion of the cost of sales are fixed in nature and when these costs are distributed over a larger revenue figure the related cost of sales percentage decreases.

Expenses

Operating expenses for the quarter ended March 31, 2010 were $715,477 versus $888,832 for the quarter ended March 31, 2009, a decrease of $173,355. The largest decreases in our operating expenses were in consulting; wages and benefits; depreciation and amortization; interest, finance, and bank charges; wages stock based, and research and development as explained below.

Consulting fees incurred in the three-month period ended March 31, 2010 in the amount of $49,052 were $103,504 lower than the $152,556 incurred in the same period for 2009. Under the terms of consulting contracts that existed at March 31, 2009, we were required to issue 300,000 common shares that were valued at $99,900. No corresponding costs for consulting fees paid with shares were incurred in the quarter ended March 31, 2010. In addition, there was one less consulting contract with consultants in the quarter ended March 31, 2010 when compared to the same period in 2009.

Wages and benefits decreased to $208,410 during the quarter ended March 31, 2010 versus $263,156 during the quarter ended March 31, 2009, a decrease of $54,746. Savings can be attributed to not replacing employees who left the Company and the Company’s decision to lay off certain employees. As most of the employees are paid in Canadian dollars, the Company realized an offsetting increase in payroll costs due to the strengthening of the Canadian dollar when compared to the US dollar as described above.

Depreciation and amortization expense for the quarter ended March 31, 2010 was $2,743 versus $50,068 for the quarter ended March 31, 2009, a decrease of $47,325. At December 31, 2009, the Company recorded an impairment in the value of the equipment used in the water remediation business unit in the amount of $381,706. This write-down was necessary as this equipment did not demonstrate that the sum of the expected undiscounted future cash flows for these assets would be greater than the carrying amount of the assets. As the impaired assets were being depreciated at March 31, 2009, the corresponding expense for that period was higher than in 2010. In addition, the value of property and equipment, other than the equipment used in the water remediation business unit that was not fully depreciated at March 31, 2009 was higher than at March 31, 2010.

We incurred interest, finance and bank charges of $73,151 for the quarter ended March 31, 2010 compared to $112,487 incurred during the quarter ended March 31, 2009. The decrease in this expense can be attributed to the reduction in interest-bearing debt from $3,919,351 at March 31, 2009, to $2,700,651 at March 31, 2010. The settlement of the $2,250,000 principal balance of a debenture in exchange for 4,500,000 common shares of the Company on September 15, 2009, was the primary reason for the reduction in interest-bearing debt.

During the quarter ended March 31, 2009, options to purchase 100,000 common shares pursuant to employment agreements for executive officers, valued at $35,500, vested. In the same period for 2010, no options to purchase common shares pursuant to employment agreements for executive officers vested. Thus, the Company had a decrease of $35,500 in stock-based wages during the three months ended March 31, 2010 compared to the three months ended March 31, 2009.

No costs for research and development of the H2Omaxx technology were incurred in the quarter ended March 31, 2010, compared to the $26,801 incurred in the quarter ended March 31, 2009. Additional expenses related to the H2Omaxx technology during the quarter ended March 31, 2010, were for repairs and maintenance to bring the unit up to its original specifications. During the quarter ended March 31, 2009, expenditures totaling $41,566 were made on the development of the H2Omaxx technology which were partially offset by grant funds received in the period.

The Company decided to compensate outside directors in the form of shares commencing on April 1, 2006. During the quarter ended March 31, 2010, the Company incurred $ 10,243 in directors’ fees compared to $15,618 for the same period in 2009. The lower costs are a direct result of a decrease in the market price of Wescorp shares.

The above decreases were partially offset by increases in advertising and investor relations; travel; office; equipment repairs, and maintenance; insurance; and legal and accounting expenses.

Advertising and investor relations expenses increased by $49,095 to $94,682 for the quarter ended March 31, 2010 versus $45,587 reported for the quarter ended March 31, 2009. This increase is a direct result of the contracts for investor relations consulting services in the quarter ended March 31, 2010 were for higher amounts than the contracts that existed during the quarter ended March 31, 2009. In addition, costs were incurred in the first quarter of 2010 for presentations to potential investors, and for website development that were not incurred in 2009.

Travel expenses during the quarter ended March 31, 2010 increased to $53,614 versus the $25,726 incurred in the quarter ended March 31, 2009. This increase is a direct result of doing presentations to potential investors in the US which did not occur in the corresponding period in 2009. In addition, the costs associated with vehicle lease contracts were at higher amounts in the three months ended March 31, 2010 than similar contracts in the three months ended March 31, 2009. Travel costs for Total Fluid increased to $15,219 in the quarter ended March 31, 2010 versus the $10,831 incurred in the same period for 2009.

Office expenses for the quarter ended March 31, 2010 were $104,670 compared to $79,180 for the quarter ended March 31, 2009. The increase of $25,490 is primarily a result of increased rent charges. Prior to the discontinuation of the operations of Flowstar, certain long-term leases and short-term rentals were being charged to that business unit. As not all the space under these contracts can be charged to sub-tenants, the excess previously allocated to that business unit is now being charged against continuing operations. There were also increased costs for telephone charges as well as the office costs of the Total Fluid and Raider business units in the three months ended March 31, 2010, versus the same period of 2009. As almost all of the office expenses were incurred in Canadian dollars instead of US dollars, some additional costs were also incurred by the increase in the exchange rate for the Canadian dollar as described above.

During the quarter ended March 31, 2010, expenses in the amount of $22,918 were incurred for repairs and maintenance to bringthe H2Omaxx unit up to its original specifications. As this unit was still under development in the quarter ended March 31, 2009, no corresponding costs were incurred during that period.

Insurance expense for the quarter ended March 31, 2010, was $29,498 compared to $20,875 for the quarter ended March 31, 2009. The increase is due to higher premiums for our directors’ and officers’ liability insurance partially offset by a slight decrease in our comprehensive insurance premiums.

Legal and accounting costs for the three months ended March 31, 2010, were $66,496, which was an increase of $5,218 compared to the corresponding period of 2009. The increase in 2010 is directly related to higher legal fees required for the disposition of the Flowstar business unit.

Other Income and Expenses

For the quarter ended March 31, 2010, other expenses have decreased by $548,500 from the same period in 2009. This decrease is the net result of the matters described below.

We did not deliver free-trading shares called for under Tranche 2, Stage Three of the agreement to acquire the outstanding shares of Vasjar, and we have accounted for certain penalty shares that may be due to the former Vasjar shareholders for each month that the shares are not delivered. This accounting resulted in other income of $130,906 being recorded for the quarter ended March 31, 2010, (March 31, 2009 – other expense of $441,855) which reflects the increase in shares potentially needed to be delivered and the closing trading price of Wescorp shares as at March 31, 2010. We do not agree with the former Vasjar shareholders that they are entitled to all these shares, but we intend to account for the shares in this manner until the matter is resolved. The closing price of Wescorp common shares at March 31, 2010 was $0.21, a drop of $0.08 per share from the closing price of Wescorp common shares at December 31, 2009. This large decrease in the share price reduced the estimated value of the liability with respect to Tranche 2, Stage Three from the amount that was estimated at December 31, 2009, and accordingly, other income was recorded in the three months ended March 31, 2010.

The foreign currency loss of $21,709 for the quarter ended March 31, 2010 is a direct result of the Canadian dollar being stronger than the U.S. dollar at March 31, 2010 when compared to December 31, 2009. Many payables are denominated in Canadian dollars, and as that currency strengthens, exchange losses result when payables are settled. The foreign currency gain of $2,552 for the quarter ended March 31, 2009 was a direct result of the Canadian dollar being slightly weaker than the U.S. dollar at March 31, 2009 when compared to December 31, 2008.

Income (Loss) from Discontinued Operations

During the year ended December 31, 2009, the Company determined to exit the natural gas flow measurement business to focus on developing its drilling related products and related services business, and its water remediation technology. In January 2010, the Company sold a substantial portion of its assets related to the natural gas flow measurement business to a non-related full service engineering firm based in Calgary, Alberta, Canada. The Company had sold its natural gas flow measurement systems through its subsidiary Flowstar. After taxes, the Company had income from discontinued operations of $16,257 in the quarter ended March 31, 2010 compared to a loss of $163,725 for the quarter ended March 31, 2009. The Company has reclassified the operating results of this business unit as discontinued operations as they are material to the Company's consolidated financial statements.

Net Loss

The net loss for the quarter ended March 31, 2010 of $419,496 compared to a net loss of $1,442,501 for 2009 is due to the net effect of the increase in gross profit of $121,168, decrease in operating expenses of $173,355, decrease in other expenses of $548,500 and the decrease in the loss from discontinued operations of $179,982 as set forth above.

Continued Liquidity and Financing of Business Plan

To date, our operations have been funded by a combination of short-term debt and equity financing. Currently, cash on hand, short-term investments and collection of trade accounts receivable are our only existing sources of liquidity. In the event that we do not achieve positive cash flow from operations in 2010, we will be relying on debt and equity financings to provide our Company with sufficient capital to continue our development and operational plans. There can be no assurance that we can continue to grow, which would have a significant effect on the financial condition of our Company and our ability to effectively implement our proposed business plans.

Although we do not have any lending arrangements in place with banking or financial institutions, we intend to seek conventional bank financing for the Company once we redeem or effect the conversion of the outstanding short-term convertible debenture to equity as noted herein.

We are also currently in the process of arranging financing for our 2010 operations and investment plan. As part of our overall investment objectives, we intend to attempt to acquire and develop one or more additional remediation technologies in 2010. Our total anticipated funding requirement through the end of 2010 is estimated to be approximately $2,500,000. We believe that if we are able to obtain this financing, of which there is no assurance, our cash balances will be sufficient to carry on normal operations for the next twelve months plus meet any cash requirements that may be needed for target investments or acquisitions. Any sale of additional equity securities, if undertaken, will result in dilution to our stockholders. There can be no assurance that additional financing, when required, will be available to us or on acceptable terms.

Off-Balance Sheet Arrangements

We have never entered into any off-balance sheet financing arrangements and have not formed any special purpose entities. We have not guaranteed any debt or commitments of other entities or entered into any options on non-financial assets.

ITEM 4T. CONTROLS AND PROCEDURES

(a)       Disclosure Controls and Procedures. An evaluation was carried out under the supervision and with the participation of our management, including our Principal Financial Officer and Principal Executive Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report on Form 10-Q. Disclosure controls and procedures are procedures designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, such as this Form 10-Q, is recorded, processed, summarized and reported, within the time period specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and is communicated to our management, including our Principal Executive Officer and Principal Financial Officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on that evaluation, our Principal Financial Officer and Principal Executive Officer concluded that, as of March 31, 2010, our disclosure controls and procedures are effective to satisfy the objectives for which they are intended.

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

PART II - OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On February 19, 2010, we issued 100,000 units, at a price of $0.25 per unit, for total proceeds of $25,000. Each unit consists of one share of common stock and one common stock warrant. One warrant entitles the holder to purchase one additional common share at a price of $0.50 per share at any time until the second anniversary of the date of issuance of the warrant. The units were issued to non-US residents outside the United States in reliance upon the exemption from registration under Regulation S of the Securities Act of 1933, as amended. This issuance qualified for exemption from registration because (i) the securities were sold to non-U.S. investors in an offshore transaction (as defined under Regulation S); (ii) the Company did not use any directed selling efforts (as defined under Regulation S) in the United States; (iii) offering restrictions (as defined under Regulation S) were implemented by the Company; and (iv) the investors received and will receive upon execution of any warrant “restricted securities” that include all applicable legends and are subject to resale limitations in accordance with Regulation S. The Company is required to pay a 10% commission to a non-U.S. resident outside the U.S. in conjunction with this private placement in the form of 10,000 units that have the same terms and conditions as those issued in the private placement.

ITEM 3. DEFAULT UPON SENIOR SECURITIES.

On September 15, 2009, the Company went into default on $90,000 of its 14% Convertible Secured Debentures and approximately $73,000 of its 14% Redeemable Secured Debentures. Although the Company continues to pay the interest due on these debentures, as of the filing date of this report, it was still in default with respect to approximately $163,000 of outstanding principal. In addition, as of May 15, 2010, the Company went into default on approximately $140,000 of its 14% Redeemable Secured Debentures. The Company also continues to pay the interest due on these debentures; however, as of the filing date of this report, it was still in default with respect to approximately $140,000 of outstanding principal. All of the foregoing debentures are secured by the inventories and accounts receivables of Flowstar.

ITEM 6. EXHIBITS.

Exhibit
Number	Description
2.1	Share Purchase and Subscription Agreement dated June 9, 2003 among the Company, 1049265 Alberta Ltd., Flowray, Flowstar, New Millennium Acquisitions Ltd. ("New Millennium") and Gregory Burghardt. (Incorporated by reference to the Company’s Current Report on Form 8-K/A filed with the Commission on May 12, 2004, File No. 000-30095.)

2.2	Share Purchase Agreement dated as of January 14, 2004 between the Company and the Trustee of the Epitihia Trust. (Incorporated by reference to the Company’s Current Report on Form 8-K/A filed with the Commission on May 12, 2004, File No. 000-30095.)

2.3	Share Purchase Agreement dated as of January 14, 2004 between the Company and the Trustee of the Abuelo Trust. (Incorporated by reference to the Company’s Current Report on Form 8-K/A filed with the Commission on May 12, 2004, File No. 000-30095.)

2.4	Share Purchase and Subscription Amending Agreement dated January 14, 2004 among the Company, 1049265 Alberta Ltd., Flowray, Flowstar, New Millennium and Gregory Burghardt. (Incorporated by reference to the Company’s Current Report on Form 8- K/A filed with the Commission on May 12, 2004, File No. 000-30095.)

2.5	Share Purchase Agreement dated as of January 14, 2004 between the Company and Epitihia Trust. (Incorporated by reference to the Company’s Current Report on Form 8-K/A filed with the Commission on May 12, 2004, File No. 000-30095.)

2.6	Share Purchase Agreement dated as of January 14, 2004 between the Company and Abuelo Trust. (Incorporated by reference to the Company’s Current Report on Form 8-K/A filed with the Commission on May 12, 2004, File No. 000-30095.)

2.7	Share Purchase Option Agreement dated February 10, 2004 between the Company and Olav Ellingsen (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on April 9, 2004, File No. 000-30095.)

Exhibit
Number	Description
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

4.8	Form of Warrant issued to Non-United States Residents (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on February 20, 2008.)

4.9	Form of Warrant issued to Non-United States Residents (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on May 7, 2009.)

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 *	Certification of Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer and Principal Financial and Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Wescorp Energy, Inc.

Date: May 20, 2010	By: /s/ Douglas Biles
Douglas Biles
Chief Executive Officer
(Principal Executive Officer)

Date: May 20, 2010	By: /s / Blaine Miciak
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

4.8	Form of Warrant issued to Non-United States Residents (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on February 20, 2008.)

4.9	Form of Warrant issued to Non-United States Residents (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on May 7, 2009.)

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 *	Certification of Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer and Principal Financial and Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Filed herewith.