Form 10-Q
period 2010-06-30
WESCORP ENERGY INC
filed 2010-09-20
CIK 1069489

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2010 OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________to __________

Commission File Number 000-30095

WESCORP ENERGY INC.
(Exact name of registrant as specified in its charter)

Delaware	98-0447716
State or other jurisdiction of	(I.R.S. Employer
incorporation or organization	Identification No.)

Suite 400, 435 – 4th Avenue South West, Calgary, Alberta T2P 3A8
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

Large accelerated filer ____	Accelerated filer ___
Non-accelerated filer____(Do not check if a small reporting company)	Small reporting company X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [ ] No [X]

Number of shares outstanding of the registrant's class of common stock as of September 15, 2010 was 105,136,017.

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
  WE MAY NOT BE ABLE TO SATISFY THE MINIMUM PURCHASE REQUIREMENTS TO MAINTAIN OUR LICENSE RIGHTS TO SOME OF THE H20MAXX TECHNOLOGY.
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
  MANAGEMENT IS ABLE TO INTEGRATE ANY BUSINESSES ACQUIRED;
  MANAGEMENT IS ABLE TO CARRY OUT ITS BUSINESS PLAN AND TO MANAGE ITS GROWTH EFFECTIVELY AND EFFICIENTLY;
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
  OUR WESCORP NAVIGATOR MAY NOT HAVE ADEQUATE DEMAND OR BE PROFITABLE;
  IF ACQUISITIONS ARE COMPLETED, THEY MAY BE UNSUCCESSFUL FOR TECHNICAL, ECONOMIC, OR OTHER REASONS; AND
  THE CURRENT U.S., CANADIAN, AND WORLD FINANCIAL MARKETS AND CREDIT SITUATION MAY MAKE IT DIFFICULT OR IMPOSSIBLE TO ADEQUATELY FINANCE THE ONGOING CAPITAL AND OPERATING REQUIREMENTS FOR THE COMPANY.

CURRENCIES

All amounts expressed herein are in U.S. dollars unless otherwise indicated.

Wescorp Energy Inc.

REPORT ON FORM 10-Q

FOR THE PERIOD ENDED JUNE 30, 2010

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

WESCORP ENERGY INC.
CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2010	2009
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash	$245,174	$118,286
Accounts receivable	152,943	258,739
Inventories	3,365	51,285
Prepaid expenses	50,778	14,345
Current assets of discontinued operations	20,496	485,041
TOTAL CURRENT ASSETS	472,756	927,696

EQUIPMENT, net	28,268	33,888

EQUIPMENT, DISCONTINUED OPERATIONS	-	12,564

OTHER ASSETS
Investments	29,592	29,592

TOTAL ASSETS	$530,616	$1,003,740

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable	$1,144,869	$1,125,493
Accrued liabilities	930,914	716,965
Current portion of notes payable	889,014	600,445
Penalty share obligation	6,583,164	5,388,236
Due to related parties	242,832	101,397
Related party note payable	-	1,924,681
Convertible debentures	98,573	90,000
Debentures payable	47,145	217,213
Current liabilities of discontinued operations	85,289	385,923
TOTAL CURRENT LIABILITIES	10,021,800	10,550,353

LONG-TERM LIABILITIES
Notes payable, net of current portion	1,537,688	1,537,688
Due to related parties	116,877	116,877
TOTAL LONG-TERM LIABILITIES	1,654,565	1,654,565

STOCKHOLDERS' DEFICIT
Preferred stock, 50,000,000 shares authorized, $0.0001 par value; no shares issued
Common stock, 250,000,000 shares authorized, $0.0001 par value; 103,603,209 and 97,220,842 shares issued and outstanding, respectively	10,361	9,722
Additional paid-in capital	45,127,235	41,800,107
Deferred compensation	(18,016)	(33,543)
Private placement and warrant subscriptions	665,186	922,333
Shares issuable	136,850	230,957
Accumulated other comprehensive income	150,685	84,424
Accumulated deficit	(57,218,050)	(54,215,178)
	(11,145,749)	(11,201,178)

TOTAL LIABILITIES AND
STOCKHOLDERS' DEFICIT	$530,616	$1,003,740

The accompanying notes are an integral part of these consolidated financial statements.

WESCORP ENERGY INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009

REVENUES	$206,525	$73,037	$652,441	$273,912

COST OF SALES	134,377	63,988	409,766	215,504

GROSS PROFIT	72,148	9,049	242,675	58,408

EXPENSES
Wages and benefits	183,866	227,189	392,275	490,351
Wages stock based	-	-	-	35,500
Consulting	148,582	58,897	197,634	211,453
Consulting stock based	163,800	-	163,800	-
Equipment repairs and maintenance	22,921	-	45,839	-
Research and development	-	53,511	-	80,312
Office	107,096	82,618	211,766	161,798
Advertising and investor relations	93,464	75,902	188,146	121,489
Advertising and investor relations stock based	35,600	226,600	35,600	226,600
Travel	42,543	64,508	96,157	90,234
Legal and accounting	117,085	14,925	183,581	76,203
Insurance	24,119	23,352	53,617	44,227
Depreciation and amortization	2,877	50,626	5,620	100,694
Interest, finance and bank charges	120,000	134,104	193,151	246,591
Directors fees	9,934	14,247	20,177	29,865
Beneficial conversion interest	6,360	-	6,360	-
Interest accreted on financial instruments	168,600	-	168,600	-
TOTAL OPERATING EXPENSES	1,246,847	1,026,479	1,962,323	1,915,317

LOSS FROM OPERATIONS	(1,174,699)	(1,017,430)	(1,719,648)	(1,856,909)

OTHER INCOME (EXPENSE)
Penalty for late delivery of shares	(1,397,834)	(327,870)	(1,266,928)	(769,725)
Foreign currency translation gain (loss)	31,919	(37,207)	10,210	(34,655)
Loss on settlement of debt	(36,023)	-	(36,023)	-
TOTAL OTHER EXPENSE	(1,401,938)	(365,077)	(1,292,741)	(804,380)

LOSS FROM CONTINUING OPERATIONS	(2,576,637)	(1,382,507)	(3,012,389)	(2,661,289)

INCOME (LOSS) FROM DISCONTINUED OPERATIONS, net of tax	(6,740)	(186,796)	9,517	(350,515)

NET LOSS	$(2,583,377)	$(1,569,303)	$(3,002,872)	$(3,011,804)

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation gain (loss)	(3,027)	15,651	(5,739)	(85,740)
Unrealized gain on adjustment of agreement payable to fair market value	24,000	44,000	72,000	76,000
	20,973	59,651	66,261	(9,740)

COMPREHENSIVE LOSS	$(2,562,404)	$(1,509,652)	$(2,936,611)	$(3,021,544)

LOSS FROM CONTINUING OPERATIONS PER SHARE (BASIC AND DILUTED)	$(0.03)	$(0.02)	$(0.03)	$(0.03)

LOSS FROM DISCONTINUED OPERATIONS PER SHARE (BASIC AND DILUTED)	$-	$-	$-	$-

WEIGHTED AVERAGE NUMBER COMMON SHARES OUTSTANDING - BASIC AND DILUTED	101,607,287	89,501,788	98,455,834	89,165,155

The accompanying notes are an integral part of these consolidated financial statements.

     WESCORP ENERGY INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,002,872)	$(3,011,804)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	5,620	100,694
Stock-based compensation	199,400	262,100
Beneficial conversion interest	6,360	-
Interest accreted on financial instruments	168,600	-
Loss on settlement of debt	36,023	-
Amortization of deferred share compensation	15,527	15,402
Fair value of common stock issued for services	114,337	99,900
Loss (income) from discontinued operations	(9,517)	350,515
Penalty for late delivery of shares	1,266,928	769,725
Changes in operating assets and liabilities:
Accounts receivable	105,796	114,845
Inventories	47,920	26,709
Prepaid expenses	(36,433)	5,623
Accounts payable and accrued liabilities	233,325	25,249
Net cash used in operating activities	(848,986)	(1,241,042)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable	289,289	19,610
Proceeds from convertible debentures	98,573	-
Repayments on debentures payable	-	(100,000)
Increase in amounts due to related parties	141,435	-
Proceeds received from exercise of warrants prior to issuing shares	-	39,689
Proceeds received from private placement	287,500	822,000
Private placement issuance costs	(19,447)	(7,476)
Net cash provided by financing activities	797,350	773,823
CASH FLOWS FROM (USED BY) DISCONTINUED OPERATIONS	185,993	210,527
Effect of exchange rates	(7,469)	(75,624)
Net increase (decrease) in cash	126,888	(332,316)
Cash, beginning of period	118,286	429,171
Cash, end of period	$245,174	$96,855
SUPPLEMENTAL CASH FLOW DISCLOSURES:
Cash paid for:
Interest	$28,570	$150,141
Income taxes	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

WESCORP ENERGY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
June 30, 2010

NOTE 1 – BASIS OF PRESENTATION

These unaudited interim consolidated financial statements may not include all information and footnotes required by US GAAP for complete financial statement disclosure. However, except as disclosed herein, there have been no material changes in the information contained in the notes to the audited consolidated financial statements for the year ended December 31, 2009, included in the Company’s Form 10-K, which was filed with the Securities and Exchange Commission. These unaudited interim consolidated financial statements should be read in conjunction with the audited financial statements included in the Form 10-K. In the opinion of management, all adjustments considered necessary for fair presentation and consisting solely of normal recurring adjustments have been made. Operating results for the six months ended June 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.

Recent Accounting Pronouncements

The Company has reviewed recently issued accounting pronouncements and plans to adopt those that are applicable to it. It does not expect the adoption of these pronouncements to have an impact on its financial position, results of operations or cash flows.

NOTE 2 – PENALTY SHARE OBLIGATION

In connection with the acquisition of Flowstar Trading Inc. (“Flowstar”), and the outstanding shares of Vasjar Trading Ltd. (“Vasjar”), the Company was required to issue 2,400,000 common shares in Tranche 1, and up to an additional minimum 2,080,000 common shares over three years under Tranche 2 (480,000 on or before April 1, 2005 for Tranche 2, Stage One, 800,000 on or before April 1, 2006 for Tranche 2, Stage Two, and 800,000 on or before April 1, 2007 for Tranche 2, Stage Three).

On April 1, 2007, the Company was not able to deliver 800,000 free-trading shares called for under the purchase agreement to acquire Vasjar, and thus the Company is obligated to issue the former Vasjar shareholders an additional 10% penalty common shares of the Company, compounded monthly, for each month that the free-trading shares are not delivered resulting in a charge to operations for the fair value of these penalty common shares. The Company and the former Vasjar shareholders disagree as to whether the number of shares that can be issued is limited by another provision of the agreements. To date, no shares have been issued and the Company has been unable to reach a mutually acceptable settlement with the Vasjar shareholders.

The penalty common shares under this stage resulted in a charge to operations of $1,266,928 for the six months ended June 30, 2010 ($769,725 for the six months ended June 30, 2009), based on the fair value of the shares. As at June 30, 2010, the Company has recorded an accrual for an estimated 32,915,822 common shares valued at $6,583,164. The cumulative amount accrued for the obligation has been recorded based on the quoted market price at June 30, 2010 multiplied by the estimated aggregate share amount. The obligation does not represent a financial instrument and fair value has not been determined.

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

The following table summarizes the operating results of the discontinued operations for the quarters ended June 30, 2010 and 2009:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenue	$25,092	$299,048	$121,969	$667,772
Cost of sales	21,389	175,065	100,412	391,991
	3,703	123,983	21,557	275,781
Expenses	10,443	310,779	12,040	626,296
Income (loss) from
discontinued operations	$(6,740)	$(186,796)	$9,517	$(350,515)

The following table sets forth the assets and liabilities of the discontinued operations.

	June 30,	December 31,
	2010	2009
	(unaudited)
Accounts receivable	$3,570	$362,459
Inventories	-	69,426
Prepaids	16,926	53,156
Current assets of discontinued operations	20,496	485,041

Equipment of discontinued operations	-	12,564

Total assets of discontinued operations	$20,496	$497,605

Accounts payable and accrued liabilities	$84,870	$376,737
Current portion of notes payable	419	9,186

Total liabilities of discontinued operations	$85,289	$385,923

As of June 30, 2010, the Company was in default with respect to approximately $47,145 of outstanding principal on a 14% Redeemable Secured Debenture. The Company continues to pay the interest due on this debenture. The foregoing debenture is secured by the inventories and accounts receivable of Flowstar.

NOTE 4 – INVESTOR RELATIONS AGREEMENT

On April 1, 2010, the Company entered into an investor relations agreement. The Company, in exchange for $100, is required to issue 1,350,000 warrants to purchase common shares of the Company at a price of $0.40 per share. The warrants expire April 1, 2014. The warrants shall vest 650,000 upon the date of the agreement and the balance will vest in equal amounts on the last day of each month for each of the first six months the agreement is effective. If the Company issues common shares, or grants warrants or options, at a price lower than $0.40, then the warrants will be re-priced at the lower price. As at the date of the filing of these financial statements the warrants related to this agreement have not been issued.

NOTE 5 – SHARE CAPITAL

On May 17, 2010, the Company completed a private placement for an aggregate amount of $396,647 and issued 1,586,588 units, each consisting of one common share of the Company and one common share purchase warrant. The warrants entitle the holders thereof to purchase an aggregate of 1,586,588 shares of the Company’s common stock, at a price of $0.50 per share, for two years.

On May 17, 2010, the Company completed a private placement for 250,000 units for proceeds of $100,000. Each unit consists of one common share and one common share purchase warrant with an exercise price of $0.60 per share, for two years.

On May 17, 2010, the Company issued 120,000 units valued at $48,000 to settle outstanding commissions related to a private placement. Each unit consists of one common share and one common share purchase warrant with an exercise price of $0.60 per share, for two years.

On May 17, 2010, in connection with prior extensions during 2008 and 2009 of certain of the Company’s obligations under its 14% Redeemable Convertible Secured Debentures and its 14% Redeemable Secured Debentures, the Company issued to the holders of the debentures warrants to purchase an aggregate of 1,100,000 shares of the Company’s common stock with an exercise price of $0.20 per share which are exercisable for a period of two years and warrants to purchase an aggregate of 100,000 shares of the Company’s common stock with an exercise price of $0.40 per share which are exercisable for a period of two years.

On May 19, 2010, the Company issued 2,212,277 shares to settle obligations totaling $1,924,681 owed to a corporation controlled by a director of the Company.

On June 14, 2010, the Company issued 1,325,000 common shares at $295,088 to settle debentures.

On June 14, 2010, the Company issued 170,000 common shares valued at $39,015 to settle outstanding commissions related to new debt financing incurred by the Company during the six months ended June 30, 2010.

On June 15, 2010, the Company issued 200,000 common shares to settle obligations in the amount of $50,400 incurred pursuant to the terms of two consulting agreements.

Additional equity transactions during the six months ended June 30, 2010 include the issuance of 453,285 common shares to settle certain amounts payable pursuant to an employment contract totaling $104,029, and the issuance of 65,217 common shares valued at $15,000 to settle certain amounts payable pursuant to an investor relations agreement.

NOTE 6 – SUBSEQUENT EVENT

The Company is the licensee to certain intellectual property rights to H2Omaxx under a licensing agreement (the “Agreement”).  Under the Agreement, the Company is required to purchase four aerators from the licensor during each year of the Agreement.  The Company has not purchased the required aerators to date.   On September 2, 2010 the licensor issued a notice of default in accordance with the terms of the Agreement.  The Agreement requires that the Company cure any material defaults within 90 days.

The Company intends to cure the defaults and make the required purchases within 90 days from the date of the notice of default.

During the two-year period from December 18, 2007 until December 17, 2009, the Company purchased one aerator and has ordered six aerators in 2010.  The Company plans to purchase an additional aerator during October 2010 to fulfill its commitment as of December 17, 2009.  It also plans to purchase an additional four aerators prior to December 17, 2010 in accordance with the Agreement.  The Company will need to obtain additional funding in order to complete these commitments and there is no assurance that the Company will be able to obtain any additional funds for the Company.   The Company purchases each aerator at a cost of approximately $25,000.  If the Company does not cure the defaults within the required time period, the licensor has the right to terminate the Agreement.

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

Overview

Over the last six months, Wescorp has completed its transition from a broad oil and gas technology company to a specialized clean water technology company. Wescorp is now solely focused on refining and commercializing its two key technologies, the H2Omaxx and the HCXT, which significantly reduce contaminated water treatment and disposal costs for oil and gas producers. The technologies also have applications to the marine (shipping) industry. Prior to 2010, our business strategy was to acquire, fund and develop new systems and technologies in the oil and gas industry through investments in companies or products for which early stage product development had been completed.

Having picked our lead technologies, our goal is now to generate capital appreciation for our shareholders by commercialization of the H2Omaxx and the HCXT technologies. During the first six months of 2010, we operated primarily through two strategic Business Units, or SBUs, including; (i) our subsidiary Total Fluid Solutions Inc. (“Total Fluid”), which holds some of the rights to the H2Omaxx and the rights to the HCXT technologies; and (ii) our subsidiary Raider Chemical Corporation (“Raider”), a small chemical manufacturing business, which is secondary to our water technology business. A short synopsis of each business unit and our recent business activities follows.

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

a.

Total Fluid – Our wholly-owned subsidiary, Total Fluid, holds an exclusive license on a Canadian patent for certain oil- water separation technology. The patent expires in March 2011. We have developed additional technology in the same area, which we intend to hold as a trade secret. We also have a solids-oil separation technology that is not patented, but is held as a trade secret. With these technologies, we hope to be able to remediate two of the main contaminates (solids, hydrocarbon) in oilfield water as the result of exploration for, and production of, oil and gas. The technology to remove solids from the oilfield water uses a proprietary, environmentally friendly, chemical process to separate drilling solids from the water and hydrocarbon mixtures, which are found in the water as a result of drilling the wells. The solids are cleaned to a standard that allows them to be used in construction. The technology to remove hydrocarbons from the oilfield water uses a patented aeration process that is expected to reduce the hydrocarbon content from the conventional 5,000 to 30,000 parts per million range to less than 100 parts per million. The third technology, to remove salt from the oilfield water, uses a low-energy process of flash distillation to separate the salts from the water. See Part II, Item 5. OTHER INFORMATION for information concerning a notice of default concerning the license on the oil-water separation technology patent.

b.	Raider – Our wholly-owned subsidiary, Raider, designs and manufactures specialized chemicals used in the cementing and stimulation services area, within the oil and gas industry.

Our sources of revenue now include (a) revenues from our subsidiary, Raider, and (b) revenues from our subsidiary, Total Fluid.

Overall, the Company has yet to reach profitability and during the six months ended June 30, 2010, we experienced negative cash flows. If we continue to experience negative cash flows, then we will have to continue to fund our operations by the issuance of new equity and/or the assumption of debt. There can be no assurances that we will be successful in these regards, which would significantly affect our ability to execute our business plan. Management is seeking new capital, as discussed below.

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

In the near future, we intend to raise additional capital by selling new equity, or incurring debt, to finance the following:

  The business development and expansion of water and soil remediation technologies (Total Fluid); and
  Payables and any negative cash flow resulting from operations.

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

Although the Registration Statement covering the shares to be delivered to the Vasjar shareholders became effective in January 2008, as of May 17, 2010, we had not delivered the Vasjar shares under Tranche 2, Stage Three because we were involved in discussions with the former Vasjar shareholders concerning the possibility of reaching a mutually acceptable agreement regarding the number of shares to be delivered. Without taking into account the Company’s position that the number of shares should be smaller and that the agreement limits the total number of shares issuable in connection with Tranche 2, the former Vasjar shareholders believe they are entitled to the 800,000 shares issuable under Stage Three plus penalty shares for the delayed delivery. Because we did not deliver any shares under Tranche 2, Stage Three by October 1, 2007, the former Vasjar shareholders currently have the right to terminate their respective share purchase agreements with us. If they do so, we would no longer own Vasjar or its subsidiary, Quadra, including the intellectual property rights owned by Quadra. With the completion of the acquisition of Vasjar, Wescorp owns, subject to Vasjar’s right to terminate the acquisition agreement, all the proprietary technology originally owned by Flowray (which was subsequently amalgamated with Flowstar) related to the DCR 900 system and other products.

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

Total Fluid Solutions

Our wholly-owned subsidiary, Total Fluid Solutions Inc. (“Total Fluid”), holds an exclusive license on a Canadian patent for an oil-water separation technology known as H2Omaxx. The Canadian patent expires in March 2011. (See also, Part II, Item 5 for information concerning a notice of default concerning this license.) We have evolved the original technology and developed additional operating technology for the H2Omaxx. Going forward, we intend to hold these additional technology developments as trade secrets. We also have a solids-oil separation technology, HCXT, which is not patented, but is held as a trade secret. With these technologies, we hope to be able to remediate two of the main contaminates (solids, hydrocarbons) in oilfield water as the result of exploration for, and production of, oil and gas. We intend to use these technologies independently or in conjunction with each other or other water remediation technologies in order to address the critical water issues facing the oil and gas industry today.

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

The Total Fluid field testing of the H2Omaxx has been completed at our industry-sponsored production facility, involving 120 oil and gas wells. During the last phase of our test period, we maintained over 90% uptime, with minimal interruptions. Our operational results have provided valuable data to our industry sponsors, allowing them to recommend technical improvements to our equipment, resulting in savings in operating costs. These independent third-party verified results showed that the H2Omaxx unit reduced the hydrocarbon content in water down to less than 10 parts per million.

We believe that our technology is sound and that the market opportunity is vast. We continue to work with the University of Calgary and the Canadian Environmental Technology Advancement Corporation on proving scalability and validating the technology’s use in other areas of applications.

Since the beginning of the second quarter of 2008, we have demonstrated our unit to over 100 investors, clients, industry experts, and government officials. It is expected that these demonstrations will lead to future sales opportunities of the unit.

Wescorp has had extensive discussions with interested parties regarding a worldwide strategic marketing and distribution alliance for the H2Omaxx technology in the oil and gas sector. A Letter of Intent for a Worldwide Exclusive Licensing Agreement to market and manufacture the H2Omaxx technology was signed with Weatherford International Inc. in early December 2008. The parties are waiting on additional test data prior to attempting to complete the negotiation of an agreement.

On July 23, 2009, Wescorp and Cancen Oil Canada Corporation (“Cancen”), an oilfield waste management and processing company based in western Canada, signed a letter of intent to enter into a 50:50 joint venture agreement. Under the terms of the letter of intent a minimum of 12 units of H2Omaxx water and HCXT solids units, in any combination, would be strategically installed over the next 12 months at Cancen’s facilities to significantly increase efficiency and reduce operating costs.

On September 02, 2009 Cancen posted a $1,000,000 irrevocable line of credit for the immediate construction of three units to be deployed at Cancen’s facilities.

Under the terms of the Cancen letter of intent, Wescorp will be responsible for providing the intellectual property and technical support. Cancen will also be responsible for operating and managing the joint venture and funding the operations, including, but not limited to, the construction and deployment costs of all H2Omaxx and HCXT remediation units. The joint venture will share in the revenue generated by the use of Wescorp’s H2Omaxx and HCXT units at Cancen’s facilities. Upon initial operation of the remediation units, the revenue will be split 25:75 (Wescorp: Cancen) until 110% of the construction costs are repaid to Cancen. Thereafter, the revenue will be shared on a 50:50 basis.

For further details see our Current Reports on Form 8-K filed with the SEC on August 4, 2009 and September 21, 2009.

On April 14, 2010, Wescorp entered into an agreement to lease a H2Omaxx unit to Cancen. Under the terms of this agreement Wescorp and Cancen will share in the revenue generated from the oil recovered by the use of Wescorp’s H2Omaxx unit at Cancen’s facility on a 50:50 basis. Cancen is responsible for all the costs related to the mobilization, commissioning, maintenance, and repair of the H2Omaxx unit while it is being utilized under the terms of the lease. Cancen is also responsible for the costs associated with decommissioning and removal of the H2Omaxx unit when the lease is terminated. The lease may be terminated by either party upon 15 days prior written notice.

Raider Chemical Corporation

Our wholly-owned subsidiary, Raider Chemical Corporation (“Raider”), designs and manufactures specialized chemicals used in the cementing and stimulation services area, within the oil and gas industry. Raider is currently making sales in Canada, and the US.

Operations Summary

Results from Operations – 2010 Compared to 2009 - Adjusted for Discontinued Operations

Three Months Ended June 30, 2010 Compared to Three Months Ended June 30, 2009

Revenues

Revenues during the quarter ended June 30, 2010 were $206,525 compared to $73,037 for the quarter ended June 30, 2009, an increase of $133,488, or 182.8%. This improvement is primarily attributed to the increased demand for Raider’s product from its main customer. In addition, Raider has added a second chemical line to diversify its product offerings and increase its customer base.

Also contributing to the increase in revenue is the strengthening of the Canadian dollar relative to the US dollar. The average exchange rate for the Canadian dollar compared to the US dollar increased by approximately 13.4% .for the quarter ended June 30, 2010 compared to the same quarter in 2009. As virtually all revenue is from sales to customers in Canada, the increase in the exchange rate had a significant impact on revenue for the three months ended June 30, 2010.

Cost of Sales

As a percentage of revenues, cost of sales for the quarter ended June 30, 2010 decreased to 65.1% versus 87.6% for the quarter ended June 30, 2009. A significant portion of the inventory is purchased from suppliers in the U.S.A. and the cost of these goods has been lower when compared to the prior year due to the strengthening of the Canadian dollar as described above. Also, a portion of the cost of sales are fixed in nature and when these costs are distributed over a larger revenue figure the related cost of sales percentage decreases.

Expenses

Operating expenses for the quarter ended June 30, 2010 were $1,246,847 versus $1,026,479 for the quarter ended June 30, 2009, an increase of $220,368. The largest increases in our operating expenses were in interest accreted on financial instruments, stock-based consulting, legal and accounting, consulting, office, equipment repairs and maintenance, and advertising and investor relations as explained below.

During the period in connection with prior extensions during 2008 and 2009 of certain of the Company’s obligations under its 14% Redeemable Convertible Secured Debentures and its 14% Redeemable Secured Debentures, the Company issued to the holders of the debentures warrants to purchase an aggregate of 1,100,000 shares of the Company’s common stock with an exercise price of $0.20 per share which are exercisable for a period of two years and warrants to purchase an aggregate of 100,000 shares of the Company’s common stock with an exercise price of $.40 per share which are exercisable for a period of two years. These warrants were valued at $168,600, which resulted in interest accretion related to the warrants being charged to operations in the three months ended June 30, 2010. No costs were incurred in the quarter ended June 30, 2009 as there were no warrants related to financial instruments issued during that period.

During the quarter ended June 30, 2010, 969,439 options to purchase common shares pursuant to a consulting services agreement with our Chief Financial Officer vested and were valued at $163,800. In the same period for 2009, no options to purchase common shares pursuant to consulting services agreements vested. Thus, the Company had an increase of $163,800 in stock-based consulting costs during the three months ended June 30, 2010 when compared to the three months ended June 30, 2009.

Legal and accounting costs for the three months ended June 30, 2010, were $117,085, which was an increase of $102,160 compared to the corresponding period of 2009. The increase in 2010 is directly related to higher legal fees required for the disposition of the Flowstar business unit, review of the Cancen contract, issuance of warrants relating to debenture extensions, issuance of new debentures, and matters related to Abuela and Epitithia Trusts. In addition, accruals for estimated audit fees were higher in the three months ended June 30, 2010 than those made in the same period of 2009.

Consulting fees incurred in the three-month period ended June 30, 2010 in the amount of $148,582 was $89,685 higher than the $58,897 incurred in the same period for 2009. Under the terms of consulting contracts that existed at June 30, 2010, we were required to issue 200,000 common shares that were valued at $50,400. No corresponding costs for consulting fees paid with shares were incurred in the quarter ended June 30, 2009. In addition, there were three more contracts with consultants in the quarter ended June 30, 2010 when compared to the same period in 2009, and the 2010 contracts were for significantly higher fees than those that existed at 2009.

Office expenses for the quarter ended June 30, 2010 were $107,096 compared to $82,618 for the quarter ended June 30, 2009. The increase of $24,478 is primarily a result of increased rent charges. Prior to the discontinuation of the operations of Flowstar, certain long-term leases and short-term rentals were being charged to that business unit. As not all the space under these contracts can be charged to sub-tenants, the excess previously allocated to that business unit is now being charged against continuing operations. There were also increased costs for telephone charges as well as the office costs of the Total Fluid and Raider business units in the three months ended June 30, 2010, versus the same period of 2009. As almost all of the office expenses were incurred in Canadian dollars instead of US dollars, some additional costs were also incurred by the increase in the exchange rate for the Canadian dollar as described above.

During the quarter ended June 30, 2010, expenses in the amount of $22,921 were incurred for repairs and maintenance to bring the H2Omaxx unit up to its original specifications. As this unit was still under development in the quarter ended June 30, 2009,no corresponding costs were incurred during that period.

Advertising and investor relations expenses increased by $17,562 to $93,464 for the quarter ended June 30, 2010 versus $75,902 reported for the quarter ended June 30, 2009. This increase is a direct result of the contracts for investor relations consulting services in the quarter ended June 30, 2010 were for higher amounts than the contracts that existed during the quarter ended June 30, 2009. These costs were partially offset as presentations made to potential investors during the second quarter of 2010 were reduced when compared to the corresponding period of 2009.

To account for the issuance of the Company’s $98,573 debentures which are convertible to shares in the Company at a price of $0.175 per share, a beneficial conversion feature of $6,360 was recorded as a charge to operations. No similar costs were incurred in the quarter ended June 30, 2009 as there were no financial instruments that required this charge during that period.

Insurance expense for the quarter ended June 30, 2010, was $24,119 compared to $23,352 for the quarter ended June 30, 2009. The increase is due to higher premiums for our directors’ and officers’ liability insurance partially offset by a decrease in our comprehensive insurance premiums.

The above increases were partially offset by decreases in stock-based advertising and investor relations; research and development; depreciation and amortization; wages and benefits; travel; interest, finance, and bank charges; and directors’ fees.

During the three months ended June 30, 2010, 125,000 options to purchase common shares pursuant to investor relations agreements vested and were valued at $35,600. In the same period for 2009, 600,000 options to purchase common shares pursuant to investor relations agreements vested and were valued at $226,600. Thus, the Company had a decrease of $191,000 in stock-based advertising and investor relations costs during the three months ended June 30, 2010 when compared to the three months ended June 30, 2009.

No costs for research and development of the H2Omaxx technology were incurred in the quarter ended June 30, 2010, compared to the $53,511 incurred in the quarter ended June 30, 2009. Additional expenses related to the H2Omaxx technology during the quarter ended June 30, 2010 were for repairs and maintenance to bring the unit up to its original specifications.

Depreciation and amortization expense for the quarter ended June 30, 2010 was $2,877 versus $50,626 for the quarter ended June 30, 2009, a decrease of $47,749. At December 31, 2009, the Company recorded an impairment in the value of the equipment used in the water remediation business unit in the amount of $381,706. This write-down was necessary as this equipment did not demonstrate that the sum of the expected undiscounted future cash flows for these assets would be greater than the carrying amount of the assets. Because the impaired assets were being depreciated at June 30, 2009, the corresponding expense for that period was higher than in 2010. In addition, the value of property and equipment, other than the equipment used in the water remediation business unit that was not fully depreciated at June 30, 2009, was higher than at June 30, 2010.

Wages and benefits decreased to $183,866 during the quarter ended June 30, 2010 versus $227,189 during the quarter ended June 30, 2009, a decrease of $43,323. Savings can be attributed to not replacing employees who left the Company and the Company’s decision to lay off certain employees. As most of the employees are paid in Canadian dollars, the Company realized an offsetting increase in payroll costs due to the strengthening of the Canadian dollar when compared to the US dollar as described above.

Travel expenses during the quarter ended June 30, 2010 decreased to $42,543 versus the $64,508 incurred in the quarter ended June 30, 2009. This decrease is a direct result of not doing presentations to potential investors in Europe in the three months ended June 30, 2010 while many presentations were done in the corresponding period in 2009. These savings were partially offset by the higher costs associated with vehicle lease contracts in the three months ended June 30, 2010 compared to similar contracts in the three months ended June 30, 2009. Travel costs for Total Fluid decreased to $14,438 in the quarter ended June 30, 2010 versus the $18,909 incurred in the same period for 2009.

We incurred interest, finance and bank charges of $120,000 for the quarter ended June 30, 2010 compared to $134,104 incurred during the quarter ended June 30, 2009. The decrease in this expense can be attributed to the reduction in interest-bearing debt from $3,870,723 at June 30, 2009, to $2,754,387 at June 30, 2010. The settlement of the $2,250,000 principal balance of a debenture in exchange for 4,500,000 common shares of the Company on September 15, 2009, was the primary reason for the reduction in interest-bearing debt.

Since April 1, 2006, the Company has compensated outside directors in the form of shares of Wescorp common stock. During the quarter ended June 30, 2010, the Company incurred $9,934 in directors’ fees compared to $14,247 for the same period in 2009. The lower costs are a direct result of a decrease in the market price of Wescorp shares.

Other Income and Expenses

For the quarter ended June 30, 2010, other expenses have increased by $1,036,861 from the same period in 2009. This increase is the net result of the matters described below.

We did not deliver free-trading shares called for under Tranche 2, Stage Three of the agreement to acquire the outstanding shares of Vasjar, and we have accounted for certain penalty shares that may be due to the former Vasjar shareholders for each month that the shares are not delivered. This accounting resulted in other expense of $1,397,834 being recorded for the quarter ended June 30, 2010, (June 30, 2009 – $327,870) which reflects the increase in shares potentially needed to be delivered and the closing trading price of Wescorp shares as at June 30, 2010. We do not agree with the former Vasjar shareholders that they are entitled to all these shares, but we intend to account for the shares in this manner until the matter is resolved.

The foreign currency gain of $31,919 for the quarter ended June 30, 2010 is a direct result of the Canadian dollar being weaker than the U.S. dollar at June 30, 2010 when compared to March 31, 2010. Many payables are denominated in Canadian dollars, and as that currency weakens, exchange gains result when payables are settled. The foreign currency loss of $37,207 for the quarter ended June 30, 2009 was a direct result of the Canadian dollar being slightly stronger than the U.S. dollar at June 30, 2009 when compared to March 31, 2009.

The $36,023 loss on the settlement of debt incurred in the three months ended June 30, 2010, is the result of the Company settling the principal balance of $259,065 in debentures in exchange for 1,325,000 common shares of the Company valued at $295,088. No similar transactions were incurred in the three months ended June 30, 2009.

Income (Loss) from Discontinued Operations

During the year ended December 31, 2009, the Company decided to exit the natural gas flow measurement business to focus on developing its drilling related products and related services business, and its water remediation technology. In January 2010, the Company sold a substantial portion of its assets related to the natural gas flow measurement business to a non-related full service engineering firm based in Calgary, Alberta, Canada. The Company had sold its natural gas flow measurement systems through its subsidiary Flowstar. After taxes, the Company had a loss from discontinued operations of $6,740 in the quarter ended June 30, 2010 compared to a loss of $186,796 for the quarter ended June 30, 2009. The Company has reclassified the operating results of this business unit as discontinued operations as they are material to the Company's consolidated financial statements.

Net Loss

The net loss for the quarter ended June 30, 2010 of $2,583,377, compared to a net loss of $1,569,303 for 2009, is due to the net effect of the increase in gross profit of $63,099, increase in operating expenses of $220,368, increase in other expenses of $1,036,861 and the decrease in the loss from discontinued operations of $180,056 as set forth above.

Six Months Ended June 30, 2010 Compared to Six Months Ended June 30, 2009

Revenues

Revenues during the six months ended June 30, 2010 were $652,441 compared to $273,912 for the six months ended June 30, 2009, an increase of 378,529, or 138.2%. This improvement is primarily attributed to the increased demand for Raider’s product from its main customer. In addition, Raider has added a second chemical line to diversify its product offerings and increase its customer base.

Also contributing to the increase in revenue is the strengthening of the Canadian dollar relative to the US dollar. The average exchange rate for the Canadian dollar compared to the US dollar increased by approximately 16.5% .for the six months ended June 30, 2010 compared to the same six months in 2009. As virtually all revenue is from sales to customers in Canada, the increase in the exchange rate had a significant impact on revenue for the six months ended June 30, 2010.

Cost of Sales

As a percentage of revenues, cost of sales for the six months ended June 30, 2010 decreased to 62.8% versus 78.7% for the six months ended June 30, 2009. A significant portion of the inventory is purchased from suppliers in the U.S.A. and the cost of these goods has been lower when compared to the prior year due to the strengthening of the Canadian dollar as described above. Also, a portion of the cost of sales are fixed in nature and when these costs are distributed over a larger revenue figure the related cost of sales percentage decreases.

Expenses

Operating expenses for the six months ended June 30, 2010 were $1,962,323 versus $1,915,317 for the six months ended June 30, 2009, an increase of $47,006. The largest increases in our operating expenses were in interest accreted on financial instruments, stock based consulting, legal and accounting, advertising and investor relations, office, equipment repairs and maintenance, and consulting as explained below.

During the period in connection with prior extensions during 2008 and 2009 of certain of the Company’s obligations under its 14% Redeemable Convertible Secured Debentures and its 14% Redeemable Secured Debentures, the Company issued to the holders of the debentures warrants to purchase an aggregate of 1,100,000 shares of the Company’s common stock with an exercise price of $0.20 per share which are exercisable for a period of two years and warrants to purchase an aggregate of 100,000 shares of the Company’s common stock with an exercise price of $.40 per share which are exercisable for a period of two years. These warrants were valued at $168,600, which resulted in interest accretion related to the warrants being charged to operations in the three months ended June 30, 2010. No costs were incurred in the six months ended June 30, 2009 as there were no warrants related to financial instruments issued during that period.

During the six months ended June 30, 2010, 969,439 options to purchase common shares pursuant to a consulting services agreement with our Chief Financial Officer vested and were valued at $163,800. In the same period for 2009, no options to purchase common shares pursuant to consulting services agreements vested. Thus, the Company had an increase of $163,800 in stock-based consulting costs during the three months ended June 30, 2010 when compared to the six months ended June 30, 2009.

Legal and accounting costs for the six months ended June 30, 2010, were $183,581, which was an increase of $107,378 compared to the corresponding period of 2009. The increase in 2010 is directly related to higher legal fees required for the disposition of the Flowstar business unit, review of the Cancen contract, issuance of warrants relating to debenture extensions, issuance of new debentures, and matters related to Abuela and Epitithia Trusts. In addition, accruals for estimated audit fees were higher in the six months ended June 30, 2010 than those made in the same period of 2009.

Advertising and investor relations expenses increased by $66,657 to $188,146 for the six months ended June 30, 2010 versus $121,489 reported for the six months ended June 30, 2009. This increase is a direct result of the contracts for investor relations consulting services in the six months ended June 30, 2010 were for higher amounts than the contracts that existed during the six months ended June 30, 2009. In addition, costs were incurred in the first six months of 2010 for website development that were not incurred in the first six months of 2009. These costs were partially offset as presentations made to potential investors during the first six months of 2010 were reduced when compared to the corresponding period of 2009.

Office expenses for the six months ended June 30, 2010 were $211,766 compared to $161,798 for the six months ended June 30, 2009. The increase of $49,968 is primarily a result of increased rent charges. Prior to the discontinuation of the operations of Flowstar, certain long-term leases and short-term rentals were being charged to that business unit. As not all the space under these contracts can be charged to sub-tenants, the excess previously allocated to that business unit is now being charged against continuing operations. There were also increased costs for telephone charges as well as the office costs of the Total Fluid and Raider business units in the six months ended June 30, 2010, versus the same period of 2009. As almost all of the office expenses were incurred in Canadian dollars instead of US dollars, some additional costs were also incurred by the increase in the exchange rate for the Canadian dollar as described above.

During the six months ended June 30, 2010, expenses in the amount of $45,839 were incurred for repairs and maintenance to bring the H2Omaxx unit up to its original specifications. As this unit was still under development in the six months ended June 30, 2009, no corresponding costs were incurred during that period.

Insurance expense for the six months ended June 30, 2010, was $53,617 compared to $44,227 for the six months ended June 30, 2009. The increase is due to higher premiums for our directors’ and officers’ liability insurance partially offset by a decrease in our comprehensive insurance premiums.

To account for the issuance of the Company’s $98,573 debentures which are convertible to shares in the Company at a price of $0.175 per share, a beneficial conversion feature of $6,360 was recorded as a charge to operations. No similar costs were incurred in the six months ended June 30, 2009 as there were no financial instruments that required this charge during that period.

Travel expenses during the six months ended June 30, 2010 increased to $96,157 versus the $90,234 incurred in the six months ended June 30, 2009. This increase is a direct result of doing more presentations to potential investors in the US in the six months ended June 30, 2010 compared to in the corresponding period in 2009. In addition, the costs associated with vehicle lease contracts were at higher amounts in the six months ended June 30, 2010 than similar contracts in the six months ended June 30, 2009. These increases were partially offset as no presentations to potential investors in Europe were made in the six months ended June 30, 2010 while many presentations were done in the corresponding period in 2009.

The above increases were partially offset by decreases in stock-based advertising and investor relations; wages and benefits; depreciation and amortization; research and development; interest, finance, and bank charges; stock-based wages; consulting; and directors’ fees.

During the six months ended June 30, 2010, 125,000 options to purchase common shares pursuant to investor relations agreements vested and were valued at $35,600. In the same period for 2009, 600,000 options to purchase common shares pursuant to investor relations agreements vested and were valued at $226,600. Thus, the Company had a decrease of $191,000 in stock-based advertising and investor relations costs during the six months ended June 30, 2010 when compared to the six months ended June 30, 2009.

Wages and benefits decreased to $392,275 during the six months ended June 30, 2010 versus $490,351 during the six months ended June 30, 2009, a decrease of $98,076. Savings can be attributed to not replacing employees who left the Company and the Company’s decision to lay off certain employees. As most of the employees are paid in Canadian dollars, the Company realized an offsetting increase in payroll costs due to the strengthening of the Canadian dollar when compared to the US dollar as described above.

Depreciation and amortization expense for the six months ended June 30, 2010 was $5,620 versus $100,694 for the six months ended June 30, 2009, a decrease of $95,074. At December 31, 2009, the Company recorded an impairment in the value of the equipment used in the water remediation business unit in the amount of $381,706. This write-down was necessary as this equipment did not demonstrate that the sum of the expected undiscounted future cash flows for these assets would be greater than the carrying amount of the assets. Because the impaired assets were being depreciated at June 30, 2009, the corresponding expense for that period was higher than in 2010. In addition, the value of property and equipment, other than the equipment used in the water remediation business unit that was not fully depreciated at June 30, 2009, was higher than at June 30, 2010.

No costs for research and development of the H2Omaxx technology were incurred in the six months ended June 30, 2010,compared to the $80,312 incurred in the six months ended June 30, 2009. Additional expenses related to the H2Omaxx technology during the six months ended June 30, 2010 were for repairs and maintenance to bring the unit up to its original specifications.

We incurred interest, finance and bank charges of $193,151 for the six months ended June 30, 2010 compared to $246,591 incurred during the six months ended June 30, 2009. The decrease in this expense can be attributed to the reduction in interest-bearing debt from $3,870,723 at June 30, 2009, to $2,754,387 at June 30, 2010. The settlement of the $2,250,000 principal balance of a debenture in exchange for 4,500,000 common shares of the Company on September 15, 2009, was the primary reason for the reduction in interest-bearing debt.

During the six months ended June 30, 2009, options to purchase 100,000 common shares pursuant to employment agreements for executive officers, valued at $35,500, vested. In the same period for 2010, no options to purchase common shares pursuant to employment agreements for executive officers vested. Thus, the Company had a decrease of $35,500 in stock-based wages during the six months ended June 30, 2010 compared to the six months ended June 30, 2009.

Consulting fees incurred in the six month period ended June 30, 2010 in the amount of $197,634 were $13,819 lower than the $211,453 incurred in the same period for 2009. Under the terms of consulting contracts that existed at June 30, 2010, we were required to issue 200,000 common shares that were valued at $50,400 while under the terms of consulting contracts that existed at June 30, 2009 we were required to issue 300,000 common shares that were valued at $99,900. There were three more consulting contracts with consultants in the six months ended June 30, 2010 when compared to the same period in 2009 and the 2010 contracts were for significantly higher fees than those that existed at 2009 that partly offset the reductions of consulting fees paid for with common shares.

Since April 1, 2006, the Company has compensated outside directors in the form of shares of Wescorp common stock. During the six months ended June 30, 2010, the Company incurred $20,177 in directors’ fees compared to $29,865 for the same period in 2009. The lower costs are a direct result of a decrease in the market price of Wescorp shares.

Other Income and Expenses

For the six months ended June 30, 2010, other expenses have increased by $488,361 from the same period in 2009. This increase is the net result of the matters described below.

We did not deliver free-trading shares called for under Tranche 2, Stage Three of the agreement to acquire the outstanding shares of Vasjar, and we have accounted for certain penalty shares that may be due to the former Vasjar shareholders for each month that the shares are not delivered. This accounting resulted in other expense of $1,266,928 being recorded for the six months ended June 30, 2010, (June 30, 2009 – $769,725) which reflects the increase in shares potentially needed to be delivered and the closing trading price of Wescorp shares as at June 30, 2010. We do not agree with the former Vasjar shareholders that they are entitled to all these shares, but we intend to account for the shares in this manner until the matter is resolved.

The foreign currency gain of $10,210 for the six months ended June 30, 2010 is a direct result of the Canadian dollar being weaker than the U.S. dollar at June 30, 2010 when compared to December 31, 2009. Many payables are denominated in Canadian dollars, and as that currency weakens, exchange gains result when payables are settled. The foreign currency loss of $34,655 for the six months ended June 30, 2009 was a direct result of the Canadian dollar being slightly stronger than the U.S. dollar at June 30, 2009 when compared to December 31, 2008.

The $36,023 loss on the settlement of debt incurred in the six months ended June 30, 2010, is the result of the Company settling the principal balance of $259,065 in debentures in exchange for 1,325,000 common shares of the Company valued at $295,088. No similar transactions were incurred in the six months ended June 30, 2009.

Income (Loss) from Discontinued Operations

During the year ended December 31, 2009, the Company decided to exit the natural gas flow measurement business to focus on developing its drilling related products and related services business, and its water remediation technology. In January 2010, the Company sold a substantial portion of its assets related to the natural gas flow measurement business to a non-related full service engineering firm based in Calgary, Alberta, Canada. The Company had sold its natural gas flow measurement systems through its subsidiary Flowstar. After taxes, the Company had income from discontinued operations of $9,517 in the six months ended June 30, 2010 compared to a loss of $350,515 for the six months ended June 30, 2009. The Company has reclassified the operating results of this business unit as discontinued operations as they are material to the Company's consolidated financial statements.

Net Loss

The net loss for the six months ended June 30, 2010 of $3,002,872, compared to a net loss of $3,011,804 for 2009, is due to the net effect of the increase in gross profit of $184,267, increase in operating expenses of $47,006, increase in other expenses of $488,361 and the decrease in the loss from discontinued operations of $360,032 as set forth above.

Continued Liquidity and Financing of Business Plan

To date, our operations have been funded by a combination of short-term debt and equity financing. Currently, cash on hand, short-term investments and collection of trade accounts receivable are our only existing sources of liquidity. If, as anticipated, we do not achieve positive cash flow from operations in 2010, we will be relying on debt and equity financings to provide our Company with sufficient capital to continue our development and operational plans. There can be no assurance that we can continue to grow, which would have a significant effect on the financial condition of our Company and our ability to effectively implement our proposed business plans.

Although we do not have any lending arrangements in place with banking or financial institutions, we intend to seek conventional bank financing for the Company once we redeem or effect the conversion of the outstanding short-term convertible debenture to equity as noted herein. There are no existing commitments or other assurances that we will be able to obtain any such bank financing under any circumstances.

We are also currently in the process of arranging financing for our 2010 operations and investment plan. Our total anticipated funding requirement through the end of 2010 is estimated to be approximately $1,000,000. We believe that if we are able to obtain this financing, of which there is no assurance, our cash balances will be sufficient to carry on normal operations for the next twelve months plus meet any cash requirements that may be needed for target investments or acquisitions. Any sale of additional equity securities, if undertaken, will result in dilution to our stockholders. There can be no assurance that additional financing, when required, will be available to us on acceptable terms or at all.

Off-Balance Sheet Arrangements

We have never entered into any off-balance sheet financing arrangements and have not formed any special purpose entities. We have not guaranteed any debt or commitments of other entities or entered into any options on non-financial assets.

ITEM 4T.    CONTROLS AND PROCEDURES

(a)      Disclosure Controls and Procedures. An evaluation was carried out under the supervision and with the participation of our management, including our Principal Financial Officer and Principal Executive Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report on Form 10-Q. Disclosure controls and procedures are procedures designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, such as this Form 10-Q, is recorded, processed, summarized and reported, within the time period specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and is communicated to our management, including our Principal Executive Officer and Principal Financial Officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on that evaluation, our Principal Financial Officer and Principal Executive Officer concluded that, as of June 30, 2010, our disclosure controls and procedures are effective to satisfy the objectives for which they are intended.

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

PART II - OTHER INFORMATION

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On May 17, 2010, we issued 1,486,588 units, at a price of $0.25 per unit (the "$.25 Units"), for total proceeds of $371,647. Each $.25 Unit consists of one share of common stock and one common stock warrant. One warrant entitles the holder to purchase one additional common share at a price of $0.50 per share at any time until the second anniversary of the date of issuance of the warrant. The $.25 Units were issued to non-US residents outside the United States in reliance upon the exemption from registration under Regulation S of the Securities Act of 1933, as amended. This issuance qualified for exemption from registration because (i) the securities were sold to non-U.S. investors in an offshore transaction (as defined under Regulation S); (ii) the Company did not use any directed selling efforts (as defined under Regulation S) in the United States; (iii) offering restrictions (as defined under Regulation S) were implemented by the Company; and (iv) the investors received and will receive upon execution of any warrant “restricted securities” that include all applicable legends and are subject to resale limitations in accordance with Regulation S. The Company is required to pay a 10% commission to a non-U.S. resident outside the U.S. in conjunction with this private placement in the form of 148,659 $.25 Units that have the same terms and conditions as those issued in the private placement.

On May 17, 2010, we issued 250,000 units, at a price of $0.40 per unit (the "$.40 Units"), for total proceeds of $100,000. Each $.40 Unit consists of one share of common stock and one common stock warrant. One warrant entitles the holder to purchase one additional common share at a price of $0.60 per share at any time until the second anniversary of the date of issuance of the warrant. The $.40 Units were issued to non-US residents outside the United States in reliance upon the exemption from registration under Regulation S of the Securities Act of 1933, as amended. This issuance qualified for exemption from registration because (i) the securities were sold to non-U.S. investors in an offshore transaction (as defined under Regulation S); (ii) the Company did not use any directed selling efforts (as defined under Regulation S) in the United States; (iii) offering restrictions (as defined under Regulation S) were implemented by the Company; and (iv) the investors received, and will receive upon execution of any warrant, “restricted securities” that include all applicable legends and are subject to resale limitations in accordance with Regulation S. The Company is required to pay a 10% commission to a non-U.S. resident outside the U.S. in conjunction with this private placement in the form of 25,000 $.40 Units that have the same terms and conditions as those issued in the private placement.

Also, on May 17, 2010, we paid a commission that related to $.40 Units that were purchased from 2008 to 2010 outside the U.S. by non-U.S. residents. Part of the commission was paid in the form of 884,055 $.40 Units that have the same terms and conditions as those issued to investors in the private placement and the remainder of the commission was paid in the form of 120,000 shares of restricted common stock of the Company. The 884,055 $.40 Units and the 120,000 shares described above were issued to non-U.S. residents outside the United States in reliance upon the exemption from registration under Regulation S of the Securities Act. These issuances qualified for exemption from registration because, among other things; (i) the securities were received by non-U.S. persons in an offshore transaction (as defined under Regulation S); (ii) the Company did not use any directed selling efforts (as defined under Regulation S) in the United States; (iii) offering restrictions (as defined under Regulation S) were implemented by the Company; and (iv) the persons received, and will receive upon execution of any warrant, “restricted securities” that include all applicable legends and are subject to resale limitations in accordance with Regulation S.

On May 19, 2010, the Company issued 2,212,277 shares of restricted common stock in full settlement of an outstanding note payable obligation of $1,924,681, that was due to a corporation controlled by a director of the Company. The shares were issued to a non-US corporation doing business outside the United States in reliance upon the exemption from registration under Regulation S of the Securities Act of 1933, as amended. This issuance qualified for exemption from registration because (i) the securities were sold to non-U.S. investors in an offshore transaction (as defined under Regulation S); (ii) the Company did not use any directed selling efforts (as defined under Regulation S) in the United States; (iii) offering restrictions (as defined under Regulation S) were implemented by the Company; and (iv) the investors received, and will receive upon execution of any warrant, “restricted securities” that include all applicable legends and are subject to resale limitations in accordance with Regulation S.

On June 14, 2010, the Company issued 625,000 shares of common stock in full settlement of $136,688 owed to repay all amounts due with respect to certain outstanding debentures. The shares were issued to debenture holders in a private transaction under Section 4(2) of the Securities Act. These issuances qualified for this exemption from registration because (i) the debenture holders were accredited investors; (ii) the Company did not engage in any general solicitation or advertising to market the securities; (iii) the debenture holders were provided the opportunity to ask questions and receive answers from the Company regarding the Company and the issuance; (iv) the debenture holders had knowledge and experience in financial and business matters so that they are capable of evaluating the merits and risks of an investment in the Company; and (v) the debenture holders received “restricted securities”.

On June 14, 2010, the Company issued 700,000 shares of common stock of $158,400 owed to pay all amounts due with respect to certain outstanding debentures. The shares were issued to debenture holders as a private transaction under Section 4(2) of the Securities Act. These issuances qualified for this exemption from registration because (i) the debenture holders were accredited investors; (ii) the Company did not engage in any general solicitation or advertising to market the securities; (iii) the debenture holders were provided the opportunity to ask questions and receive answers from the Company regarding the issuance; (iv) the debenture holders had knowledge and experience in financial and business matters so that they are capable of evaluating the merits and risks of an investment in the Company; and (v) the debenture holders received “restricted securities”.

On June 14, 2010, we issued 170,000 unregistered shares of the Company's restricted common stock to a non-U.S. resident working outside the U.S. as compensation for his working with non-U.S. residents for the conversion of their outstanding Wescorp debentures to unregistered shares of the Company's common stock, and for the purchase by non-U.S. residents of additional Wescorp debentures. These shares were issued to a non-U.S. resident outside the U.S. This issuance qualified for exemption from registration under Regulation S under the Securities Act because (i) the securities were sold to a non-U.S. individual investor in an offshore transaction (as defined under Regulation S); (ii) the Company did not use any directed selling efforts (as defined under Regulation S) in the United States; (iii) offering restrictions (as defined under Regulation S) were implemented by the Company; and (iv) the individual investor received and will receive upon execution of any warrant “restricted securities” that include all applicable legends and are subject to resale limitations in accordance with Regulation S.

On June 15, 2010, the Company issued 100,000 shares of common stock for consulting fees to each of two consultants. The total of 200,000 shares were issued in private transactions under Section 4(2) of the Securities Act. These issuances qualified for this exemption from registration because (i) each of the consultants was an accredited investor; (ii) the Company did not engage in any general solicitation or advertising to market the securities; (iii) the consultants were provided the opportunity to ask questions and receive answers from the Company regarding the issuance; (iv) the securities were issued to persons with knowledge and experience in financial and business matters so that each of them was capable of evaluating the merits and risks of an investment in the Company; and (v) the consultants received “restricted securities”. One of the consultants was the Chairman of the Company's Board of Directors.

On June 15, 2010, the Company issued 453,285 shares of restricted common stock, in full settlement of certain amounts payable pursuant to an employment contract. The shares were issued to one individual in a private transaction under Section 4(2) of the Securities Act. These issuances qualified for this exemption from registration because (i) the individual is an accredited investor; (ii) the Company did not engage in any general solicitation or advertising to market the securities; (iii) the individual was provided the opportunity to ask questions and receive answers from the Company regarding the issuance; (iv) the securities were issued to a person with knowledge and experience in financial and business matters so that he is capable of evaluating the merits and risks of an investment in the Company; and (v) the individual received “restricted securities”.

During the six months ended June 30, 2010, the Company issued 65,217 shares of common stock to pay $15,000 of the amount due for investor relations consulting fees. The shares were issued to one consultant in private transactions under Section 4(2) of the Securities Act. These issuances qualified for this exemption from registration because (i) the consultant was an accredited investor; (ii) the Company did not engage in any general solicitation or advertising to market the securities; (iii) the consultant was provided the opportunity to ask questions and receive answers from the Company regarding the issuance; (iv) the securities were issued to a person with knowledge and experience in financial and business matters so that he was capable of evaluating the merits and risks of an investment in the Company; and (v) the consultant received “restricted securities”.

On May 17, 2010, we issued 1,100,000 warrants to certain debenture holders in exchange for their agreement to extend the due date of their respective debentures. These warrants are exercisable at $0.20 per share and expire on May 17, 2012. The warrants were issued to debenture holders in a private transaction under Section 4(2) of the Securities Act. These issuances qualified for this exemption from registration because (i) the debenture holders were accredited investors; (ii) the Company did not engage in any general solicitation or advertising to market the securities; (iii) the debenture holders were provided the opportunity to ask questions and receive answers from the Company regarding the issuance; (iv) the securities were issued to persons with knowledge and experience in financial and business matters so that they are capable of evaluating the merits and risks of an investment in the Company; and (v) the debenture holders received “restricted securities”

On May 17, 2010, we issued 100,000 warrants to a debenture holder in exchange for the debenture holder's agreement to extend the due date of its debentures. These warrants are exercisable at $0.40 per share and expire on May 17, 2012. The warrants were issued to debenture holders in a private transaction under Section 4(2) of the Securities Act. These issuances qualified for this exemption from registration because (i) the individual is an accredited investor; (ii) the Company did not engage in any general solicitation or advertising to market the securities; (iii) the individual was provided the opportunity to ask questions and receive answers from the Company regarding the issuance; (iv) the securities were issued to a person with knowledge and experience in financial and business matters so that he is capable of evaluating the merits and risks of an investment in the Company; and (v) the debenture holders received “restricted securities”

ITEM 3. DEFAULT UPON SENIOR SECURITIES.

On September 15, 2009, the Company went into default on $90,000 of its 14% Convertible Secured Debentures and approximately $73,000 of its 14% Redeemable Secured Debentures. Although the Company continues to pay the interest due on these debentures, as of the filing date of this report, it was still in default with respect to approximately $47,145 of outstanding principal. In addition, as of May 15, 2010, the Company went into default on approximately $140,000 of its 14% Redeemable Secured Debentures. The Company also continues to pay the interest due on these debentures; however, as of the filing date of this report, it was still in default with respect to approximately $47,145 of outstanding principal. All of the foregoing debentures are secured by the inventories and accounts receivables of Flowstar.

ITEM 5. OTHER INFORMATION.

The Company has a licensing agreement (“Agreement”) with 1139706 Alberta Ltd., which owns some of the intellectual property rights to the H2Omaxx. Under the Agreement, the Company is required to purchase four aerators from the licensor during each year of the Agreement. Due to the extended development stage of the H2Omaxx, the Company has not made the required purchases for 2008 and 2009. On September 2, 2010 the licensor issued a notice of default in accordance with the terms of the Agreement. The Agreement requires that the Company cure any defaults in payments within 20 days and any other material defaults within 90 days.

The Company intends to cure the defaults and make the required purchases within 90 days from the date of the notice of default. The Company was required to purchase four aerators during the period from Dec 18, 2007 to Dec 17, 2008 and to purchase four aerators during the period from Dec 18, 2008 to Dec 17, 2009. During this two-year period, the Company purchased one aerator in 2008 and as of August 15, 2010, it has ordered six aerators in 2010 for use in the 10,000 BPD unit currently under construction. The Company plans to purchase an additional aerator during October 2010 to complete the requirement for 2009. It also plans to purchase an additional four aerators prior to Dec 17, 2010. The Company will need to obtain additional funding in order to complete these commitments for the purchases and there is no assurance that the Company will be able to obtain any additional funds for the Company. If the Company does not cure the defaults within the required time period, the licensor has the right to terminate the Agreement.

ITEM 6. EXHIBITS.

Exhibit
Number	Description
2.1

Share Purchase and Subscription Agreement dated June 9, 2003 among the Company, 1049265 Alberta Ltd., Flowray, Flowstar, New Millennium Acquisitions Ltd. ("New Millennium") and Gregory Burghardt. (Incorporated

Exhibit
Number	Description
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

Wescorp Energy, Inc.

Date: September 17, 2010	By: /s/ Douglas Biles
Douglas Biles
Chief Executive Officer
(Principal Executive Officer)

Date: September 17, 2010	By: /s / Robert Nicolay
Robert Nicolay
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