Form 10-Q
period 2010-09-30
WESCORP ENERGY INC
filed 2010-11-22
CIK 1069489

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2010

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
Yes [   ]    No [X]

Number of shares outstanding of the registrant's class of common stock as of November 10, 2010 was 105,826,434.

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

Wescorp Energy Inc.

REPORT ON FORM 10-Q

FOR THE PERIOD ENDED SEPTEMBER 30, 2010

PART I - FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

WESCORP ENERGY INC.
CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2010	2009
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash	$22,521	$118,286
Accounts receivable	113,097	101,842
Prepaid expenses	13,159	12,900
Current assets of discontinued operations	154,549	694,668
TOTAL CURRENT ASSETS	303,326	927,696

EQUIPMENT, net	-	1,228

EQUIPMENT, DISCONTINUED OPERATIONS	26,036	45,224

OTHER ASSETS
Investments	29,592	29,592

TOTAL ASSETS	$358,954	$1,003,740

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable	$1,249,320	$987,561
Accrued liabilities	1,003,655	704,659
Current portion of notes payable	2,399,684	545,855
Penalty share obligation	6,465,894	5,388,236
Due to related parties	363,939	101,397
Related party note payable	-	1,924,681
Convertible debentures	99,278	90,000
Debentures payable	48,555	217,213
Current liabilities of discontinued operations	173,712	590,751
TOTAL CURRENT LIABILITIES	11,804,037	10,550,353

LONG-TERM LIABILITIES
Notes payable, net of current portion	-	1,537,688
Due to related parties	-	116,877
TOTAL LONG-TERM LIABILITIES	-	1,654,565

STOCKHOLDERS' DEFICIT
Preferred stock, 50,000,000 shares authorized, $0.0001 par value; no shares issued
Common stock, 250,000,000 shares authorized, $0.0001 par value; 105,336,791 and 97,220,842 shares issued and outstanding, respectively	10,534	9,722
Additional paid-in capital	46,591,766	41,800,107
Deferred compensation	(11,967)	(33,543)
Private placement and warrant subscriptions	350,300	922,333
Shares issuable	-	230,957
Accumulated other comprehensive income	194,359	84,424
Accumulated deficit	(58,580,075)	(54,215,178)
	(11,445,083)	(11,201,178)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$358,954	$1,003,740

The accompanying notes are an integral part of these consolidated financial statements.

WESCORP ENERGY INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009

EXPENSES
Wages and benefits	$137,589	$186,105	$456,153	$613,010
Wages stock based	924,000	161,600	924,000	197,100
Consulting	128,156	202,784	325,790	414,237
Consulting stock based	-	-	163,800	-
Equipment repairs and maintenance	27,800	-	73,639	-
Research and development	-	37,991	-	118,303
Office	88,187	55,924	232,300	158,984
Advertising and investor relations	106,909	57,370	294,754	178,646
Advertising and investor relations stock based	-	35,600	35,600	262,200
Travel	44,775	70,195	139,960	159,180
Legal and accounting	61,144	94,672	239,875	167,720
Insurance	21,070	19,607	69,235	59,089
Depreciation and amortization	-	34,087	1,228	101,147
Interest, finance and bank charges	81,750	104,204	274,695	349,860
Directors fees	4,262	15,186	24,439	45,051
Beneficial conversion interest	-	-	6,360	-
Interest accreted on financial instruments	-	108,900	168,600	108,900
TOTAL OPERATING EXPENSES	1,625,642	1,184,225	3,430,428	2,933,427

LOSS FROM OPERATIONS	(1,625,642)	(1,184,225)	(3,430,428)	(2,933,427)

OTHER INCOME (EXPENSE)
Penalty for late delivery of shares	78,070	(888,872)	(1,188,858)	(1,658,597)
Foreign currency translation gain (loss)	(22,606)	(57,154)	(12,396)	(91,809)
Gain on disposal of subsidiaries	86,984	-	86,984	-
Gain (loss) on settlement of debt	-	1,522,515	(36,023)	1,522,515
TOTAL OTHER EXPENSE	142,448	576,489	(1,150,293)	(227,891)

LOSS FROM CONTINUING OPERATIONS	(1,483,194)	(607,736)	(4,580,721)	(3,161,318)

INCOME (LOSS) FROM DISCONTINUED OPERATIONS, net of tax	121,170	(148,258)	215,824	(606,484)

NET LOSS	$(1,362,024)	$(755,994)	$(4,364,897)	$(3,767,802)

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation gain (loss)	4,473	10,979	(1,265)	(74,761)
Unrealized gain on adjustment of agreement payable	39,200	4,000	111,200	80,000
	43,673	14,979	109,935	5,239

COMPREHENSIVE LOSS	$(1,318,351)	$(741,015)	$(4,254,962)	$(3,762,563)

LOSS FROM CONTINUING OPERATIONS PER SHARE (BASIC AND DILUTED)	$(0.01)	$(0.01)	$(0.05)	$(0.04)

LOSS FROM DISCONTINUED OPERATIONS PER SHARE (BASIC AND DILUTED)	$-	$-	$-	$(0.01)

WEIGHTED AVERAGE NUMBER COMMON SHARES OUTSTANDING - BASIC AND DILUTED	104,818,695	90,477,666	100,600,094	89,607,465

The accompanying notes are an integral part of these consolidated financial statements.

WESCORP ENERGY INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,364,897)	$(3,767,802)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,228	101,147
Stock-based compensation	1,123,400	459,300
Beneficial conversion interest	6,360	-
Interest accreted on financial instruments	168,600	108,900
Gain on disposition of subsidiaries	(86,984)	-
Loss (gain) on settlement of debt	36,023	(1,522,515)
Amortization of deferred share compensation	21,576	21,451
Fair value of common stock issued for services	203,306	107,150
Loss (income) from discontinued operations	(215,824)	606,484
Penalty for late delivery of shares	1,188,858	1,658,597
Changes in operating assets and liabilities:
Accounts receivable	(11,255)	38,310
Prepaid expenses	(259)	8,525
Accounts payable and accrued liabilities	629,098	247,641
Net cash used in operating activities	(1,300,770)	(1,932,812)
CASH FLOWS FROM INVESTING ACTIVITIES:
Cash utililzed in disposition of subsidiaries	(780)	-
Net cash used in investing activities	(780)	-
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable	338,616	581,710
Proceeds from convertible debentures	99,278	-
Repayments on debentures payable	-	(100,000)
Increase in amounts due to related parties	145,665	16,877
Proceeds received from exercise of warrants prior to issuing shares	-	198,924
Proceeds received from private placement	287,500	822,000
Private placement issuance costs	(19,447)	(7,476)
Net cash provided by financing activities	851,612	1,512,035
CASH FLOWS FROM DISCONTINUED OPERATIONS	358,090	110,248
Effect of exchange rates	(3,917)	(54,425)
Net decrease in cash	(95,765)	(364,954)
Cash, beginning of period	118,286	429,171
Cash, end of period	$22,521	$64,217
SUPPLEMENTAL CASH FLOW DISCLOSURES:
Cash paid for:
Interest	$31,164	$47,578
Income taxes	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

WESCORP ENERGY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
September 30, 2010

NOTE 1 – BASIS OF PRESENTATION

These unaudited interim consolidated financial statements may not include all information and footnotes required by US GAAP for complete financial statement disclosure. However, except as disclosed herein, there have been no material changes in the information contained in the notes to the audited consolidated financial statements for the year ended December 31, 2009, included in the Company’s Form 10-K, which was filed with the Securities and Exchange Commission. These unaudited interim consolidated financial statements should be read in conjunction with the audited financial statements included in the Form 10-K. In the opinion of management, all adjustments considered necessary for fair presentation and consisting solely of normal recurring adjustments have been made. Operating results for the nine months ended September 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.

Recent Accounting Pronouncements
The Company has reviewed recently issued accounting pronouncements and plans to adopt those that are applicable to it. It does not expect the adoption of these pronouncements to have an impact on its financial position, results of operations or cash flows.

NOTE 2 – PENALTY SHARE OBLIGATION

In connection with the acquisition of Flowstar Trading Inc. (“Flowstar”), and the outstanding shares of Vasjar Trading Ltd. (“Vasjar”), the Company was required to issue 2,400,000 common shares up to an additional 2,080,000 common shares over three years.

On April 1, 2007, the Company was not able to deliver 800,000 free-trading shares called for under the purchase agreement to acquire Vasjar, and thus the Company is obligated to issue to the former Vasjar shareholders an additional 10% penalty common shares of the Company, compounded monthly, for each month that the free-trading shares are not delivered resulting in a charge to operations for the fair value of these penalty common shares. The Company and the former Vasjar shareholders disagree as to whether the number of shares that can be issued is limited by another provision of the agreements. To date, no shares have been issued and the Company has been unable to reach a mutually acceptable settlement with the Vasjar shareholders.

The penalty common shares under this stage resulted in a charge to operations of $1,188,858 for the nine months ended September 30, 2010 ($1,658,597 for the nine months ended September 30, 2009), based on the fair value of the shares. As at September 30, 2010, the Company has recorded an accrual for an estimated 32,915,822 common shares valued at $6,465,894.

There is a measurement uncertainty as to the actual value of this obligation as it is impacted by the market price of the common shares and the amount of shares actually owed under the Vasjar purchase agreement. Accordingly, the actual loss from the Vasjar purchase agreement is contingent upon future events that cannot be reasonably measured at this time.

NOTE 3 – DISCONTINUED OPERATIONS

During the year ended December 31, 2009, management determined to leave the electronic metering business to focus on its water remediation technology. On January 5, 2010, the Company sold its assets related to the electronic metering business to a non-related party. The Company had operated its electronic metering systems business through its subsidiary Flowstar.

The Company also discontinued operations in its subsidiary Raider Chemical Corporation (“Raider”), as a result the Company has determined that it will leave the drilling related products and related services business.

The following table summarizes the operating results of the discontinued operations for the quarters ended September 30, 2010 and 2009:

	Three Months Ended		Nine months Ended
	September 30,		September 30,
	2010	2009	2010	2009
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenue	$444,422	$639,999	$1,218,833	$1,581,683
Cost of sales	249,621	429,506	759,798	1,037,001
	194,801	210,493	459,035	544,682
Expenses	73,631	358,751	243,211	1,151,166
Income (loss) from
discontinued operations	$121,170	$(148,258)	$215,824	$(606,484)

The following table sets forth the assets and liabilities of the discontinued operations.

	September 30,	December 31,
	2010	2009
	(unaudited)
Accounts receivable	$105,439	$519,356
Inventories	35,915	120,711
Prepaids	13,195	54,601
Current assets of discontinued operations	154,549	694,668

Equipment of discontinued operations	26,036	45,224

Total assets of discontinued operations	$180,585	$739,892

Accounts payable and accrued liabilities	$118,231	$526,975
Current portion of notes payable	55,481	63,776

Total liabilities of discontinued operations	$173,712	$590,751

As of September 30, 2010, the Company was in default with respect to approximately $48,555 of outstanding principal on a 14% Redeemable Secured Debenture. The Company continues to pay the interest due on this debenture. The foregoing debenture is secured by the inventories and accounts receivable of Flowstar.

NOTE 4 – DISPOSITION OF SUBSIDIARIES

On September 25, 2010, the Company disposed of its 100% interest in Vasjar Trading Ltd. and its subsidiaries Penta Holdings Ltd., Flowstar International Inc., Quadra Products International Inc., and Flowstar Services Inc for consideration of $1. The purchaser has assumed all the liabilities of Vasjar Trading Ltd. and its subsidiaries. As a result of this transaction the Company has recorded a gain of $86,984 for the nine months ended September 30, 2010.

NOTE 5 - INVESTOR RELATIONS AGREEMENT

On April 1, 2010, the Company entered into an investor relations agreement. The Company, in exchange for $100, is required to issue 1,350,000 warrants to purchase common shares of the Company at a price of $0.40 per share and expire on April 1, 2014. If the Company issues common shares, or grants warrants or options, at a price lower than $0.40, then the warrants will be re-priced at the lower price. The warrants have not yet been issued.

NOTE 6 - SHARE CAPITAL

During the period, the Company issued 477,079 shares with a fair value of $136,850 pursuant to the terms of a cashless warrant.

During the period, the Company issued 787,213 shares with a fair value of $314,885 to partially settle outstanding commissions related to a private placement. Each unit consists of one common share and one common share purchase warrant exercisable for a period of 2 years and with an exercise price of $0.60. During the period, the Company issued 404,073 common shares to settle obligations in the amount of $73,969 incurred pursuant to the terms of two consulting agreements.

During the period, the Company issued 453,285 common shares to settle certain amounts payable pursuant to an employment contract totaling $104,029, and the issuance of 130,434 common shares valued at $30,000 to settle certain amounts payable pursuant to an investor relations agreement.

NOTE 7 - LICENSING AGREEMENT COMMITMENT

The Company is the licensee to certain intellectual property rights to H2Omaxx under a licensing agreement (the "Agreement"). Under the Agreement, the Company is required to purchase four aerators from the licensor during each year of the Agreement. The Company has not purchased the required aerators to date. On September 2, 2010 the licensor issued a notice of default in accordance with the terms of the Agreement. The Agreement requires that the Company cure any material defaults within 90 days. The Company will need to obtain additional funding in order to complete these commitments and there is no assurance that management will be able to obtain any additional funds for the Company.

NOTE 8 - SUBSEQUENT EVENTS

Private Placement
Subsequent to September 30, 2010, the Company raised approximately $650,000 through a private placement. This private placement has not yet closed and no units have been issued in relation to this offering.

Employment Agreement
On October 1, 2010 an employment agreement with a senior executive was not renewed. Under the terms of the agreement the Company is required to pay severance in the amount of approximately $88,000.

ITEM 2.      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

Overview

Over the last nine months, Wescorp has completed its transition from a broad oil and gas technology company to a specialized clean water technology company. Wescorp is now solely focused on refining and commercializing its two key technologies, the H2Omaxx and the HCXT, which significantly reduce contaminated water treatment and disposal costs for oil and gas producers. The technologies also have applications to the marine (shipping) industry. Prior to 2010, our business strategy was to acquire, fund and develop new systems and technologies in the oil and gas industry through investments in companies or products for which early stage product development had been completed.

Having picked our lead technologies, our goal is now to generate capital appreciation for our shareholders by commercialization of the H2Omaxx and the HCXT technologies. During the first nine months of 2010, we operated primarily through two strategic Business Units, or SBUs, including; (i) our subsidiary Total Fluid Solutions Inc. (“Total Fluid”), which holds some of the rights to the H2Omaxx and the rights to the HCXT technologies; and (ii) our subsidiary Raider Chemical Corporation (“Raider”), a small chemical manufacturing business, which is secondary to our water technology business. A short synopsis of each business unit and our recent business activities follows.

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

a.

Total Fluid – Our wholly-owned subsidiary, Total Fluid, holds an exclusive license on a Canadian patent for certain oil- water separation technology. The patent expires in March 2011. We have developed additional technology in the same area, which we intend to hold as a trade secret. We also have a solids-oil separation technology that is not patented, but is held as a trade secret. With these technologies, we hope to be able to remediate two of the main contaminates (solids, hydrocarbon) in oilfield water as the result of exploration for, and production of, oil and gas. The technology to remove solids from the oilfield water uses a proprietary, environmentally friendly, chemical process to separate drilling solids from the water and hydrocarbon mixtures, which are found in the water as a result of drilling the wells. The solids are cleaned to a standard that allows them to be used in construction. The technology to remove hydrocarbons from the oilfield water uses a proprietary aeration process that is expected to reduce the hydrocarbon content from the conventional 5,000 to 30,000 parts per million range to less than 100 parts per million. The third technology, to remove salt from the oilfield water, uses a low-energy process of flash distillation to separate the salts from the water. See Part II, Item 5. OTHER INFORMATION for information concerning a notice of default concerning the license on the oil-water separation technology patent.

b.

Raider – Our wholly-owned subsidiary, Raider, designs and manufactures specialized chemicals used in the cementing and stimulation services area, within the oil and gas industry. In October 2010, the major customer of Raider gave notice that it was no longer going to be purchasing any more product from Raider. As a result the Company has determined that it will leave the drilling related products and related services business.

Overall, the Company has yet to reach profitability and during the nine months ended September 30, 2010, we experienced negative cash flows. If we continue to experience negative cash flows, then we will have to continue to fund our operations by the issuance of new equity and/or the assumption of debt. There can be no assurances that we will be successful in these regards, which would significantly affect our ability to execute our business plan. Management is seeking new capital, as discussed below.

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

Total Fluid Solutions

Our wholly-owned subsidiary, Total Fluid Solutions Inc. (“Total Fluid”), holds an exclusive license on a Canadian patent for an oil-water separation technology known as  H2Omaxx . The Canadian patent expires in March 2011. (See also, Part II, Item 5 for information concerning a notice of default concerning this license.) We have evolved the original technology and developed additional operating technology for the H2Omaxx. Going forward, we intend to hold these additional technology developments as trade secrets. We also have a solids-oil separation technology, HCXT, which is not patented, but is held as a trade secret. With these technologies, we hope to be able to remediate two of the main contaminates (solids, hydrocarbons) in oilfield water as the result of exploration for, and production of, oil and gas. We intend to use these technologies independently or in conjunction with each other or other water remediation technologies in order to address the critical water issues facing the oil and gas industry today.

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

For further details see our Current Reports on Form 8-K filed with the SEC on August 4, 2009 and September 21, 2009.

On April 14, 2010, Wescorp entered into an agreement to lease a  H2Omaxx  unit to Cancen. Under the terms of this agreementWescorp and Cancen will share in the revenue generated from the oil recovered by the use of Wescorp’s H2Omaxx unit at Cancen’s facility on a 50:50 basis. Cancen is responsible for all the costs related to the mobilization, commissioning, maintenance, and repair of the  H2Omaxx  unit while it is being utilized under the terms of the lease. Cancen is also responsible for the costs associated with decommissioning and removal of the H2Omaxx unit when the lease is terminated. The lease may be terminated by either party upon 15 days prior written notice.

Raider Chemical Corporation

Our wholly-owned subsidiary, Raider Chemical Corporation (“Raider”), designs and manufactures specialized chemicals used in the cementing and stimulation services area, within the oil and gas industry. In October 2010, the major customer of Raider gave notice that it was no longer going to be purchasing any product from Raider. As a result the Company has determined that it will leave the drilling related products and related services business.

Operations Summary

Results from Operations – 2010 Compared to 2009 - Adjusted for Discontinued Operations

Three Months Ended September 30, 2010 Compared to Three Months Ended September 30, 2009

Expenses

Operating expenses for the quarter ended September 30, 2010 were $1,625,642 versus $1,184,225 for the quarter ended September 30, 2009, an increase of $441,417. The largest increases in our operating expenses were in stock-based wages, advertising and investor relations, office, equipment repairs and maintenance, and insurance as explained below.

During the quarter ended September 30, 2010, 7,291,937 options to purchase common shares pursuant to an employment agreement for an executive officer vested and were valued at $924,000. In the same period for 2009, 400,000 options to purchase common shares pursuant to an employment agreement for an executive officer vested and were valued at $161,600. Thus, the Company had an increase of $762,400 in stock-based wages during the three months ended September 30, 2010 compared to the three months ended September 30, 2009.

Advertising and investor relations expenses increased by $49,539 to $106,909 for the quarter ended September 30, 2010 versus $57,370 reported for the quarter ended September 30, 2009. This increase is a direct result of the contracts for investor relations consulting services in the quarter ended September 30, 2010 were for higher amounts than the contracts that existed during the quarter ended September 30, 2009.

Office expenses for the quarter ended September 30, 2010 were $88,187 compared to $55,924 for the quarter ended September 30, 2009. The increase of $32,263 is primarily a result of increased rent charges. Prior to the discontinuation of the operations of Flowstar, certain long-term leases and short-term rentals were being charged to that business unit. As not all the space under these contracts can be charged to sub-tenants, the excess previously allocated to that business unit is now being charged against continuing operations. In addition a new office in Houston was opened in July 2010. The average exchange rate for the Canadian dollar compared to the US dollar increased by approximately 5.6% .for the quarter ended September 30, 2010 compared to the same quarter in 2009. As almost all of the office expenses were incurred in Canadian dollars instead of US dollars, some additional costs were also incurred by the increase in the exchange rate for the Canadian dollar.

During the quarter ended September 30, 2010, expenses in the amount of $27,800 were incurred for repairs and maintenance to bring the  H2Omaxx  unit up to its original specifications. As this unit was still under development in the quarter ended September 30, 2009, no corresponding costs were incurred during that period.

Insurance expense for the quarter ended September 30, 2010, was $21,070 compared to $19,607 for the quarter ended September 30, 2009. The increase is due to higher premiums for our directors’ and officers’ liability insurance partially offset by a decrease in our comprehensive insurance premiums.

The above increases were partially offset by decreases in interest accreted on financial instruments; consulting; wages and benefits; research and development; stock-based advertising and investor relations; depreciation and amortization; legal and accounting; travel; interest, finance, and bank charges; and directors’ fees.

During the quarter ended September 30, 2009, 600,000 warrants valued at $108,900 were issued to debenture holders in exchange for their agreement to extend the due date of their debt instruments. This amount was charged to operations for the quarter ended September 30, 2009. No similar costs were incurred in the quarter ended September 30, 2010

Consulting fees incurred in the three-month period ended September 30, 2010 in the amount of $128,156 was $74,628 lower than the $202,784 incurred in the same period for 2009. This decrease is a direct result of the exercise of cashless warrants issued for consulting services that were valued at $136,850 during the three months ended September 30, 2009. No similar transactions were incurred in the same period for 2010. This decrease was partially offset by the costs associated with consulting contracts utilized the quarter ended September 30, 2010, which were for higher amounts than those that were utilized during the quarter ended September 30, 2009.

Wages and benefits decreased to $137,589 during the quarter ended September 30, 2010 versus $186,105 during the quarter ended September 30, 2009, a decrease of $48,516. Savings can be attributed to not replacing employees who left the Company and the Company’s decision to lay off certain employees. As most of the employees are paid in Canadian dollars, the Company realized an offsetting increase in payroll costs due to the strengthening of the Canadian dollar when compared to the US dollar as described above.

No costs for research and development of the H2Omaxx technology were incurred in the quarter ended September 30, 2010, compared to the $37,991 incurred in the quarter ended September 30, 2009. Additional expenses related to the H2Omaxx technology during the quarter ended September 30, 2010 were for repairs and maintenance to bring the unit up to its original specifications.

During the quarter ended September 30, 2009, 125,000 options to purchase common shares pursuant to investor relations agreements vested and were valued at $35,600. In the same period for 2010, no options to purchase common shares pursuant to investor relations agreements vested. Thus, the Company had a decrease of $35,600 in stock-based advertising and investor relations costs during the three months ended September 30, 2010 when compared to the three months ended September 30, 2009.

Depreciation and amortization expense for the quarter ended September 30, 2010 was nil versus $34,087 for the quarter ended September 30, 2009. At December 31, 2009, the Company recorded an impairment in the value of the equipment used in the water remediation business unit in the amount of $381,706. This write-down was necessary as this equipment did not demonstrate that the sum of the expected undiscounted future cash flows for these assets would be greater than the carrying amount of the assets. Because the impaired assets were being depreciated at September 30, 2009, the corresponding expense for that period was higher than in 2010. In addition, the value of property and equipment, other than the equipment used in the water remediation business unit that was not fully depreciated at September 30, 2009, was higher than at September 30, 2010.

Legal and accounting costs for the three months ended September 30, 2010, were $61,144, which was a decrease of $33,528 compared to the corresponding period of 2009. The decrease in 2010 is directly related to a significantly lower accrual for the estimated 2010 audit fees for the three months ended September 30, 2010 when compared to the corresponding period for 2009. This decrease was offset by higher legal fees required for compliance with various regulatory filings, and for work involved with respect to the potential defaults in the licensing agreement for the intellectual property rights pertaining to the H2Omaxx unit, and other contracts.

Travel expenses during the quarter ended September 30, 2010 decreased to $44,775 versus the $70,195 incurred in the quarter ended September 30, 2009. These savings were attributable to a decrease in travel expenses for Total Fluid in the quarter ended September 30, 2010, versus the same period for 2009. Higher costs were incurred in the quarter ended September 30, 2009 in order to set up the  H2Omaxx  unit in Kansas and to ensure it was operating adequately during that period with no corresponding costs being incurred for the quarter ended September 30, 2010.

We incurred interest, finance and bank charges of $ 81,750 for the quarter ended September 30, 2010 compared to $104,204 incurred during the quarter ended September 30, 2009. The settlement of the $2,250,000 principal balance of a debenture in exchange for 4,500,000 common shares of the Company on September 15, 2009, was the primary reason for the reduction in interest, finance and bank charges.

During the quarter ended September 30, 2010, the Company incurred $4,262 in directors’ fees compared to $15,186 for the same period in 2009. During the period ended September 30, 2010 the Company disposed of its interest in Vasjar. As a result no compensation was incurred for directors involved with Vasjar in the quarter ended September 30, 2010 when compared to the same quarter in 2009. In addition, lower costs for directors’ fees were incurred as a direct result of a decrease in the market price of Wescorp shares.

Other Income and Expenses

For the quarter ended September 30, 2010, other expenses have increased by $434,041 from the same period in 2009. This increase is the net result of the matters described below.

We did not deliver free-trading shares called for under Tranche 2, Stage Three of the agreement to acquire the outstanding shares of Vasjar, and we have accounted for certain penalty shares that may be due to the former Vasjar shareholders for each month that the shares are not delivered. This resulted in other income of $78,070 being recorded for the quarter ended September 30, 2010, (September 30, 2009 – other expense of $888,872) which reflects the increase in shares potentially needed to be delivered and the closing trading price of Wescorp shares as at September 30, 2010. The closing price of Wescorp common shares at September 30, 2010 was $0.151, a drop of $0.049 per share from the closing price of Wescorp common shares at June 30, 2010. This large decrease in the share price reduced the estimated value of the liability with respect to Tranche 2, Stage 3 from the amount that was estimated at June 30, 2010 and accordingly other income was recorded in the three months ended September 30, 2010. We do not agree with the former Vasjar shareholders that they are entitled to all these shares, but we intend to account for the shares in this manner until the matter is resolved.

The foreign currency loss of $22,606 for the quarter ended September 30, 2010 is a direct result of the Canadian dollar being stronger than the U.S. dollar at September 30, 2010 when compared to June 30, 2010. Many payables are denominated in Canadian dollars, and as that currency strengthens, exchange losses result when payables are settled. The foreign currency loss of $57,154 for the quarter ended September 30, 2009 was a direct result of the Canadian dollar being stronger than the U.S. dollar at September 30, 2009 when compared to June 30, 2009.

The gain on the settlement of debt in the amount of $1,522,515 incurred in the three months ended September 30, 2009, is the result of two transactions. On September 16, 2009, a settlement agreement was reached with Ellycrack A/S. As part of this agreement net debt in the amount of $213,855 relating to payables and accrued liabilities was deemed to be paid for nil consideration and resulted in a gain on the settlement of debt. On September 15, 2009, the Company settled the $2,250,000 principal balance of a debenture in exchange for 4,500,000 common shares of the Company. At the date of this transaction the closing market price of these shares was $0.265 per share. The value of the shares at the settlement date was $1,192,500 and as a result a gain on the settlement of debt in the amount of $1,057,500 was realized during the period. In addition, the accrued interest on the $2,250,000 debenture in the amount of $512,260 was forgiven in exchange for 2,250,000 warrants which were valued at $261,100 which resulted in a gain of the settlement of debt in the amount of $251,160. No similar transactions were incurred in the three months ended September 30, 2010.

On September 25, 2010, the Company disposed of its 100% interest in Vasjar Trading Ltd. and its subsidiaries Penta Holdings Ltd., Flowstar International Inc., Quadra Products International Inc., and Flowstar Services Inc. This transaction was structured as a sale of the shares of Vasjar Trading Ltd. to an independent third party for $1. The purchaser has assumed all the liabilities of Vasjar Trading Ltd. and its subsidiaries. As a result of this transaction the Company has recorded a gain of $86,984 for the three months ended September 30, 2010.

Income (Loss) from Discontinued Operations

During the year ended December 31, 2009, the Company decided to exit the natural gas flow measurement business to focus on developing its water remediation technology. In January 2010, the Company sold a substantial portion of its assets related to the natural gas flow measurement business to a non-related full service engineering firm based in Calgary, Alberta, Canada. The Company had sold its natural gas flow measurement systems through its subsidiary Flowstar.

In October 2010, the major customer of the Company’s subsidiary Raider Chemical Corporation (“Raider”) gave notice that it was no longer going to be purchasing any more product from Raider. As a result the Company has determined that it will exit from the drilling related products and related services business.

After taxes, the Company had income from discontinued operations of $121,170 in the quarter ended September 30, 2010 compared to a loss of $148,258 for the quarter ended September 30, 2009. The Company has reclassified the operating results of these business units as discontinued operations as they are material to the Company's consolidated financial statements.

Net Loss

The net loss for the quarter ended September 30, 2010 of $1,362,024, compared to a net loss of $755,994 for 2009, is primarily due to the net effect of the increase in operating expenses of $441,417, increase in other expenses of $434,041 and the decrease in the loss from discontinued operations of $269,428 as set forth above.

Nine Months Ended September 30, 2010 Compared to Nine Months Ended September 30, 2009

Expenses

Operating expenses for the nine months ended September 30, 2010 were $3,430,428 versus $2,933,427 for the nine months ended September 30, 2009, an increase of $ 497,001. The largest increases in our operating expenses were in stock-based wages, stock based consulting, advertising and investor relations, equipment repairs and maintenance, office, legal and accounting, interest accreted on financial instruments, and insurance as explained below.

During the nine months ended September 30, 2010, 7,291,937 options to purchase common shares pursuant to an employment agreement for an executive officer vested and were valued at $924,000. In the same period for 2009, 500,000 options to purchase common shares pursuant to employment agreements for executive officers vested and were valued at $197,100. Thus, the Company had an increase of $726,900 in stock-based wages during the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009.

During the nine months ended September 30, 2010, 969,439 options to purchase common shares pursuant to a consulting services agreement with our Chief Financial Officer vested and were valued at $163,800. In the same period for 2009, no options to purchase common shares pursuant to consulting services agreements vested. Thus, the Company had an increase of $163,800 in stock-based consulting costs during the nine months ended September 30, 2010 when compared to the nine months ended September 30, 2009.

Advertising and investor relations expenses increased by $116,108 to $294,754 for the nine months ended September 30, 2010 versus $178,646 reported for the nine months ended September 30, 2009. This increase is a direct result of the contracts for investor relations consulting services in the nine months ended September 30, 2010 were for higher amounts than the contracts that existed during the nine months ended September 30, 2009. In addition, costs were incurred in the first nine months of 2010 for website development that were not incurred in the first nine months of 2009. These costs were partially offset as presentations made to potential investors during the first nine months of 2010 were reduced when compared to the corresponding period of 2009.

During the nine months ended September 30, 2010, expenses in the amount of $73,639 were incurred for repairs and maintenance to bring the H2Omaxx unit up to its original specifications. As this unit was still under development in the nine months ended September 30, 2009, no corresponding costs were incurred during that period.

Office expenses for the nine months ended September 30, 2010 were $232,300 compared to $158,984 for the nine months ended September 30, 2009. The increase of $73,316 is primarily a result of increased rent charges. Prior to the discontinuation of the operations of Flowstar, certain long-term leases and short-term rentals were being charged to that business unit. As not all the space under these contracts can be charged to sub-tenants, the excess previously allocated to that business unit is now being charged against continuing operations. In addition a new office in Houston was opened in July 2010. The average exchange rate for the Canadian dollar compared to the US dollar increased by approximately 5.6% .for the quarter ended September 30, 2010 compared to the same quarter in 2009. As almost all of the office expenses were incurred in Canadian dollars instead of US dollars, some additional costs were also incurred by the increase in the exchange rate for the Canadian dollar.

Legal and accounting costs for the nine months ended September 30, 2010, were $239,875, which was an increase of $72,155 compared to the corresponding period of 2009. The increase in 2010 is directly related to higher legal fees required for the disposition of the Flowstar business unit, review of the Cancen contract, issuance of warrants relating to debenture extensions, issuance of new debentures, matters related to Abuela and Epitithia Trusts, and for work involved with respect to the potential defaults in the licensing agreement for the intellectual property rights pertaining to the H2Omaxx unit.

During the period in connection with prior extensions during 2008 and 2009 of certain of the Company’s obligations under its 14% Redeemable Convertible Secured Debentures and its 14% Redeemable Secured Debentures, the Company issued to the holders of the debentures warrants to purchase an aggregate of 1,100,000 shares of the Company’s common stock with an exercise price of $0.20 per share which are exercisable for a period of two years and warrants to purchase an aggregate of 100,000 shares of the Company’s common stock with an exercise price of $.40 per share which are exercisable for a period of two years. These warrants were valued at $168,600, which resulted in interest accretion related to the warrants being charged to operations in the three months ended September 30, 2010. During the nine months ended September 30, 2009, 600,000 warrants valued at $108,900 were issued to debenture holders in exchange for their agreement to extend the due date of their debt instruments.

Insurance expense for the nine months ended September 30, 2010, was $69,235 compared to $59,089 for the nine months ended September 30, 2009. The increase is due to higher premiums for our directors’ and officers’ liability insurance partially offset by a decrease in our comprehensive insurance premiums.

To account for the issuance of the Company’s $98,573 debentures which are convertible to shares in the Company at a price of $0.175 per share, a beneficial conversion feature of $6,360 was recorded as a charge to operations. No similar costs were incurred in the nine months ended September 30, 2009 as there were no financial instruments that required this charge during that period.

The above increases were partially offset by decreases in stock-based advertising and investor relations; wages and benefits; research and development; depreciation and amortization; consulting; interest, finance, and bank charges; directors’ fees; and travel.

During the nine months ended September 30, 2010, 125,000 options to purchase common shares pursuant to investor relations agreements vested and were valued at $35,600. In the same period for 2009, 725,000 options to purchase common shares pursuant to investor relations agreements vested and were valued at $262,200. Thus, the Company had a decrease of $226,600 in stock-based advertising and investor relations costs during the nine months ended September 30, 2010 when compared to the nine months ended September 30, 2009.

Wages and benefits decreased to $456,153 during the nine months ended September 30, 2010 versus $613,010 during the nine months ended September 30, 2009, a decrease of $156,857. Savings can be attributed to not replacing employees who left the Company and the Company’s decision to lay off certain employees. As most of the employees are paid in Canadian dollars, the Company realized an offsetting increase in payroll costs due to the strengthening of the Canadian dollar when compared to the US dollar as described above.

No costs for research and development of the H2Omaxx technology were incurred in the nine months ended September 30, 2010, compared to the $118,303 incurred in the nine months ended September 30, 2009. Additional expenses related to the H2Omaxx technology during the nine months ended September 30, 2010 were for repairs and maintenance to bring the unit up to its original specifications.

Depreciation and amortization expense for the nine months ended September 30, 2010 was $1,228 versus $101,147 for the nine months ended September 30, 2009, a decrease of $99,919. At December 31, 2009, the Company recorded an impairment in the value of the equipment used in the water remediation business unit in the amount of $381,706. This write-down was necessary as this equipment did not demonstrate that the sum of the expected undiscounted future cash flows for these assets would be greater than the carrying amount of the assets. Because the impaired assets were being depreciated at September 30, 2009, the corresponding expense for that period was higher than in 2010. In addition, the value of property and equipment, other than the equipment used in the water remediation business unit that was not fully depreciated at September 30, 2009, was higher than at September 30, 2010.

Consulting fees incurred in the nine month period ended September 30, 2010 in the amount of $325,790 were $88,447 lower than the $414,237 incurred in the same period for 2009. This decrease is a direct result of the exercise of cashless warrants issued for consulting services that were valued at $136,850 during the nine months ended September 30, 2009. No similar transactions were incurred in the same period for 2010. In addition, under the terms of consulting contracts that existed at September 30, 2010, we were required to issue 200,000 common shares that were valued at $50,400 while under the terms of consulting contracts that existed at September 30, 2009 we were required to issue 300,000 common shares that were valued at $99,900. These decreases were partially offset by the costs associated with consulting contracts that were utilized during the quarter ended September 30, 2010, which were for higher amounts than those that were utilized during the quarter ended September 30, 2009.

We incurred interest, finance and bank charges of $274,695 for the nine months ended September 30, 2010 compared to $349,860 incurred during the nine months ended September 30, 2009. The settlement of the $2,250,000 principal balance of a debenture in exchange for 4,500,000 common shares of the Company on September 15, 2009, was the primary reason for the reduction in interest, finance and bank charges.

During the nine months ended September 30, 2010, the Company incurred $24,439 in directors’ fees compared to $45,051 for the same period in 2009. During the period ended September 30, 2010 the Company disposed of its interest in Vasjar. As a result no compensation was incurred for directors involved with Vasjar for a portion of the nine months ended September 30, 2010 when compared to the same period in 2009. In addition, lower costs for directors’ fees were incurred as a direct result of a decrease in the market price of Wescorp shares.

Travel expenses during the nine months ended September 30, 2010 decreased to $139,960 versus the $159,180 incurred in the nine months ended September 30, 2009. This decrease is a direct result of not doing presentations to potential investors in Europe in the nine months ended September 30, 2010 while many presentations were done in the corresponding period in 2009.

Higher costs were incurred in the nine months ended September 30, 2009 in order to set up the H2Omaxx unit in Kansas and to ensure it was operating adequately during that period with no corresponding costs being incurred for the same period in 2010. These decreases were offset by doing more presentations to potential investors in the US in the nine months ended September 30, 2010 compared to in the corresponding period in 2009. In addition, the costs associated with vehicle lease contracts were at higher amounts in the nine months ended September 30, 2010 than similar contracts in the nine months ended September 30, 2009.

Other Income and Expenses

For the nine months ended September 30, 2010, other expenses have increased by $922,402 from the same period in 2009. This increase is the net result of the matters described below.

We did not deliver free-trading shares called for under Tranche 2, Stage Three of the agreement to acquire the outstanding shares of Vasjar, and we have accounted for certain penalty shares that may be due to the former Vasjar shareholders for each month that the shares are not delivered. This accounting resulted in other expense of $1,188,858 being recorded for the nine months ended September 30, 2010, (September 30, 2009 – $1,658,597) which reflects the increase in shares potentially needed to be delivered and the closing trading price of Wescorp shares as at September 30, 2010. We do not agree with the former Vasjar shareholders that they are entitled to all these shares, but we intend to account for the shares in this manner until the matter is resolved.

The foreign currency loss of $12,396 for the nine months ended September 30, 2010 is a direct result of the Canadian dollar being stronger than the U.S. dollar at September 30, 2010 when compared to December 31, 2009. Many payables are denominated in Canadian dollars, and as that currency weakens, exchange gains result when payables are settled. The foreign currency loss of $91,809 for the nine months ended September 30, 2009 was a direct result of the Canadian dollar being stronger than the U.S. dollar at September 30, 2009 when compared to December 31, 2008.

The $36,023 loss on the settlement of debt incurred in the nine months ended September 30, 2010, is the result of the Company settling the principal balance of $259,065 in debentures in exchange for 1,325,000 common shares of the Company valued at $295,088. The gain on the settlement of debt in the amount of $1,522,515 incurred in the nine months ended September 30, 2009, is the result of two transactions. On September 16, 2009, a settlement agreement was reached with Ellycrack A/S. As part of this agreement net debt in the amount of $213,855 relating to payables and accrued liabilities was deemed to be paid for nil consideration and resulted in a gain on the settlement of debt. On September 15, 2009, the Company settled the $2,250,000 principal balance of a debenture in exchange for 4,500,000 common shares of the Company. At the date of this transaction the closing market price of these shares was $0.265 per share. The value of the shares at the settlement date was $1,192,500 and as a result a gain on the settlement of debt in the amount of $1,057,500 was realized during the period. In addition, the accrued interest on the $2,250,000 debenture in the amount of $512,260 was forgiven in exchange for 2,250,000 warrants which were valued at $261,100 which resulted in a gain of the settlement of debt in the amount of $251,160.

On September 25, 2010, the Company disposed of its 100% interest in Vasjar Trading Ltd. and its subsidiaries Penta Holdings Ltd., Flowstar International Inc., Quadra Products International Inc., and Flowstar Services Inc. This transaction was structured as a sale of the shares of Vasjar Trading Ltd. to an independent third party for $1. The purchaser has assumed all the liabilities of Vasjar Trading Ltd. and its subsidiaries. As a result of this transaction the Company has recorded a gain of $86,984 for the nine months ended September 30, 2010.

Income (Loss) from Discontinued Operations

During the year ended December 31, 2009, the Company decided to exit the natural gas flow measurement business to focus on developing its water remediation technology. In January 2010, the Company sold a substantial portion of its assets related to the natural gas flow measurement business to a non-related full service engineering firm based in Calgary, Alberta, Canada. The Company had sold its natural gas flow measurement systems through its subsidiary Flowstar.

In October 2010, the major customer of the Company’s subsidiary Raider Chemical Corporation (“Raider”) gave notice that it was no longer going to be purchasing any more product from Raider. As a result the Company has determined that it will leave the drilling related products and related services business.

After taxes, the Company had income from discontinued operations of $215,824 in the nine months ended September 30, 2010 compared to a loss of $606,484 for the nine months ended September 30, 2009. The Company has reclassified the operating results of these business units as discontinued operations as they are material to the Company's consolidated financial statements.

Net Loss

The net loss for the nine months ended September 30, 2010 of $4,364,897, compared to a net loss of $3,767,802 for 2009, is primarily due to the net effect of increase in operating expenses of $497,001, increase in other expenses of $922,402 and the decrease in the loss from discontinued operations of $822,308 as set forth above.

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

We are also currently in the process of seeking financing for our 2010 and 2011 operations and investment plan. Our total anticipated funding requirement through the end of 2011 is estimated to be approximately $4,000,000. We believe that if we are able to obtain this financing, of which there is no assurance, our cash balances will be sufficient to carry on normal operations for the next twelve months plus meet any cash requirements that may be needed for target investments or acquisitions. Any sale of additional equity securities, if undertaken, will result in dilution to our stockholders. There can be no assurance that additional financing, when required, will be available to us on acceptable terms or at all.

Off-Balance Sheet Arrangements

We have never entered into any off-balance sheet financing arrangements and have not formed any special purpose entities. We have not guaranteed any debt or commitments of other entities or entered into any options on non-financial assets.

ITEM 4.     CONTROLS AND PROCEDURES.

(a)      Disclosure Controls and Procedures. An evaluation was carried out under the supervision and with the participation of our management, including our Principal Financial Officer and Principal Executive Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report on Form 10-Q. Disclosure controls and procedures are procedures designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, such as this Form 10-Q, is recorded, processed, summarized and reported, within the time period specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and is communicated to our management, including our Principal Executive Officer and Principal Financial Officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on that evaluation, our Principal Financial Officer and Principal Executive Officer concluded that, as of September 30, 2010, our disclosure controls and procedures are effective to satisfy the objectives for which they are intended.

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

PART II - OTHER INFORMATION

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On July 2, 2010, pursuant to the terms of a cashless warrant, we issued 477,079 shares of common stock to a non-U.S person. The issuance of these 477,079 shares of common stock qualified for an exemption from registration pursuant to Regulation S because (i) the offer and sale of these securities were made outside of the United States; (ii) no directed selling efforts were made in the United States in connection with the offer and sale of the securities; (iii) the person who received the securities certified that he was not a U.S. person; (iv) the securities issued included a restrictive legend that restricted transfer and resale of the securities; and (v) the Company agreed to refuse to register any transfer of the securities in the absence of registration or an exemption therefrom.

Between July 1 and September 30, 2010, the Company issued a total of 404,073 shares of common stock for consulting fees to two consultants. The shares were issued in private transactions under Section 4(2) of the Securities Act. These issuances qualified for this exemption from registration because (i) each of the consultants was an accredited investor; (ii) the Company did not engage in any general solicitation or advertising to market the securities; (iii) the consultants were provided the opportunity to ask questions and receive answers from the Company regarding the issuance; (iv) the securities were issued to a persons with knowledge and experience in financial and business matters so that each of them was capable of evaluating the merits and risks of an investment in the Company; and (v) the consultants received “restricted securities”. One of the consultants was a member of the Company's Board of Directors.

Between July 1 and September 30, 2010, the Company issued 65,217 shares of common stock to pay $15,000 of the amount due for investor relations consulting fees. The shares were issued to one consultant in private transactions under Section 4(2) of the Securities Act. These issuances qualified for this exemption from registration because (i) the consultant was an accredited investor; (ii) the Company did not engage in any general solicitation or advertising to market the securities; (iii) the consultant was provided the opportunity to ask questions and receive answers from the Company regarding the issuance; (iv) the securities were issued to a person with knowledge and experience in financial and business matters so that he was capable of evaluating the merits and risks of an investment in the Company; and (v) the consultant received “restricted securities”.

ITEM 3.     DEFAULT UPON SENIOR SECURITIES.

On September 15, 2009, the Company went into default on $90,000 of its 14% Convertible Secured Debentures and approximately $73,000 of its 14% Redeemable Secured Debentures. Although the Company continues to pay the interest due on these debentures, as of the filing date of this report, it was still in default with respect to approximately $48,555 of outstanding principal. In addition, as of May 15, 2010, the Company went into default on approximately $140,000 of its 14% Redeemable Secured Debentures. The Company also continues to pay the interest due on these debentures; however, as of the filing date of this report, it was still in default with respect to approximately $48,555 of outstanding principal. All of the foregoing debentures are secured by the inventories and accounts receivables of Flowstar.

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

4.8	Form of Warrant issued to Non-United States Residents (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on February 20, 2008.)

4.9	Form of Warrant issued to Non-United States Residents (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on May 7, 2009.)

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit
Number	Description

31.2 *	Certification of Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer and Principal Financial and Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Wescorp Energy, Inc.

Date: November 22, 2010	By: /s/ Douglas Biles
Douglas Biles
Chief Executive Officer
(Principal Executive Officer)

Date: November 22, 2010	By: /s / Robert Nicolay
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

Exhibit
Number	Description

2.15	Agreement and Plan of Merger between the Company and Strategic Decision Sciences, USA, Inc. dated as of September 5, 2007 (Incorporated by reference to Form 8-K filed on September 11, 2007.)

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