Form 10-K
period 2010-12-31
WESCORP ENERGY INC
filed 2011-04-18
CIK 1069489

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010 OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________to __________

Commission File Number 000-30095

WESCORP ENERGY INC.
(Exact Name of Registrant Specified In Its Charter)

Delaware	98-0447716
State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization	Identification No.)

Suite 400, 435 – 4th Avenue S.W., Calgary, Alberta, Canada T2P 3A8
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

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes__ No X

The aggregate market value of the voting common stock held by non-affiliates of the registrant at the close of business on June 30, 2010, was $24,875,828. Without asserting that any director or executive officer of the registrant, or the beneficial owner of more than five percent of the registrant’s common stock, is an affiliate, the shares of which they are the beneficial owners have been deemed to be owned by affiliates solely for this calculation.

There were 122,362,558 shares of registrant’s common stock outstanding as of April 8, 2011.

FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K for the year ended December 31, 2010 (the “Annual Report”) contains predictions, projections and other statements about the future that are intended to be “forward-looking statements” (collectively, “forward-looking statements”). Forward-looking statements involve risks and uncertainties. A number of important factors could cause actual results to differ materially from those in the forward-looking statements. In assessing forward-looking statements contained in this Annual Report, readers are urged to read carefully all cautionary statements – including those contained in other sections of this Annual Report. Among said risks and uncertainties are the following risks:

  there may not be adequate capital to fund our business;
  our water remediation technologies may not receive sufficient market demand or be commercially successful;
  our water remediation technology may be replaced in the market by a more technically advanced process;
  we may not be able to adequately protect our intellectual property, which may affect the realizable value of our investment;
  sales of Raider Chemical product have ceased with the discontinuation of these activities;
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

PART I

ITEM 1. DESCRIPTION OF BUSINESS.

GENERAL

During 2010, Wescorp Energy Inc. (referred to herein as “we”, “us”, “our”, “Wescorp”, “the Company” or “our Company”)-completed its transition from a broad oil and gas technology incubator company to a clean water technology company. Wescorp holds three technologies: the H2Omaxx oil-water separation technology, the HCXT oil-solids technology, and a desalinization technology. For 2010 Wescorp focused on commercializing its key technology, the H2Omaxx, which significantly reduces hydrocarbon contaminated water treatment and disposal costs for oil and gas producers. The H2Omaxx also has applications to the marine (shipping) and other hydrocarbon industries.

During 2010, we operated primarily through three Subsidiary Business Units, or SBUs, including; (i) Total Fluid Solutions Inc. (“Total Fluid”), which holds the hydrocarbon rights to the H2Omaxx, rights to the HCXT and rights to the Makon technologies; (ii)Raider Chemical Corporation (“Raider”), and; (iii) Flowstar Technologies Inc. (“Flowstar”). We divested Flowstar on January 4, 2010 and discontinued operations in Raider in October, 2010. A short synopsis of each business unit and our recent business activities follows. Our corporate offices are located at Suite 400, 435 – 4th Avenue S.W., Calgary, Alberta, Canada T2P 3A8, and the telephone number there is (403) 206-3990. Our website is http://www.wescorpenergy.com.

Total Fluid Solutions Inc. and Raider Chemical Corporation

On December 18, 2007, Wescorp Technologies Ltd, our wholly-owned subsidiary, acquired from FEP Services, Inc. (“FEP”), certain rights to three different water remediation technologies and assets that we used to create two new SBU’s - Total Fluid Solutions Inc. and Raider Chemical Corporation. The original aerator patents used in the H2Omaxx technology have expired, however Process Patents covering the H2Omaxx have been applied for in the United States and Canada. The three technologies address remediating three separate contaminates in oilfield water as the result of the exploration for, and production of, oil and gas, in particular, solids and hydrocarbon.

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

Total Fluid – H2Omaxx and HCXT

Our wholly owned subsidiary, Total Fluid Solutions Inc., owns the proprietary hydrocarbon rights to the H2Omaxx oil-water separation technology. The original aerator patents used in the H2Omaxx technology have expired, however Process Patents covering the H2Omaxx have been applied for in the United States and Canada. We also have proprietary rights to the HCXT solids-oil separation technology that is not patented, but is held as a trade secret. With these technologies, we hope to be able to remediate two of the main contaminates (solids, hydrocarbon) in oilfield water as the result of exploration for, and production of, oil and gas.

The H2Omaxx uses a unique aeration process that is expected to reduce the hydrocarbon content from the conventional 5,000 to 30,000 parts per million range to less than 10 parts per million. The H2Omaxx can remove hydrocarbon contaminants and ultra small solids from industrial water, often without the need for chemicals, filters, heat, or long-term gravity storage. The H2Omaxx technology has a wide potential for various oil and gas water uses, both onshore and offshore.

The HCXT technology for the removal of solids from oilfield water uses a proprietary, environmentally friendly, chemical process to separate drilling solids from the water and hydrocarbon mixtures, which are found in the water as a result of drilling oil or gas wells. The solids are cleaned to a standard that allows them to be used in construction.

The third technology, to remove salt from the oilfield water, uses a low-energy process of flash distillation to separate the salts from the water. However, Management has shelved this technology development until the H2Omaxx and HCXT technologies achieve commercial success, of which there is no assurance.

We intend to use these technologies independently or in conjunction with each other or other water remediation technologies in order to address the critical water issues facing the oil and gas industry today.

Wescorp, on behalf of Total Fluid, previously signed a Letter of Intent (“LOI”) with Cancen Oil Canada Corporation (‘Cancen”) (an oilfield waste management and processing company based in Western Canada) to install a mix of 12 units of H2Omaxx and HCXTin 2010, at Cancen’s expense, on their sites. The LOI contemplated a certain split of the increased operating profit on the Cancen sites arising from Cancen’s utilizing of Wescorp’s technology, and a potentially exclusive relationship for Western Canadian oilfield waste management services. However, Cancen was unable to complete a corporate financing, which would have enabled Cancen to proceed with its commitment. Accordingly, Wescorp has proceeded to market its technologies directly to other oilfield waste management customers both in Western Canada and elsewhere.

Raider Chemical Corporation

Our wholly owned subsidiary, Raider Chemical Corporation, designed and manufactured specialized chemicals used in the cementing and stimulation services area, within the oil and gas industry.

In October, 2010, we closed the operations of this business unit in order to focus on the H2Omaxx technology

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

As part of the acquisition of Flowstar, the Company concluded the acquisition of 100% of the outstanding shares of Vasjar Trading Ltd. (“Vasjar”) on August 19, 2004. Vasjar in turn owns five Barbadian subsidiaries including 100% of the outstanding shares of Quadra. Vasjar’s wholly owned subsidiary Quadra owns the rights to the technology related to the DCR system described below. Flowstar, Flowray, Vasjar, and its subsidiaries (“Flowstar Group”) are involved in the natural gas flow measurement and service industry in North America.

Flowstar’s principal product was an electronic gas flow measurement and well monitoring system that had proven to be effective, but required significant funding to become commercially successful.

On January 5, 2010, Flowstar was sold to a full-service engineering firm based in Alberta, Canada. In September, 2010 Vasjar and its subsidiaries were sold to a third party based in the United Kingdom.

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

OUR BUSINESS PLAN AS A WATER TECHNOLOGY COMPANY

The oil and gas industry annually spends $50B worldwide on separating hydrocarbons (“oil”) from water. America’s major new shale gas plays, the opening of off-shore resources, and drilling in the far north will cause water recycling and remediation costs to escalate further. The Gulf of Mexico oil leak disaster will accelerate regulatory standards.

The primary technologies utilized by industry to separate oil and water, such as heat, gravity and time, have not meaningfully changed for over 50 years, and have limited effectiveness. Technological additions, such as filters and chemicals, have enabled improved effectiveness, but at increased cost, liability and with limited reliability. Even with filters and chemicals, contaminated water can only be disposed of in great volume as waste, rather than recycled and reused.

Wescorp believes that there will also be a move toward accelerated industry investment to water cleaning and reuse, rather than continuous consumption, contamination and disposal. The H2Omaxx technology will play an important role in the following five areas.

1.	PRODUCED WATER

Produced water is contaminated water brought to the surface when oil or natural gas is raised. The produced water industry in volume alone is three times the size of the oil industry. The world manages and disposes of more than 210 million barrels of produced water each and every day [1] . U.S. wells produce an average of more than seven barrels of water for each barrel of oil, while the world average is three barrels of water for each barrel of oil[2] . Produced water handling and treatment represents an $18 billion cost to the oil and gas industry in the U.S. [3]

Produced water treatment costs will increase due to environmental laws and growing demand. Costs are also rising because new oilfield recovery techniques involve injecting massive amounts of fresh water into older wells. Many of North America’s largest hydrocarbon deposits require substantial volumes of water to bring oil and gas to the surface.

2.	HYDRAULIC FRACTURING

Hydraulic Fracturing is a common secondary recovery system that involves injecting deep wells with a solution containing a mixture that is over 90% water. The water then needs to be recovered and cleaned or disposed. H2Omaxx technology allows the water which returns to the surface to be processed and reused.

The need to be able to process hydraulic fracturing wastewater is particularly high in some areas, such as the Barnett and Marcellus Shale gas deposits in the U.S.

The amount of water needed to drill and fracture a horizontal shale gas well generally ranges from about two million to four million gallons (50,000 to 100,000 barrels), depending on the basin and formation characteristics.[4]

There is growing public pressure to develop solutions where this water can be reused and even returned into the surface environment instead of disposed of down deep wells. One of the drivers of this trend is the fact that a large percentage of water used in hydraulic fracturing comes from surface water sources. In Alberta, surface water accounts for 74% of water used for oilfield injection. [5]

H2Omaxx technology allows the water which returns to the surface to be processed and reused. This eliminates the majority of disposal costs, greatly reduces the cost of purchasing fresh water, and provides saleable oil. In areas where water is scarce it also substantially reduces the demands on the local ecosystem.

3.	OFF-SHORE OIL PLATFORMS

Nearly 18,000 off-shore wells were drilled over the last five years, with numbers peaking in 2007. The forecast is of a recovery in 2010, followed by consistently rising numbers up to 2013 to total over 20,000 wells over the five-year period.[6]

The total size of the market opportunity for (off-shore) final stage produced water treatment systems [equipment sales] is estimated to be around $4.3 billion for the next five years – and predicts that the size of market opportunity for topside produced water reinjection systems [water processed on an off-shore facility] is around $9.8 billion over the same period.[7]

The off-shore market is an exceptional opportunity for Wescorp’s H2Omaxx technology. The ability of H2Omaxx to replace multiple pieces of equipment becomes even more valuable in this environment where space is at a significant premium. Key strategic advantages of the technology for off-shore use include:

	º	Low space requirements: the unit is very compact compared with alternative technologies
	º	Motion tolerance: Many gravity-based separation technologies have their efficacy greatly reduced by motion. The normal operating motion on a platform will not affect H2Omaxx
	º	High throughput/low retention time: H2Omaxx retention time is two to five minutes compared with up to 24 hours for a traditional treatment system
º

Significant cost savings in construction of off-shore platforms; the construction cost for off-shore platforms is increased approximately $10,000 per pound of deck load. The low retention time required by the technology greatly reduces the weight of water in process (weight on deck) relative to the throughput

º

Wide input tolerances: Other technologies only perform at peak levels within a tight tolerance of input flow rates and/or the percentage of hydrocarbons in the input solution. This necessitates preconditioning or storage to buffer the flows which increases weight and space requirements

Management believes that the combination of these benefits allows the processing of the water on site to cost effectively and reliably meet the off-shore discharge requirements of less than 29ppm total oil and grease. Many off- shore platforms do not have on-board hydrocarbon treatment facilities due to lack of space and facility design. These platforms must pay to ship produced water to on-shore processing facilities, greatly increasing operating costs. These disposal costs can be avoided by utilizing the H2Omaxx technology. H2Omaxx has a small footprint, is light weight and has high throughput capability.

4.	OFF-SHORE OIL SPILL EMERGENCY RESPONSE

The Deepwater Horizon drill rig collapse in the Gulf of Mexico underscores the need for a new generation of emergency response technology.

H2Omaxx is capable of treating large volumes of oil-contaminated seawater. Importantly, management believes H2Omaxx can operate effectively on a sea-going platform. The other technologies which can simultaneously receive, treat and discharge contaminated water cannot operate effectively on a production platform which is moving. As a result, in the event of an oil spill with present technology, emergency response operations include collecting the contaminated water at sea in large containment vessels, transportation of the fluid to shore, transfer of the fluid to tanker trucks, and truck transport of the fluid to treatment or disposal facilities. The cost of this multi-step process is extremely high.

Wescorp has designed an H2Omaxx model specifically for oil spill emergency response operations. This unit can be used at sea on a containment vessel or on-shore, at the wharf where the containment vessels discharge contaminated water. Whether used on land or at sea, the ability to treat salt water and immediately discharge the salt water back into the ocean is a major time and money savings technology.

5.	HEAVY OIL UPGRADING

Canada is one of the world’s largest sites for heavy oil trapped in oil sand deposits. In Alberta alone, over $170 billion of oil sands, oil/gas and other projects are securing government approval, in development, or under construction. This is a rapidly expanding market which creates opportunities for new technology.

Oil sand producers consume over 540 million barrels of water annually in Alberta oil sands operations alone and pay produced water disposal costs exceeding $100 million per year. Forcing deposits trapped in oil sands or shale to the surface can require as much as 20 barrels of water for every barrel of oil produced. Canada’s Athabasca River is the primary source for water used in northern Alberta oil sands exploration, development and production. Oil sands operations remove and use 2.5 billion barrels of water annually from the Athabasca River. In 2006 alone, some 540 million barrels of fresh water were contaminated as a result of oil sands exploration development and production. Tailing ponds near production operations used to store water contaminated with hydrocarbon solids are a major potential environmental hazard, already covering 23 square miles in northern Alberta and visible from space with the naked eye. Not surprisingly, these tailing ponds have become a focal point of interest for environmental organizations.

[1]	“White Paper Describing Produced Water from Production of Crude oil, Natural Gas, and Coal Bed Methane," Veil et al, Jan 2004, Argonne National Laboratory
[2]	“White Paper Describing Produced Water from Production of Crude oil, Natural Gas, and Coal Bed Methane," Veil et al, Jan 2004, Argonne National Laboratory
[3]	"Oil and gas: Produced water treatment for beneficial uses," Filtration & Separation Magazine, Jan/Feb 2010, Rajindar Singh
[4]	“Modern Shale Gas Development in the United States," US Department of Energy, April 2009
[5]	“Water and Oil: an overview of the use of water for enhanced oil recovery in Alberta” March 2004, Government of Alberta.
[6]	"Drilling for Off-shore Oil and Gas – a technical review and 5-year projection of activity and spending in the upstream drilling sector," Datamonitor, Dr. Michael Smith, March 1, 2010
[7]	”The Off-shore Produced Water Game Changer Report”, Douglas-Westwood.

In order to finance the operations in 2010, equity financing was arranged consisting of the following:

  The issuance of stock for consideration of $150,000 relating to a private placement for 600,000 units at a price of $0.25 per unit. Each unit includes one share of our common stock and a warrant to purchase one share of our common stock for $0.50 per share prior to the end of the 24-month period following the date of issuing the units;
  The issuance of stock for consideration of $991,770 relating to a private placement for 11,019,668 units at a price of $0.09 per unit. Each unit includes one share of our common stock and a warrant to purchase one share of our common stock for $0.15 per share prior to the end of the 12-month period following the date of issuing the units; and
  The receipt of funds in the amount of $369,980 relating to a private placement for 4,110,889 units at a price of $0.09 per unit. Each unit includes one share of our common stock and a warrant to purchase one share of our common stock for $0.15 per share prior to the end of the 12-month period following the date of issuing the units. These units were not issued until after the year ended December 31, 2010.

In the year ended December 31, 2010, we also received net proceeds in the amount of $238,616 from new notes payable, $100,000 from convertible debentures, and approximately $150,810 (CAD $150,000) from a note payable to a director of the Company in order to help fund 2010 operations.

In the near future, we intend to raise additional capital by selling new equity, and incurring short-term and/or long-term debt to finance the following:

  The business development and expansion of the water remediation technologies acquired in December 2007 (Total Fluid/H2Omaxx ); and
  The potential acquisition of or merger with new businesses related to our existing SBU’s, with the intent that they would add value to our overall business almost immediately upon closing; and
  Any negative cash flow resulting from operations.

Our current and future opportunities for success depend to a great extent on the continued employment of and performance by senior management and key personnel at potential target companies. As we continue to focus on key technologies and markets, the demands and skill sets of our senior management will change. As needed, new executives will be hired with the skill sets and experience required to enhance those areas which require specialized expertise. In addition, we will be seeking to add new directors to our board that bring significant industry knowledge and expertise in the fields we are expanding into, including water/oil separation, water quality and water and environmental remediation.

DIRECTOR AND OFFICER CHANGES

Mr. Robert Nicolay resigned as Director and became Chief Financial Officer (part time) as of May 25, 2010.

Mr. Jos de Smelt became a Director as of June 9, 2010.

Mr. Ken James became a Director as of October 5, 2010 and resigned as of April 15, 2011.

Mr. Robert Nicolay resigned as Chief Financial Officer (part time) as of April 13, 2011.

PRODUCTS AND SERVICES

Total Fluid Solutions – H2Omaxx, HCXT

Our wholly owned subsidiary, Total Fluid Solutions Inc., owns the proprietary rights to the H2Omaxx oil-water separation technology. The original aerator patents used in the H2Omaxx technology have expired, however Process Patents covering the H2Omaxx have been applied for in the United States and Canada. We also have proprietary rights to the HCXT solids-oil separation technology that is not patented, but is held as a trade secret. With these technologies, we hope to be able to remediate two of the main contaminates (solids, hydrocarbon) in oilfield water as the result of exploration for, and production of, oil and gas.

The second technology, HCXT, removes solids from the oilfield water, uses a proprietary, environmentally friendly chemical process to separate drilling solids from the water and hydrocarbon mixtures, which are found in the water as a result of drilling the wells. The solids are cleaned to a standard that allows them to be used in construction. We expect that work on the commercialization of this technology will begin after the H2Omaxx technology achieves significant commercial success.

The third technology, to remove salt from the oilfield water, uses a low-energy process of flash distillation to separate the salts from the water. However, the development of this technology has been deferred until the H2Omaxx and HCXT achieve commercial success, of which there is no assurance.

Wescorp previously signed a Letter of Intent with Cancen Oil Canada Corporation (an oilfield waste management and processing company based in Western Canada) to install 12 units, at Cancen’s expense, on their sites The LOI contemplated a certain split of the increased operating profit on the Cancen sites arising from Cancen’s utilizing of Wescorp’s technology, and a potentially exclusive relationship for Western Canadian oilfield waste management services. However, Cancen was unable to complete a corporate financing, which would have enabled Cancen to proceed with its commitment. Accordingly, Wescorp has proceeded to market its technologies directly to other oilfield waste management customers both in Western Canada and elsewhere.

Raider Chemical Corporation

Our wholly-owned subsidiary, Raider Chemical Corporation, designs and manufactures specialized chemicals used in the cementing and stimulation services area, within the oil and gas industry. In October 2010, we discontinued Raider in order that Wescorp could focus on the commercialization of the H2Omaxx technology.

ACQUISITIONS AND JOINT VENTURES

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

Total Fluid Solutions Inc. – H2Omaxx

We intend to use these technologies independently or in conjunction with each other or other water remediation technologies in order to address the critical water issues facing the oil and gas industry today. Our wholly-owned subsidiary, Total Fluid, has proprietary rights to certain oil-water separation technology in the oil and gas field. We have filed a provisional process patent application in the U.S. and Canada covering the H2Omaxx technology. We also own proprietary rights for a solids-oil separation technology that is not patented, but is held as a trade secret. With these technologies, we hope to be able to remediate two of the main contaminants (solids, hydrocarbon) in oilfield water as the result of exploration for, and production of oil and gas.

The next technology to remove solids from the oilfield water uses a proprietary, environmentally friendly, chemical process to separate drilling solids from the water and hydrocarbon mixtures, which are found in the water as a result of drilling the wells. The solids are cleaned to a standard that allows them to be used in construction. The third technology, to remove salt from the oilfield water, uses a low-energy process of flash distillation to separate the salts from the water.

In 2009 the Total Fluid, field testing of the H2Omaxx technology was completed on an industry-sponsored production facility, involving 120 oil and gas wells. During the last phase of our test period, we maintained over 90% uptime, with minimal interruptions. Our operational results have provided valuable data to our industry sponsors, allowing them to recommend technical improvements to our equipment. These independent third-party verified results showed that the H2Omaxx unit reduced the hydrocarbon content in produced water in some circumstances down to below 10 parts per million. We subsequently field tested the H2Omaxx technology at a Cancen waste treatment and disposal facility. The H2Omaxx technology had an opportunity to be tested on a range of hydrocarbon impacted fluids which are received and managed at the Cancen site. While the effectiveness of the H2Omaxx did vary with the waste fluid, the H2Omaxx did enable Cancen to increase site operation efficiency in managing impacted fluids and in removing waste oil for subsequent sale. We also demonstrated that the H2Omaxx can operate in batch treating mode, whereby the H2Oaeration cleaning process is utilized within the customer’s own on-site large fluid storage tanks. This enables an H2Omaxx unit to clean volumes of fluid which are greater than the unit is designed to treat within its own tank.

Raider Chemical Corporation

Our wholly-owned subsidiary, Raider Chemical Corporation (“Raider”), designs and manufactures specialized chemicals used in the cementing and stimulation services area, within the oil and gas industry. Effective October, 2010, we discontinued operations of Raider in order to focus on the commercialization of the H2Omaxx technology.

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

Although the Registration Statement covering the shares became effective in January 2008, we did not deliver the Vasjar shares at that time because we were involved in discussions with the former Vasjar shareholders concerning the possibility of reaching a mutually acceptable agreement regarding the number of free-trading shares for the Company to deliver under Tranche 2, Stage Three. As set forth in Item 9B of this report, as of April 12, 2010, we reached a settlement with one of these two former shareholders. Wescorp continues to attempt to reach a settlement with the other former shareholder. Under the terms of the agreement, prior to any liability release agreement, without taking into account the Company’s position that the number of shares should be smaller, the former Vasjar shareholders would be entitled to an additional 80,000 Wescorp common shares for each month that the shares are not delivered, incurred a penalty of 10% of the delinquent number of shares, but in the Company’s belief, subject to a limitation on the total number of shares issuable. Because we were unable to deliver these shares, plus the penalty shares, by October 1, 2007, the former Vasjar shareholder that has not settled its claims has the right to terminate its share purchase agreement with us. If it does so, we could be liable to it for the value of 50% of Vasjar or its subsidiary, Quadra, including the intellectual property rights owned by Quadra.

Business of Flowstar and Flowray

Flowstar and Flowray were both incorporated in Alberta, Canada. Flowray developed a new system for measuring the flow of natural gas at the wellhead known as the Digital Chart Recorder, or DCR. The DCR system consists of a turbine -based flow measurement signal generating device, temperature and pressure probes, and a flow computer, which performs all of the corrected flow calculations for natural gas production and regulatory reporting. Flowstar and Flowray were legally amalgamated on December 31, 2004 into one company that continued under the name Flowstar Technologies Inc. All obligations, rights, benefits, and responsibilities of each of the predecessor companies continue in the newly amalgamated company. Flowstar is now a wholly-owned subsidiary of Wescorp.

Prior to the December 31, 2004 amalgamation with Flowstar, Flowray transferred all of its intellectual property rights and technology to Quadra as discussed above. Flowstar acquired the exclusive license to use the technology within Canada. With the Vasjar acquisition complete (subject to Vasjar’s right to terminate the acquisition agreement as described above,), Quadra became a wholly-owned subsidiary of Wescorp as well. Management determined that the recoverability of the carrying value of the technology was uncertain, and accordingly recorded an impairment in the remaining carrying value of the technology in 2007.

On January 5, 2010, Flowstar was sold to a full-service engineering firm based in Alberta, Canada, to enable Wescorp to focus on the commercialization of the H2Omaxx technology. In September, 2010 Vasjar and its subsidiaries were sold to a third party based in the United Kingdom.

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

There is some additional documentation required for the completion of the first phase of the NAVIGATOR project, originally announced March 5, 2008, with a Canadian heavy oil company. Due to the economic climate, this project was put on hold, and was subsequently abandoned.

On September 1, 2009, we shut down operations of this business unit in order to eliminate future costs related to it.

COMPETITION

Total Fluid Solutions Inc.

Classes and competitors in the produced water separation are:

1.

Primary Heat Retention or Free Water Knock Out: The Cameron Group offers this technology through their company Petreco Wemco offers both heat treatment and free water knock out systems. This is typically the first stage of separating hydrocarbon from water. In this type of system both heat and time are used to start the separation process which typically results in getting the oil to water ratio to a minimum of 500-20,000 parts per million (‘ppm”).

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

3.

Induced Gas Floatation (“IGF”), and Dissolved Air Flotation (“DAF”) is offered by companies like Komline-Sanderson, Industrial Wastewater Services, L’eau Claire Systems Inc, Monosep Corp., and Natco Processes Equipment. This type of aeration has been used in the process of oil water separation for years. IGF/DAF is a process for the removal of fine suspended material from an aqueous suspension. The term "flotation" indicates something floated on or at the surface of a liquid. IGF/DAF provides the needed energy for effective flotation in the form of extremely fine air bubbles, which become attached to the suspended material to be removed. This technology typically gets the oil/water ration down to 50- 100 ppm.

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

EMPLOYEES

With the transition from a technology incubator company to a commercial water technology company, Wescorp has been able to significantly reduce the number of employees and related overhead and liability. The Company now operates primarily through consultants, on short-term performance measured contracts As of April 8, 2011, we had three full-time employees Robert Power, our Executive Chairman, Mr. Douglas Biles, our President and CEO, and Blaine Miciak, Wescorp’s Controller.

INTELLECTUAL PROPERTY

Our wholly-owned subsidiary, Total Fluid Solutions Inc., has filed a Process Patent application for the H2Omaxx oil water separation technology process in both the United States and Canada. We also have proprietary rights for a solids-oil separation technology that is not patented, but is held as a trade secret. We intend to use these technologies independently or in conjunction with each other or other water remediation technologies in order to address the critical water issues facing the oil and gas industry today.

REGULATORY

We are subject to certain labor, environmental and safety regulatory matters related to our businesses due to the various legal and regulatory guidelines affecting the sale and service of oil and gas products and services in the U.S., Canada, and elsewhere. Our field personnel are subject to standardized safety regulations. In 2011, as we increase our H2Omaxx operations at customer sites, we will be increasing our investment in occupational health and safety training.

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

Third parties may claim that we infringe their intellectual property, and we could suffer significant litigation or licensing expense as a result. Part of our current business plan is to increase our emphasis on obtaining patent and trade secret protection for significant new technologies, products, and processes because of the length of time and expense associated with bringing new products through the development process and into the marketplace. Our success depends in part on our ability to develop patentable products and obtain and enforce patent protection for our products in Canada, the United States and other countries. We have filed for process patents for the H2Omaxx technology. Patents may not be issued for any pending or future patent applications owned by or licensed to us, and the claims allowed under any issued patents may not be sufficiently broad to protect our technology. Any issued patents owned by or licensed to us may be challenged, invalidated, or circumvented, and the rights under these patents may not provide us with competitive advantages. In addition, competitors may design around our technology or develop competing technologies. Intellectual property rights may also be unavailable or limited in some foreign countries, which could make it easier for competitors to capture increased market position. We could incur substantial costs to defend ourselves in suits brought against us or in suits in which we may assert our patent rights against others. An unfavorable outcome of any such litigation could materially adversely affect our business and results of operations.

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

Our operations are affected by local, national, and worldwide economic conditions. The consequences of a potential or prolonged recession may include a lower level of economic activity and uncertainty regarding energy prices and the capital and commodity markets. A lower level of economic activity might result in a decline in energy consumption, which may adversely affect our revenues and future growth. Instability in the financial markets, as a result of recession or otherwise, also may affect the cost of capital and our ability to raise capital.

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

The average daily trading volume of our common stock was approximately 78,416 shares per day over the 90-day period ended April 8, 2011. If limited trading in our stock continues, it may be difficult for investors to sell their shares in the public market at any given time at prevailing prices.

As of December 31, 2010, approximately 44,289,046 shares of common stock that are currently outstanding are considered “restricted securities” as that term is defined under the Securities Act of 1933, as amended, or the Securities Act. Though not currently registered, these restricted securities may be sold in the future, in compliance with Rule 144 promulgated under the Securities Act or pursuant to a future registration statement. Rule 144 provides that a person holding restricted securities for a period of one year or more may sell those securities in accordance with the volume limitations and other conditions of the rule. Sales made pursuant to Rule 144, or pursuant to a registration statement filed under the Securities Act, could result in significant downward pressure on the market price for our common stock.

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

ITEM 2. PROPERTIES

Principal Business Offices

Our offices are located at Suite 400, 435 – 4 Avenue SW, Calgary, Alberta, Canada T2P 3A8,. In our Edmonton office, which housed our Flowstar operations, we occupy approximately 7,756 square feet of office space on a term expiring November 2012 at a monthly rent of approximately $8,809 (CAD $8,762). We have worked with the landlord and have this space rented by a third party effective May 1, 2011. The Calgary office consists of approximately 3,836 square feet on a term expiring May 31, 2015 at a monthly rent of approximately $11,530 (CAD $11,471). We have a representative office in Houston, Texas, United States at a monthly rent of $1,716. As we proceed with the further implementation of our business plan, additional commercial lease arrangements may be required, although none are planned at this time.

Equipment consists primarily of assets required to operate the businesses of Wescorp, and its subsidiary Total Fluid. These assets include office equipment, tools, furniture and fixtures, computer hardware and software. These assets are in sufficient condition for the purposes for which they are used. We only have computer hardware and software required for the operation of our offices.

ITEM 3. LEGAL PROCEEDINGS

None.

ITEM 4. [REMOVED AND RESERVED]

PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND PURCHASES OF EQUITY SECURITIES

On December 29, 2000, our common shares began trading on the NASD Over-the~~-~~Counter Bulletin Board (“OTCBB”) under the symbol UNQB. In March 2001, our trading symbol changed to CDHI as a result of our corporate name change to CTI Diversified Holdings, Inc. Effective December 22, 2003, our trading symbol changed to “WSCE” when we adopted the name “Wescorp Energy Inc.”. The following table sets forth the high and low bid prices for our common stock as reported by the OTCBB for each of the fiscal quarters in 2009 and 2010.

	OTCBB
	High (1)	Low(1)	Close(1)	Volume
2009
First Quarter	$0.39	$0.27	$0.33	6,189,253
Second Quarter	$0.37	$0.27	$0.28	8,540,491
Third Quarter	$0.33	$0.22	$0.27	12,003,025
Fourth Quarter	$0.41	$0.25	$0.29	17,493,378
2010
First Quarter	$0.41	$0.25	$0.29	17,493,378
Second Quarter	$0.30	$0.19	$0.21	10,511,600
Third Quarter	$0.30	$0.18	$0.20	11,115,332
Fourth Quarter	$0.24	$0.10	$0.15	5,769,889

(1) These quotations reflect inter-dealer prices, without retail markup, markdown, or commissions, and may not reflect actual transactions.

On April 8, 2011, there were 122,362,558 common shares outstanding. On April 8, 2011, there were approximately 1,980 holders of record of our common stock.

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

Recent Sales of Unregistered Securities

On April 12, 2011, the Company and Abuelo Trust (“Abuelo”) entered a Liability Release (the “Release”) pursuant to which Abuelo agreed to release the Company jointly and severally from any claims relating to the sale of the stock of Vasjar Trading Ltd. to the Company. Pursuant to the terms of the Release, the Company agreed to issue Abuelo an aggregate of 5,000,000 shares of restricted common stock (the “Release Shares”). The Company agreed to take steps to apply to the SEC to register 980,000 of the Release Shares after this annual report on Form 10-K is filed with the SEC.

The Release Shares were issued to Abuelo in a private transaction under Section 4(2) of the Securities Act. This issuance qualified for this exemption from registration because (i) Abuelo was an accredited investor; (ii) the Company did not engage in any general solicitation or advertising to market the Release Shares; (iii) Abuelo was provided the opportunity to ask questions and receive answers from the Company regarding the issuance; (iv) the Release Shares were issued to a person with knowledge and experience in financial and business matters so that it was capable of evaluating the merits and risks of an investment in the Company; and (v) Abuelo received “restricted securities.”

During the year ended December 31, 2010, the Company received funds for 9,184,112 units, at a price of $0.09 per unit, for total proceeds of $826,570. Each unit consists of one share of common stock and one common stock warrant. One warrant entitles the holder to purchase one additional common share at a price of $0.15 per share at any time for a period of twelve months from the date the units are issued. The units were issued to non-US residents outside the United States in reliance upon the exemption from registration under Regulation S of the Securities Act of 1933, as amended. This issuance qualified for exemption from registration because (i) the securities were sold to non-U.S. investors in an offshore transaction (as defined under Regulation S); (ii) the Company did not use any directed selling efforts (as defined under Regulation S) in the United States; (iii) offering restrictions (as defined under Regulation S) were implemented by the Company; and (iv) the investors received and will receive upon execution of any warrant “restricted securities” that include all applicable legends and are subject to resale limitations in accordance with Regulation S. The Company is required to pay a commission of up to 10% in conjunction with this private placement in the form of units that have the same terms and conditions as those issued in the private placement.

On December 22, 2010, the Company issued 278,000 units at a price of $0.09 per unit valued at $25,020 to settle outstanding commissions related to the $0.09 private placement to non-US residents described in the preceding paragraph. Each unit consists of one common share and one share purchase warrant. One share purchase warrant entitles the holder to purchase one additional common share at a price of $0.15 for a period of twelve months from the date the units are issued. This issuance qualified for exemption from registration because (i) the securities were sold to non-U.S. person in an offshore transaction (as defined under Regulation S); (ii) the Company did not use any directed selling efforts (as defined under Regulation S) in the United States; (iii) offering restrictions (as defined under Regulation S) were implemented by the Company; and (iv) the person received and will receive upon execution of any warrant “restricted securities” that include all applicable legends and are subject to resale limitations in accordance with Regulation S.

During the year ended December 31, 2010, the Company received funds for 1,835,556 units, at a price of $0.09 per unit, for total proceeds of $165,200. Each unit consists of one share of common stock and one common stock warrant. One warrant entitles the holder to purchase one additional common share at a price of $0.15 per share at any time for a period of twelve months from the date the units are issued. The units were issued to “accredited investors” as defined in Rule 501 of the Securities Act in reliance upon an exemption from registration under Regulation D of the Securities Act. These issuances qualified for exemption from registration because (i) the units were purchased by accredited investors only; (ii) we did not engage in any general solicitation or advertising to market the securities; (iii) each purchaser was provided the opportunity to ask questions and receive answers from us regarding the offering; and (iv) the investors received and will receive upon execution of any warrant “restricted securities” that include all applicable legends and are subject to resale limitations in accordance with Regulation S.

On December 22, 2010, the Company issued 1,111,108 units at a price of $0.09 per unit in full settlement of $100,000 owed with respect to certain outstanding debentures. Each unit consists of one common share and one share purchase warrant. One share purchase warrant entitles the holder to purchase one additional common share at a price of $0.15 for a period of twelve months from the date the units are issued. The units were issued to debenture holders in a private transaction under Section 4(2) of the Securities Act. These issuances qualified for this exemption from registration because (i) the debenture holders were accredited investors; (ii) the Company did not engage in any general solicitation or advertising to market the securities; (iii) the debenture holders were provided the opportunity to ask questions and receive answers from the Company regarding the Company and the issuance; (iv) the debenture holders had knowledge and experience in financial and business matters so that they are capable of evaluating the merits and risks of an investment in the Company; and (v) the debenture holders received and will receive upon execution of any warrant “restricted securities” that include all applicable legends and are subject to resale limitations in accordance with Regulation S.

On December 22, 2010, in connection with a settlement agreement, the Company issued 303,334 units at a price of $0.09 per unit in full settlement of $27,300 owed with respect to accounts payable. Each unit consists of one common share and one share purchase warrant. One share purchase warrant entitles the holder to purchase one additional common share at a price of $0.15 for a period of twelve months from the date the units are issued. The units were issued in a private transaction under Section 4(2) of the Securities Act. This issuance qualified for this exemption from registration because (i) the person was an accredited investor; (ii) the Company did not engage in any general solicitation or advertising to market the securities; (iii) the person was provided the opportunity to ask questions and receive answers from the Company regarding the Company and the issuance; (iv) the person had knowledge and experience in financial and business matters so that they are capable of evaluating the merits and risks of an investment in the Company; and (v) the person received and will receive upon execution of any warrant “restricted securities” that include all applicable legends and are subject to resale limitations in accordance with Regulation S.

Between October 1 and December 31, 2010, the Company issued 356,063 shares of common stock to a corporation controlled by a director of the Company for consulting fees in the amount of $116,658. The shares were issued as private transactions under Section 4(2) of the Securities Act. These issuances qualified for this exemption from registration because (i) the consultant is an accredited investor; (ii) the Company did not engage in any general solicitation or advertising to market the securities; (iii) the consultant was provided the opportunity to ask questions and receive answers from the Company regarding the issuance; (iv) the securities were issued to a person with knowledge and experience in financial and business matters so that he is capable of evaluating the merits and risks of an investment in the Company; and (v) the consultant received “restricted securities”.

Between October 1 and December 31, 2010, the Company issued a total of 231,208 shares of common stock for consulting fees in the amount of $37,228 to two consultants. The shares were issued in private transactions under Section 4(2) of the Securities Act. These issuances qualified for this exemption from registration because (i) each of the consultants was an accredited investor; (ii) the Company did not engage in any general solicitation or advertising to market the securities; (iii) the consultants were provided the opportunity to ask questions and receive answers from the Company regarding the issuance; (iv) the securities were issued to a persons with knowledge and experience in financial and business matters so that each of them was capable of evaluating the merits and risks of an investment in the Company; and (v) the consultants received “restricted securities”.

Between October 1 and December 31, 2010, the Company issued 251,739 shares of common stock to pay $37,500 of the amount due for investor relations consulting fees. The shares were issued to one consultant in private transactions under Section 4(2) of the Securities Act. These issuances qualified for this exemption from registration because (i) the consultant was an accredited investor; (ii) the Company did not engage in any general solicitation or advertising to market the securities; (iii) the consultant was provided the opportunity to ask questions and receive answers from the Company regarding the issuance; (iv) the securities were issued to a person with knowledge and experience in financial and business matters so that he was capable of evaluating the merits and risks of an investment in the Company; and (v) the consultant received “restricted securities”.

Between October 1 and December 31, 2010, in connection with seven settlement agreements, the Company issued 1,610,648 shares of common stock in full settlement of $155,347 to settle outstanding accounts payables. The shares were issued to vendors in private transactions under Section 4(2) of the Securities Act. These issuances qualified for this exemption from registration because (i) the vendors were accredited investors; (ii) the Company did not engage in any general solicitation or advertising to market the securities; (iii) the vendors were provided the opportunity to ask questions and receive answers from the Company regarding the Company and the issuance; (iv) the vendors had knowledge and experience in financial and business matters so that they are capable of evaluating the merits and risks of an investment in the Company; and (v) the vendors received “restricted securities”.

On November 22, 2010, we issued 1,350,000 warrants, valued at $149,000, in conjunction with an investor relations agreement. These warrants are exercisable at $0.09 per share and vested November 22, 2010. These warrants will expire on November 22, 2014. The warrants were issued to the consultant as a private transaction under Section 4(2) of the Securities Act. These issuances qualified for this exemption from registration because (i) the consultant is an accredited investor; (ii) the Company did not engage in any general solicitation or advertising to market the securities; (iii) the consultant was provided the opportunity to ask questions and receive answers from the Company regarding the issuance; (iv) the securities were issued to a person with knowledge and experience in financial and business matters so that he is capable of evaluating the merits and risks of an investment in the Company; and (v) the consultant will receive upon execution of any warrant “restricted securities”.

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

Overview

Company Background

During 2010, Wescorp Energy Inc. (referred to herein as “we”, “us”, “our”, “Wescorp”, “the Company” or “our Company”) completed its transition from a broad oil and gas technology incubator company to a clean water technology company. Wescorp holds three technologies: the H2Omaxx oil-water separation technology, the HCXT oil-solids technology, and a desalinization technology. For 2010 Wescorp focused on commercializing its key technology, the H2Omaxx, which significantly reduces hydrocarbon contaminated water treatment and disposal costs for oil and gas producers. The H2Omaxx also has applications to the marine (shipping) and other hydrocarbon industries.

During 2010, we operated primarily through three Subsidiary Business Units, or SBUs, including; (i) Total Fluid Solutions Inc. (“Total Fluid”), which holds the hydrocarbon rights to the H2Omaxx, rights to the HCXT and rights to the Makon technologies; (ii)Raider Chemical Corporation (“Raider”), and; (iii) Flowstar Technologies Inc. (“Flowstar”). We divested Flowstar on January 5, 2010 and discontinued operations of Raider in October, 2010. A short synopsis of each business unit and our recent business activities follows. Our corporate offices are located at Suite 400, 435 – 4th Avenue S.W., Calgary, Alberta, Canada T2P 3A8, and the telephone number there is (403) 206-3990. Our website is http://www.wescorpenergy.com.

In 2004 and 2005, the Company recorded its first operating revenue from the acquired operating businesses of Flowstar, Flowray and their affiliated companies.

Up until December 31, 2007, our sole source of revenue was from our subsidiary, Flowstar, which produced advanced natural gas and gas liquids measurement devices based on a proprietary electronic flow meters and advanced turbine measurement technology. On January 5, 2010, Flowstar was sold to a full-service engineering firm based in Calgary Alberta, Canada.

In January 2008, Wescorp commenced earning revenue from the sale of oilfield chemicals and related products from its Raider Chemical Corporation business unit.

Plan of Operation for the Next Twelve Months

Results for 2010 were not as strong as hoped due to the downturn in Canadian gas drilling and exploration. Management made the decision to sell off the Flowstar division and on January 5, 2010, it was sold to a full-service engineering firm based in Alberta, Canada. In addition, the Raider division has been discontinued in order that management may focus on commercialization of H2Omaxx technology.

Until a H2Omaxx unit sale or lease is finalized with a customer, there will be no revenue recognized from Total Fluid.

The Company as a whole has yet to reach profitability, and we experienced negative cash flows during the year ended December 31, 2010. If we continue to experience negative cash flows, then we will have to continue to fund our operations by the issuance of new equity and/or the assumption of debt. There is no assurance that we will be able to obtain the needed funding at a reasonable cost or at all.

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

Summary Financial Information – Fiscal Years 2009 – 2010 -Adjusted for Discontinued Operations

The following table sets forth selected financial data of the Company as of and for the years ended December 31, 2009 and 2010. The 2009 and 2010 results have been derived from the Company’s audited consolidated financial statements, which appear elsewhere in this Annual Report. The following unaudited summary financial information, in the opinion of management, has been prepared on the same basis as the audited financial statements and contains all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial condition and results of operations for such periods. The table sets forth, in U.S. dollars, the selected financial data as prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”).

The results for the periods presented are not necessarily indicative of the results that may be expected for any future period. The financial data should be read in conjunction with the Financial Statements of the Company and Notes thereto included elsewhere in our Form 10-K.

	Year ended December 31,
Statement of Operations	2010	2009
Revenue	$-	$104,152
Operating expenses	4,626,825	3,875,472
Loss from operations	(4,626,825)	(3,771,320)
Other loss	567,757	(2,253,924)
Loss from continuing operations	(4,059,068)	(6,025,244)
Loss from discontinued operations, net of tax	(431,070)	(1,052,176)
Net loss for the year	(4,490,138)	(7,077,420)
Weighted average shares	102,081,918	89,924,090
Outstanding
Loss from continuing operations per share	$(0.04)	$(0.07)
Loss from discontinued operations per share	$(0.00)	$(0.01)

	Year ended December 31,
Balance Sheet	2010	2009
Total assets	$485,221	$1,003,740
Current liabilities	9,682,294	10,550,353
Long term liabilities	-	1,663,422
Total stockholders deficit	(9,197,073)	(11,201,178)

Results from Operations – 2010 Compared to 2009 -Adjusted for Discontinued Operations

Revenues

Revenues decreased by $104,152, to $nil for the year ended December 31, 2010 from the year ended December 31, 2009. Revenue for the year ended December 31, 2009 related to the invoicing of mobilization and operating costs for the H2Omaxx unit while it was in Kansas plus an administration fee. No revenues were earned during the year ended December 31, 2010 as the H2Omaxx unit was only deployed at one site for demonstration purposes.

Expenses

Operating expenses for the year ended December 31, 2010 show an increase of $751,353 over 2009. The largest increases in our operating expenses were in wages stock based; consulting stock based; bad debts; equipment repairs and maintenance; advertising and investor relations; office; interest accreted on financial statements; legal and accounting; insurance; beneficial conversion interest, and travel as explained below.

During the year ended December 31, 2010, 7,291,937 options to purchase common shares pursuant to an employment agreement for an executive officer vested and were valued at $924,000. In the same period for 2009, 500,000 options to purchase common shares pursuant to an employment agreement for an executive officer vested and were valued at $197,100. Thus, the Company had an increase of $726,900 in stock-based wages during the year ended December 31, 2010 compared to the year ended December 31, 2009.

During the year ended December 31, 2010, 969,439 options to purchase common shares pursuant to a consulting services agreement with our Chief Financial Officer vested and were valued at $163,800. In the same period for 2009, no options to purchase common shares pursuant to consulting services agreements vested. Thus, the Company had an increase of $163,800 in stock-based consulting costs during the year ended December 31, 2010 when compared to the year ended December 31, 2009.

During the year ended December 31, 2010, it was determined that the receivable for the work done in Kansas in 2009 was unlikely to be collected. Accordingly this receivable was fully allowed for as a bad debt in the financial statements in 2010. Additional invoices relating to the sublet of office space were also questionable as to their collectability and were fully allowed for as bad debts during the year ended December 31, 2010. In the same period for 2009, no adjustments to receivable balances were required for uncollectable accounts. Thus, the Company had an increase of $120,237 in bad debts during the year ended December 31, 2010 when compared to the year ended December 31, 2009.

During the year ended December 31, 2010, expenses in the amount of $104,677 were incurred for repairs and maintenance to bring the H2Omaxx unit up to its original specifications.As this unit was still under development in the year ended December 31, 2009, no corresponding costs were incurred during that period.

Office expenses for the year ended December 31, 2010 were $307,174 compared to $226,542 for the year ended December 31, 2009. The increase of $80,632 is primarily a result of increased rent charges. Prior to the discontinuation of the operations of Flowstar, certain long-term leases and short-term rentals were being charged to that business unit. As not all the space under these contracts can be charged to sub-tenants, the excess previously allocated to that business unit is now being charged against continuing operations. In addition a new office in Houston was opened in July 2010. The average exchange rate for the Canadian dollar compared to the US dollar increased by approximately 10.4% .for the year ended December 31, 2010 compared to the same period in 2009. As almost all of the office expenses were incurred in Canadian dollars instead of US dollars, some additional costs were also incurred by the increase in the exchange rate for the Canadian dollar.

During the year in connection with prior extensions during 2008 and 2009 of certain of the Company’s obligations under its 14% Redeemable Convertible Secured Debentures and its 14% Redeemable Secured Debentures, the Company issued to the holders of the debentures warrants to purchase an aggregate of 1,100,000 shares of the Company’s common stock with an exercise price of $0.20 per share which are exercisable for a period of two years and warrants to purchase an aggregate of 100,000 shares of the Company’s common stock with an exercise price of $0.40 per share which are exercisable for a period of two years. These warrants were valued at $168,600, which resulted in interest accretion related to the warrants being charged to operations in the year ended December 31, 2010. During the year ended December 31, 2009, 600,000 new warrants valued at $108,900 were issued to debenture holders in exchange for their agreement to extend the due date of their debt instruments. The value of these warrants was charged to operations for the year ended December 31, 2009.

Legal and accounting costs for the year ended December 31, 2010, were $295,236, which was an increase of $41,868 compared to the corresponding period of 2009. The increase in 2010 is directly related to higher legal fees required for the disposition of the Flowstar business unit, review of the Cancen contract, issuance of warrants relating to debenture extensions, issuance of new debentures, matters related to Abuela and Epitithia Trusts, and for work involved with respect to the potential defaults in the licensing agreement for the intellectual property rights pertaining to the H2Omaxx unit.

Insurance expense for the year ended December 31, 2010, was $90,511 compared to $78,592 for the year ended December 31, 2009. The increase is due to higher premiums for our directors’ and officers’ liability insurance partially offset by a decrease in our comprehensive insurance premiums.

To account for the issuance of the Company’s $100,000 debentures which are convertible to shares in the Company at a price of $0.175 per share, a beneficial conversion feature of $6,360 was recorded as a charge to operations. No similar costs were incurred in the year ended December 31, 2009 as there were no financial instruments that required this charge during that period.

Travel expenses during the year ended December 31, 2010, increased by $3,750 versus the year ended December 31, 2009, a direct result of increased travel costs for senior executives of Wescorp. In addition, more presentations to potential investors in the US were done in the year ended December 31, 2010 compared to in the corresponding period in 2009. The costs associated with vehicle lease contracts were at higher amounts in the year ended December 31, 2010 than similar contracts in the year ended December 31, 2009. As a greater portion of the travel expenses in the current period were incurred in Canadian dollars instead of US dollars, some additional costs were incurred due to the increase in the exchange rate for the Canadian dollar. These increases were offset by a decrease in travel expenses for Total Fluid in the amount of $23,765 in the year ended December 31, 2010, versus the same period for 2009. This decrease in costs was directly related to the elimination of the travel incurred in 2009 to set up, and operate the H2Omaxx unit in Kansas. Travel costs for Total Fluid decreased to $61,911 in the year ended December 31, 2010 versus the $85,676 incurred in the same period for 2009.

The above increases were partially offset by decreases in research and development; depreciation and amortization; wages and benefits; stock-based advertising and investor relations; interest, finance, and bank charges; advertising and investor relations; consulting; and directors’ fees.

No costs for research and development of the H2Omaxx technology were incurred in the year ended December 31, 2010, compared to the $140,406 incurred in the year ended December 31, 2009. Additional expenses related to the H2Omaxx technology during the year ended December 31, 2010 were for repairs and maintenance to bring the unit up to its original specifications.

Depreciation and amortization expense for the year ended December 31, 2010 was $1,228 versus $140,987 for the year ended December 31, 2009, a decrease of $139,759. At December 31, 2009, the Company recorded an impairment in the value of the equipment used in the water remediation business unit in the amount of $381,706. This write-down was necessary as this equipment did not demonstrate that the sum of the expected undiscounted future cash flows for these assets would be greater than the carrying amount of the assets. Because the impaired assets were being depreciated during the year ended December 31, 2009, the corresponding expense for that period was higher than in 2010. In addition, the value of property and equipment, other than the equipment used in the water remediation business unit that was not fully depreciated at December 31, 2009, was higher than at December 31, 2010.

Wages and benefits decreased to $653,665 during the year ended December 31, 2010 versus $742,240 during the year ended December 31, 2009, a decrease of $88,575. Savings can be attributed to not replacing employees who left the Company and the Company’s decision to lay off certain employees. Offsetting these savings were costs related to terminating the employment contract of a senior executive during the year. In addition, as most of the employees are paid in Canadian dollars, the Company realized an increase in payroll costs due to the strengthening of the Canadian dollar when compared to the US dollar as described above.

During the year ended December 31, 2010, 125,000 options to purchase common shares pursuant to investor relations agreements vested and were valued at $35,600. In addition, 1,350,000 warrants to purchase common shares pursuant to an investor relations agreement were issued and were valued at $149,000. Therefore costs for stock-based advertising and investor relations totaled $184,600 for the year ended December 31, 2010. In the same period for 2009, 725,000 options to purchase common shares pursuant to investor relations agreements vested and were valued at $271,700. Thus, the Company had a decrease of $87,100 in stock-based advertising and investor relations costs during the year ended December 31, 2010 when compared to the year ended December 31, 2009.

We incurred interest, finance and bank charges of $382,541 for the year ended December 31, 2010 compared to $420,891 incurred during the year ended December 31, 2009. The settlement of the $2,250,000 principal balance of a debenture in exchange for 4,500,000 common shares of the Company on September 15, 2009, was the primary reason for the reduction in interest, finance, and bank charges. During the year ended December 31, 2010 the Company incurred a net increase of approximately $272,700 in interest bearing debt that reduced the savings gained from the settlement of the debenture described above.

Advertising and investor relations expenses decreased by $27,475 to $383,428 for the year ended December 31, 2010 versus $410,903 reported for the year ended December 31, 2009. This decrease is a direct result of the contracts for investor relations consulting services in the year ended December 31, 2010 were for lower amounts than the contracts that existed during the year ended December 31, 2009. In addition, presentations made to potential investors during the year ended December 31, 2010 were reduced when compared to the corresponding period of 2009. Offsetting these savings were costs incurred for website development in 2010 that were not incurred in 2009.

Consulting fees incurred in the year ended December 31, 2010 in the amount of $615,808 were $24,108 lower than the $639,916 incurred in the same period for 2009. This decrease is a direct result of the exercise of cashless warrants issued for consulting services that were valued at $136,850 during the year ended December 31, 2009. No similar transactions were incurred in the same period for 2010. In addition, under the terms of consulting contracts that existed at December 31, 2010, we were required to issue 1,191,344 common shares that were valued at $220,879 while under the terms of consulting contracts that existed at December 31, 2009 we were required to issue 850,000 common shares that were valued at $265,050. These decreases were partially offset by the costs associated with a settlement agreement with a former executive and director of the Company which resulted in an accrual of $119,200 being charged to consulting fees for the year ended December 31, 2010. In addition, consulting contracts that were utilized during the year ended December 31, 2010, which were for higher amounts than those that were utilized during the year ended December 31, 2009.

During the year ended December 31, 2010, the Company incurred $31,275 in directors’ fees compared to $53,992 for the same period in 2009. During the year ended December 31, 2010 the Company disposed of its interest in Vasjar. As a result no compensation was incurred for directors involved with Vasjar for a portion of the year ended December 31, 2010 when compared to the same period in 2009. In addition, lower costs for directors’ fees were incurred as a direct result of a decrease in the market price of Wescorp shares.

Other Income and Expenses

For the year ended December 31, 2010, other expenses have decreased by $2,821,681 from 2009. This decrease is the net result of the matters described below.

We did not deliver free-trading shares called for under Tranche 2, Stage Three of the agreement to acquire the outstanding shares of Vasjar, and we have accounted for certain penalty shares that may be due to the former Vasjar shareholders for each month that the shares are not delivered. This accounting resulted in other expense of $2,895,498 being recorded for the year ended December 31, 2010, (December 31, 2009 – $3,261,762) which reflects the increase in shares potentially needed to be delivered and the closing trading price of Wescorp shares as at December 31, 2010. We do not agree with the former Vasjar shareholders that they are entitled to all these shares, but we intend to account for the shares in this manner until the matter is resolved.

The foreign currency loss of $44,981 for the year ended December 31, 2010 is a direct result of the Canadian dollar being stronger than the U.S. dollar at December 31, 2010 when compared to December 31, 2009. Many payables are denominated in Canadian dollars and as that currency strengthens exchange losses result when payables are settled. The foreign currency loss of $110,471 for the year ended December 31, 2009 was a direct result of the Canadian dollar being stronger than the U.S. dollar at December 31, 2009 when compared to December 31, 2008.

The $36,023 loss on the settlement of debt incurred in the year ended December 31, 2010, is the result of the Company settling the principal balance of $259,065 in debentures in exchange for 1,325,000 common shares of the Company valued at $295,088. The gain on the settlement of debt in the amount of $1,522,515 incurred in the year ended December 31, 2009, is the result of two transactions. On September 16, 2009, a settlement agreement was reached with Ellycrack A/S. As part of this agreement net debt in the amount of $213,855 relating to payables and accrued liabilities was deemed to be paid for nil consideration and resulted in a gain on the settlement of debt. On September 15, 2009, the Company settled the $2,250,000 principal balance of a debenture in exchange for 4,500,000 common shares of the Company. At the date of this transaction the closing market price of these shares was $0.265 per share. The value of the shares at the settlement date was $1,192,500 and as a result a gain on the settlement of debt in the amount of $1,057,500 was realized during the period. In addition, the accrued interest on the $2,250,000 debenture in the amount of $512,260 was forgiven in exchange for 2,250,000 warrants which were valued at $261,100 which resulted in a gain of the settlement of debt in the amount of $251,160.

On September 25, 2010, the Company disposed of its 100% interest in Vasjar Trading Ltd. and its subsidiaries Penta Holdings Ltd., Flowstar International Inc., Quadra Products International Inc., and Flowstar Services Inc. This transaction was structured as a sale of the shares of Vasjar Trading Ltd. to an independent third party for $1. The purchaser has assumed all the liabilities of Vasjar Trading Ltd. and its subsidiaries. As a result of this transaction the Company has recorded a gain of $86,984 for the year ended December 31, 2010.

During the year ended December 31, 2010 it was determined that there was an impairment in the value of the Company’s investments in Tarblaster AS, and Eureka Oil AS in the amount of $29,592. This write down was necessary as management has not been able to obtain satisfactory evidence to support the carrying value of these investments.

On April 12, 2011, the Company entered into a liability release agreement with one of the former Vasjar shareholders. Under the terms of the agreement the Company has agreed to issue 980,000 un-restricted common shares and 4,020,000 restricted common shares to settle the claim made by the former Vasjar shareholder. In return the former Vasjar shareholder has released all claims against the Company. As a result of this agreement the Company has revalued the amount owing with respect to the agreement payable to this former Vasjar shareholder to $595,000 and recorded a gain on settlement of the agreement payable in the amount of $3,486,867 for the year ended December 31, 2010..

Another charge that contributed significantly to the “other expense” for the year ended December 31, 2009 was the impairment in the value of the equipment used in the water remediation business unit in the amount of $381,706. This write down was necessary as the equipment used in the water remediation business unit has not demonstrated that the sum of the expected undiscounted future cash flows for these assets is greater than the carrying amount of the assets. The impairment loss is measured as the excess of the carrying amount of the assets over the estimated fair value of the assets. No comparable expense was incurred in the year ended December 31, 2010.

During the year ended December 31, 2009, it was determined that the subscriptions receivable in the amount of $22,500 was not collectable. Accordingly this amount was written off and charged as an expense in the year ended December 31, 2009. No comparable expense was incurred in the year ended December 31, 2010.

Loss from Discontinued Operations

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

After taxes, the Company had a loss from discontinued operations of $431,070 in the year ended December 31, 2010 compared to a loss of $1,052,176 for the year ended December 31, 2009. The Company has reclassified the operating results of these business units as discontinued operations as they are material to the Company's consolidated financial statements.

Net Loss

The increase in the net loss for the year ended December 31, 2010 to $4,490,138 compared to a net loss of $7,077,420 for the same period during 2009 is primarily due to the net effect of the decrease in revenue of $104,152, the increase in operating expenses of $751,353, the decrease in other expenses of $2,587,282, and the decrease in the loss from discontinued operations of $621,106 as set forth above.

Liquidity and Capital Resources – 2010 Compared to 2009

From inception, we have been dependent on investment capital and debt financing as our primary sources of liquidity. Prior to our acquisition of Flowstar in 2004, we had not generated any revenue or income from our operations. We had an accumulated deficit at December 31, 2010 of $58,705,316.

Our cash position at December 31, 2010 increased to $430,549 from the $118,286 balance we had at December 31, 2009.

We used cash in operations of $1,943,907 in 2010 compared to $2,170,658 during 2009. Most of this amount relates to the operating loss adjusted for non-cash items totaling $2,858,277 for the year ended December 31, 2010 (2009 -$2,848,846). Changes in operating assets and liabilities are explained below.

We also had a net outflow of cash of $7,626 from investing activities for the year ended December 31, 2010, compared to a net outflow of cash of $2,950 for the year ended December 31, 2009. Cash of $6,846 was utilized to purchase plant and equipment (December 31, 2009 – $2,950). During the year ended December 31, 2010, the investment in two subsidiaries was disposed of resulting in the utilization of $780 of cash relating to this disposition.

The net cash used in operating and investing activities was funded with $1,849,990 from financing activities for the year ended December 31, 2010 (December 31, 2008 – $1,897,473). The cash flow from financing activities for the year ended December 31, 2010 was primarily a result of:

  The issuance of stock in the amount of consideration equal to $1,118,835, as compared to $939,231 for 2009;
  Proceeds received from a private placement prior to issuing shares in the amount of $358,472, as compared to $386,648 proceeds for 2009.

In the year ended December 31, 2010, we incurred debt of

  $238,616 from new notes payable, as compared to $671,594 received in 2009;
  $100,000 from convertible debentures, as compared to $nil received in 2009;
  $150,810 from a note payable owed to a corporation controlled by a director of Wescorp, as compared to $nil received in 2009;

During the year ended December 31, 2010, the Company had to repay debentures in the amount of $47,775 (2009 – $100,000). In the year ended December 31, 2010, the Company had to repay notes payable in the amount of $68,968 (2009 – $nil).

At the end of fiscal 2010, we had current assets totaling $478,375 compared to $927,696 at the end of fiscal 2009. This decrease is a direct result of decreases in accounts receivable and current assets of discontinued operations, offset by increases in cash, and minor increases in prepaid expenses. Accounts receivable balances have decreased due to management’s determination that they are unlikely to be collected. The current assets of discontinued operations reflect the write-down the specific assets related to their estimated fair value less cost to sell at December 30, 2010.

Our investment in equipment at the end of fiscal 2010 increased to $6,846 compared to $1,228 in 2009. This increase is primarily due to the impairment in the value of the equipment used in the water remediation business unit in the amount of $381,706 in the year ended December 31, 2009. In addition, the Company made acquired some office equipment in the year ended December 31, 2010.

The balance in equipment of discontinued operations at December 31, 2010 has decreased to $nil from the $45,224 at December 31, 2009 as these assets have been adjusted to their estimated fair value less cost to sell at December 31, 2010.

The decrease in investments to $nil at December 31, 2010 from the 2009 balance of $29,592 was a direct result of the impairment in the value of the investments in Tarblaster AS, and Eureka Oil.

The Company had $9,682,294 in current liabilities at the end of fiscal 2010 compared to $10,550,353 at the end of fiscal 2009. Additional penalties related to the penalty shares issuable pursuant to the Vasjar agreement in the amount of $2,895,498 are included in the balance for the agreement payable. The cumulative agreement payable at the end of fiscal 2010 is estimated at $4,081,867 and represents a non-financial obligation of the Company. The fair value of 400,000 of the original 800,000 shares owed for the agreement payable has been determined to be $112,000, a reduction of $120,000 from the amount included in the balance at December 31, 2009. Pursuant to the liability release agreement dated April 12, 2011, the Company has revalued the amount owing to one of the former Vasjar shareholders to under the agreement payable to $595,000 and recorded this amount in obligation to issue shares. As a result of this this transaction the Company has recorded a gain on the settlement of the agreement payable in the amount of $3,486,867. The cumulative agreement payable at the end of fiscal 2010 is estimated at $4,081,867 and represents a non-financial obligation of the Company. Accounts payable and accrued liabilities increased in the amount of $302,595, and the Company incurred a new notes payable owed to a corporation controlled by a director of the Company in the amount of $150,810. The net increase of the current liabilities of discontinued operations in the amount of $ 155,349 has also increased the balance of current liabilities. A total of $1,654,565 in notes payable became current in the year ended December 31, 2010. Also, an additional $169,648 in new notes payable net of note repayments was incurred during the year. During the current year, debentures in the amount of $217,213, convertible debentures in the amount of $90,000, and the related party note payable in the amount of $1,924,681 were repaid.

We had long-term liabilities of $nil at the end of fiscal 2010 compared to $1,654,565 at the end of fiscal 2009. This decrease is due to the balance of $1,654,565 in notes payable that became current during the current year.

OFF BALANCE SHEET ARRANGEMENTS

The Company does not have any off-balance sheet arrangements.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements required by this Item begin on Page F-1 of this Form 10-K, and include:

  the report of independent registered public accounting firm;
  consolidated balance sheets as of December 31, 2010 and 2009;
  consolidated statements of operations and comprehensive loss, stockholders' deficit and cash flows for the years ended December 31, 2010 and 2009; and
  notes to the consolidated financial statements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of Wescorp Energy Inc.

We have audited the accompanying consolidated balance sheets of Wescorp Energy Inc. (a development stage company) as of December 31, 2010 and 2009 and the related consolidated statements of operations and comprehensive loss, stockholders’ deficit and cash flows for the years ended December 31, 2010 and 2009. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position of Wescorp Energy Inc. as of December 31, 2010 and 2009 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has not generated significant revenues since inception, has incurred losses in developing its business, and further losses are anticipated. The Company requires additional funds to meet its obligations and the costs of its operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in this regard are described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ DMCL

DALE MATHESON CARR-HILTON LABONTE LLP
CHARTERED ACCOUNTANTS

Vancouver, Canada
April 11, 2011

WESCORP ENERGY INC.
CONSOLIDATED BALANCE SHEETS
(A Development Stage Company)

	December 31,	December 31,
	2010	2009
ASSETS
CURRENT ASSETS
Cash	$430,549	$118,286
Accounts receivable, net of allowance for doubtful accounts of $131,581 and $Nil, respectively	2,600	105,844
Prepaid expenses	15,069	12,900
Current assets of discontinued operations (Note 11)	30,157	690,666
TOTAL CURRENT ASSETS	478,375	927,696

EQUIPMENT, net	6,846	1,228

EQUIPMENT OF DISCONTINUED OPERATIONS, net (Note 11)	-	45,224

OTHER ASSETS
Investments (Note 3)	-	29,592

TOTAL ASSETS	$485,221	$1,003,740

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable	$754,220	$983,559
Accrued liabilities	1,241,579	709,645
Notes payable (Note 4)	2,490,428	545,855
Agreement payable (Note 5)	4,081,867	5,388,236
Due to related parties (Note 9)	369,084	2,026,078
Convertible debenture (Note 6)	-	90,000
Debentures payable (Note 6)	-	217,213
Current liabilities of discontinued operations (Note 11)	745,116	589,767
TOTAL CURRENT LIABILITIES	9,682,294	10,550,353

LONG-TERM LIABILITIES
Notes payable (Note 4)	-	1,537,688
Due to related parties (Note 9)	-	116,877
TOTAL LONG-TERM LIABILITIES	-	1,654,565

TOTAL LIABILITIES	9,682,294	12,204,918

COMMITMENTS AND CONTINGENCIES (Notes 1 and 8)

SUBSEQUENT EVENTS (NOTE 13)

STOCKHOLDERS' DEFICIT
Preferred stock, 50,000,000 shares authorized, $0.0001 par value; no shares issued (Note 7)
Common stock, 250,000,000 shares authorized, $0.0001
par value; 120,498,559 and 97,220,842 shares
issued and outstanding, respectively (Note 7)	12,052	9,722
Additional paid-in capital	48,132,686	41,800,107
Deferred compensation	(5,918)	(33,543)
Obligation to issue shares	1,177,780	1,153,290
Accumulated other comprehensive income	191,643	84,424
Accumulated deficit	(54,215,178)	(47,137,758)
Deficit accumulated in the development stage	(4,490,138)	(7,077,420)
TOTAL STOCKHOLDERS' DEFICIT	(9,197,073)	(11,201,178)

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT	$485,221	$1,003,740

The accompanying notes are an integral part of these consolidated financial statements.

WESCORP ENERGY INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(A Development Stage Company)

	Year Ended December 31,
	2010	2009

REVENUES	$-	$104,152

EXPENSES
Wages and benefits	653,665	742,240
Wages - stock based	924,000	197,100
Consulting	615,808	639,916
Consulting - stock based	163,800	-
Research and development	-	140,406
Office	307,174	226,542
Advertising and investor relations	383,428	410,903
Advertising and investor relations - stock based	184,600	271,700
Travel	193,685	189,935
Legal and accounting	295,236	253,368
Bad debts	120,237	-
Equipment repairs and maintenance	104,677	-
Insurance	90,511	78,592
Depreciation and amortization	1,228	140,987
Interest, finance and bank charges	382,541	420,891
Directors fees	31,275	53,992
Interest accreted on financial instruments	168,600	108,900
Beneficial conversion interest	6,360	-
TOTAL OPERATING EXPENSES	4,626,825	3,875,472

LOSS FROM OPERATIONS	(4,626,825)	(3,771,320)

OTHER INCOME (EXPENSE)
Penalty for late delivery of shares (Note 5)	(2,895,498)	(3,261,762)
Foreign currency loss	(44,981)	(110,471)
Gain (loss) on settlement of debt	(36,023)	1,522,515
Loss on impairment in value of equipment	-	(381,706)
Gain on disposal of subsidiaries (Note 12)	86,984	-
Loss on impairment in value of investment (Note 3)	(29,592)	-
Write down of subscriptions receivable	-	(22,500)
Gain on settlement of agreement payable (Note 13)	3,486,867	-
TOTAL OTHER INCOME (EXPENSE)	567,757	(2,253,924)

LOSS FROM CONTINUING OPERATIONS	(4,059,068)	(6,025,244)

LOSS FROM DISCONTINUED OPERATIONS, net of tax	(431,070)	(1,052,176)

NET LOSS	$(4,490,138)	$(7,077,420)

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation loss	(12,781)	(57,904)
Unrealized gain on financial instruments	120,000	64,000
	107,219	6,096

OTHER COMPREHENSIVE LOSS	$(4,382,919)	$(7,071,324)

LOSS FROM CONTINUING OPERATIONS BASIC AND DILUTED NET LOSS PER SHARE	$(0.04)	$(0.07)

LOSS FROM DISCONTINUED OPERATIONS BASIC AND DILUTED NET LOSS PER SHARE	$-	$(0.01)

WEIGHTED AVERAGE NUMBER COMMON SHARES OUTSTANDING - BASIC AND DILUTED	102,081,918	89,924,090

The accompanying notes are an integral part of these consolidated financial statements.

WESCORP ENERGY INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
(A Development Stage Company)

									Accumulated	Total
	Common Stock				Obligation			Deficit	Other	Stockholders'
	Number		Additional	Deferred	To Issue	Subscription	Accumulated	(Development	Comprehensive	Equity
	of Shares	Amount	Paid-in Capital	Compensation	Shares	Receivable	Deficit	Stage)	Income (Loss)	(Deficit)

Balance, December 31, 2008	88,152,557	$8,815	$38,745,266	$(57,418)	$355,126	$(22,500)	$(47,137,758)	$-	$78,328	$(8,030,141)
Common stock issued for private placement at $0.40 per unit	2,005,000	201	791,694	-	(77,664)	-	-	-	-	714,231
Common stock issued for private placement at $0.25 per unit	1,060,000	106	264,894	-	-	-	-	-	-	265,000
Common stock issued for consulting fees at $0.351 per share	400,000	40	140,360	-	-	-	-	-	-	140,400
Common stock issued for consulting fees at $0.342 per share	100,000	10	34,190	-	-	-	-	-	-	34,200
Common stock issued for consulting fees at $0.243 per share	50,000	5	12,145	-	-	-	-	-	-	12,150
Common stock issued for consulting fees at $0.261 per share	300,000	30	78,270	-	-	-	-	-	-	78,300
Common stock issued for consulting fees at $0.27 per share	150,000	15	40,485	-	(29,667)	-	-	-	-	10,833
Common stock issued for director's fees at $0.29 per share	50,000	5	14,495	(3,625)	-	-	-	-	-	10,875
Common stock issued to settle debt at $0.265 per share	4,500,000	450	1,192,050	-	-	-	-	-	-	1,192,500
Common stock issued to settle wages payable at $0.2475 per share	453,285	45	112,143	-	(112,188)	-	-	-	-
Amortization of deferred share compensation	-	-	-	27,500	-	-	-	-	-	27,500
Fair value of warrants attached to debt issued in year	-	-	108,900	-	-	-	-	-	-	108,900
Stock-based compensation	-	-	468,800	-	-	-	-	-	-	468,800
Proceeds received from exercise of warrants prior to issuance	-	-	-	-	206,350	-	-	-	-	206,350
Proceeds received from private placement prior to issuance	-	-	-	-	386,648	-	-	-	-	386,648
Financing fees on private placement	-	-	(464,685)	-	424,685	-	-	-	-	(40,000)
Gain on settlement of debt exchanged for warrants	-	-	261,100	-	-	-	-	-	-	261,100
Write down of subscriptions receivable	-	-	-	-	-	22,500	-	-	-	22,500
Foreign currency translation loss	-	-	-	-	-	-	-	-	(57,904)	(57,904)
Unrealized gain on adjustment of agreement payable to fair
market value	-	-	-	-	-	-	-	-	64,000	64,000
Net loss	-	-	-	-	-	-	(7,077,420)	-	-	(7,077,420)

Balance, December 31, 2009	97,220,842	9,722	41,800,107	(33,543)	1,153,290	-	(54,215,178)	-	84,424	(11,201,178)
Common stock issued at $0.40 per unit	1,157,213	116	462,769	-	(462,885)	-	-	-	-
Common stock issued at $0.25 per unit	1,586,588	159	381,757	-	(246,647)	-	-	-	-	135,269
Common stock issued at $0.09 per unit	11,297,668	1,130	1,012,172	-	-	-	-	-	-	1,013,302
Common stock issued for financing fees at $0.2295 per share	170,000	17	38,998	-	-	-	-	-	-	39,015
Common stock issued for consulting fees at $0.252 per share	200,000	20	50,380	-	-	-	-	-	-	50,400
Common stock issued for consulting fees at $0.20604 per share	91,058	9	18,753	-	-	-	-	-	-	18,762
Common stock issued for consulting fees at $0.18037 per share	108,445	11	19,549	-	-	-	-	-	-	19,560
Common stock issued for consulting fees at $0.16328 per share	116,695	12	19,042	-	-	-	-	-	-	19,054
Common stock issued for consulting fees at $0.16846 per share	118,435	12	19,940	-	-	-	-	-	-	19,952
Common stock issued for consulting fees at $0.17344 per share	111,979	11	19,411	-	-	-	-	-	-	19,422
Common stock issued for consulting fees at $0.15844 per share	125,649	13	19,895	-	-	-	-	-	-	19,908
Common stock issued for consulting fees at $0.18762 per share	25,535	3	4,788	-	-	-	-	-	-	4,791
Common stock issued for consulting fees at $0.18932 per share	62,340	6	11,796	-	-	-	-	-	-	11,802
Common stock issued for consulting fees at $0.149 per share	181,208	18	26,982	-	-	-	-	-	-	27,000
Common stock issued for consulting fees at $0.20456 per share	50,000	5	10,223	-	-	-	-	-	-	10,228
Common stock issued for consulting fees at $0.23 per share	152,173	15	34,985	-	-	-	-	-	-	35,000
Common stock issued for consulting fees at $0.125 per share	80,000	8	9,992	-	-	-	-	-	-	10,000
Common stock issued for consulting fees at $0.15 per share	150,000	15	22,485	-	-	-	-	-	-	22,500
Common stock issued to settle debt at $0.09 per share	1,111,108	111	99,889	-	-	-	-	-	-	100,000
Common stock issued to settle debt at $0.87 per share	2,212,277	221	1,924,460	-	-	-	-	-	-	1,924,681
Common stock issued to settle debt at $0.216 per share	500,000	50	107,950	-	-	-	-	-	-	108,000
Common stock issued to settle debt at $0.2295 per share	575,000	58	131,905	-	-	-	-	-	-	131,963
Common stock issued to settle debt at $0.2205 per share	250,000	25	55,100	-	-	-	-	-	-	55,125
Common stock issued to settle accounts payable at $0.18
per share	226,685	23	40,780	-	-	-	-	-	-	40,803
Common stock issued to settle accounts payable at $0.08811
per share	81,667	8	7,188	-	-	-	-	-	-	7,196
Common stock issued to settle accounts payable at $0.073995
per share	616,000	62	45,519	-	-	-	-	-	-	45,581
Common stock issued to settle accounts payable at $0.09
per share	989,630	99	88,968	-	-	-	-	-	-	89,067
Common stock issued to settle wages payable at $0.2295 per share	453,285	45	103,984	-	(94,107)	-	-	-	-	9,922
Common stock issued pursuant to terms of cashless warrant at
$0.28685 per share	477,079	48	136,802	-	(136,850)	-	-	-	-
Amortization of deferred share compensation	-	-	-	27,625	-	-	-	-	-	27,625
Fair value of warrants attached to debt issued in year	-	-	168,600	-	-	-	-	-	-	168,600
Stock-based compensation	-	-	1,272,400	-	-	-	-	-	-	1,272,400
Common stock to be issued to settle agreement payable	-	-	-	-	595,000	-	-	-	-	595,000
Proceeds received from private placement prior to issuance	-	-	-	-	369,979	-	-	-	-	369,979
Financing fees on private placement	-	-	(41,243)	-	-	-	-	-	-	(41,243)
Beneficial conversion interest	-	-	6,360	-	-	-	-	-	-	6,360
Foreign currency translation loss	-	-	-	-	-	-	-	-	(12,781)	(12,781)
Unrealized gain on adjustment of agreement payable to fair market value	-	-	-	-	-	-	-	-	120,000	120,000
Net loss	-	-	-	-	-	-	-	(3,876,548)	-	(3,876,548)
Balance, December 31, 2010	120,498,559	$12,052	$48,132,686	$(5,918)	$1,177,780	$-	$(54,215,178)	$(3,876,548)	$191,643	$(8,583,483)

The accompanying notes are an integral part of these consolidated financial statements.

WESCORP ENERGY INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(A Development Stage Company)

	Years Ended December 31,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,490,138)	$(7,077,420)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,228	140,987
Stock-based compensation	1,272,400	468,800
Interest accreted on financial instruments	168,600	108,900
Beneficial conversion interest	6,360	-
Gain on settlement of agreement payable	(3,486,867)	-
Gain on disposal of subsidiaries	(86,984)	-
Loss on impairment in value of investment	29,592	-
Loss on impairment in value of equipment	-	381,706
Fair value of common stock issued for services	337,316	286,758
Loss (gain) on forgiveness of debt	36,023	(1,522,515)
Amortization of deferred share compensation	27,625	27,500
Penalty for late delivery of shares	2,895,498	3,261,762
Write down of subscriptions receivable	-	22,500
Loss from discontinued operations	431,070	1,052,176
Changes in operating assets and liabilities:
Accounts receivable	103,244	(61,903)
Prepaid expenses	(2,169)	(3,850)
Accounts payable and accrued liabilities	813,295	743,941
Net cash used in operating activities	(1,943,907)	(2,170,658)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	(6,846)	(2,950)
Cash utililzed in disposition of subsidiaries	(780)	-
Net cash used in investing activities	(7,626)	(2,950)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on notes payable	(68,968)	-
Proceeds from notes payable	238,616	671,594
Proceeds from convertible debentures	100,000	-
Repayments on debentures payable	(47,775)	(100,000)
Increase in amounts due to related parties	150,810	-
Proceeds from issuance of common stock	1,118,835	939,231
Proceeds received from private placement	358,472	386,648
Net cash provided by financing activities	1,849,990	1,897,473
CASH FLOWS FROM (USED BY) DISCONTINUED OPERATIONS	434,665	(5,622)
Effect of exchange rates	(20,859)	(29,128)
Net increase (decrease) in cash	312,263	(310,885)
Cash, beginning of year	118,286	429,171
Cash, end of year	$430,549	$118,286
SUPPLEMENTAL CASH FLOW DISCLOSURES:
Cash paid for:
Interest	$89,465	$63,073
Income taxes	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

WESCORP ENERGY INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

	Years Ended December 31,
	2010	2009

NON+CASH INVESTING AND FINANCING ACTIVITIES:

Shares issued to settle accounts payable	$286,676	$112,188
Common stock issued to settle converitble debentures	$190,000	$1,192,500
Common stock issued to settle debentures payable	$264,988	$-
Common stock issued to settle debt	$1,924,681	$-
Private placement issuance costs	$59,462	$474,790

The accompanying notes are an integral part of these consolidated financial statements.

WESCORP ENERGY INC. (a development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010

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

Flowstar Technologies Inc. and Flowray Inc. (collectively called “Flowstar”) were involved in the development and marketing of products for the petroleum and gas industries. Flowstar generated revenues from the sale of electronic metering systems, related accessories, and service of the systems but did not realize profitable operations. On January 5, 2010, the Company discontinued its Flowstar operations and sold certain assets related to this business (See Note 11) and re-entered the development stage. Accordingly, the operations of Flowstar have been disclosed as discontinued operations for 2010 and 2009. See note 12 for disposal of the Company’s subsidiaries.

The Company was also in the business of cementing and stimulation of chemical products through its subsidiary Raider Chemical Corporation (“Raider”). In October, 2010, the Company discontinued its Raider operations (See Note 11). Accordingly, the operations of Raider have been disclosed as discontinued operations for 2010 and 2009.

Going Concern

These consolidated financial statements have been prepared under the assumption that the Company will continue on a going concern basis and that it will be able to realize assets and discharge liabilities in the normal course of business. As reported in the accompanying financial statements, the Company has an accumulated deficit of $58,705,316 and a working capital deficiency of $9,203,919 at December 31, 2010. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets in the event the Company cannot continue as a going concern.

The Company’s continuance as a going concern is dependent upon its ability to continue to raise financing to fund ongoing losses until the Company generates sufficient revenue to achieve profitable operations in the future. Management believes the Company will attain these goals by expanding its revenue base, seeking additional capital from new equity or debt securities offerings that will provide funds needed to increase liquidity, fund internal growth and fully implement its business plan. The Company’s continuance as a going concern is also dependent on the settlement of its debt obligations in default (See Note 9) and the Company’s penalty share obligation (See Note 5).

Through the next fiscal year, management estimates that significant additional funding is necessary to continue operations. The timing and amount of capital requirements, including the ability to raise capital, will depend on a number of factors, including demand for products and services and the availability of opportunities for international expansion through affiliations and other business relationships, and in particular settlement of obligations noted above.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

These consolidated financial statements and related notes are presented in accordance with U.S. generally accepted accounting principles (“GAAP”), and are expressed in United States dollars. These financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany transactions and balances have been eliminated upon consolidation.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting year. The Company regularly evaluates estimates and assumptions. The Company bases its estimates and assumptions on current facts, historical experience and various other factors it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected. The most significant estimates with regard to these financial statements relate to determining the fair value of financial instruments, stock-based transactions, agreement payable, and deferred income tax rates.

Concentration of Cash and Credit Risk

The Company maintains its cash in commercial accounts at major Canadian and U.S. financial institutions. At times, amounts maintained exceed Federal Deposit Insurance Corporation insured limits.

During the year ended December 31, 2009, sales to one customer accounted for 100% of revenue.

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

Revenue

The Company recognizes revenue when the customer has accepted delivery of the product, has agreed it meets their requirements, when no significant contractual obligations for completion remain, and collection is reasonably assured. Revenue is reported net of a provision for estimated product returns. All amounts billed to customers related to shipping and handling are classified as revenues.

Income Taxes

Income taxes are determined using the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using the enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes that date of enactment. In addition, a valuation allowance is established to reduce any deferred tax asset for which it is determined that it is more likely than not that some portion of the deferred tax asset will not be realized.

Earnings (Loss) per Share

Loss per share is computed by dividing net income available to common shareholders by the weighted average common shares outstanding for the period. Diluted loss per share reflects the potential dilution of securities that could share in the earnings of an entity similar to fully diluted earnings per share. Although there were common stock options and warrants outstanding at December 31, 2010 and 2009, they were not included in the calculation of diluted loss per share because they are anti-dilutive.

Stock-Based Compensation

The Company records compensation expense in the financial statements for share based payments using the Black-Scholes fair value method at the time of grant.

Fair Value of Financial Instruments

The estimated fair values for financial instruments are determined at discrete points in time based on relevant market information. These estimates involve uncertainties and cannot be determined with precision. The estimated fair value of cash, accounts receivable, accounts payable, agreement payable, notes payable, due to related parties and debentures approximates their carrying value due to their short-term nature, unless otherwise stated.

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

NOTE 3 – INVESTMENTS

The components of investments which are carried at cost at December 31, 2010 and 2009 were as follows:

	2010	2009
Eureka Oil AS	$-	$15,840
Tarblaster AS	-	13,752
	$-	$29,592

During the year ended December 31, 2010, the Company determined the above investments were fully impaired.

NOTE 4 – NOTES PAYABLE

	2010	2009
Notes payable – Non-interest bearing, unsecured, due on demand (a)	$-	$22,475
Note payable – Interest at 10.0%, unsecured, due on demand (b)	603,027	423,380
Note payable – Interest at 14.0%, unsecured, due September 15, 2011	320,723	-
Note payable – Interest at 10.0%, unsecured, due September 15, 2011 (b)	1,206,965	-
Note payable – Interest at 8.0%, unsecured, due on demand (d)	198,735	-
Note payable – Interest at 10.0%, unsecured, due on demand (e)	60,978	-
Note payable – Interest at 14.0%, unsecured, due on demand	100,000	100,000
	$2,490,428	$545,855

The following comprise the Company’s long-term notes payable at December 31, 2010 and 2009:

	2010	2009
Note payable – Interest at 14.0%, unsecured, due September 15, 2011	$-	$330,723
Note payable – Interest at 10.0%, unsecured, due September 15, 2011	-	1,206,965
	$-	$1,537,688

(a)	During the year ended 2010, the Company disposed of Flowstar which held these notes.

(b)	During the year ended December 31, 2010, the Company issued notes payable in the amount of $238,616 and repaid notes in the amount of $58,967.

(c)	During the year ended December 31, 2010, the Company repaid $10,000 of the note payable.

(d)	During the year ended December 31, 2010, the Company converted $218,735 in accounts payable owing to a vendor to a note payable, $20,000 of the note has been repaid as at December 31, 2010.

(e)	During the year ended December 31, 2010, the Company converted $60,978 in accounts payable owing to a vendor to a note payable.

Accrued interest relating to the notes payable of $288,696 has been included in accrued liabilities.

NOTE 5 – AGREEMENT PAYABLE

In connection with the acquisition of Flowstar, the Company concluded the acquisition of 100% of the outstanding shares of Vasjar Trading Ltd. (“Vasjar”), a British Virgin Islands company. The acquisition required the Company to issue 2,400,000 common shares, and an additional minimum 2,080,000 common shares issued over three years (480,000 on or before April 1, 2005, 800,000 on or before April 1, 2006, and 800,000 on or before April 1, 2007).

On April 1, 2007, the Company was not able to deliver 800,000 free-trading shares required under the purchase agreement to acquire Vasjar, and thus the Company is obligated to issue the former Vasjar shareholders an additional 10% penalty common shares of the Company, compounded monthly, for each month that the free-trading common shares are not delivered resulting in a charge to operations for the fair value of these penalty common shares. The Company and the former Vasjar shareholders disagree as to whether the number of shares that can be issued is limited by another provision of the agreement.

To date, no shares have been issued. The Company has been able to reach a mutually acceptable settlement with one of the former Vasjar shareholder on April 12, 2011 (See Note 13); however, the Company was not yet been able to reach an agreement with the other former Vasjar shareholder.

The penalty common shares resulted in a charge to operations of $2,895,498 for the year ended December 31, 2010 (2009-$3,261,762). As at December 31, 2010, the Company has recorded an estimated aggregate of 29,156,194 (2009: 18,580,124) in common shares valued at $4,081,867 (2009: $5,388,236) in relation to the penalty shares owing to the shareholder the Company has not reached a settlement with. The cumulative amount accrued for the obligation has been recorded based on the quoted market price at December 31, 2010 and 2009 multiplied by the aggregate share amount.

There is a measurement uncertainty as to the actual value of this obligation as it is impacted by the market price of the common shares. Accordingly, the actual loss from the Vasjar purchase agreement is contingent upon future events which cannot be reasonably measured at this time.

NOTE 6 – DEBENTURES

	2010	2009
Convertible debenture	$-	$90,000

On June 14, 2010, the Company issued 450,000 common shares to repay the principal balance owing on the convertible debenture and recorded a loss on debt settlement in the amount of $13,275.

On September 15, 2009, the Company settled the $2,250,000 convertible debenture in exchange for 4,500,000 common shares of the Company. The fair value of the shares issued was $1,192,500 and as a result there was a gain on the settlement of debt in the amount of $1,057,500. In addition, the convertible debenture holder agreed to waive the balance of accrued interest in the amount of $512,260 in exchange for 2,250,000 warrants of the Company. Each warrant allows the holder to purchase common shares of the Company at a price of $1.00 per share and expires September 15, 2012. The warrants have a fair value of $261,100. As a result of this transaction, a gain on the settlement of debt in the amount of $251,160 was recorded.

Debentures

	2010	2009
Debentures, Interest at 14%, denominated in CAD dollars	$-	$167,213
Debentures, Interest at 14%, denominated in US dollars	-	50,000
	$-	$217,213

On June 14, 2010, the Company issued 250,000 common shares to repay the principal balance owing of $50,000 on the debenture denominated in US dollars. As a result of this transaction the Company recorded a loss on the settlement of debt in the amount of $5,125.

On June 14, 2010, the Company issued 625,000 common shares to repay the principal balance of $119,438 (CAD $125,000) of debentures denominated in CAD dollars. As a result of this transaction the Company recorded a loss on the settlement of debt in the amount of $17,623.

During the year ended December 31, 2010 a debenture with a principal balance of $47,775 (CAD $50,000) was repaid with cash.

NOTE 7 – SHARE CAPITAL

Authorized

250,000,000 common shares and 50,000,000 preferred shares

Issued

As at December 31, 2010, the Company had issued 120,498,559 common shares.

Warrants

Changes in the number of warrants outstanding are summarized as follows:

	December 31,	December 31,
	2010	2009
Warrants, beginning	18,547,131	24,153,582
Granted	18,005,911	5,915,000
Expired	(10,207,131)	(11,521,451)
Warrants, ending	26,345,911	18,547,131

The weighted average life and weighted average exercise price of the warrants is 1.2 years and $0.47, respectively. The fair value of the warrants is calculated using Black-Scholes incorporating the following weighted average assumptions:

	2010	2009
Risk free interest rate	3.0%	3.0%
Expected dividend yield	Nil	Nil
Expected stock price volatility	89%	111%

Options

Changes in the number of stock options outstanding are summarized as follows:

	December 31,	December 31,
	2010	2009
Outstanding, beginning	5,300,281	7,070,286
Issued	11,394,796	2,150,000
Expired/Cancelled	(671,427)	(3,920,005)
Outstanding, ending	16,023,650	5,300,281

The weighted average remaining life and weighted average exercise price of the options is 3.9 years and $0.28, respectively. As at December 31, 2010, 12,640,230 options had vested. The 11,394,796 stock options granted during the year ended December 31, 2010 had a calculated fair value of $1,123,400.

The fair value of stock options was calculated using Black-Scholes incorporating the following weighted average assumptions:

	2010	2009
Risk free interest rate	3.0%	3.0%
Expected dividend yield	Nil	Nil
Expected stock price volatility	89%	111%

NOTE 8 – COMMITMENTS

Operating Leases

The Company has long-term leases relating to office, vehicles, and warehouse space. Annual future aggregate minimum payments under operating leases and commitments for the next five years are as follows:

2011	$378,120
2012	354,860
2013	252,680
2014	216,920
2015	59,250
$1,261,830

NOTE 9 - RELATED PARTY TRANSACTIONS

Summary of related party transactions as follows for the years ended December 31, 2010 and 2009:

	2010	2009
Current:
Due to Related Party (a)	$101,397	$101,397
Note Payable to Related Party (b)	150,810	-
Note Payable to Related Party Interest at 14%, unsecured, Due September 15, 2011 (c)	116,877	-
Related Party Note Payable, Interest at 0%, Due on demand, Unsecured	-	1,924,681
	369,084	2,026,078
Long-term:
Note Payable to Related Party Interest at 14%, unsecured, Due September 15, 2011 (c)	-	116,877
	$369,084	$2,142,955

(a)	As at December 31, 2010 and 2009, $101,397 is owed to a company controlled by a director of the Company. This amount bears no interest and is due on demand.

(b)

On June 23, 2010, the Company entered into an agreement under which the Company would receive $150,810 (CAD $150,000) from a company controlled by a director of the Company. The loan is structured as a promissory note that is secured by the inventory and receivables of Raider, bears interest at the rate of 16% per annum, and is due on demand. Accrued interest in the amount of $12,627 related to this note is included in accrued liabilities.

(c)

During the year ended December 31, 2009, $100,000 in principal and $16,877 in interest owing to a director of the Company was converted to a promissory note. This note is due September 15, 2011. Accrued interest in the amount of $21,160 related to this note is included in accrued liabilities

During the year ended December 31, 2010, the Company paid consulting fees in the amount of a$136,171 (CAD $140,000) (2009 - $Nil) to a company controlled by a director of the Company.

Related party transactions are recorded at the exchange amount being the amount of the consideration as agreed to by the parties.

NOTE 10 – INCOME TAXES

The provision for income taxes differs from the amount that would have resulted in applying the combined federal statutory tax rate as follows:

	2010	2009
Loss before discontinued operations	$(4,059,068)	$(6,025,244)
Statutory income tax rate	35%	35%
Expected in tax recovery at statutory income tax rates	$(1,420,674)	$(2,127,430)
Non-deductible expenses	388,498	1,287,954
Other reconciling items	42,000	15,075
Difference in foreign tax rates	53,960	114,037
Change in valuation allowance	936,216	710,364
Income tax recovery	$-	$-

Temporary differences that give rise to the following deferred income tax assets and liabilities are:

	December 31,	December 31,
	2010	2009
Deferred income tax assets (liabilities)
Canadian non-capital loss carryforwards	$437,104	$1,394,701
US net operating loss carryforwards	7.102,915	6,557,382
US reserves	337,346	379,346
Equipment, Canada	279,029	35,157
Equipment, US	-	(430)
	8,166,751	8,366,156
Valuation allowance	(8,166,751)	(8,366,156)
	$-	$-

The Company has the approximately $18,000,000 of US federal operating loss carry forwards that may be offset against future taxable income. These losses expire as follows:

2027	$15,000,000
2028	1,700,000
2029	1,300,000
$18,000,000

The Company also has approximately $1,700,000 of Canadian tax losses. The Canadian losses expire in the years from 2027 to 2030.

NOTE 11 – DISCONTINUED OPERATIONS

During fiscal 2009, the Company determined to leave the electronic metering business. On January 5, 2010, the Company sold a substantial portion of its assets related to the electronic metering business. The Company had operated its electronic metering systems business through its subsidiary Flowstar.

The Company also discontinued operations in its subsidiary Raider, as a result the Company has left the drilling related products and related services business.

The following table summaries the operating results of the discontinued operations for the years ended December 31, 2010 and 2009:

	2010	2009
Revenue	$1,266,302	$2,317,788
Cost of sales	794,618	1,762,044
	471,684	555,744
Expenses	902,754	1,607,920
Loss from discontinued operations	$(431,070)	$(1,052,176)

Included in the expenses above is a loss in the amount of $304,210 to write-down the specific assets related to this sale to their estimated fair value less cost to sell at December 31, 2009. In addition, Flowstar and Raider are in default in their building leases and as a result $613,590 in lease expense has been accrued in the financial statements as at December 31, 2010.

The following table sets forth the assets and liabilities of the discontinued operations.

	2010	2009
Accounts receivable, net of allowance for doubtful accounts	$11,448	$515,354
Inventories	10,441	120,711
Prepaid	8,268	54,601
Current assets of discontinued operations	30,157	690,666
Equipment of discontinued operations, net of accumulated depreciation	-	45,224
Total assets of discontinued operations	$30,157	$735,890

Accounts payable and accrued liabilities	$687,675	$525,991
Current portion of notes payable	57,441	63,776
Total liabilities of discontinued operations	$745,116	$589,767

NOTE 12 – DISPOSITION OF SUBSIDIARIES

On September 25, 2010, the Company disposed of its 100% interest in Vasjar and its subsidiaries Penta Holdings Ltd., Flowstar International Inc., Quadra Products International Inc., and Flowstar Services Inc for consideration of $1. The purchaser has assumed all the liabilities of Vasjar and its subsidiaries. As a result of this transaction the Company has recorded a gain of $86,984 during the year ending December 31, 2010.

NOTE 13 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date of issuance of these consolidated financial statements.

In January 2011, the Company acquired ten aerators to fulfill its contractual obligations with respect to the requirement to purchase aerators under a licensing agreement for certain intellectual property rights relating to the H2Omaxx technology. Each aerator was purchased at a cost of approximately $25,000.

On April 6, 2011, the Company entered into an agreement with Allied Holdings Group, Inc. (“Allied”) to pursue certification of the Company's H2Omaxx clean water technology for international maritime vessel operations. The Company will provide the H2Omaxx technology and technical support and Allied will focus on international and US certification for H2Omaxx as well as market development and funding. The joint venture, known as Wescorp Marine, Inc. will be a Delaware corporation owned 65% by the Company and 35% by Allied. Wescorp Marine Inc. will have the exclusive rights to develop the H2Omaxx technology.

On April 12, 2011, the Company entered into a liability release agreement with one of the former Vasjar shareholders. Under the terms of the agreement, the Company agreed to issue 980,000 free trading common shares and 4,020,000 restricted common shares to settle the claim made by the former Vasjar shareholder as described above in Note 5. In return the former Vasjar shareholder has released all claims against the Company. As a result of this agreement the Company has recorded a gain on settlement in the amount of $3,486,867 in the statement of operations and comprehensive loss for the year ended December 31, 2010. The estimated fair value of the shares to be issued under the agreement is $595,000 and is included in the balance of obligation to issue shares. The Company is to have all restrictions removed from the restricted shares within 14 months of this agreement. If such restrictions are not removed the Company is to pay a late penalty of $1,000 per day until such restrictions are removed up to a maximum of $20,000.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A (T). CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The management of the Company, under the supervision and with the participation of the Company’s Chief Executive Officer (principal executive officer) and Principal Accounting Officer (principal financial officer), conducted an evaluation of the Company’s “disclosure controls and procedures” (as defined in Exchange Act Rules 13a-15(e) or 15d-15(e)) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer (principal executive officer) and Principal Accounting Officer (principal financial officer) concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report in ensuring that material information required to be disclosed is included in the reports that we file with the Securities and Exchange Commission.

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

In order to evaluate the effectiveness of internal control over financial reporting as required by Section 404 of the Sarbanes-Oxley Act, management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework and criteria established in Internal Control – Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation. Based upon that evaluation, we have concluded that, as at December 31, 2010, internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as described below. This was due to deficiencies that existed in the design or operation of our internal control over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that the Company’s management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; (3) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and (4) ineffective controls over period end financial disclosure and reporting processes. An Audit committee chair, Mr. de Smedt, has been appointed. Our audit committee is being formed and will be operating in 2011.

The aforementioned material weaknesses were identified by the Company’s Chief Executive Officer and Principal Accounting Officer in connection with the audit of our financial statements as of December 31, 2010 and these findings were reported to our management and board of directors. Management of the Company believes that the material weaknesses set forth in (2), (3), and (4) above did not affect the Company’s financial results. However, management believes that the lack of a functioning audit committee can result in material deficiencies in the Company’s determination of its financial statements for future years.

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

Changes in Internal Control over Financial Reporting

There was no change in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the Company’s last fiscal quarter ended December 31, 2010 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

On April 12, 2011, the Company and Abuelo Trust (“Abuelo”) entered a Liability Release (the “Release”) pursuant to which Abuelo agreed to release the Company jointly and severally from any claims relating to the sale of the stock of Vasjar Trading Ltd. to the Company. Pursuant to the terms of the Release, the Company agreed to issue Abuelo an aggregate of 5,000,000 shares of restricted common stock (the “Release Shares”). The Company agreed to take steps to apply to the SEC to register 980,000 of the Release Shares after this annual report on Form 10-K is filed with the SEC.

The Release Shares were issued to Abuelo in a private transaction under Section 4(2) of the Securities Act. This issuance qualified for this exemption from registration because (i) Abuelo was an accredited investor; (ii) the Company did not engage in any general solicitation or advertising to market the Release Shares; (iii) Abuelo was provided the opportunity to ask questions and receive answers from the Company regarding the issuance; (iv) the Release Shares were issued to a person with knowledge and experience in financial and business matters so that it was capable of evaluating the merits and risks of an investment in the Company; and (v) Abuelo received “restricted securities.”

On April 13, 2011, Robert Nicolay resigned from his position as Chief Financial Officer of the Company.

On April 15, 2011, Ken James resigned from his position as a director of the Company.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The following table sets forth the names, ages, and positions of the current directors and executive officers of the Company. Each director shall serve as a director until he resigns or his successor is duly elected or appointed. A description of each individual’s business background follows.

Name	Age	Position
Doug Biles	65	Director, President and CEO
Robert Power	49	Director, Executive Chairman
Alfred Comeau	65	Director
Jos De Smedt	47	Director
Mark Norris	49	Director

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

Mr. Power brings corporate leadership and a broad range of experience in energy, environment, law, and business. Mr. Power was recently the Board Chair of EuroMax Resources (TSXV), and a board member of Adriana Resources (TSXV) and Board Chair and board member of Silk Road Resources (TSXV). He recently completed a 5 year term as Co-Chair of Blakes National Energy Law Group. Blakes is one of Canada’s oldest, largest, and most successful international law firms.

While practicing law, Mr. Power was ranked by the international periodical, Chambers Global in the number 1 tier of lawyers internationally, and is described as “an extraordinary manager and deal maker; he provides a brilliant mixture of business and legal advice”. Annually, Mr. Power was recognized in The Lexpert/American Lawyer Guide to the Leading 500 Lawyers in Canada, and is described by the National Post as a “globally respected” lawyer. The Lexpert-Thomson Findlaw Guide recognizes Mr. Power as one of the “Leading 100 Canada/US Cross-Border Corporate Lawyers in Canada” (2005).

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

Mr. Jos De Smedt

Mr. De Smedt has 25 years experience in the finance/accounting/auditing and management consulting industry, principally with Pricewaterhouse Coopers and subsequently with IBM Canada. In 2008 Mr. De Smedt joined CanAm Coal Corp. (TSXV) as Chief Financial Officer.

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

Audit Committee

On April 24, 2003, we adopted Terms of Reference and an Audit Committee Charter for our Company. At present our Audit Committee consists of the entire Board. Mr. de Smedt has been appointed the Chair of the Audit Committee. In 2011, we will increase the accountability of Management to the Audit Committee, which will be comprised of independent board members.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), requires the Company’s directors, executive officers and holders of more than 10% of the Company’s common stock to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company. The Company believes that during the year ended December 31, 2010, its officers, directors, and holders of more than 10% of the Company’s common stock complied with all Section 16(a) filing requirements. In making these statements, the Company has relied solely upon its review of copies of the Section 16(a) reports filed for the fiscal year ended December 31, 2010 on behalf of the Company’s directors, officers, and holders of more than 10% of the Company’s common stock; except Mr. Huber who is a holder of more than 10% of the Company’s common stock has yet to file Forms 3 & 4.

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth information with respect to the annual and long-term compensation for the last two fiscal years for our President and Chief Executive Officer and our other executive officers, including former executive officers and executive officers of our wholly owned and controlled subsidiaries during the fiscal years ended December 31, 2010, and 2008.

Summary Compensation Table

								Nonqualified
							Non-Equity	Deferred
Name and					Stock	Option	Incentive Plan	Compensation	All Other
Principal					Awards	Awards	Compensation	Earnings	Compensation	Total
Position	Year	Salary ($)	Bonus ($)		($)	($)(2)	($)	($)	($)	($)
Doug Biles, President, Chief Executive Officer (1)	2010	$176,431	$-	$	- $	-	$-	$-	$-	$169,146
	2009	$166,766	$-	$	- $	161,600	$-	$-	$-	$328,366

Robert Power, Executive Chairman	2010	$-	$-	$	- $	924,000	$-	$-	$-	$924,000
	2009	$-	$-	$	- $	-	$-	$-	$-	$-
Robert Nicolay, Chief Financial Officer	2010	$-	$-	$	- $	163,800	$-	$-	$-	$163,800
	2009	$-	$-	$	- $	-	$-	$-	$-	$-
Scott Shemwell, Chief Operating Officer	2010	$-	$-	$	- $	-	$-	$-	$-	$-
	2009	$96,000	$-	$	- $	-	$-	$-	$-	$96,000

(1)

Mr. Biles, President, and CEO received a salary for the period January 1, 2010 to December 31, 2010 in the amount of CAD $181,644, which was translated at an average rate of exchange for the period of 0.9713. He also received a salary for the period January 1, 2009 to December 31, 2009 in the amount of CAD $189,571, which was translated at an average rate of exchange for the period of 0.8797.

(2)	The estimated fair value of any option or common stock granted was determined in accordance with FASB ASC Topic 718.

Employment Agreement with our Chief Executive Officer

On September 7, 2007, we entered into an employment agreement with Douglas E. Biles (the “Biles Employment Agreement”), effective September 1, 2007. Pursuant to the Biles Employment Agreement, Mr. Biles will continue to be employed as our Chief Executive Officer for a two-year period commencing on September 1, 2007 and ending on August 31, 2009. The Biles Employment Agreement was automatically extended for a two-year period ending on August 31, 2011. The Biles Employment Agreement shall automatically be extended for a further two-year period unless Mr. Biles or the Company serves written notice at least ninety days prior to the end of the original two-year period. Mr. Biles will be entitled to a gross annual salary of CAD $180,000 or such other amount as shall from time to time be agreed upon between the parties.

In connection with the Biles Employment Agreement, the Corporation also agreed to execute a stock option agreement granting Mr. Biles 1,200,000 shares of Wescorp options, of which 400,000 options vested immediately upon execution of the Biles Employment Agreement, and 400,000 options will vest on the first and second anniversary dates of the Biles Employment Agreement. The exercise price of these options is $0.501 per share, which was the closing market price of the shares on the NASD Over the Counter Bulletin Board as of September 7, 2007. These options shall expire five years following the vesting date.

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

Employment agreement with our Executive Chair of the Board

On September 24, 2010, Wescorp Energy, Inc. ("Wescorp") entered into an Employment Agreement (the "Agreement") with Robert G. Power ("Power") for Power to serve as Executive Chairman of Wescorp. As Executive Chairman, Mr. Power will be responsible for the overall governance of Wescorp, and will share, with the Chief Executive Officer, responsibility for management, strategy, partner and license identification, relationship development, and technology licensing agreements.

The term of the Agreement is four years from its effective date of January 1, 2010, with an automatic three-year extension unless either party provides a termination notice at least 90 days prior to the end of the four-year term. The annual base compensation is CAD$300,000, which Power may elect, for each year, to be paid in cash or in options to purchase Wescorp common stock. On the date of entering into the Agreement (September 24, 2010), Power elected to be paid in stock options for 2010. The number of options is calculated as the cash amount multiplied by three, and then divided by the exercise price of the options. Except for 2010, the exercise price for the options being paid in lieu of cash salary is the volume-weighted, actual trading price (the "VWAP") for Wescorp common stock on December 20 of the year prior to the year for which the election is being made. For 2010, the date of election and the date for determining the exercise price is September 24, 2010, which is the date on which the Agreement was entered into. For 2011 and each subsequent year during the term, the election shall be made on or before December 20 of the year prior to the year for which the election is made, and the exercise price of the options will be the VWAP for such December 20. If December 20 is not a stock market trading day, then the election and the establishment of the exercise price for the option will occur and be based on the VWAP on the first stock market trading day subsequent to December 20. The options will be fully vested on the date of determination of the exercise price, and they will expire five years from the date on which they vest.

Power, together with the Chief Executive Officer and the Chief Financial Officer of Wescorp, is entitled to participate in the Wescorp Executive Bonus Pool (the "Bonus Pool"). The Bonus Pool is ten percent of the pre-tax profit for each fiscal year of Wescorp. The Agreement provides that Power will be entitled to not less than 35% of the amount of the Bonus Pool for each full fiscal year during which the Agreement is in effect. A Bonus Pool payment, if available, shall be made to Power on or before the date of filing of Wescorp's Form 10-K with the SEC, following the year for which the payment is being made. To the extent that Wescorp's Board Of Directors determines, acting reasonably, that Wescorp's cash position does not reasonably justify paying all or part of the Bonus Pool payments, those payments will be deferred until the Board determines, acting reasonably, that it is appropriate for Wescorp to make the payment. Wescorp does not anticipate that a pre-tax profit will occur in 2010 so that there will not be any amounts in the Bonus Pool for 2010.

Also as part of the compensation, Power was entitled to receive a one-time incentive payment of $150,000 on or before January 1, 2011. Power could elect to receive this payment in cash, shares of Wescorp common stock, or options to purchase shares of Wescorp common stock. He chose cash, which had not been paid as of April 14, 2011.

Outstanding Equity Awards

DECEMBER 31, 2010 OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END TABLE

	Option Awards					Stock Awards
								Equity
								Incentive
								Plan	Equity
								Awards:	Incentive
			Equity					Number	Plan
			Incentive			Number		of	Awards:
			Plan			of	Market	Unearned	Market or
			Awards:			Shares	Value of	Shares,	Payout Value
	Number of	Number of	Number of			or	Shares or	Units	of Unearned
	Securities	Securities	Securities			Units of	Units of	or Other	Shares, Units
	Underlying	Underlying	Underlying			Stock	Stock	Rights	or Other
	Unexercised	Unexercised	Unexercised	Option		That	That	That	Rights That
	Options	Options	Unearned	Exercise	Option	Have Not	Have Not	Have Not	Have Not
	(#)	(#)	Options	Price	Expiration	Vested	Vested	Vested	Vested
Name	Exercisable	Unexercisable	(#)	($)	Date	(#)	($)	(#)	($)
Doug Biles	68,182	-	-	0.44	31-Mar-11	-	-	-	-
Doug Biles	65,217	-	-	0.46	30-Jun-11	-	-	-	-
Doug Biles	45,455	-	-	0.44	30-Sep-11	-	-	-	-
Doug Biles	400,000	-	-	0.50	30-Sep-12	-	-	-	-
Doug Biles	400,000	-	-	0.50	30-Sep-13	-	-	-	-
Doug Biles	400,000	-	-	0.50	30-Sep-14	-	-	-	-
Robert Power	7,291,937	-	-	0.188	24-Sep-15	-	-	-	-
Robert Power	-	1,316,710	-	0.188	24-Sep-16	-	-	-	-
Robert Power	-	1,316,710	-	0.188	24-Sep-17	-	-	-	-
Robert Nicolay	969,439	-	-	0.24	26-May-15	-	-	-	-
Robert Nicolay	-	250,000	-	0.24	26-May-16	-	-	-	-
Robert Nicolay	-	250,000	-	0.24	26-May-17	-	-	-	-

Compensation of Directors

DECEMBER 31, 2010 DIRECTOR COMPENSATION TABLE

						Change
						in Pension
						Value and
	Fees					Nonqualified
	Earned or				Non-Equity	Deferred
	Paid in	Stock		Option	Incentive Plan	Compensation	All Other
	Cash	Awards		Awards	Compensation	Earnings	Compensation	Total
Name	($)	($)(1)		($)(1)	($)	($)	($)	($)
Alfred Comeau	-	$136,171	(2)	-	-	-	$-	$136,171
Robert Nicolay (3)	-	$3,625		163,800	-	-	$-	$167,425
Doug Biles (4)	-	$-		-	-	-	$-	$-
Mark Norris	-	$49,200		-	-	-	$-	$49,200
Robert Power	-	$-		924,000	-	-	$-	$924,000
Jos de Smedt	-	$-		-	-	-	$-	$-
Ken James	-	$-		-	-	-	$-	$-

(1)	Amounts set forth in this column reflect the amounts expensed by the Company in the year, pursuant to FAS 123R.
(2)

Alfred Comeau received CAD $140,000 in consulting fees, translated at an average rate of exchange for each month the services were performed for the Company, in the fiscal year ended December 31, 2010.

(3)	Robert Nicolay had 1,469,439 total options outstanding at the year-end, 969,439 of which were vested.
(4)	Doug Biles had 1,378,854 total options outstanding at the year-end, all of which were vested.
(5)	Robert Power had 9,925,357 total options outstanding at the year-end, 7,291,937 of which were vested.

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

Pension and Retirement Plans

Currently, we do not offer any annuity, pension, or retirement benefits to be paid to any of our officers, directors, or employees, in the event of retirement. Except as discussed above with respect to our employment agreements, there are also no compensatory plans or arrangements with respect to any individual named above that result or will result from the resignation, retirement or any other termination of employment with our Company, or from a change in the control of our Company.

Director Independence

Our common stock trades on the OTC Bulletin Board. As such, we are not currently subject to corporate governance standards of listed companies, which require, among other things, that a majority of the board of directors be independent. The Board affirmatively determines the independence of each Director and nominee for election as a Director; however, the Board has not yet adopted an independence standard or policy. The Board is currently investigating the different policies and intends to adopt an independence policy in the near future. At this time, the Board has determined that each of the following non-employee Directors is independent and has no relationship with the Company, except as a Director and stockholder of the Company: Ken James, and Jos de Smedt.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information, as of April 8, 2011 with respect to any person (including any “group”, as that term is used in Section 13(d)(3) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) who is known to the Company to be the beneficial owner of more than five percent (5%) of any class of the Company’s voting securities, and as to those shares of the Company’s equity securities beneficially owned by each director, executive officer and all directors and executive officers as a group. Unless otherwise specified in the table below, such information, other than information with respect to the directors and officers of the Company, is based on a review of statements filed, with the Securities and Exchange Commission (the “Commission”) pursuant to Sections 13 (d), 13 (f), and 13 (g) of the Exchange Act with respect to the Company’s Common Stock. As of April 8, 2011, there were 122,362,558 shares of Common Stock outstanding.

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

The table also shows the number of shares beneficially owned as of April 8, 2011 by each of the individual directors and executive officers and by all directors and executive officers as a group. All options and warrants are convertible into shares of common stock.

Beneficial Ownership Table
(Officers & Directors)
		Amount and Nature of	% of Class
Name and address	Principal Position	Beneficial Owner
Doug Biles (1) (2)	President & CEO, Director	1,796,185	1.36%
Alfred Comeau (1)	Director	5,659,538	4.27%
Mark Norris (1)	Director	400,000	0.30%
Robert Power (1) (5)	Executive Chair	7,291,937	5.50%
Robert Nicolay (1) (6) (7)	CFO	1,669,439	1.26%
	Officers and Directors as a Group (1) (2)	16,817,099	12.69%
Jack Huber (8) 255 Westridge Road Edmonton, Alberta T5T 1C2 Canada		14,694,712	11.09%

J&T Bank And Trust, Inc., as trustee for Abuelo Trust and Epitihia Trust	18,601,491	13.20%
Park Avenue Tower
65 East 55th Street
New York, New York 10022 (3) (4)

(1)	The address for all of our Directors and Officers is Suite 400, 435 – 4th Avenue S.W., Calgary, Alberta, Canada T2P 3A8.
(2)	The amount includes 1,378,854 of options to purchase common shares granted to Mr. Biles and exercisable within 60 days of April 8, 2011.
(3)

Epitihia Trust and Abuelo Trust have voting power over 13,601,491 and 5,000,000 shares, respectively. As the trustee of both Abuelo and Epitihia, J&T Bank And Trust, Inc. may be deemed to beneficially own the 18,601,491 shares beneficially owned in the aggregate by Abuelo and Epitihia.

(4)

Information concerning ownership of Epitihia Trust obtained solely from a Schedule 13D/A dated April 8, 2010. Although the Company acknowledges that J&T Bank And Trust, Inc. beneficially owns more than 5%, the Company believes that the Schedule 13D/A dated April 8, 2010 does not accurately reflect the beneficial ownership of Epitihia Trust, Abuelo Trust and J&T Bank And Trust, Inc. as the trustee of Abuelo and Epitihia. The Company also believes that the disputed shares have not been issued to Epitihia Trust, Abuelo Trust or J&T Bank And Trust, Inc., as trustee.

(5)	The amount includes 7,291,937 of options to purchase common shares granted to Mr. Power and exercisable within 60 days of April 8, 2011.
(6)	The amount includes 1,219,439 of options to purchase common shares granted to Mr. Nicolay and exercisable within 60 days of April 8, 2011.
(7)	Mr. Nicolay resigned from the Board on April 13, 2011.
(8)	The amount includes 10,559,295 of common shares not yet issued to Mr. Huber as at April 8, 2011.

Equity Compensation Plan Information

	Number of securities to be	Weighted average	Number of securities
Plan Category	issued on exercise of	exercise price of	remaining available
	outstanding options,	outstanding options,	for future issuance
	warrants and rights	warrants and rights

Equity compensation plans approved by security holders	None	None	None
Equity compensation plans not approved by security holders	38,986,141 (1) (2) (3)	$0.41 per share	N/A
Total	38,986,141 (1) (2) (3)	$0.41 per share	N/A

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

In connection with the Biles Employment Agreement, the Corporation also agreed to execute a stock option agreement granting Mr. Biles 1,200,000 options, of which 400,000 options vested immediately upon execution of the Biles Employment Agreement, and 400,000 options will vest on the first and second anniversary dates of the Biles Employment Agreement. The exercise price of these options is $0.501 per share, which was the closing market price of the shares on the “Over The Counter Bulletin Board” as of September 7, 2007. These options shall expire five years following the vesting date.

(2)	Robert Power

On September 24, 2010, Wescorp Energy, Inc. ("Wescorp") entered into an Employment Agreement (the "Agreement") with Robert G. Power ("Power") for Power to serve as Executive Chairman of Wescorp. As Executive Chairman, Mr. Power will be responsible for the overall governance of Wescorp, and will share, with the Chief Executive Officer, responsibility for management, strategy, partner and license identification, relationship development, and technology licensing agreements.

The term of the Agreement is four years from its effective date of January 1, 2010, with an automatic three-year extension unless either party provides a termination notice at least 90 days prior to the end of the four-year term. The annual base compensation is CAD$300,000, which Power may elect, for each year, to be paid in cash or in options to purchase Wescorp common stock. Given the early stage of the Company, on the date of entering into the Agreement (September 24, 2010), Power elected to be paid in stock options for 2010. The number of options is calculated as the cash amount multiplied by three, and then divided by the exercise price of the options. Except for 2010, the exercise price for the options being paid in lieu of cash salary is the volume-weighted, actual trading price (the "VWAP") for Wescorp common stock on December 20 of the year prior to the year for which the election is being made. For 2010, the date of election and the date for determining the exercise price is September 24, 2010, which is the date on which the Agreement was entered into. For 2011 and each subsequent year during the term, the election shall be made on or before December 20 of the year prior to the year for which the election is made, and the exercise price of the options will be the VWAP for such December 20. If December 20 is not a stock market trading day, then the election and the establishment of the exercise price for the option will occur and be based on the VWAP on the first stock market trading day subsequent to December 20. The options will be fully vested on the date of determination of the exercise price, and they will expire five years from the date on which they vest.

Power, together with the Chief Executive Officer and the Chief Financial Officer of Wescorp, is entitled to participate in the Wescorp Executive Bonus Pool (the "Bonus Pool"). The Bonus Pool is ten percent of the pre-tax profit for each fiscal year of Wescorp. The Agreement provides that Power will be entitled to not less than 35% of the amount of the Bonus Pool for each full fiscal year during which the Agreement is in effect. A Bonus Pool payment, if available, shall be made to Power on or before the date of filing of Wescorp's Form 10-K with the SEC, following the year for which the payment is being made. To the extent that Wescorp's Board Of Directors determines, acting reasonably, that Wescorp's cash position does not reasonably justify paying all or part of the Bonus Pool payments, those payments will be deferred until the Board determines, acting reasonably, that it is appropriate for Wescorp to make the payment. Wescorp does not anticipate that a pre-tax profit will occur in 2010 so that there will not be any amounts in the Bonus Pool for 2010.

Also as part of the compensation, Power will receive a one-time incentive payment of $150,000 on or before January 1, 2011. Power may receive this payment in cash, shares of Wescorp common stock, or options to purchase shares of Wescorp common stock, at the election of Power. If Power chooses options, the options shall be issued on December 31, 2010, with an exercise price equal to the VWAP for Wescorp common stock on the last market trading day on or before December 31, 2010. In the case of shares of common stock, the shares will be calculated with a price equal to the VWAP for Wescorp common stock on the last market trading day on or before December 31, 2010.

(3)	Robert Nicolay

Effective May 27, 2010, Wescorp Energy, Inc. (“Wescorp”) entered into an Agreement for Services (the “Contract”) with Aurora Borealis Management, an Alberta corporation (“Aurora Borealis”), which is 100% owned by Robert Nicolay ("Nicolay"), a member of the Company’s Board of Directors. Pursuant to the Contract, Nicolay, as an employee of Aurora Borealis, will serve as Wescorp’s Prime Financial Consultant acting as Chief Financial Officer on a part-time basis beginning on May 27, 2010 and continuing through May 26, 2012 (the “Term”) unless the Contract is otherwise terminated by one of the parties. Aurora Borealis shall be paid a base annual retainer in the amount of Forty Thousand ($40,000.00) Dollars (the “Annual Retainer”) which may be taken as either cash payable monthly directly to Aurora Borealis on the last day of each month during the Term of the Contract, or fully vested warrants for common shares of Wescorp priced and issued at the time of executing the Contract and on the anniversary of the Contract, provided, that if Aurora Borealis chooses to take its compensation in the form of warrants rather than cash, the number of warrants shall be calculated as the cash amount multiplied by three, and then divided by the exercise price of the warrants, with the exercise price to be the VWAP for Wescorp common stock on the applicable May 27, or if May 27 is not a market trading day, then the VWAP for the last trading day prior to May 27.

As of the execution date of the Contract and on the anniversary thereof, Wescorp shall issue to Aurora Borealis warrants to purchase one million (1,000,000) shares of Wescorp’s common stock, with an exercise price equal to the market closing price of Wescorp common shares on their respective dates of issuance anniversary of the Term, as applicable, which Warrants shall expire five years from their respective issuance dates and vest according to the following schedule:

50% vesting immediately,
25% vesting on the first anniversary of the grant date, and

25% vesting on the second anniversary of the grant date.

Aurora Borealis, together with the Executive Chair and the Chief Executive Officer of Wescorp, also is entitled to participate in the Wescorp Executive Bonus Pool (the "Bonus Pool"). The Bonus Pool is ten percent of the pre-tax profit for each fiscal year of Wescorp. The Contract provides that Aurora Borealis will be entitled to not less than 20% of the amount of the Bonus Pool for each full fiscal year during which the Contract is in effect. A Bonus Pool payment, if available, shall be made to Aurora Borealis on or before the date of filing of Wescorp's Form 10-K with the SEC, following the year for which the payment is being made. To the extent that Wescorp's Board Of Directors determines, acting reasonably, that Wescorp's cash position does not reasonably justify paying all or part of the Bonus Pool payments, those payments will be deferred until the Board determines, acting reasonably, that it is appropriate for Wescorp to make the payment. Wescorp does not anticipate that a pre-tax profit will occur in 2010 so that there will not be any amounts in the Bonus Pool for 2010.

To the extent that, during the time that the Contract is in effect, Wescorp issues any equity or convertible debt or equity for consideration other than services as defined in the Agreement, Aurora Borealis shall be granted to options to purchase 0.949 percent of the amount of securities so issued as follows:

(i)

with respect to the issuance solely of common or preferred stock, Aurora Borealis will receive options to purchase 0.949 percent of the amount of securities so issued. The exercise price of the options will be the VWAP for Wescorp common stock on the closing date of the new issuance. The options will vest immediately and will expire five years after the date of the closing in which the securities are issued;

(ii)

with respect to the issuance of options, warrants, convertible notes, convertible debentures or other convertible securities (collectively, the "Convertibles"), Aurora Borealis will receive options to purchase 0.949 percent of the number of securities into which the Convertibles are convertible, provided that the options so received by Aurora Borealis will not vest or otherwise become exercisable unless, until and only to the proportionate extent that the originally issued Convertibles have been exercised or converted. The exercise price of these options will be the VWAP for Wescorp common stock on the date of closing of the issuance of the Convertibles, and the options will have an exercise period equal to the exercise or conversion period of the respective specific Convertible to which each option relates. This respective exercise period for each option will begin on the date of vesting for that option; and

(iii)

with respect to the issuance of any shares of common or preferred stock that are issued as part of an issuance of Convertibles, Aurora Borealis will receive options to purchase 0.949 percent of the amount of common and/or preferred shares so issued. The exercise price of these options will be the VWAP for Wescorp common stock on the date of the issuance, and the options will expire after a period equal to the length of the exercise period for the Convertibles that were issued in the transaction. These options will vest immediately.

Prior to entering into the Agreement, Aurora Borealis on May 26, 2010 was granted immediately exercisable warrants to purchase 469,439 shares of Wescorp common stock at an exercise price of $0.24 per share in addition to warrants to purchase 1,000,000 shares of Wescorp common stock at an exercise price of $0.24 per share of which 50% vested immediately, 25% vest on May 26, 2011 and 25% vest on May 26, 2012. These warrants satisfy Wescorp's obligations for the Annual Retainer for the first year of the Agreement. The VWAP for Wescorp common stock on May 26, 2010 was $0.24 per share.

The above does not include shares to be issued in conjunction with the Vasjar, or acquisitions (See Business), although said parties or affiliates may also act as service providers after said acquisitions are affected. Also not included are conversions of debt for shares by persons who were service providers for other than goods or services.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Related Person Transactions

The Company has entered into a month-to-month agreement with 788691 Alberta Ltd., (“788691”) under which 788691 provides consulting services to the Company at a rate of $20,000 per month. 788691 is a private company beneficially owned and controlled by Alfred Comeau, a director of the Company.

On June 23, 2010, the Company entered into an agreement with 788691, under which 788691 would lend the Company approximately $150,810 (CAD $150,000). The loan is structured as a promissory note that is secured by the inventory and receivables of Raider, bears interest at the rate of 16% per annum, and is due on demand.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

On March 21, 2011, management engaged Dale Matheson Carr-Hilton LaBonte Chartered Accountants (“DMCL”) to serve as the Company's independent registered public accountants for the fiscal year ending December 31, 2010.

The aggregate fees billed by the firm for each of the last two fiscal years for professional services rendered by the Company's principal accountants for the years indicated have been:

		AUDIT-
		RELATED
	AUDIT FEES	FEES	TAX FEES	ALL OTHER FEES
2009	$120,160	$-	$-	$-
2010	$114,000	$-	$-	$-
	(estimated)

The only services performed by our auditors have been for audit services and review of filings where such review is required. Audit fees for 2009 and 2010 include services provided by DMCL for the review of the filings for the 10-Qs for those years. We do not intend to utilize our current auditors for certain tax-related services in 2011.

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

3.2	Amended and Restated Bylaws (Incorporated by reference to the Company’s Annual Report on Form 8-K filed with the Commission on April 15, 2010, File No. 000- 30095.)

4.1	Form of Common Stock Purchase Warrant dated March 15, 2005. (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on March 21, 2005, File No. 000- 30095.)

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

4.8	Form of Warrant issued to Non-United States Residents (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on February 20, 2008.)

4.9	Form of Warrant (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on May 7, 2010.)

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

10.8	Agreement between Ellycrack AS and Wescorp Energy Inc. effective as of September 16, 2010. (Incorporated by reference to Form 8-K filed on October 9, 2010.)

14.1	Code of Ethics (Incorporated by reference to the Company’s Annual Report on Form 10-KSB filed with the Commission on April 11, 2007, File No. 000-30095.)

21.1	Schedule of Subsidiaries of the Company (Incorporated by reference to the Company’s Annual Report on Form 10- KSB filed with the Commission on May 15, 2008, File No. 000-30095.)

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 *	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Filed herewith.

** Management contracts or compensatory plans or arrangements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WESCORP ENERGY INC.
By: /s/ Douglas Biles
Douglas Biles, Chief Executive Officer and Director
Date: April 15, 2011

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Blaine Miciak
Blaine Miciak, Controller
Date: April 15, 2011

By: /s/ Alfred Comeau
Alfred Comeau, Director
Date: April 15, 2011

By: /s/ Jos de Smedt
Jos de Smedt Director
Date: April 15, 2011

By: /s/ Mark Norris
Mark Norris, Director
Date: April 15, 2011

By: /s/ Robert Power
Robert Power, Director Executive Chairman
Date: April 15, 2011

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

3.2	Amended and Restated Bylaws (Incorporated by reference to the Company’s Annual Report on Form 8-K filed with the Commission on April 15, 2010, File No. 000- 30095.)

4.1	Form of Common Stock Purchase Warrant dated March 15, 2005. (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on March 21, 2005, File No. 000- 30095.)

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

4.8	Form of Warrant issued to Non-United States Residents (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on February 20, 2008.)

4.9	Form of Warrant (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on May 7, 2010.)

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

10.8	Agreement between Ellycrack AS and Wescorp Energy Inc. effective as of September 16, 2010. (Incorporated by reference to Form 8-K filed on October 9, 2010.)

14.1	Code of Ethics (Incorporated by reference to the Company’s Annual Report on Form 10-KSB filed with the Commission on April 11, 2007, File No. 000-30095.)

21.1	Schedule of Subsidiaries of the Company (Incorporated by reference to the Company’s Annual Report on Form 10- KSB filed with the Commission on May 15, 2008, File No. 000-30095.)

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 *	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.

**	Management contracts or compensatory plans or arrangements.