Form 10-Q
period 2011-03-31
WESCORP ENERGY INC
filed 2011-05-23
CIK 1069489

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2011

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

(403) 206 - 3990
(Registrant’s telephone number, including area code)

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

Large accelerated filer ____	Accelerated filer ____
Non-accelerated filer____(Do not check if a smaller reporting company)	Smaller reporting company X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

Number of shares outstanding of the registrant’s class of common stock as of May 19, 2011 was 127,362,558.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

THIS QUARTERLY REPORT ON FORM 10-Q CONTAINS PREDICTIONS, PROJECTIONS AND OTHER STATEMENTS ABOUT THE FUTURE THAT ARE INTENDED TO BE “FORWARD- LOOKING STATEMENTS” (COLLECTIVELY, “FORWARD-LOOKING STATEMENTS”). FORWARD-LOOKING STATEMENTS INVOLVE RISKS AND UNCERTAINTIES. A NUMBER OF IMPORTANT FACTORS COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE IN THE FORWARD- LOOKING STATEMENTS. IN ASSESSING FORWARD-LOOKING STATEMENTS CONTAINED IN THIS QUARTERLY REPORT ON FORM 10-Q, READERS ARE URGED TO READ CAREFULLY ALL CAUTIONARY STATEMENTS – INCLUDING THOSE CONTAINED IN OTHER SECTIONS OF THIS QUARTERLY REPORT AND OF OUR ANNUAL REPORT ON FORM 10-K FOR 2010. AMONG THOSE RISKS AND UNCERTAINTIES ARE THE FOLLOWING RISKS:

  there may not be adequate capital to fund our business;
  our water remediation technologies may not receive sufficient market demand or be commercially successful;
  our water remediation technology may be replaced in the market by a more technically advanced process;
  we may not be able to adequately protect our intellectual property, which may affect the realizable value of our investment;
  sales of Raider Chemical product, and the resulting revenues, have ceased;
  our primary customers are in energy-related industries, which tend to be cyclical and therefore any downturns in these cyclical industries could adversely affect our operations;
  the energy-related industry that we service is heavily regulated (including CO2 related issues), and the costs associated with such regulated industries increase the costs of doing business;
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

Any of the factors listed above and other factors contained in this Quarterly Report could cause our actual results to differ materially from the results implied by these or any other forward-looking statements made by us or on our behalf. We cannot assure you that our future results will meet our expectations. Additional statements concerning important factors that could cause actual results to differ materially from our expectations are disclosed in the “Risk Factors” section and elsewhere in our 2011 Annual Report on Form 10-K. In addition, the words “believe,” “may”, “will”, “when”, “estimate”, “continue”, “anticipate”, “intend”, “expect” and similar expressions, as they relate to the Company, our business or our management, are intended to identify forward-looking statements. All written and oral forward-looking statements attributable to us or persons acting on our behalf subsequent to the date of this Quarterly Report are expressly qualified in their entirety by all risks and uncertainties disclosed in our filings with the Securities and Exchange Commission (the “SEC”), all of which are accessible on the SEC’s website at http://www.sec.gov.

Our forward-looking statements speak only as of the date made.

CURRENCIES

All amounts expressed herein are in U.S. dollars unless otherwise indicated.

Wescorp Energy Inc.

REPORT ON FORM 10-Q

FOR THE PERIOD ENDED MARCH 31, 2011

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

WESCORP ENERGY INC.
CONSOLIDATED BALANCE SHEETS
(A Development Stage Company)

	March 31,
	2011	December 31,
	(Unaudited)	2010
ASSETS
CURRENT ASSETS
Cash	$18,497	$430,549
Accounts receivable, net of allowance for doubtful accounts of $136,717 and $131,581, respectively	1,312	2,600
Prepaid expenses	15,330	15,069
Current assets of discontinued operations	29,646	30,157
TOTAL CURRENT ASSETS	64,785	478,375

EQUIPMENT, net	6,508	6,846
TOTAL ASSETS	$71,293	$485,221

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable	$785,170	$754,220
Accrued liabilities	1,462,050	1,241,579
Notes payable	2,506,121	2,490,428
Agreement payable	4,268,758	4,081,867
Due to related parties	372,624	369,084
Current liabilities of discontinued operations	747,238	745,116
TOTAL CURRENT LIABILITIES	10,141,961	9,682,294

STOCKHOLDERS' DEFICIT
Preferred stock, 50,000,000 shares authorized, $0.0001 par value; no shares issued
Common stock, 250,000,000 shares authorized, $0.0001 par value; 122,362,588 and 120,498,559 shares issued and outstanding, respectively	12,237	12,052
Additional paid-in capital	48,348,377	48,132,686
Deferred compensation	-	(5,918)
Obligation to issue shares	1,417,860	1,177,780
Accumulated other comprehensive income	185,445	191,643
Accumulated deficit	(54,215,178)	(54,215,178)
Deficit accumulated in the development stage	(5,819,409)	(4,490,138)
TOTAL STOCKHOLDERS' DEFICIT	(10,070,668)	(9,197,073)

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT	$71,293	$485,221

The accompanying notes are an integral part of these consolidated financial statements.

WESCORP ENERGY INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(A Development Stage Company)
(Unaudited)

			Cumulative
			Results From
			January 1, 2010
	Three Months Ended March 31,		to
	2011	2010	March 31, 2010

EXPENSES
Wages and benefits	$339,760	$171,101	993,425
Wages - stock based	-	-	924,000
Consulting	162,772	49,052	778,580
Consulting - stock based	-	-	163,800
Office	67,550	71,281	374,724
Advertising and investor relations	81,260	94,657	464,688
Advertising and investor relations - stock based	-	-	184,600
Travel	45,788	52,990	239,473
Legal and accounting	19,986	64,426	315,222
Bad debts	4,492	-	124,729
Equipment repairs and maintenance	271,059	22,918	375,736
Insurance	19,963	26,788	110,474
Depreciation and amortization	338	559	1,566
Interest, finance and bank charges	76,591	72,968	459,132
Directors fees	5,918	10,243	37,193
Interest accreted on financial instruments	-	-	168,600
Beneficial conversion interest	-	-	6,360
TOTAL OPERATING EXPENSES	1,095,477	636,983	5,722,302

LOSS FROM OPERATIONS	(1,095,477)	(636,983)	(5,722,302)

OTHER INCOME (EXPENSE)
Penalty for late delivery of shares	(198,891)	130,906	(3,094,389)
Foreign currency loss	(19,743)	(21,709)	(64,724)
Loss on settlement of debt	(9,248)	-	(45,271)
Gain on disposal of subsidiaries	-	-	86,984
Loss on impairment in value of investment	-	-	(29,592)
Gain on settlement of agreement payable (Note 13)	-	-	3,486,867
TOTAL OTHER INCOME (EXPENSE)	(227,882)	109,197	339,875

LOSS FROM CONTINUING OPERATIONS	(1,323,359)	(527,786)	(5,382,427)

INCOME (LOSS) FROM DISCONTINUED OPERATIONS, net of tax	(5,912)	108,290	(436,982)

NET LOSS	(1,329,271)	(419,496)	(5,819,409)

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation loss	(18,198)	(2,712)	(30,979)
Unrealized gain on financial instruments	12,000	48,000	132,000
	(6,198)	45,288	101,021

COMPREHENSIVE LOSS	$(1,335,469)	$(374,208)	$(5,718,388)

LOSS FROM CONTINUING OPERATIONS BASIC AND DILUTED NET LOSS PER SHARE	$(0.01)	$(0.01)

LOSS FROM DISCONTINUED OPERATIONS BASIC AND DILUTED NET LOSS PER SHARE	$0.00	$0.00

WEIGHTED AVERAGE NUMBER COMMON SHARES OUTSTANDING - BASIC AND DILUTED	121,389,798	97,265,286

The accompanying notes are an integral part of these consolidated financial statements.

WESCORP ENERGY INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(A Development Stage Company)
(Unaudited)

			Cumulative
			Results From
			January 1, 2010
	Three Months Ended March 31,		to
	2011	2010	March 31, 2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,329,271)	$(419,496)	$(5,819,409)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	338	559	1,566
Stock-based compensation	-	-	1,272,400
Interest accreted on financial instruments	-	-	168,600
Beneficial conversion interest	-	-	6,360
Gain on settlement of agreement payable	-	-	(3,486,867)
Gain on disposal of subsidiaries	-	-	(86,984)
Loss on impairment in value of investment	-	-	29,592
Fair value of common stock issued for services	-		337,316
Loss (gain) on forgiveness of debt	9,248	-	45,271
Amortization of deferred share compensation	5,918	9,543	33,543
Penalty for late delivery of shares	198,891	(130,906)	3,094,389
Loss (income) from discontinued operations	5,912	(108,290)	436,982
Changes in operating assets and liabilities:
Accounts receivable	1,288	(6,017)	104,532
Prepaid expenses	(261)	(3,618)	(2,430)
Accounts payable and accrued liabilities	458,240	186,924	1,271,535
Net cash used in operating activities	(649,697)	(471,301)	(2,593,604)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	-	-	(6,846)
Cash utililzed in disposition of subsidiaries	-	-	(780)
Net cash used in investing activities	-	-	(7,626)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on notes payable	(9,702)	-	(78,670)
Proceeds from notes payable	25,395	210,401	264,011
Proceeds from convertible debentures	-	-	100,000
Repayments on debentures payable	-	-	(47,775)
Increase in amounts due to related parties	-	-	150,810
Proceeds from issuance of common stock	-	-	1,126,658
Private placement issuance costs	-	(7,823)	(7,823)
Proceeds received from private placement	240,080	-	598,552
Net cash provided by financing activities	255,773	202,578	2,105,763
CASH FLOWS FROM (USED BY) DISCONTINUED OPERATIONS	(8,764)	255,011	425,901
Effect of exchange rates	(9,364)	(644)	(30,223)
Net increase (decrease) in cash	(412,052)	(14,356)	(99,789)
Cash, beginning of period	430,549	118,286	118,286
Cash, end of period	$18,497	$103,930	$18,497
SUPPLEMENTAL CASH FLOW DISCLOSURES:
Cash paid for:
Interest	$3,127	$5,794	$92,592
Income taxes	$-	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

WESCORP ENERGY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
March 31, 2011

NOTE 1 – BASIS OF PRESENTATION

These unaudited interim consolidated financial statements do not include all information and footnotes required by US GAAP for complete financial statement disclosure. However, except as disclosed herein, there have been no material changes in the information contained in the notes to the audited consolidated financial statements for the year ended December 31, 2010, included in the Company’s Form 10-K, which was filed with the Securities and Exchange Commission. These unaudited interim consolidated financial statements should be read in conjunction with the audited financial statements included in the Form 10-K. In the opinion of management, all adjustments considered necessary for fair presentation and consisting solely of normal recurring adjustments have been made. Operating results for the three months ended March 31, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011.

Recent Accounting Pronouncements

The Company has reviewed recently issued accounting pronouncements and plans to adopt those that are applicable to it. It does not expect the adoption of these pronouncements to have a material impact on its financial position, results of operations or cash flows.

NOTE 2 – AGREEMENT PAYABLE

In connection with the acquisition of Flowstar, the Company concluded the acquisition of 100% of the outstanding shares of Vasjar Trading Ltd. (“Vasjar”), a British Virgin Islands company. The acquisition required the Company to issue 2,400,000 free-trading common shares, and an additional minimum 2,080,000 common shares issued over three years (480,000 on or before April 1, 2005, 800,000 on or before April 1, 2006, and 800,000 on or before April 1, 2007).

On April 1, 2007, the Company was not able to deliver 800,000 free-trading shares required under the purchase agreement to acquire Vasjar, and thus the Company is obligated to issue the former Vasjar shareholders an additional 10% penalty common shares of the Company, compounded monthly, for each month that the free-trading common shares are not delivered resulting in a charge to operations for the fair value of these penalty common shares. The Company and the former Vasjar shareholders disagree as to whether the number of shares that can be issued is limited by another provision of the agreement. To date, no shares have been issued. The Company has been able to reach a mutually acceptable settlement with one of the former Vasjar shareholder on April 12, 2011 (See Note 4); however, the Company was not yet been able to reach an agreement with the other former Vasjar shareholder.

The penalty common shares resulted in a charge to operations of $198,891 for the three months ended March 31, 2010 (2009 other income - $130,906). As at March 31, 2011, the Company has recorded an estimated aggregate of 38,806,894 in common shares valued at $4,268,758 in relation to the penalty shares owing to the shareholder the Company has not reached a settlement with. The cumulative amount accrued for the obligation has been recorded based on the quoted market price at March 31, 2011 multiplied by the aggregate share amount.

There is a measurement uncertainty as to the actual value of this obligation as it is impacted by the market price of the common shares. Accordingly, the actual loss from the Vasjar purchase agreement is contingent upon future events which cannot be reasonably measured at this time.

On April 12, 2011, the Company entered into a liability release agreement with one of the former Vasjar shareholders. Under the terms of the agreement, the Company agreed to issue 980,000 free trading common shares and 4,020,000 restricted common shares to settle the claim made by the former Vasjar shareholder as described above in Note 5. In return the former Vasjar shareholder has released all claims against the Company. The estimated fair value of the shares to be issued under the agreement is $595,000 and is included in the balance of obligation to issue shares. The Company is to have all restrictions removed from the restricted shares within 14 months of this agreement. If such restrictions are not removed the Company is to pay a late penalty of $1,000 per day until such restrictions are removed up to a maximum of $20,000

.NOTE 3 – DISCONTINUED OPERATIONS

During fiscal 2009, the Company determined to leave the electronic metering business. On January 5, 2010, the Company sold a substantial portion of its assets related to the electronic metering business. The Company had operated its electronic metering systems business through its subsidiary Flowstar.

The Company also discontinued operations in its subsidiary Raider, as a result the Company has left the drilling related products and services business.

The following table summarizes the operating results of the discontinued operations for the quarters ended March 31, 2011 and 2010 (unaudited):

	2011	2010
Revenue	$-	$542,793
Cost of sales	-	354,412
	-	188,381
Expenses	5,912	80,091
Income (loss) from discontinued operations	$(5,912)	$108,290

The following table sets forth the assets and liabilities of the discontinued operations.

	March 31,
	2011	December 31,
	(unaudited)	2010
Accounts receivable	$11,448	$11,448
Inventories	10,686	10,441
Prepaids	7,512	8,268
Total assets of discontinued operations	$29,646	$30,157

Accounts payable and accrued liabilities	$688,449	$687,675
Current portion of notes payable	58,789	57,441
Total liabilities of discontinued operations	$747,238	$745,116

NOTE 4 – SUBSEQUENT EVENT

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

The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q. This discussion contains forward-looking statements reflecting our current expectations and estimates and assumptions concerning events and financial trends that may affect our future operating results or financial position. Actual results and the timing of events may differ materially from those contained in these forward-looking statements due to a number of factors, including those discussed in the “Cautionary Note Regarding Forward-Looking Statements” set forth above.

Unless the context warrants otherwise, Wescorp Energy Inc., including it subsidiaries, is referred to herein as “we”, “us”, “our”, “Wescorp”, “the Company” or “our Company”.

Overview

Wescorp Energy Inc. is a clean water technology company. Wescorp holds three technologies: the H2Omaxx oil-water separation technology, the HCXT oil-solids technology, and a desalinization technology. During the first three months of 2011 Wescorp focused on commercializing its key technology, the H2Omaxx, which significantly reduces hydrocarbon-contaminated  water-treatment and disposal costs for oil and gas producers. The H2Omaxx also has applications to the marine (shipping) and other industries which use hydrocarbons.

During the first three months of 2011, we operated primarily through one Strategic Business Unit, or SBU; Total Fluid Solutions Inc. (“Total Fluid”), which holds non-exclusive rights to utilize, with respect to hydrocarbons, H2Omaxx and HCXT.

Our corporate offices are located at Suite 400, 435 – 4th Avenue S.W., Calgary, Alberta, Canada T2P 3A8, and our telephone number there is (403) 206-3990. Our website is http://www.wescorpenergy.com.

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

On December 18, 2007, Wescorp Technologies Ltd, our wholly-owned subsidiary, executed and closed an Asset Purchase Agreement with FEP Services, Inc. (“FEP”), pursuant to which Wescorp Technologies acquired certain non-exclusive rights to three different water remediation technologies and assets that we used to create two new business units - Total Fluid Solutions Inc. (“Total Fluid”) and Raider Chemical Corporation (“Raider”). The three technologies address, respectively, remediating three separate contaminates in oilfield water as the result of the exploration for, and production of, oil and gas, in particular, solids and hydrocarbon:

a.

Total Fluid – Our wholly owned subsidiary, Total Fluid Solutions Inc., owns non-exclusive rights to the use of the H2 Omaxx oil-water separation technology with regard to hydrocarbons. The original aerator patents used in the H2 Omaxx technology have expired, however Process Patents covering the H2 Omaxx have been applied for in the United States and Canada. We also have non-exclusive rights to the HCXT solids-oil separation technology that is not patented, but is held as a trade secret. With these technologies, we hope to be able to remediate two of the main contaminates (solids, hydrocarbon) in oilfield water as the result of exploration for, and production of, oil and gas.

The H2 Omaxx uses a unique aeration process that is expected to reduce the hydrocarbon content from the conventional 5,000 to 30,000 parts per million range to less than 10 parts per million. The H2 Omaxx can remove hydrocarbon contaminants and ultra small solids from industrial water, often without the need for chemicals, filters, heat, or long-term gravity storage. The H2 Omaxx technology has a wide potential for various oil and gas water uses, both onshore and offshore.

The HCXT technology for the removal of solids from oilfield water uses a proprietary, environmentally friendly, chemical process to separate drilling solids from the water and hydrocarbon mixtures, which are found in the water as a result of drilling oil or gas wells. The solids are cleaned to a standard that allows them to be used in construction.

The third technology, which is designed to remove salt from the oilfield water, uses a low-energy process of flash distillation to separate the salts from the water. However, our management has halted development of this technology until the H2 Omaxx and HCXT technologies achieve commercial success, of which there is no assurance.

We intend to use these technologies independently or in conjunction with each other or other water remediation technologies in order to address the critical water issues facing the oil and gas industry today.

b.

Raider – Our wholly owned subsidiary, Raider Chemical Corporation, designed and manufactured specialized chemicals used in the cementing and stimulation services area, within the oil and gas industry. In October, 2010, we closed the operations of this business unit in order to focus on the H2 Omaxx technology.

The Company has yet to reach profitability. During the first quarter ended March 31, 2011, we experienced negative cash flows. If we continue to experience negative cash flows, then we will have to continue to fund our operations by the issuance of new equity and/or the assumption of debt. There can be no assurance that we will be successful in these regards, which would significantly affect our ability to execute our business plan. Management is seeking new capital, as discussed below.

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

Our current and future opportunities for success depend, to a great extent, on the continued employment of and performance by senior management and key personnel. As we continue to grow, the demands and skill sets of our senior management will change. We intend to hire, as needed, new executives with the skill sets and experience required to enhance those areas which require specialized expertise. There is no assurance that we will be able to hire new executives with the appropriate skill sets and experience at a reasonable price, or at all.

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

In consideration of the purchase of all the outstanding shares of Vasjar from its two shareholder entities - Abuelo Trust and Epitihia Trust - (that each owned 50% of Vasjar’s outstanding shares), Wescorp issued shares (and will issue additional shares), all of which are required to be registered for resale upon delivery, to each of the two shareholders of Vasjar in equal amounts as follows:

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

As of April 12, 2011, Wescorp has settled totally with the Abuelo Trust with the payment of five million Wescorp common shares.

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

Total Fluid Solutions

Our wholly owned subsidiary, Total Fluid Solutions Inc., holds non-exclusive proprietary rights to the H2Omaxx oil-water separation technology with respect to hydrocarbons. The original aerator patents used in the H2Omaxx technology have expired; however, Process Patents covering the H2Omaxx have been applied for in the United States and Canada. We also hold non-exclusive proprietary rights to the HCXT solids-oil separation technology that is not patented, but is held as a trade secret. With these technologies, we hope to be able to remediate two of the main contaminates (solids, hydrocarbon) in oilfield water that result from the exploration for, and production of, oil and gas.

The H2Omaxx uses an aeration process that is expected to reduce the hydrocarbon content from the conventional 5,000 to 30,000 parts per million range to less than 10 parts per million. The H2Omaxx can remove hydrocarbon contaminants and ultra small solids from industrial water, often without the need for chemicals, filters, heat, or long-term gravity storage. The H2Omaxx technology has a wide potential for various oil and gas water uses, both onshore and offshore.

The HCXT technology for the removal of solids from oilfield water uses a proprietary, environmentally friendly, chemical process to separate drilling solids from the water and hydrocarbon mixtures, which are found in the water as a result of drilling oil or gas wells. The solids are cleaned to a standard that allows them to be used in construction.

The third technology, to remove salt from the oilfield water, uses a low-energy process of flash distillation to separate the salts from the water. However, Management has determined not to pursue this technology development until the H2Omaxx and HCXT technologies achieve commercial success, of which there is no assurance.

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

In October, 2010, we closed the operations of this business unit in order to focus on the H2Omaxx technology.

Results from Operations – 2011 Compared to 2010 - Adjusted for Discontinued Operations

Three Months Ended March 31, 2011 Compared to Three Months Ended March 31, 2010

Revenues

The Company had no sales, and no revenues, for the quarter ended March 31, 2011. The revenues for the prior-year first quarter were attributable to the Company’s wholly-owned subsidiary, Raider Chemical Corporation, which closed operations in October 2010 and accordingly have been reclassified to discontinued operatons. The Company continues to market its H2Omaxx operating units for sale and/or lease.

Expenses

Operating expenses for the quarter ended March 31, 2011 were $1,095,477 versus $636,983 for the quarter ended March 31, 2010, an increase of $458,494. The largest increases in operating expenses were in equipment repairs and maintenance; wages and benefits; consulting; bad debts; and interest, finance and bank charges as explained below.

During the quarter ended March 31, 2011, expenses in the amount of $271,059 were incurred for repairs and maintenance compared to $22,918 for the quarter ended March 31, 2010, an increase of $248,141. This increase can be attributed to the purchase of ten new aerators in the amount of approximately $253,685 (CAD $250,000) which will be used in the construction of new H2Omaxx units. As no existing contracts exist for the sale of new H2Omaxx units the costs for the aerators have beenexpensed in the period they were acquired.

Wages and benefits increased to $339,760 during the quarter ended March 31, 2011 versus $171,101 during the quarter ended March 31, 2010, an increase of $168,659. Most of increase can be attributed to the employment contract of our executive chairman, Mr. Robert Power (“Power”), which was entered into on September 24, 2010, to be effective as of January 1, 2010. Under the terms of the contract, the annual base compensation is approximately $308,700 (CAD $300,000), which Power elected to be paid in cash for the year 2011. Also as part of the compensation, Power will receive a one-time incentive payment of approximately $154,350 (CAD $150,000) which Power has elected to be paid in cash and which has been accrued in the financial statements for the quarter ended March 31, 2011. The average exchange rate for the Canadian dollar compared to the US dollar increased by approximately 5.5% .for the quarter ended March 31, 2011 compared to the same quarter in 2010. As all employees are paid in Canadian dollars instead of US dollars, some additional costs were also incurred due to the strengthening of the Canadian dollar when compared to the US dollar. These increases were partially offset by savings that can be attributed to not replacing employees who left the Company and the Company’s decision to lay off certain employees.

Consulting fees incurred in the three-month period ended March 31, 2011, in the amount of $162,772, were $113,720 higher than the $49,052 incurred in the same period for 2010. There were four additional contracts with consultants in the quarter ended March 31, 2011 when compared to the same period in 2010 which resulted in additional consulting fees of approximately $101,800. In addition, in the quarter ended March 31, 2010, consultants were used in developing a safety program and to assist with obtaining a Canadian stock exchange listing. As most of the consultants are paid in Canadian dollars instead of US dollars, some additional costs were also incurred due to the strengthening of the Canadian dollar when compared to the US dollar as explained above.

During the quarter ended March 31, 2011, it was determined that the receivable for the sublet of office space was questionable as to its collectability and was fully allowed for as bad debt. In the same period for 2010, no adjustments to receivable balances were required for uncollectable accounts. Thus, the Company had an increase of $4,492 in bad debts during the quarter ended March 31, 2011 when compared to the quarter ended March 31, 2010.

We incurred interest, finance and bank charges of $76,591 for the quarter ended March 31, 2011 compared to $72,968 incurred during the quarter ended March 31, 2010. The increase in this expense can be attributed to the increase in interest-bearing debt from $2,507,633 at March 31, 2010, to $2,777,348 at March 31, 2011.

The above increases were partially offset by decreases in legal and accounting; advertising and investor relations; travel; insurance; directors fees; and office expenses.

Legal and accounting costs for the three months ended March 31, 2011, were $19,986, which was a decrease of $44,440 compared to the corresponding period of 2010. The decrease in the quarter ended March 31, 2011, is directly related to the over-accrual of estimated audit fees at December 31, 2010, which was reversed in the current period. In addition there was a reduction in legal fees as the fees for patents and receivable collections incurred in the quarter ended March 31, 2011 were lower than the fees incurred in the corresponding period of 2010 regarding new contracts.

Advertising and investor relations expenses decreased by $13,397 to $81,260 for the quarter ended March 31, 2011 versus $94,657 reported for the quarter ended March 31, 2010. This decrease is because certain costs were incurred in the first quarter of 2010 for presentations to potential investors and for website development that were not incurred in the first quarter of 2011.

Travel expenses during the quarter ended March 31, 2011 decreased to $45,788 versus the $52,990 incurred in the quarter ended March 31, 2010. This decrease is a direct result of doing presentations to potential investors in the US in the quarter ended March 31, 2010 which did not occur in the corresponding period in 2011. In addition, the costs associated with vehicle lease contracts were at lower amounts in the three months ended March 31, 2011 than similar contracts in the three months ended March 31, 2010. Offsetting these savings were travel costs for Total Fluid which increased to $24,341 in the quarter ended March 31, 2011 versus the $15,219 incurred in the same period for 2010.

Insurance expense for the quarter ended March 31, 2011, was $19,963 compared to $26,788 for the quarter ended March 31, 2010. The decrease is due to a decrease in our comprehensive insurance premiums.

During the quarter ended March 31, 2011, the Company incurred $5,918 in directors’ fees compared to $10,243 for the same period in 2010. During the year ended December 31, 2010, the Company disposed of its interest in Vasjar. As a result no compensation was incurred for directors involved with Vasjar for the quarter ended March 31, 2011, when compared to the same period in 2010. In addition, lower costs for directors’ fees were incurred as a direct result of a decrease in the market price of Wescorp shares.

Office expenses for the quarter ended March 31, 2011 were $67,550 compared to $71,281 for the quarter ended March 31, 2010. The decrease of $3,731 is primarily a result of the disposition of the Company’s interest in Vasjar as described above and the resulting reduction in expenses required to operate the related subsidiaries.

Other Income and Expenses

For the quarter ended March 31, 2011, other expenses have increased by $337,079 from the same period in 2010. This increase is the net result of the matters described below.

On April 12, 2011, the Company entered into a liability release agreement with one of the former Vasjar shareholders. Under the terms of the agreement, the Company agreed to issue 980,000 free trading common shares and 4,020,000 restricted common shares to settle the claim made by the former Vasjar shareholder. In return the former Vasjar shareholder has released all claims against the Company. This transaction was accounted for in the year ended December 31, 2010 financial statements and therefore has no impact on the March 31, 2011 financial statements. We did not deliver free-trading shares called for under Tranche 2, Stage Three of the agreement to acquire the outstanding shares of Vasjar, and we have accounted for certain penalty shares that may be due to the other former Vasjar shareholder for each month that the shares are not delivered. This accounting resulted in other expense of $198,891 being recorded for the quarter ended March 31, 2011, (March 31, 2010 – other income of $130,906) which reflects the increase in shares potentially needed to be delivered and the closing trading price of Wescorp shares as at March 31, 2011. We do not agree with this other former Vasjar shareholder that it is entitled to all these shares, but we intend to account for the shares in this manner until the matter is resolved. Wescorp continues to attempt to reach a settlement with the other former shareholder. Other income arose in the three months ended March 31, 2010 as the closing price of Wescorp common shares at March 31, 2010 was $0.21, a drop of $0.08 per share from the closing price of Wescorp common shares at December 31, 2009. This large decrease in the share price reduced the estimated value of the liability with respect to Tranche 2, Stage Three from the amount that was estimated at December 31, 2009, and accordingly, other income was recorded in the three months ended March 31, 2010.

The foreign currency loss of $19,743 for the quarter ended March 31, 2011 is a direct result of the Canadian dollar being stronger than the U.S. dollar at March 31, 2011 when compared to December 31, 2010. Many payables are denominated in Canadian dollars, and as that currency strengthens, exchange losses result when payables are settled. The foreign currency loss of $21,709 for the quarter ended March 31, 2010 was a direct result of the Canadian dollar being stronger than the U.S. dollar at March 31, 2010 when compared to December 31, 2009.

The $9,248 loss on the settlement of debt incurred in the year ended December 31, 2010, is the result of the Company settling trade payables in the amount of $87,434 in exchange for 863,999 common shares of the Company valued at $96,682.

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

After taxes, the Company had a loss from discontinued operations of $5,912 in the quarter ended March 31, 2011 compared to income of $108,290 for the quarter ended March 31, 2010. The Company has reclassified the operating results of these business units as discontinued operations as they are material to the Company’s consolidated financial statements.

Net Loss

The net loss for the quarter ended March 31, 2011 of $1,329,271 compared to a net loss of $419,496 for 2010 is due to the net effect in the 2011 first quarter of the increase in operating expenses of $458,494, in other expenses of $337,079, and in the loss from discontinued operations of $114,202 as set forth above.

Liquidity and Capital Resources

Three Months Ended March 31, 2011

From inception, we have been dependent on investment capital and debt financing as our primary sources of liquidity. Prior to our acquisition of Flowstar in 2004, we had not generated any revenue or income from our operations. We had an accumulated deficit at March 31, 2011 of $60,034,587.

As at March 31 2011, we had current assets totaling $64,785 compared to $478,375 at the end of December 31, 2010. This decrease is a direct result of decrease in cash. Our cash position at March 31, 2011 decreased to $18,497 from the $430,549 balance we had at December 31, 2010. We used cash in operations of $649,697 in 2011 compared to $471,301 during 2010. Most of this amount relates to the operating loss adjusted for non-cash items totaling $1,108,964 for the three months ended March 31, 2011 (2010 -$648,590). Changes in operating assets and liabilities are explained below.

The net cash used in operating activities was funded with $255,773 from financing activities for the three months ended March 31, 2011 (March 31, 2010 – $202,578). The cash flow from financing activities for the three months ended March 31, 2011 was primarily a result of: proceeds received from a private placement prior to issuing shares in the amount of $240,080, as compared to $Nil proceeds for 2010. In the year ended December 31, 2010, we incurred debt of $25,395 from new notes payable, as compared to $210,401 received in 2010. During the period ended March 31, 2011 we repaid notes payable in the amount of $9,702 compared to $Nil repaid in the same period in 2010. In the three months ended March 31, 2010 we also incurred $7,823 in costs related to the issuance of private placements.

The Company had $10,141,961 in current liabilities as at March 31, 2011 compared to $9,682,294 as at the December 31, 2010. The cumulative agreement payable at March 31, 2011, is estimated at $4,268,758 and represents a non-financial obligation of the Company. Additional penalties related to the penalty shares issuable pursuant to the Vasjar agreement in the amount of $198,891 were incurred during the period and are included in the balance for the agreement payable. The fair value of the 400,000 shares still owed pursuant to the agreement payable has been determined to be $44,000, a reduction of $12,000 from the amount included in the balance at December 31, 2010. Accounts payable and accrued liabilities decreased in the amount of $251,421. Most of this decrease relates to the issuance of common shares of the Company valued at $192,000 to settle a liability release agreement. In addition, the Company issued common shares valued at $96,682 to settle trade accounts payable. Also, an additional $15,693 in new notes payable net of note repayments was incurred during the period.

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

We are also currently in the process of arranging financing for our 2011 operations and investment plan. Our total anticipated funding requirement through the end of 2011 is estimated to be approximately $3,500,000. We believe that if we are able to obtain this financing, of which there is no assurance, our cash balances will be sufficient to carry on normal operations for the next nine months plus meet any cash requirements that may be needed for the building of new H2Omaxx units. Any sale of additional equity securities, if undertaken, will result in dilution to our stockholders. There can be no assurance that additional financing, when required, will be available to us or on acceptable terms.

Off-Balance Sheet Arrangements

We have never entered into any off-balance sheet financing arrangements and have not formed any special purpose entities. We have not guaranteed any debt or commitments of other entities or entered into any options on non-financial assets.

ITEM 4.	CONTROLS AND PROCEDURES

(a) Disclosure Controls and Procedures. An evaluation was carried out under the supervision and with the participation of our management, including our Principal Financial Officer and Principal Executive Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report on Form 10-Q. Disclosure controls and procedures are procedures designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, such as this Form 10-Q, is recorded, processed, summarized and reported, within the time period specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and is communicated to our management, including our Principal Executive Officer and Principal Financial Officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on that evaluation, our Principal Financial Officer and Principal Executive Officer concluded that, as of March 31, 2011, our disclosure controls and procedures are effective to satisfy the objectives for which they are intended.

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

On February 1, 2011, in connection with a Unilateral Liability Release entered into on December 15, 2010 pursuant to which the claimant agreed to release the Company jointly and severally from any claims relating to a claim made by a former director for unpaid amounts, the Company issued 1,000,000 shares of common stock with a fair value of $119,200 in full settlement of the claim. The shares were issued to the claimant in a private transaction under Section 4(2) of the Securities Act. This issuance qualified for this exemption from registration because (i) the claimant was an accredited investor; (ii) the Company did not engage in any general solicitation or advertising to market the securities; (iii) the claimant was provided the opportunity to ask questions and receive answers from the Company regarding the Company and the issuance; (iv) the claimant had knowledge and experience in financial and business matters so that they are capable of evaluating the merits and risks of an investment in the Company; and (v) the claimant received “restricted securities”.

In March 2011, in connection with three settlement agreements, the Company issued 863,999 shares of common stock in full settlement of $87,434 owed with respect to outstanding accounts payables. The shares were issued to vendors in private transactions under Section 4(2) of the Securities Act. These issuances qualified for this exemption from registration because (i) the vendors were accredited investors; (ii) the Company did not engage in any general solicitation or advertising to market the securities; (iii) the vendors were provided the opportunity to ask questions and receive answers from the Company regarding the Company and the issuance; (iv) the vendors had knowledge and experience in financial and business matters so that they are capable of evaluating the merits and risks of an investment in the Company; and (v) the vendors received “restricted securities”.

ITEM 5.	OTHER INFORMATION.

The information set forth in Item 4 of Part II of this Quarterly Report on Form 10-Q is incorporated herein by reference to the extent applicable.

ITEM 6.	EXHIBITS.

Exhibit
Number	Description
2.1	Share Purchase and Subscription Agreement dated June 9, 2003 among the Company, 1049265 Alberta Ltd., Flowray, Flowstar, New Millennium Acquisitions Ltd. (“New Millennium”) and Gregory Burghardt. (Incorporated by reference to the Company’s Current Report on Form 8-K/A filed with the Commission on May 12, 2004, File No. 000-30095.)

2.2	Share Purchase Agreement dated as of January 14, 2004 between the Company and the Trustee of the Epitihia Trust. (Incorporated by reference to the Company’s Current Report on Form 8-K/A filed with the Commission on May 12, 2004, File No. 000-30095.)

2.3	Share Purchase Agreement dated as of January 14, 2004 between the Company and the Trustee of the Abuelo Trust. (Incorporated by reference to the Company’s Current Report on Form 8-K/A filed with the Commission on May 12, 2004, File No. 000-30095.)

2.4	Share Purchase and Subscription Amending Agreement dated January 14, 2004 among the Company, 1049265 Alberta Ltd., Flowray, Flowstar, New Millennium and Gregory Burghardt. (Incorporated by reference to the Company’s Current Report on Form 8- K/A filed with the Commission on May 12, 2004, File No. 000-30095.)

2.5	Share Purchase Agreement dated as of January 14, 2004 between the Company and Epitihia Trust. (Incorporated by reference to the Company’s Current Report on Form 8-K/A filed with the Commission on May 12, 2004, File No. 000-30095.)

2.6	Share Purchase Agreement dated as of January 14, 2004 between the Company and Abuelo Trust. (Incorporated by reference to the Company’s Current Report on Form 8-K/A filed with the Commission on May 12, 2004, File No. 000-30095.)

2.7	Share Purchase Option Agreement dated February 10, 2004 between the Company and Olav Ellingsen (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on April 9, 2004, File No. 000-30095.)

2.8	Amending Agreement dated as of June 16, 2004 between the Company and the Trustee of the Epitihia Trust. (Incorporated by reference to the Company’s Quarterly Report on Form 10-QSB filed with the Commission on August 26, 2004, File No. 000-30095.)

2.9
Amending Agreement dated as of June 16, 2004 between the Company and the Trustee of the Abuelo Trust. (Incorporated by reference to the Company’s Quarterly Report on Form 10-QSB filed with the Commission on August 26, 2004, File No. 000-30095.)

Exhibit
Number	Description
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

Exhibit
Number	Description

4.8	Form of Warrant issued to Non-United States Residents (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on February 20, 2008.)

4.9	Form of Warrant issued to Non-United States Residents (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on May 7, 2009.)

10.10 *	Unilateral Liability Release dated December 15, 2010

10.11*	Form of Settlement Agreement

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 *	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Wescorp Energy, Inc.

Date: May 23, 2011	By: /s/ Douglas Biles
Douglas Biles
Chief Executive Officer
(Principal Executive Officer)

Date: May 23, 2011	By: /s / Blaine Miciak
Blaine Miciak
Controller
(Principal Financial and Accounting
Officer)

EXHIBIT INDEX

Exhibit
Number	Description
2.1

Share Purchase and Subscription Agreement dated June 9, 2003 among the Company, 1049265 Alberta Ltd., Flowray, Flowstar, New Millennium Acquisitions Ltd. (“New Millennium”) and Gregory Burghardt. (Incorporated by reference to the Company’s Current Report on Form 8-K/A filed with the Commission on May 12, 2004, File No. 000-30095.)

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

Exhibit
Number	Description

10.4	Memorandum of Understanding, dated as of September 21, 2004 between the Company and Ellycrack AS (Incorporated by reference to Form 8-K filed on September 23, 2004.)

10.5 **	Employment Agreement dated as of September 1, 2007 by and among the Company and Douglas Biles (Incorporated by reference to Form 8-K filed on September 21, 2007.)

10.6 **	Employment Agreement dated as of September 1, 2007 between the Company and Scott Shemwell (Incorporated by reference to Form 8-K filed on September 21, 2007.)

10.7

Asset Purchase Agreement, dated as of December 18, 2007, by and among Wescorp Technologies Ltd., FEP Services Inc., Kyle Plante and Norman Plante (Incorporated by reference to Form 8-K filed on December 21, 2007.)

10.8	Agreement between Ellycrack AS and Wescorp Energy Inc. effective as of September 16, 2010. (Incorporated by reference to Form 8-K filed on October 9, 2010.)

10.9 **	Employment Agreement dated as of January 1, 2010 between the Company and Robert Power

10.10 *	Unilateral Liability Release dated December 15, 2010

10.11 *	Form of Settlement Agreement

14.1	Code of Ethics (Incorporated by reference to the Company’s Annual Report on Form 10-KSB filed with the Commission on April 11, 2007, File No. 000-30095.)

21.1	Schedule of Subsidiaries of the Company (Incorporated by reference to the Company’s Annual Report on Form 10-KSB filed with the Commission on May 15, 2008, File No. 000-30095.)

31.1 *	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 *	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 *	Certification of Chief Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.
**	Management contracts or compensatory plans or arrangements.