Form 10-Q
period 2011-06-30
WESCORP ENERGY INC
filed 2011-08-19
CIK 1069489

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2011

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

Large accelerated filer____	Accelerated filer____
Non-accelerated filer____	Smaller reporting company X
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [ ] No [X]

Number of shares outstanding of the registrant’s class of common stock as of August 12, 2011 was 127,680,313.

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

Wescorp Energy Inc.

REPORT ON FORM 10-Q

FOR THE PERIOD ENDED JUNE 30, 2011

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

WESCORP ENERGY INC.
CONSOLIDATED BALANCE SHEETS
(A Development Stage Company)

	June 30,	December 31,
	2011	2010
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash	$47,840	$430,549
Accounts receivable	2,531	2,600
Prepaid expenses	15,522	15,069
Current assets of discontinued operations	8,699	30,157
TOTAL CURRENT ASSETS	74,592	478,375

EQUIPMENT, net	6,167	6,846
TOTAL ASSETS	$80,759	$485,221

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable	$1,075,256	$754,220
Accrued liabilities	1,692,735	1,241,579
Notes payable	2,521,421	2,490,428
Agreement payable	2,134,379	4,081,867
Due to related parties	373,824	369,084
Current liabilities of discontinued operations	751,314	745,116
TOTAL CURRENT LIABILITIES	8,548,929	9,682,294

STOCKHOLDERS' DEFICIT
Preferred stock, 50,000,000 shares authorized, $0.0001 par value; no shares issued
Common stock, 250,000,000 shares authorized, $0.0001 par value; 127,362,588 and 120,498,559 shares issued and outstanding, respectively	12,737	12,052
Additional paid-in capital	48,942,877	48,132,686
Deferred compensation	-	(5,918)
Obligation to issue shares	1,036,110	1,177,780
Accumulated other comprehensive income	202,396	191,643
Accumulated deficit	(54,215,178)	(54,215,178)
Deficit accumulated in the development stage	(4,447,112)	(4,490,138)
TOTAL STOCKHOLDERS' DEFICIT	(8,468,170)	(9,197,073)

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT	$80,759	$485,221

The accompanying notes are an integral part of these consolidated financial statements.

WESCORP ENERGY INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(A Development Stage Company)
(Unaudited)

					Cumulative
					Results From
					January 1, 2010
	Three Months Ended June 30,		Six Months Ended June 30,		to
	2011	2010	2011	2010	June 30, 2011

EXPENSES
Wages and benefits	$167,780	$147,463	$507,544	$318,563	1,161,209
Wages - stock based	-	-	-	-	924,000
Consulting	176,723	148,582	339,495	197,634	955,303
Consulting - stock based	-	163,800	-	163,800	163,800
Office	72,139	72,832	139,689	144,113	446,863
Advertising and investor relations	71,786	93,188	153,046	187,845	536,474
Advertising and investor relations - stock based	-	35,600	-	35,600	184,600
Travel	42,111	42,195	87,899	95,185	281,584
Legal and accounting	58,679	114,305	78,665	178,731	373,901
Bad debts	3,769	-	8,261	-	128,498
Equipment repairs and maintenance	15,910	22,921	286,969	45,839	391,646
Insurance	17,216	21,377	37,179	48,165	127,690
Depreciation and amortization	341	670	679	1,229	1,907
Interest, finance and bank charges	78,722	119,977	155,313	192,945	537,854
Directors fees	19,000	9,934	24,918	20,177	56,193
Interest accreted on financial instruments	-	168,600	-	168,600	168,600
Beneficial conversion interest	-	6,360	-	6,360	6,360
TOTAL OPERATING EXPENSES	724,176	1,167,804	1,819,657	1,804,786	6,446,482

LOSS FROM OPERATIONS	(724,176)	(1,167,804)	(1,819,657)	(1,804,786)	(6,446,482)

OTHER INCOME (EXPENSE)
Penalty for late delivery of shares	2,112,379	(1,397,834)	1,913,488	(1,266,928)	(982,010)
Foreign currency gain (loss)	(3,958)	31,919	(23,701)	10,210	(68,682)
Loss on settlement of debt	(72)	(36,023)	(9,320)	(36,023)	(45,343)
Gain on disposal of subsidiaries	-	-	-	-	86,984
Loss on impairment in value of investment	-	-	-	-	(29,592)
Gain on settlement of agreement payable	-	-	-	-	3,486,867
Gain on disposition of assets	1,422	-	1,422	-	1,422
TOTAL OTHER INCOME (EXPENSE)	2,109,771	(1,401,938)	1,881,889	(1,292,741)	2,449,646

INCOME (LOSS) FROM CONTINUING OPERATIONS	1,385,595	(2,569,742)	62,232	(3,097,527)	(3,996,836)

INCOME (LOSS) FROM DISCONTINUED OPERATIONS	(13,294)	(13,635)	(19,206)	94,655	(450,276)

NET INCOME (LOSS)	1,372,301	(2,583,377)	43,026	(3,002,872)	(4,447,112)

OTHER COMPREHENSIVE INCOME
Foreign currency translation loss	(5,049)	(3,027)	(23,247)	(5,736)	(36,028)
Unrealized gain on financial instruments	22,000	24,000	34,000	72,000	154,000
	16,951	20,973	10,753	66,264	117,972

COMPREHENSIVE INCOME (LOSS)	$1,389,252	$(2,562,404)	$53,779	$(2,936,608)	$(4,329,140)

INCOME (LOSS) FROM CONTINUING OPERATIONS BASIC AND DILUTED NET INCOME (LOSS) PER SHARE	$0.01	$(0.03)	$0.00	$(0.03)

INCOME (LOSS) FROM DISCONTINUED OPERATIONS BASIC AND DILUTED NET INCOME (LOSS) PER SHARE	$0.00	$0.00	$0.00	$0.00

WEIGHTED AVERAGE NUMBER COMMON SHARES OUTSTANDING - BASIC AND DILUTED	125,973,697	101,607,287	123,867,815	98,455,834

The accompanying notes are an integral part of these consolidated financial statements.

WESCORP ENERGY INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(A Development Stage Company)
(Unaudited)

			Cumulative
			Results From
			January 1, 2010
	Six Months Ended June 30,		to
	2011	2010	June 30, 2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$43,026	$(3,002,872)	$(4,447,112)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	679	1,229	1,907
Stock-based compensation	-	199,400	1,272,400
Interest accreted on financial instruments	-	168,600	168,600
Beneficial conversion interest	-	6,360	6,360
Gain on settlement of agreement payable	-	-	(3,486,867)
Gain on disposition of assets	(1,422)	-	(1,422)
Gain on disposal of subsidiaries	-	-	(86,984)
Loss on impairment in value of investment	-	-	29,592
Fair value of common stock issued for services	-	114,337	337,316
Loss on forgiveness of debt	9,320	36,023	45,343
Amortization of deferred share compensation	5,918	15,527	33,543
Penalty for late delivery of shares	(1,913,488)	1,266,928	982,010
Loss (income) from discontinued operations	19,206	(94,655)	450,276
Changes in operating assets and liabilities:
Accounts receivable	69	9,676	103,313
Prepaid expenses	(453)	6,596	(2,622)
Accounts payable and accrued liabilities	979,011	358,199	1,792,306
Net cash used in operating activities	(858,134)	(914,652)	(2,802,041)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	-	-	(6,846)
Cash utililzed in disposition of subsidiaries	-	-	(780)
Proceeds from disposition of assets	1,422	-	1,422
Net cash used in investing activities	1,422	-	(6,204)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on notes payable	(39,403)	-	(108,371)
Proceeds from notes payable	70,395	289,289	309,011
Proceeds from convertible debentures	-	98,573	100,000
Repayments on debentures payable	-	-	(47,775)
Increase in amounts due to related parties	-	141,435	150,810
Proceeds from issuance of common stock	-	-	1,138,282
Private placement issuance costs	-	(19,447)	(19,447)
Proceeds received from private placement	453,330	287,500	811,802
Net cash provided by financing activities	484,322	797,350	2,334,312
CASH FLOWS FROM (USED BY) DISCONTINUED OPERATIONS	(16,437)	251,312	418,228
Effect of exchange rates	6,118	(7,122)	(14,741)
Net increase (decrease) in cash	(382,709)	126,888	(70,446)
Cash, beginning of period	430,549	118,286	118,286
Cash, end of period	$47,840	$245,174	$47,840
SUPPLEMENTAL CASH FLOW DISCLOSURES:
Cash paid for:
Interest	$7,253	$5,794	$96,718
Income taxes	$-	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

WESCORP ENERGY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
June 30, 2011

NOTE 1 – BASIS OF PRESENTATION

These unaudited interim consolidated financial statements do not include all information and footnotes required by US GAAP for complete financial statement disclosure. However, except as disclosed herein, there have been no material changes in the information contained in the notes to the audited consolidated financial statements for the year ended December 31, 2010, included in the Company’s Form 10-K, which was filed with the Securities and Exchange Commission. These unaudited interim consolidated financial statements should be read in conjunction with the audited financial statements included in the Form 10-K. In the opinion of management, all adjustments considered necessary for fair presentation and consisting solely of normal recurring adjustments have been made. Operating results for the six months ended June 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011.

Recent Accounting Pronouncements

The Company has reviewed recently issued accounting pronouncements and plans to adopt those that are applicable to it. It does not expect the adoption of these pronouncements to have a material impact on its financial position, results of operations or cash flows.

NOTE 2 – AGREEMENT PAYABLE

The acquisition of 100% of the outstanding shares of Vasjar Trading Ltd. (“Vasjar”), a British Virgin Islands company required the Company to issue 2,400,000 free-trading common shares, and an additional 2,080,000 common shares issued over three years (480,000 on or before April 1, 2005, 800,000 on or before April 1, 2006, and 800,000 on or before April 1, 2007).

On April 1, 2007, the Company was not able to deliver 800,000 free-trading shares required and thus the Company is obligated to issue the former Vasjar shareholders an additional 10% penalty common shares of the Company, compounded monthly, for each month that the free-trading common shares are not delivered resulting in a charge to operations for the fair value of these penalty common shares.

The Company has reached a settlement with one of the former Vasjar shareholder on April 12, 2011; however, the Company was not yet been able to reach an agreement with the other former Vasjar shareholder.

On April 12, 2011, the Company entered into a liability release agreement with one of the former Vasjar shareholders. Under the terms of the agreement, the Company issued 980,000 free trading common shares and 4,020,000 restricted common shares on April 19, 2011, valued at $0.12 per share, to settle the claim made by the former Vasjar shareholder as described above. In return the former Vasjar shareholder has released all claims against the Company. The Company is to have all restrictions removed from the restricted shares within 14 months of this agreement.

The estimated fair value of the shares issued under the agreement is $595,000. As a result of this transaction the Company had a gain on the settlement of agreement payable in the amount of $3,486,867 which was recorded in the financial statements for the year ended December 31, 2010.

The valuation of the penalty common shares in relation to the former Vasjar shareholder with which the Company has not yet reached a settlement resulted in other income in the amount of $1,913,488 for the six months ended June 30, 2011 (2010 charge to operations - $1,266,928). As at June 30, 2011, the Company has recorded an estimated aggregate of 38,806,894 in common shares valued at $2,112,379. The cumulative amount accrued for the obligation has been recorded based on the quoted market price at June 30, 2011 multiplied by the aggregate share amount.

There is a measurement uncertainty as to the actual value of this obligation as it is impacted by the market price of the common shares. Accordingly, the actual loss from the Vasjar purchase agreement is contingent upon future events which cannot be reasonably measured at this time.

NOTE 3 – DISCONTINUED OPERATIONS

During fiscal 2009, the Company determined to exit the electronic metering business. On January 5, 2010, the Company sold a substantial portion of its assets related to the electronic metering business. The Company had operated its electronic metering systems business through its subsidiary Flowstar Technologies Inc.

The Company also discontinued operations in its subsidiary Raider Chemical Inc., as a result the Company has left the drilling related products and services business.

The following table summarizes the operating results of the discontinued operations for the periods June 30, 2011 and 2010 (unaudited):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenue	$-	$231,617	$-	$774,410
Cost of sales	-	155,765	-	510,178
	-	75,852	-	264,232
Expenses	13,294	89,487	19,206	169,577
Income (loss) from
discontinued operations	$(13,294)	$(13,635)	$(19,206)	$94,655

The following table sets forth the assets and liabilities of the discontinued operations.

	June 30,	December 31,
	2010	2010
	(unaudited)
Accounts receivable	$1,633	$11,448
Inventories	-	10,441
Prepaids	7,066	8,268
Total assets of discontinued operations	$8,699	$30,157

Accounts payable and accrued liabilities	$692,068	$687,675
Current portion of notes payable	59,246	57,441
Total liabilities of discontinued operations	$751,314	$745,116

NOTE 4 – NOTE PAYABLE

During the six months ended June 30, 2011 the Company received proceeds of $70,395 with respect to an unsecured note payable that is due on demand and bears interest at a rate of 10%. Related to this note are repayments in the amount of $39,403 during the same period.

NOTE 5 – SHARE CAPITAL

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

NOTE 6 – JOINT VENTURE AGREEMENT

On April 6, 2011, the Company entered into an agreement with Allied Holdings Group, Inc. (“Allied”) to pursue certification of the Company's H2Omaxx clean water technology for international maritime vessel operations. The Company will provide the H2Omaxx technology and technical support and Allied will focus on international and US certification for H2Omaxx as well as market development and funding. The joint venture, known as Wescorp Marine, Inc. (“WMI”) is a Delaware corporation owned 65% by the Company and 35% by Allied. WMI will have the exclusive rights to develop the H2Omaxx technology.

NOTE 7 – SUBSEQUENT EVENT

On August 16, 2011, the Company entered into an agreement with the holder of certain notes payable to issue 10,202,055 units to repay $2,040,411 in principal and accrued interest. Each unit consists of one common share of the Company and one warrant that allows the holder to purchase common shares of the Company as follows:

i.	Up to 2 years from the date of issue	$0.50
ii.	After 2 years but before 3 years from date of issue	$0.75
iii.	After 3 years but before 4 years from date of issue	$1.00
iv.	After 4 years but before 5 years from date of issue	$1.25

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION.

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

Overview

Wescorp Energy Inc. is a clean water technology company. Wescorp holds three technologies: the H2Omaxx oil-water separation technology, the HCXT oil-solids technology, and a desalinization technology. During the first six months of 2011 Wescorp focused on commercializing its key technology, the H2Omaxx, which significantly reduces hydrocarbon-contaminated water-treatment and disposal costs for oil and gas producers. The H2Omaxx also has applications to the marine (shipping) and other industries which use hydrocarbons.

During the first six months of 2011, we operated primarily through one Strategic Business Unit, or SBU; Total Fluid Solutions Inc. (“Total Fluid”), which holds non-exclusive rights to utilize, with respect to hydrocarbons, H2Omaxx and HCXT.

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

a.

Total Fluid – Our wholly owned subsidiary, Total Fluid Solutions Inc., owns non-exclusive rights to the use of the H2Omaxx oil-water separation technology with regard to hydrocarbons. The original aerator patents used in the H2Omaxx technology have expired, however Process Patents covering the H2Omaxx have been applied for in the United States and Canada. We also have non-exclusive rights to the HCXT solids-oil separation technology that is not patented, but is held as a trade secret. With these technologies, we hope to be able to remediate two of the main contaminates (solids, hydrocarbon) in oilfield water as the result of exploration for, and production of, oil and gas.

The H2Omaxx uses a unique aeration process that is expected to reduce the hydrocarbon content from the conventional 5,000 to 400,000 parts per million range to less than 10 parts per million. The H2Omaxx can remove hydrocarbon contaminants and ultra small solids from industrial water, often without the need for chemicals, filters, heat, or long-term gravity storage. The H2Omaxx technology has a wide potential for various oil and gas water uses, both onshore and offshore.

The HCXT technology for the removal of solids from oilfield water uses a proprietary, environmentally friendly, chemical process to separate drilling solids from the water and hydrocarbon mixtures, which are found in the water as a result of drilling oil or gas wells. The solids are cleaned to a standard that allows them to be used in construction.

The third technology, which is designed to remove salt from the oilfield water, uses a low-energy process of flash distillation to separate the salts from the water. However, our management has halted development of this technology until the H2Omaxx and HCXT technologies achieve commercial success, of which there is no assurance.

We intend to use these technologies independently or in conjunction with each other or other water remediation technologies in order to address the critical water issues facing the oil and gas industry today.

The Company has yet to reach profitability. During the six months ended June 30, 2011, we experienced negative cash flows. If we continue to experience negative cash flows, then we will have to continue to fund our operations by the issuance of new equity and/or the assumption of debt. There can be no assurance that we will be successful in these regards, which would significantly affect our ability to execute our business plan. Management is seeking new capital, as discussed below.

See “Need for Liquidity and Financing of Business Plan” below.

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

In October, 2010, we closed the operations of this business unit in order to focus on the H2Omaxx technology

Results from Operations – 2011 Compared to 2010 - Adjusted for Discontinued Operations

Three Months Ended June 30, 2011 Compared to Three Months Ended June 30, 2010

Revenues

The Company had no sales, and no revenues, for the quarter ended June 30, 2011. The revenues for the prior-year second quarter were attributable to the Company’s wholly-owned subsidiary, Raider Chemical Corporation, which closed operations in October 2010 and accordingly have been reclassified to discontinued operations. The Company continues to market its H2Omaxx operating units for sale and/or lease.

Expenses

Operating expenses for the quarter ended June 30, 2011 were $724,176 versus $1,167,804 for the quarter ended June 30, 2010, a decrease of $443,628. The largest decreases in operating expenses were in interest accreted on financial instruments; stock-based consulting; legal and accounting; interest, finance and bank charges; stock-based advertising and investor relations; equipment repairs and maintenance; office; advertising and investor relations; beneficial conversion interest; and insurance as explained below.

During the quarter ended June 30, 2010, in connection with prior extensions during 2008 and 2009 of certain of the Company’s obligations under its 14% Redeemable Convertible Secured Debentures and its 14% Redeemable Secured Debentures, the Company issued to the holders of the debentures warrants to purchase an aggregate of 1,100,000 shares of the Company’s common stock with an exercise price of $0.20 per share which are exercisable for a period of two years and warrants to purchase an aggregate of 100,000 shares of the Company’s common stock with an exercise price of $.40 per share which are exercisable for a period of two years. These warrants were valued at $168,600, which resulted in interest accretion related to the warrants being charged to operations in the three months ended June 30, 2010. No costs were incurred in the quarter ended June 30, 2011 as there were no warrants related to financial instruments issued during this period.

During the quarter ended June 30, 2010, 969,439 options to purchase common shares pursuant to a consulting services agreement with a former Chief Financial Officer vested and were valued at $163,800. In the same period for 2011, no options to purchase common shares pursuant to consulting services agreements vested. Thus, the Company had a decrease of $163,800 in stock-based consulting costs during the three months ended June 30, 2011 when compared to the three months ended June 30, 2010.

Legal and accounting costs for the three months ended June 30, 2011, were $58,679, which was a decrease of $55,626 compared to the corresponding period of 2010. The decrease in the quarter ended June 30, 2011, is directly related to the a reduction in legal fees as the fees for SEC compliance, patents, review of contracts, and receivable collections incurred in the quarter ended June 30, 2011 were lower than the fees incurred in the corresponding period of 2010 regarding the disposition of the Flowstar business unit, review of the Cancen contract, issuance of warrants relating to debenture extensions, issuance of new debentures, and matters related to Abuela and Epitithia Trusts. In addition, accruals for estimated audit fees were lower in the three months ended June 30, 2011 than those made in the same period of 2010.

We incurred interest, finance and bank charges of $78,722 for the quarter ended June 30, 2011 compared to $119,977 incurred during the quarter ended June 30, 2010. During the quarter ended June 30, 2010, the Company paid financing fees in the amount of $42,862 related to debenture extension agreements, and new debt incurred in the quarter. No similar costs were incurred in the quarter ended June 30, 2011.

During the quarter ended June 30, 2010, 125,000 options to purchase common shares pursuant to investor relations agreements vested and were valued at $35,600. In the same period for 2011, no options to purchase common shares pursuant to investor relations agreements vested and therefore no costs were incurred during this period. Thus, the Company had a decrease of $35,600 in stock-based advertising and investor relations costs during the three months ended June 30, 2011 when compared to the three months ended June 30, 2011.

Advertising and investor relations expenses decreased by $21,402 to $71,786 for the quarter ended June 30, 2011 versus $93,188 reported for the quarter ended June 30, 2010. This decrease is a direct result of the contracts for investor relations consulting services in the quarter ended June 30, 2011 were for lower amounts than the contracts that existed during the quarter ended June 30, 2010.

During the quarter ended June 30, 2011, expenses in the amount of $15,910 were incurred for equipment repairs and maintenance compared to $22,921 for the quarter ended June 30, 2010, a decrease of $7,011. This reduction is due to lower costs required to bring the two thousand barrel per day H2Omaxx unit up to its original specifications so it could be utilized for testing at potential customer sites in the quarter ended June 30, 2011 versus the same period in 2010.

To account for the issuance of the Company’s $98,573 debentures which were convertible to shares in the Company at a price of $0.175 per share, a beneficial conversion feature of $6,360 was recorded as a charge to operations in the quarter ended June 30, 2010. No similar costs were incurred in the quarter ended June 30, 2011 as there were no financial instruments that required this charge during this period.

Insurance expense for the quarter ended June 30, 2011, was $17,216 compared to $21,377 for the quarter ended June 30, 2010. The decrease is due to a decrease in our comprehensive insurance premiums.

The above decreases were partially offset by increases in consulting; wages and benefits; and bad debts as explained below.

Consulting fees incurred in the three month period ended June 30, 2011, in the amount of $176,723, were $28,141 higher than the $148,582 incurred in the same period for 2010. Contracts with consultants in the quarter ended June 30, 2011 when compared to the same period in 2010 resulted in additional consulting fees of approximately $75,500. The average exchange rate for the Canadian dollar compared to the US dollar increased by approximately 6.1% .for the quarter ended June 30, 2011 compared to the same quarter in 2010. As most of the consultants are paid in Canadian dollars instead of US dollars, some additional costs were also incurred due to the strengthening of the Canadian dollar when compared to the US dollar. Under the terms of consulting contracts that existed at June 30, 2010, we were required to issue 200,000 common shares that were valued at $50,400. No corresponding costs for consulting fees paid with shares were incurred in the quarter ended June 30, 2011 which partially offsets the above increases in the costs for consulting contracts incurred in the quarter ended June 30, 2011.

Wages and benefits increased to $167,780 during the quarter ended June 30, 2011 versus $147,463 during the quarter ended June 30, 2010, an increase of $20,317. Most of increase can be attributed to the employment contract of our executive chairman, Mr. Robert Power (“Power”), which was entered into on September 24, 2010, to be effective as of January 1, 2010. Under the terms of the contract, the annual base compensation is approximately $311,100 (CAD $300,000), which Power elected to be paid in cash for the year 2011. As all employees are paid in Canadian dollars instead of US dollars, some additional costs were also incurred due to the strengthening of the Canadian dollar when compared to the US dollar as explained above These increases were partially offset by savings that can be attributed to not replacing employees who left the Company and the Company’s decision to lay off certain employees.

During the quarter ended June 30, 2011, it was determined that the receivable for the sublet of office space was questionable as to its collectability and was fully allowed for as bad debt. In the same period for 2010, no adjustments to receivable balances were required for uncollectable accounts. Thus, the Company had an increase of $3,769 in bad debts during the quarter ended June 30, 2011 when compared to the quarter ended June 30, 2010.

Other Income and Expenses

For the quarter ended June 30, 2011, other expenses have decreased by $3,511,709 from the same period in 2010. This decrease is the net result of the matters described below.

On April 12, 2011, the Company entered into a liability release agreement with one of the former Vasjar shareholders. Under the terms of the agreement, the Company agreed to issue 980,000 free trading common shares and 4,020,000 restricted common shares to settle the claim made by the former Vasjar shareholder. In return the former Vasjar shareholder has released all claims against the Company. This transaction was accounted for in the year ended December 31, 2010 financial statements and therefore has no impact on the June 30, 2011 financial statements. We did not deliver free-trading shares called for under Tranche 2, Stage Three of the agreement to acquire the outstanding shares of Vasjar, and we have accounted for certain penalty shares that may be due to the other former Vasjar shareholder for each month that the shares are not delivered. Based on discussions with the other former Vasjar shareholder, management has determined that no additional shares needed to be accrued to satisfy the outstanding claim subsequent to March 31, 2011. This accounting resulted in other income of $2,112,379 being recorded for the quarter ended June 30, 2011, (June 30, 2010 – other expense of $1,397,834) which reflects the shares potentially needed to be delivered and the closing trading price of Wescorp shares as at June 30, 2011. Other income arose in the three months ended June 30, 2011 as the closing price of Wescorp common shares at June 30, 2010 was $0.055, a drop of $0.055 per share from the closing price of Wescorp common shares at March 31, 2011. This large decrease in the share price reduced the estimated value of the liability with respect to Tranche 2, Stage Three from the amount that was estimated at March 31, 2011, and accordingly, other income was recorded in the three months ended June 30, 2011. We do not agree that the other former Vasjar shareholder is entitled to all these shares, but we intend to account for the shares in this manner until the matter is resolved. Wescorp continues to attempt to reach a settlement with the other former shareholder.

The foreign currency loss of $3,958 for the quarter ended June 30, 2011 is a direct result of the Canadian dollar being stronger than the U.S. dollar at June 30, 2011 when compared to March 31, 2011. Many payables are denominated in Canadian dollars, and as that currency strengthens, exchange losses result when payables are settled. The foreign currency gain of $31,919 for the quarter ended June 30, 2010 is a direct result of the Canadian dollar being weaker than the U.S. dollar at June 30, 2010 when compared to March 31, 2010. Many payables are denominated in Canadian dollars, and as that currency weakens, exchange gains result when payables are settled.

The gain on the disposition of assets in the amount of $1,422 for the three months ended June 30, 2011, is the direct result of disposing of a office equipment that was completely depreciated and was no longer being utilized by the Company.

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

In October 2010, the major customer of the Company’s subsidiary Raider Chemical Corporation (“Raider”) gave notice that it was no longer going to be purchasing any more product from Raider. As a result the Company determined that it would exit the drilling related products and related services business.

After taxes, the Company had a loss from discontinued operations of $13,294 in the quarter ended June 30, 2011 compared to a loss of $13,635 for the quarter ended June 30, 2010. The Company has reclassified the operating results of these business units as discontinued operations as they are material to the Company’s consolidated financial statements.

Net Loss

The net income for the quarter ended June 30, 2011 of $1,372,301 compared to a net loss of $2,583,377 for 2010 is due to the net effect in the 2011 first quarter of the decrease in operating expenses of $443,628, in other expenses of $3,511,709, and in the loss from discontinued operations of $341 as set forth above.

Six Months Ended June 30, 2011 Compared to Six Months Ended June 30, 2010

Revenues

The Company had no sales, and no revenues, for the six months ended June 30, 2011. The revenues for the prior-year six months were attributable to the Company’s wholly-owned subsidiary, Raider Chemical Corporation, which closed operations in October 2010 and accordingly have been reclassified to discontinued operations. The Company continues to market its H2Omaxx operating units for sale and/or lease.

Expenses

Operating expenses for the six months ended June 30, 2011 were $1,819,657 versus $1,804,786 for the six months ended June 30, 2010, an increase of $14,871. The largest increases in operating expenses were in equipment repairs and maintenance; wages and benefits; consulting; and bad debts explained below.

During the six months ended June 30, 2011, expenses in the amount of $286,969 were incurred for repairs and maintenance compared to $45,839 for the six months ended June 30, 2010, an increase of $241,130. This increase can be attributed to the purchase of ten new aerators in the amount of approximately $256,000 (CAD $250,000) which will be used in the construction of new H2Omaxx units. As no existing contracts exist for the sale of new H2Omaxx units the costs for the aerators have been expensed in the period they were acquired.

Wages and benefits increased to $507,544 during the six months ended June 30, 2011 versus $318,563 during the six months ended June 30, 2010, an increase of $188,981. Most of increase can be attributed to the employment contract of our executive chairman, Mr. Robert Power (“Power”), which was entered into on September 24, 2010, to be effective as of January 1, 2010. Under the terms of the contract, the annual base compensation is approximately $311,100 (CAD $300,000), which Power elected to be paid in cash for the year 2011. Also as part of the compensation, Power will receive a one-time incentive payment of approximately $155,550 (CAD $150,000) which Power has elected to be paid in cash and which has been accrued in the financial statements for the six months ended June 30, 2011. The average exchange rate for the Canadian dollar compared to the US dollar increased by approximately 5.8% .for the six months ended June 30, 2011 compared to the same six months in 2010. As all employees are paid in Canadian dollars instead of US dollars, some additional costs were also incurred due to the strengthening of the Canadian dollar when compared to the US dollar. These increases were partially offset by savings that can be attributed to not replacing employees who left the Company and the Company’s decision to lay off certain employees.

Consulting fees incurred in the six month period ended June 30, 2011, in the amount of $339,495, were $141,861 higher than the $197,634 incurred in the same period for 2010. Contracts with consultants in the six months ended June 30, 2011 when compared to the same period in 2010 resulted in additional consulting fees of approximately $185,500. As most of the consultants are paid in Canadian dollars instead of US dollars, some additional costs were also incurred due to the strengthening of the Canadian dollar when compared to the US dollar as explained above. Under the terms of consulting contracts that existed at June 30, 2010, we were required to issue 200,000 common shares that were valued at $50,400. No corresponding costs for consulting fees paid with shares were incurred in the six months ended June 30, 2011 which partially offsets the above increases in the costs for consulting contracts incurred in the six months ended June 30, 2011.

During the six months ended June 30, 2011, it was determined that the receivable for the sublet of office space was questionable as to its collectability and was fully allowed for as bad debt. In the same period for 2010, no adjustments to receivable balances were required for uncollectable accounts. Thus, the Company had an increase of $8,261 in bad debts during the six months ended June 30, 2011 when compared to the six months ended June 30, 2010.

The above increases were partially offset by decreases in interest accreted on financial instruments; stock-based consulting; legal and accounting; interest, finance and bank charges; stock based advertising and investor relations; advertising and investor relations; insurance; travel and beneficial conversion interest as explained below.

During the six months ended June 30, 2010, in connection with prior extensions during 2008 and 2009 of certain of the Company’s obligations under its 14% Redeemable Convertible Secured Debentures and its 14% Redeemable Secured Debentures, the Company issued to the holders of the debentures warrants to purchase an aggregate of 1,100,000 shares of the Company’s common stock with an exercise price of $0.20 per share which are exercisable for a period of two years and warrants to purchase an aggregate of 100,000 shares of the Company’s common stock with an exercise price of $.40 per share which are exercisable for a period of two years. These warrants were valued at $168,600, which resulted in interest accretion related to the warrants being charged to operations in the six months ended June 30, 2010. No costs were incurred in the six months ended June 30, 2011 as there were no warrants related to financial instruments issued during this period.

During the six months ended June 30, 2010, 969,439 options to purchase common shares pursuant to a consulting services agreement with a former Chief Financial Officer vested and were valued at $163,800. In the same period for 2011, no options to purchase common shares pursuant to consulting services agreements vested. Thus, the Company had a decrease of $163,800 in stock-based consulting costs during the six months ended June 30, 2011 when compared to the six months ended June 30, 2010.

Legal and accounting costs for the six months ended June 30, 2011, were $78,665, which was a decrease of $100,066 compared to the corresponding period of 2010. The decrease in the six months ended June 30, 2011, is directly related to the over-accrual of estimated audit fees at December 31, 2010, which was reversed in the current period. In addition, legal fees for SEC compliance, patents, review of contracts, and receivable collections incurred in the six months ended June 30, 2011 were lower than the fees incurred in the corresponding period of 2010 regarding the disposition of the Flowstar business unit, review of the Cancen contract, issuance of warrants relating to debenture extensions, issuance of new debentures, and matters related to Abuela and Epitithia Trusts. Also, accruals for the annual estimated audit were lower in the six months ended June 30, 2011 than those made in the same period of 2010.

We incurred interest, finance and bank charges of $155,313 for the six months ended June 30, 2011 compared to $192,945 incurred during the six months ended June 30, 2010. During the six months ended June 30, 2010, the Company paid financing fees in the amount of $42,862 related to debenture extension agreements, and new debt incurred in the six months. No similar costs were incurred in the six months ended June 30, 2011.

During the six months ended June 30, 2010, 125,000 options to purchase common shares pursuant to investor relations agreements vested and were valued at $35,600. In the same period for 2011, no options to purchase common shares pursuant to investor relations agreements vested and therefore no costs were incurred during this period. Thus, the Company had a decrease of $35,600 in stock-based advertising and investor relations costs during the six months ended June 30, 2011 when compared to the six months ended June 30, 2011.

Advertising and investor relations expenses decreased by $34,799 to $153,046 for the six months ended June 30, 2011 versus $187,845 reported for the six months ended June 30, 2010. This decrease is a direct result of the contracts for investor relations consulting services in the six months ended June 30, 2011 were for lower amounts than the contracts that existed during the six months ended June 30, 2010. In addition, certain costs were incurred in the first six months of 2010 for presentations to potential investors and for website development that were not incurred in the first six months of 2011.

Insurance expense for the six months ended June 30, 2011, was $37,179 compared to $48,165 for the six months ended June 30, 2010. The decrease is due to a decrease in our comprehensive insurance premiums.

Travel expenses during the six months ended June 30, 2011 decreased to $87,899 versus the $95,185 incurred in the six months ended June 30, 2010. This decrease is a direct result of doing presentations to potential investors in the US in the six months ended June 30, 2010 which did not occur in the corresponding period in 2011. In addition, the costs associated with vehicle lease contracts were at lower amounts in the six months ended June 30, 2011 than similar contracts in the six months ended June 30, 2010. Offsetting these savings were travel costs for Total Fluid which increased to $45,223 in the six months ended June 30, 2011 versus the $29,657 incurred in the same period for 2010.

To account for the issuance of the Company’s $98,573 debentures which were convertible to shares in the Company at a price of $0.175 per share, a beneficial conversion feature of $6,360 was recorded as a charge to operations in the six months ended June 30, 2010. No similar costs were incurred in the six months ended June 30, 2011 as there were no financial instruments that required this charge during this period.

Office expenses for the six months ended June 30, 2011 were $139,689 compared to $144,113 for the six months ended June 30, 2010. The decrease of $4,424 is primarily a result of the disposition of the Company’s interest in Vasjar as described above and the resulting reduction in expenses required to operate the related subsidiaries.

Other Income and Expenses

For the six months ended June 30, 2011, other expenses have decreased by $3,174,630 from the same period in 2010. This decrease is the net result of the matters described below.

On April 12, 2011, the Company entered into a liability release agreement with one of the former Vasjar shareholders. Under the terms of the agreement, the Company agreed to issue 980,000 free trading common shares and 4,020,000 restricted common shares to settle the claim made by the former Vasjar shareholder. In return the former Vasjar shareholder has released all claims against the Company. This transaction was accounted for in the year ended December 31, 2010 financial statements and therefore has no impact on the June 30, 2011 financial statements. We did not deliver free-trading shares called for under Tranche 2, Stage Three of the agreement to acquire the outstanding shares of Vasjar, and we have accounted for certain penalty shares that may be due to the other former Vasjar shareholder for each month that the shares are not delivered. Based on discussions with the other former Vasjar shareholder, management has determined that no additional shares needed to be accrued to satisfy the outstanding claim subsequent to March 31, 2011. This accounting resulted in other income of $1,913,488 being recorded for the six months ended June 30, 2011, (June 30, 2010 – other expense of $1,266,928) which reflects the shares potentially needed to be delivered and the closing trading price of Wescorp shares as at June 30, 2011. Other income arose in the six months ended June 30, 2011 as the closing price of Wescorp common shares at June 30, 2010 was $0.055, a drop of $0.085 per share from the closing price of Wescorp common shares at December 31, 2010. This large decrease in the share price reduced the estimated value of the liability with respect to Tranche 2, Stage Three from the amount that was estimated at December 31, 2010, and accordingly, other income was recorded in the six months ended June 30, 2011. We do not agree that other former Vasjar shareholder is entitled to all these shares, but we intend to account for the shares in this manner until the matter is resolved. Wescorp continues to attempt to reach a settlement with the other former shareholder.

The foreign currency loss of $23,701 for the six months ended June 30, 2011 is a direct result of the Canadian dollar being stronger than the U.S. dollar at June 30, 2011 when compared to December 31, 2010. Many payables are denominated in Canadian dollars, and as that currency strengthens, exchange losses result when payables are settled. The foreign currency gain of $10,210 for the six months ended June 30, 2010 is a direct result of the Canadian dollar being weaker than the U.S. dollar at June 30, 2010 when compared to December 31, 2009. Many payables are denominated in Canadian dollars, and as that currency weakens, exchange gains result when payables are settled.

The $9,320 loss on the settlement of debt incurred in the six months ended June 30, 2011, is the result of the Company settling trade payables in the amount of $87,434 in exchange for 863,999 common shares of the Company valued at $96,754. The $36,023 loss on the settlement of debt incurred in the six months ended June 30, 2010, is the result of the Company settling the principal balance of $259,065 in debentures in exchange for 1,325,000 common shares of the Company valued at $295,088.

The gain on the disposition of assets in the amount of $1,422 for the six months ended June 30, 2011, is the direct result of disposing of office equipment that was completely depreciated and was no longer being utilized by the Company.

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

In October 2010, the major customer of the Company’s subsidiary Raider Chemical Corporation (“Raider”) gave notice that it was no longer going to be purchasing any more product from Raider. As a result the Company determined that it would exit the drilling related products and related services business.

After taxes, the Company had a loss from discontinued operations of $19,206 in the six months ended June 30, 2011 compared to income of $94,655 for the six months ended June 30, 2010. The Company has reclassified the operating results of these business units as discontinued operations as they are material to the Company’s consolidated financial statements.

Net Loss

The net income for the six months ended June 30, 2011 of $43,026 compared to a net loss of $3,002,872 for 2010 is due to the net effect in the 2011 first six months of the decrease in other expenses of $3,174,630, offset by the increase in operating expenses of $14,871, and in the loss from discontinued operations of $113,861 as set forth above.

Liquidity and Capital Resources

Six Months Ended June 30, 2011

From inception, we have been dependent on investment capital and debt financing as our primary sources of liquidity. Prior to our acquisition of Flowstar in 2004, we had not generated any revenue or income from our operations. We had an accumulated deficit at June 30, 2011 of $58,662,290.

As at June 30, 2011, we had current assets totaling $74,592 compared to $478,375 at the end of December 31, 2010. This decrease is a direct result of decrease in cash. Our cash position at June 30, 2011 decreased to $47,840 from the $430,549 balance we had at December 31, 2010. We used cash in operations of $858,134 in 2011 compared to $914,652 during 2010. Most of this amount relates to the operating loss adjusted for non-cash items totaling $1,836,761 for the six months ended June 30, 2011 (2010 - $1,289,123). Changes in operating assets and liabilities are explained below.

The net cash used in operating activities was funded with $484,322 from financing activities for the six months ended June 30, 2011 (June 30, 2010 – $797,350). The cash flow from financing activities for the six months ended June 30, 2011 was primarily a result of: proceeds received from a private placement prior to issuing shares in the amount of $453,330, as compared to $287,500 proceeds for 2010. In the year ended December 31, 2010, we incurred debt of $70,395 from new notes payable, as compared to $289,289 received in 2010. During the period ended June 30, 2011 we repaid notes payable in the amount of $39,403 compared to $Nil repaid in the same period in 2010. In the six months ended June 30, 2010 we also received $98,573 from the issuance of convertible debentures, and $141,435 in the form of a note from a corporation controlled by a director of the Company. Additional costs of $19,447 were incurred in relation to the issuance of private placements in the six months ended June 30, 2010. Additional funding came from the proceeds received on the disposition of assets in the amount of $1,422 for the six months ended June 30, 2011 (June 30, 2010 – Nil).

The Company had $8,548,929 in current liabilities as at June 30, 2011 compared to $9,682,294 as at the December 31, 2010. The cumulative agreement payable at June 30, 2011, is estimated at $2,134,379 and represents a non-financial obligation of the Company. The balance related to the penalty shares issuable pursuant to the Vasjar agreement was reduced during the six months ended June 30, 2010 in the amount of $1,913,488 and are included in the balance for the agreement payable. The fair value of the 400,000 shares still owed pursuant to the agreement payable has been determined to be $22,000, a reduction of $34,000 from the amount included in the balance at December 31, 2010. Accounts payable and accrued liabilities increased in the amount of $772,192. Also, an additional $30,993 in new notes payable net of note repayments was incurred during the period.

On August 16, 2011, the Company entered into an agreement with the holder of certain Notes Payable to issue 10,202,055 units to repay $2,040,411 in principal and accrued interest. Each unit consists of one common share of the Company and one warrant that allows the holder to purchase common shares of the Company as follows:

i.	Up to 2 years from the date of issue	$0.50
ii.	After 2 years but before 3 years from date of issue	$0.75
iii.	After 3 years but before 4 years from date of issue	$1.00
iv.	After 4 years but before 5 years from date of issue	$1.25

Need for Liquidity and Financing of Business Plan

As of the date of this report, the Company does not have sufficient funds to carry on its business in normal commercial manner. The Company is doing everything it reasonably can to cut costs. Employees and key consultants have not been paid since January 31, 2011, and trade creditors also have been paid very little due to the lack of sufficient funds.

We are currently in the process of seeking financing for our 2011 operations and investment plan. Our total anticipated funding requirement through the end of 2011 is estimated to be approximately between $1.5 million and $2.5 million. We believe that if we are able to obtain this financing for which there are no commitments and of which there is no assurance, our cash balances would be sufficient to carry on normal operations for the next six months, through the end of 2011, plus meet the cash requirements that may be needed for the building of the initial new H2Omaxx units. Any sale of additional equity securities, if undertaken, will result in dilution to our stockholders. There can be no assurance that additional financing will be available to us or on acceptable terms.

To date, our operations have been funded by a combination of short-term debt and equity financing. Currently, we do not have any liquidity or other working capital, and we continue to seek equity financing as a source of working capital.

If we are not able to obtain sufficient funding in the near future, we will not be able to pursue our business plan. We currently do not have any commitments for financing.

Off-Balance Sheet Arrangements

We have never entered into any off-balance sheet financing arrangements and have not formed any special purpose entities. We have not guaranteed any debt or commitments of other entities or entered into any options on non-financial assets.

ITEM 4.	CONTROLS AND PROCEDURES

(a) Disclosure Controls and Procedures. An evaluation was carried out under the supervision and with the participation of our management, including our Principal Financial Officer and Principal Executive Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report on Form 10-Q. Disclosure controls and procedures are procedures designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, such as this Form 10-Q, is recorded, processed, summarized and reported, within the time period specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and is communicated to our management, including our Principal Executive Officer and Principal Financial Officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on that evaluation, our Principal Financial Officer and Principal Executive Officer concluded that, as of June 30, 2011, our disclosure controls and procedures are effective to satisfy the objectives for which they are intended.

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

PART II - OTHER INFORMATION

ITEM 5.	OTHER INFORMATION.

Effective August 15, 2011, Mr. Alfred Comeau announced his resignation as a director of the Company. His resignation was not due to a disagreement with the Company on any matter relating to the Company's operations, policies, or practices.

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

3.2	Amended and Restated Bylaws (Incorporated by reference to the Company’s Annual Report on Form 10- K filed with the Commission on April 15, 2009, File No. 000- 30095.)

4.1	Form of Common Stock Purchase Warrant dated March 15, 2005. (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on March 21, 2005, File No. 000- 30095.)

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

Exhibit
Number	Description
10.2	Hypothecation Agreement dated as of July 6, 2004 between the Company, the Trustee of the Abuelo Trust and Yearwood & Boyce. (Incorporated by reference to the Company’s Quarterly Report on Form 10-QSB filed with the Commission on August 26, 2004, File No. 000-30095.)

10.3	License Agreement dated and effective December 1, 2001 between Flowray and Flowstar Technologies, Inc. (Incorporated by reference to the Company’s Current Report on Form 8-K/A filed with the Commission on May 12, 2004, File No. 000-30095.)

10.4	Memorandum of Understanding, dated as of September 21, 2004 between the Company and Ellycrack AS (Incorporated by reference to Form 8-K filed on September 23, 2004.)

10.5 **	Employment Agreement dated as of September 1, 2007 by and among the Company and Douglas Biles (Incorporated by reference to Form 8-K filed on September 21, 2007.)

10.6 **	Employment Agreement dated as of September 1, 2007 between the Company and Scott Shemwell (Incorporated by reference to Form 8-K filed on September 21, 2007.)

10.7	Asset Purchase Agreement, dated as of December 18, 2007, by and among Wescorp Technologies Ltd., FEP Services Inc., Kyle Plante and Norman Plante (Incorporated by reference to Form 8-K filed on December 21, 2007.)

10.8	Agreement between Ellycrack AS and Wescorp Energy Inc. effective as of September 16, 2010. (Incorporated by reference to Form 8-K filed on October 9, 2010.)

10.9 *	Employment Agreement dated as of January 1, 2010 between the Company and Robert Power

10.10	Unilateral Liability Release dated December 15, 2010

10.11	Form of Settlement Agreement

10.12 *	Resignation of Alfred Comeau as Director of the Company

14.1	Code of Ethics (Incorporated by reference to the Company’s Annual Report on Form 10-KSB filed with the Commission on April 11, 2007, File No. 000-30095.)

21.1	Schedule of Subsidiaries of the Company (Incorporated by reference to the Company’s Annual Report on Form 10-KSB filed with the Commission on May 15, 2008, File No. 000-30095.)

31.1 *	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 *	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 *	Certification of Chief Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 101.INS	XBRL Instance Document (1)

Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document (1)

Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (1)

Exhibit 101.DEF	XBRL Taxonomy Extension Definitions Linkbase Document (1)

Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase Document (1)

Exhibit
Number	Description
Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (1)

* Filed herewith.

** Management contracts or compensatory plans or arrangements.

(1) Pursuant to Rule 406T of Regulation S-T, this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, and is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Wescorp Energy, Inc.

Date: August 19, 2011	By: /s/ Douglas Biles
Douglas Biles
Chief Executive Officer
(Principal Executive Officer)

Date: August 19, 2011	By: /s / Blaine Miciak
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

3.2	Amended and Restated Bylaws (Incorporated by reference to the Company’s Annual Report on Form 10- K filed with the Commission on April 15, 2009, File No. 000- 30095.)

4.1	Form of Common Stock Purchase Warrant dated March 15, 2005. (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on March 21, 2005, File No. 000- 30095.)

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

Exhibit
Number	Description
10.2	Hypothecation Agreement dated as of July 6, 2004 between the Company, the Trustee of the Abuelo Trust and Yearwood & Boyce. (Incorporated by reference to the Company’s Quarterly Report on Form 10-QSB filed with the Commission on August 26, 2004, File No. 000-30095.)

10.3	License Agreement dated and effective December 1, 2001 between Flowray and Flowstar Technologies, Inc. (Incorporated by reference to the Company’s Current Report on Form 8-K/A filed with the Commission on May 12, 2004, File No. 000-30095.)

10.4	Memorandum of Understanding, dated as of September 21, 2004 between the Company and Ellycrack AS (Incorporated by reference to Form 8-K filed on September 23, 2004.)

10.5 **	Employment Agreement dated as of September 1, 2007 by and among the Company and Douglas Biles (Incorporated by reference to Form 8-K filed on September 21, 2007.)

10.6 **	Employment Agreement dated as of September 1, 2007 between the Company and Scott Shemwell (Incorporated by reference to Form 8-K filed on September 21, 2007.)

10.7	Asset Purchase Agreement, dated as of December 18, 2007, by and among Wescorp Technologies Ltd., FEP Services Inc., Kyle Plante and Norman Plante (Incorporated by reference to Form 8-K filed on December 21, 2007.)

10.8	Agreement between Ellycrack AS and Wescorp Energy Inc. effective as of September 16, 2010. (Incorporated by reference to Form 8-K filed on October 9, 2010.)

10.9 *	Employment Agreement dated as of January 1, 2010 between the Company and Robert Power

10.10	Unilateral Liability Release dated December 15, 2010

10.11	Form of Settlement Agreement

10.12 *	Resignation of Alfred Comeau as Director of the Company

14.1	Code of Ethics (Incorporated by reference to the Company’s Annual Report on Form 10-KSB filed with the Commission on April 11, 2007, File No. 000-30095.)

21.1	Schedule of Subsidiaries of the Company (Incorporated by reference to the Company’s Annual Report on Form 10-KSB filed with the Commission on May 15, 2008, File No. 000-30095.)

31.1 *	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 *	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 *	Certification of Chief Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 101.INS	XBRL Instance Document (1)

Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document (1)

Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (1)

Exhibit 101.DEF	XBRL Taxonomy Extension Definitions Linkbase Document (1)

Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase Document (1)

Exhibit
Number	Description
Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (1)

* Filed herewith.

** Management contracts or compensatory plans or arrangements.

(1) Pursuant to Rule 406T of Regulation S-T, this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, and is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended and otherwise is not subject to liability under these sections.