Form 10-Q
period 2011-09-30
WESCORP ENERGY INC
filed 2011-11-21
CIK 1069489

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2011

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number 000-30095

WESCORP ENERGY INC.
(Exact name of registrant as specified in its charter)

Delaware	98-0447716
State or other jurisdiction of	(I.R.S. Employer
incorporation or organization	Identification No.)

2800 First Canadian Centre, 350 - 7th Avenue S. W., Calgary, Alberta T2P 3N9
(Address of principal executive offices) (Zip Code)

(403) 668-5540
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

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [ ] No [X]

Number of shares outstanding of the registrant’s class of common stock as of November 10, 2011 was 148,947,700.

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

Wescorp Energy Inc.

REPORT ON FORM 10-Q

FOR THE PERIOD ENDED SEPTEMBER 30, 2011

Table of Contents

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

WESCORP ENERGY INC.
CONSOLIDATED BALANCE SHEETS
(A Development Stage Company)

	September 30,	December 31,
	2011	2010
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash	$18,254	$430,549
Accounts receivable	2,399	2,600
Prepaid expenses	14,697	15,069
Current assets of discontinued operations	7,057	30,157
TOTAL CURRENT ASSETS	42,407	478,375

EQUIPMENT, net	5,822	6,846
TOTAL ASSETS	$48,229	$485,221

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable	$1,272,087	$754,220
Accrued liabilities	1,314,778	1,241,579
Notes payable	695,025	2,490,428
Agreement payable	2,910,517	4,081,867
Due to related parties	245,787	369,084
Current liabilities of discontinued operations	696,167	745,116
TOTAL CURRENT LIABILITIES	7,134,361	9,682,294

STOCKHOLDERS' DEFICIT
Preferred stock, 50,000,000 shares authorized, $0.0001 par value; no shares issued
Common stock, 250,000,000 shares authorized, $0.0001 par value; 137,882,368 and 120,498,559 shares issued and outstanding, respectively	13,789	12,052
Additional paid-in capital	49,964,079	48,132,686
Deferred compensation	-	(5,918)
Obligation to issue shares	1,218,429	1,177,780
Accumulated other comprehensive income	274,698	191,643
Accumulated deficit	(54,215,178)	(54,215,178)
Deficit accumulated in the development stage	(4,341,949)	(4,490,138)
TOTAL STOCKHOLDERS' DEFICIT	(7,086,132)	(9,197,073)
TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT	$48,229	$485,221

The accompanying notes are an integral part of these consolidated financial statements.

WESCORP ENERGY INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(A Development Stage Company)
(Unaudited)

					Cumulative
					Results From
					January 1, 2010
	Three Months Ended September 30,		Nine Months Ended September 30,		to
	2011	2010	2011	2010	September 30, 2011

EXPENSES
Wages and benefits	$120,551	$137,589	$628,089	$456,153	1,281,754
Wages - stock based	166,800	924,000	166,800	924,000	1,090,800
Consulting	162,167	128,156	501,662	325,790	1,117,470
Consulting - stock based	-	-	-	163,800	163,800
Office	72,981	88,187	212,670	232,300	519,844
Advertising and investor relations	49,998	106,909	203,044	294,754	586,472
Advertising and investor relations - stock based	-	-	-	35,600	184,600
Travel	61,573	44,775	149,472	139,960	343,157
Legal and accounting	49,457	61,144	128,122	239,875	423,358
Bad debts	-	-	8,261	-	128,498
Equipment operating costs	42,206	27,800	329,175	73,639	433,852
Insurance	17,403	21,070	54,582	69,235	145,093
Depreciation and amortization	345	-	1,024	1,228	2,252
Interest, finance and bank charges	(251,445)	81,750	(96,132)	274,695	286,409
Directors fees	(33,000)	4,262	(8,082)	24,439	23,193
Interest accreted on financial instruments	-	-	-	168,600	168,600
Beneficial conversion interest	-	-	-	6,360	6,360
TOTAL OPERATING EXPENSES	459,036	1,625,642	2,278,687	3,430,428	6,905,512

LOSS FROM OPERATIONS	(459,036)	(1,625,642)	(2,278,687)	(3,430,428)	(6,905,512)

OTHER INCOME (EXPENSE)
Gain (loss) on agreement payable	(768,138)	78,070	1,145,350	(1,188,858)	(1,750,148)
Foreign currency gain (loss)	108,398	(22,606)	84,697	(12,396)	39,716
Gain (loss) on settlement of debt	1,224,257	-	1,214,937	(36,023)	1,178,914
Gain on disposal of subsidiaries	-	86,984	-	86,984	86,984
Loss on impairment in value of investment	-	-	-	-	(29,592)
Gain on settlement of agreement payable	-	-	-	-	3,486,867
Gain on disposition of assets	-	-	1,422	-	1,422
TOTAL OTHER INCOME (EXPENSE)	564,517	142,448	2,446,406	(1,150,293)	3,014,163

INCOME (LOSS) FROM CONTINUING OPERATIONS	105,481	(1,483,194)	167,719	(4,580,721)	(3,891,349)

INCOME (LOSS) FROM DISCONTINUED OPERATIONS	(324)	121,170	(19,530)	215,824	(450,600)

NET INCOME (LOSS)	105,157	(1,362,024)	148,189	(4,364,897)	(4,341,949)

OTHER COMPREHENSIVE INCOME
Foreign currency translation gain (loss)	80,302	4,473	57,055	(1,265)	44,274
Unrealized gain (loss) on financial instruments	(8,000)	39,200	26,000	111,200	146,000
	72,302	43,673	83,055	109,935	190,274

COMPREHENSIVE INCOME (LOSS)	$177,459	$(1,318,351)	$231,244	$(4,254,962)	$(4,151,675)

INCOME (LOSS) FROM CONTINUING OPERATIONS BASIC AND DILUTED NET INCOME (LOSS) PER SHARE	$0.00	$(0.01)	$0.00	$(0.05)

INCOME (LOSS) FROM DISCONTINUED OPERATIONS BASIC AND DILUTED NET INCOME (LOSS) PER SHARE	$0.00	$0.00	$0.00	$0.00

WEIGHTED AVERAGE NUMBER COMMON SHARES OUTSTANDING - BASIC AND DILUTED	130,970,506	104,818,695	126,261,397	100,600,094

The accompanying notes are an integral part of these consolidated financial statements.

WESCORP ENERGY INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(A Development Stage Company)
(Unaudited)

			Cumulative
			Results From
			January 1, 2010
	Nine Months Ended September 30,		to
	2011	2010	September 30, 2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$148,189	$(4,364,897)	$(4,341,949)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	1,024	1,228	2,252
Stock-based compensation	166,800	1,123,400	1,439,200
Interest accreted on financial instruments	-	168,600	168,600
Beneficial conversion interest	-	6,360	6,360
Gain on settlement of agreement payable	-	-	(3,486,867)
Gain on disposition of assets	(1,422)	-	(1,422)
Gain on disposal of subsidiaries	-	(86,984)	(86,984)
Fair value of common stock issued for services	39,289	203,306	376,605
Loss (gain) on settlement of debt	(1,214,937)	36,023	(1,178,914)
Amortization of deferred share compensation	5,918	21,576	33,543
Penalty for late delivery of shares	(1,145,350)	1,188,858	1,750,148
Loss (income) from discontinued operations	19,530	(215,824)	450,600
Changes in operating assets and liabilities:
Accounts receivable	201	(11,255)	103,445
Prepaid expenses	372	(259)	(1,797)
Accounts payable and accrued liabilities	1,006,577	629,098	1,819,872
Net cash used in operating activities	(973,809)	(1,300,770)	(2,917,716)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	-	-	(6,846)
Cash utililzed in disposition of subsidiaries	-	(780)	(780)
Proceeds from disposition of assets	1,422	-	1,422
Net cash (used in) provided by investing activities	1,422	(780)	(6,204)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on notes payable	(39,403)	-	(108,371)
Proceeds from notes payable	96,160	338,616	334,776
Proceeds from convertible debentures	-	99,278	100,000
Repayments on debentures payable	-	-	(47,775)
Increase in amounts due to related parties	-	145,665	150,810
Proceeds from issuance of common stock	-	-	1,138,282
Private placement issuance costs	-	(19,447)	(19,447)
Proceeds received from private placement	498,330	287,500	856,802
Net cash provided by financing activities	555,087	851,612	2,405,077
CASH FLOWS FROM (USED BY) DISCONTINUED OPERATIONS	(16,869)	358,090	417,796
Effect of exchange rates	21,874	(3,917)	1,015
Net decrease in cash	(412,295)	(95,765)	(100,032)
Cash, beginning of period	430,549	118,286	118,286
Cash, end of period	$18,254	$22,521	$18,254
SUPPLEMENTAL CASH FLOW DISCLOSURES:
Cash paid for:
Interest	$8,922	$31,164	$98,387
Income taxes	$-	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

WESCORP ENERGY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
September 30, 2011

NOTE 1 – BASIS OF PRESENTATION

These unaudited interim consolidated financial statements do not include all information and footnotes required by US GAAP for complete financial statement disclosure. However, except as disclosed herein, there have been no material changes in the information contained in the notes to the audited consolidated financial statements for the year ended December 31, 2010, included in the Company’s Form 10-K, which was filed with the Securities and Exchange Commission. These unaudited interim consolidated financial statements should be read in conjunction with the audited financial statements included in the Form 10-K. In the opinion of management, all adjustments considered necessary for fair presentation and consisting solely of normal recurring adjustments have been made. Operating results for the nine months ended September 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011.

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

The Company reached a settlement with one of the former Vasjar shareholders on April 12, 2011; however, the Company has not yet been able to reach an agreement with the other former Vasjar shareholder. Under the terms of the agreement, the Company issued 980,000 common shares and 4,020,000 restricted common shares on April 19, 2011, valued at $0.12 per share, to settle the claim made by the former Vasjar shareholder. The Company is to have all restrictions removed from the restricted shares within 14 months of this agreement.

The valuation of the penalty common shares in relation to the former Vasjar shareholder with which the Company has not yet reached a settlement resulted in other income in the amount of $1,145,350 for the nine months ended September 30, 2011. As at September 30, 2011, the Company has recorded an estimated 38,806,894 in common shares valued at $2,880,517.

There is a measurement uncertainty as to the actual value of this obligation as it is impacted by the market price of the common shares. Accordingly, the actual loss from the Vasjar purchase agreement is contingent upon future events.

NOTE 3 – DISCONTINUED OPERATIONS

During fiscal 2009, the Company determined to exit the electronic metering business. On January 5, 2010, the Company sold a substantial portion of its assets related to the electronic metering business. The Company had operated its electronic metering systems business through its subsidiary Flowstar Technologies Inc.

The Company also discontinued operations in its subsidiary Raider Chemical Inc. As a result the Company has left the drilling-related products and services business.

The following table summarizes the operating results of the discontinued operations for the periods September 30, 2011 and 2010 (unaudited):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenue	$-	$444,422	$-	$1,218,833
Cost of sales	-	249,621	-	759,798
	-	194,801	-	459,035
Expenses	324	73,631	19,530	243,211
Income (loss) from discontinued operations	$(324)	$121,170	$(19,530)	$215,824

The following table sets forth the assets and liabilities of the discontinued operations.

	September 30,	December 31,
	2011	2010
	(unaudited)
Accounts receivable	$-	$11,448
Inventories	-	10,441
Prepaids	7,057	8,268
Total assets of discontinued operations	$7,057	$30,157

Accounts payable and accrued liabilities	$641,172	$687,675
Current portion of notes payable	54,995	57,441
Total liabilities of discontinued operations	$696,167	$745,116

NOTE 4 – NOTE PAYABLE

During the nine months ended September 30, 2011 the Company received proceeds of $96,160 with respect to an unsecured note payable that is due on demand and bears interest at a rate of 10% per annum. Related to this note are repayments in the amount of $39,403 during the same period.

On August 16, 2011, the Company entered into an agreement with the holder of this note payable to issue 10,202,055 units to repay $2,040,411 in principal and accrued interest on this note. Each unit consists of one common share of the Company and one warrant that allows the holder to purchase common shares of the Company at $0.50 up to 2 years from the date of issue, $0.75 after 2 years but before 3 years from date of issue, $1.00 after 3 years but before 4 years from date of issue, $1.25 after 4 years but before 5 years from date of issue.

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

In March 2011, in connection with three settlement agreements, the Company issued 863,999 shares of common stock in settlement of $87,434 owed with respect to outstanding accounts payables.

In July 2011, the Company issued 317,755 shares of common stock to settle obligations totalling $39,289 incurred pursuant to the terms of two consulting agreements.

NOTE 6 – JOINT VENTURE AGREEMENT

On April 6, 2011, the Company entered into an agreement with Allied Holdings Group, Inc. (“Allied”) to pursue certification of the Company's H2Omaxx clean water technology for international maritime vessel operations. The Company will provide the H2Omaxx technology and technical support and Allied will focus on international and US certification for H2Omaxx as well as market development and funding. The joint venture, known as Wescorp Marine, Inc. (“WMI”), is a Delaware corporation owned 65% by the Company and 35% by Allied. WMI will have the exclusive rights to develop the H2Omaxx technology.

NOTE 7 – RELATED PARTY TRANSACTION

On August 22, 2011, the Company entered into an agreement with a former officer and director of the Company to repay a note payable in the amount of $137,319 in principal and accrued interest in exchange for 1,525,767 units. Each unit consists of one common share of the Company and one warrant that allows the holder to purchase one common share of the Company at a price of $0.15 per share. The warrants expire twelve months after the issuance of the units.

NOTE 8 – SUBSEQUENT EVENTS

On November 9, 2011, the Company completed the closing of a private placement in which it issued 11,065,332 units (the “2011 Units”) of common stock and warrants, with each unit consisting of (i) one share of common stock of the Company and (ii) one warrant entitling its owner to purchase one share of the common stock of the Company at a price of $0.15 per share, for a period of 12 months. The aggregate price paid for the 2011 Units was $996,641. Included in this closing, the Company also completed the conversion of $137,319 of its outstanding principal and interest on a note payable owed to a former officer and director of the Company, to equity through the exchange of that debt as consideration for the issuance of 1,525,767 units of common stock and warrants.

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

Overview

Wescorp Energy Inc. is a clean water technology company. Wescorp works with three technologies: the H2Omaxx oil-water separation technology, the HCXT oil-solids technology, and a desalinization technology. During the first nine months of 2011 Wescorp focused on commercializing its key technology, the H2Omaxx, which significantly reduces hydrocarbon-contaminatedwater-treatment and disposal costs for oil and gas producers. The H2Omaxx also has applications to the marine (shipping) andother industries which use hydrocarbons.

During the first nine months of 2011, we operated primarily through one Strategic Business Unit, or SBU: Total Fluid Solutions Inc. (“Total Fluid”), which holds non-exclusive rights to utilize, with respect to hydrocarbons, H2Omaxx, and exclusive rights to HCXT.

Our corporate offices are located at 2800 First Canadian Centre, 350 – 7th Avenue S.W., Calgary, Alberta, Canada T2P 3N9, and our telephone number there is (403) 668-5540. Our website is http://www.wescorpenergy.com.

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

On December 18, 2007, Wescorp Technologies Ltd, our wholly-owned subsidiary, executed and closed an Asset Purchase Agreement with FEP Services, Inc. (“FEP”), pursuant to which Wescorp Technologies acquired certain non-exclusive rights to one water remediation technology and exclusive rights to two water remediation technologies and assets that we used to create two new business units - Total Fluid Solutions Inc. (“Total Fluid”) and Raider Chemical Corporation (“Raider”). The three technologies address, respectively, remediating three separate contaminates in oilfield water as the result of the exploration for, and production of, oil and gas, in particular, solids and hydrocarbon:

a.

Total Fluid – Our wholly owned subsidiary, Total Fluid Solutions Inc., owns non-exclusive rights to the use of the H2Omaxx oil-water separation technology with regard to hydrocarbons. The original aerator patents used in the H2 Omaxx technology have expired, however Process Patents covering the H2Omaxx have been applied for in the United States and Canada. We also have exclusive rights to the HCXT solids-oil separation technology that is not patented, but is held as a trade secret. With these technologies, we hope to be able to remediate two of the main contaminates (solids, hydrocarbon) in oilfield water as the result of exploration for, and production of, oil and gas.

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

The Company currently has no revenue from operations and has yet to reach profitability. During the nine months ended September 30, 2011, we experienced negative cash flows. If we continue to experience negative cash flows, then we will have to continue to fund our operations by the issuance of new equity and/or the assumption of debt. There can be no assurance that we will be successful in these regards, which would significantly affect our ability to execute our business plan. Management is seeking new capital, as discussed below.

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

Total Fluid Solutions

Our wholly owned subsidiary, Total Fluid Solutions Inc., holds non-exclusive proprietary information to the H2Omaxx oil-water separation technology with respect to hydrocarbons. The original aerator patents used in the H2Omaxx technology haveexpired; however, Process Patents covering the H2Omaxx have been applied for in the United States and Canada. We also hold non-exclusive proprietary rights to the HCXT solids-oil separation technology that is not patented, but is held as a trade secret. With these technologies, we hope to be able to remediate two of the main contaminates (solids, hydrocarbon) in oilfield water that result from the exploration for, and production of, oil and gas.

The H2Omaxx uses an aeration process that is expected to reduce the hydrocarbon content from the conventional 5,000 to 30,000 parts per million range to less than 10 parts per million. The H2Omaxx can remove hydrocarbon contaminants and ultrasmall solids from industrial water, often without the need for chemicals, filters, heat, or long-term gravity storage. The H2Omaxx technology has a wide potential for various oil and gas water uses, both onshore and offshore.

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

Results from Operations

Three Months Ended September 30, 2011 Compared to Three Months Ended September 30, 2010

Revenues

The Company had no sales, and no revenues, for the quarter ended September 30, 2011 or September 30, 2010. The Company continues to market its H2Omaxx operating units for sale and/or lease.

Expenses

Operating expenses for the quarter ended September 30, 2011 were $459,036 versus $1,625,642 for the quarter ended September 30, 2010, a decrease of $1,166,606. The largest decreases in operating expenses were in stock-based wages; interest, finance and bank charges; advertising and investor relations; directors’ fees; wages and benefits; office; legal and accounting; and insurance as explained below.

During the quarter ended September 30, 2011, 1,316,710 options to purchase common shares pursuant to an employment agreement for an executive officer vested and were valued at $166,800. In the same period for 2010, 7,291,937 options to purchase common shares pursuant to an employment agreement for an executive officer vested and were valued at $924,000. Thus, the Company had a decrease of $757,200 in stock-based wages during the three months ended September 30, 2011 compared to the three months ended September 30, 2010.

We recorded a recovery of interest, finance and bank charges in the amount of $251,445 for the quarter ended September 30, 2011 compared to an expense of $81,750 incurred during the quarter ended September 30, 2010. During the quarter ended September 30, 2011, management determined that an accrual made in a prior year for a potential commission related to debt that was converted to equity in 2010 would not have to be paid. As a result the Company had a reversal of $192,468 in accrued financing fees. The Company also entered into a settlement agreement with the holder of a note payable during the quarter ended September 30, 2011. Under the terms of the settlement agreement the note holder agreed to forgo charging interest on the note after November 24, 2010. As a result of this settlement agreement $83,533 in previously accrued interest charges were reversed. In addition, during the quarter ended September 30, 2011, the Company entered into a settlement agreement with a director and officer of the Company who held a note payable. Under the terms of the settlement agreement it was agreed that no interest would be charged on the note after November 24, 2010. As a result of this settlement agreement $8,832 in previously accrued interest charges were reversed. No similar reversals were incurred in the quarter ended September 30, 2010.

Advertising and investor relations expenses decreased by $56,911 to $49,998 for the quarter ended September 30, 2011 versus $106,909 reported for the quarter ended September 30, 2010. This decrease is a direct result of the contracts for investor relations consulting services in the quarter ended September 30, 2011 were for lower amounts than the contracts that existed during the quarter ended September 30, 2010.

During the quarter ended September 30, 2011, the Company incurred a recovery of $33,000 in directors’ fees compared to an expense of $4,262 for the same period in 2010. During the period ended September 30, 2011, amendments were made to the method in which directors are to be compensated. Under the new provisions for compensation of directors they are to receive options to purchase commons shares of the Company (“options”). In previous years directors were compensated through the issuance of common shares of the Company. All previous amounts accrued for the estimated directors’ compensation related to the value of shares that could potentially be issued were reversed in the current period. The number of options to be issued and the terms related to the options have not yet been finalized.

Wages and benefits decreased to $120,551 during the quarter ended September 30, 2011 versus $137,589 during the quarter ended September 30, 2010, a decrease of $17,038. Savings can be attributed to not replacing employees who left the Company and the Company’s decision to lay off certain employees. These savings were offset by an increase attributed to the employment contract of our executive chairman, Mr. Robert Power (“Power”), which was entered into on September 24, 2010, to be effective as of January 1, 2010. Under the terms of the contract, the annual base compensation is approximately $288,780 (CAD $300,000), which Power elected to be paid in cash for the year 2011. The average exchange rate for the Canadian dollar compared to the US dollar increased by approximately 6.0% for the quarter ended September 30, 2011 compared to the same quarter in 2010. As all employees are paid in Canadian dollars instead of US dollars, some additional costs were also incurred due to the strengthening of the Canadian dollar when compared to the US dollar as explained above.

Office expenses for the three months ended September 30, 2011 were $72,981 compared to $88,187 for the three months ended September 30, 2010. The decrease of $15,206 is primarily a result of no longer having any obligations related to certain long-term leases and short-term rentals of space during the three months ended September 30, 2011 that were in place for the same period of 2010. In addition, costs for telephone services also decreased in the quarter ended September 30, 2011 when compared to the quarter ended September 30, 2010.

Legal and accounting costs for the three months ended September 30, 2011, were $49,457, which was a decrease of $11,687 compared to the corresponding period of 2010. The decrease in the quarter ended September 30, 2011, is directly related to a significantly lower accrual for the estimated 2011 audit fees for the three months ended September 30, 2011 when compared to the corresponding period for 2010.

Insurance expense for the quarter ended September 30, 2011, was $17,403 compared to $21,070 for the quarter ended September 30, 2010. The decrease is due to a decrease in our comprehensive insurance premiums.

The above decreases were partially offset by increases in consulting; travel; and equipment operating costs as explained below.

Consulting fees incurred in the three-month period ended September 30, 2011, in the amount of $162,167, were $34,011 higher than the $128,156 incurred in the same period for 2010. This increase is a direct result of costs associated with consulting contracts utilized during the quarter ended September 30, 2011, were for higher amounts than those that were utilized during the quarter ended September 30, 2010. As most of the consultants are paid in Canadian dollars instead of US dollars, some additional costs were also incurred due to the strengthening of the Canadian dollar when compared to the US dollar.

Travel expenses during the quarter ended September 30, 2011 increased to $61,573 versus the $44,775 incurred in the quarter ended September 30, 2010. This increase can be attributed to an increase in travel expenses for executive officers in the quarter ended September 30, 2011, versus the same period for 2010.

During the quarter ended September 30, 2011, expenses in the amount of $42,206 were incurred for equipment operating costs compared to $27,800 for the quarter ended September 30, 2010, an increase of $14,406. This increase is due to additional costs required to train new operators, and running demonstrations of the ten thousand barrel per day H2Omaxx unit for testing at potential customer sites in the quarter ended September 30, 2011 versus the costs incurred to run the two thousand barrel per day H2Omaxx unit for testing at a potential customer site in the same period in 2010.

Other Income and Expenses

For the quarter ended September 30, 2011, other income has increased by $422,069 from the same period in 2010. This increase is the net result of the matters described below.

On April 12, 2011, the Company entered into a liability release agreement with one of the former Vasjar shareholders. Under the terms of the agreement, the Company agreed to issue 5,000,000 common shares to settle the claim made by the former Vasjar shareholder. In return the former Vasjar shareholder has released all claims against the Company. This transaction was accounted for in the year ended December 31, 2010 financial statements and therefore has no impact on the September 30, 2011 financial statements. We did not deliver free-trading shares called for under Tranche 2, Stage Three of the agreement to acquire the outstanding shares of Vasjar, and we have accounted for certain penalty shares that may be due to the other former Vasjar shareholder for each month that the shares are not delivered. Based on discussions with the other former Vasjar shareholder, management has determined that no additional shares needed to be accrued to satisfy the outstanding claim subsequent to March 31, 2011. This accounting resulted in an expense related to Tranche 2, Stage Three of the agreement in the amount of $768,138 being recorded for the quarter ended September 30, 2011, (September 30, 2010 – other income of $78,070) which reflects the shares potentially needed to be delivered and the closing trading price of Wescorp shares as at September 30, 2011. We do not agree that the other former Vasjar shareholder is entitled to all these shares, but we intend to account for the shares in this manner until the matter is resolved. Wescorp continues to attempt to reach a settlement with the other former shareholder.

The foreign currency gain of $108,398 for the quarter ended September 30, 2011 is a direct result of the Canadian dollar being weaker than the U.S. dollar at September 30, 2011 when compared to June 30, 2011. Many payables are denominated in Canadian dollars, and as that currency weakens, exchange gains result when payables are settled. The foreign currency loss of $22,606 for the quarter ended September 30, 2010, is a direct result of the Canadian dollar being stronger than the U.S. dollar at September 30, 2010, when compared to June 30, 2010. Many payables are denominated in Canadian dollars, and as that currency strengthens, exchange losses result when payables are settled.

The $1,224,257 gain on the settlement of debt incurred in the three months ended September 30, 2010, is the result of the Company settling the principal and accrued interest balance of notes payable in the amount of $2,040,411 in exchange for 10,202,055 units of the Company valued at $816,154.

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

In October 2010, the major customer of the Company’s subsidiary Raider Chemical Corporation (“Raider”) gave notice that it was no longer going to be purchasing any more product from Raider. As a result, the Company determined that it would exit the drilling-related products and related services business.

After taxes, the Company had a loss from discontinued operations of $324 in the quarter ended September 30, 2011 compared to income of $121,170 for the quarter ended September 30, 2010.

Net Income

The net income for the quarter ended September 30, 2011 of $105,157 compared to a net loss of $1,362,024 for 2010 is due to the net effect in the third quarter of 2011 of the decrease in operating expenses of $1,166,606, and the increase in other income of $422,069, offset by the increase in the loss from discontinued operations of $121,494 as set forth above.

Nine Months Ended September 30, 2011 Compared to Nine Months Ended September 30, 2010

Revenues

The Company had no sales, and no revenues, for the nine months ended September 30, 2011. The Company continues to market its H2Omaxx operating units for sale and/or lease.

Expenses

Operating expenses for the nine months ended September 30, 2011 were $2,278,687 versus $3,430,428 for the nine months ended September 30, 2010, a decrease of $1,151,741. The largest decreases in operating expenses were in stock-based wages; interest, finance, and bank charges; interest accreted on financial instruments; stock-based consulting; legal and accounting; advertising and investor relations; stock-based advertising and investor relations; directors’ fees; office; insurance; and beneficial conversion interest as explained below.

During the nine months ended September 30, 2011, 1,316,710 options to purchase common shares pursuant to an employment agreement for an executive officer vested and were valued at $166,800. In the same period for 2010, 7,291,937 options to purchase common shares pursuant to an employment agreement for an executive officer vested and were valued at $924,000. Thus, the Company had a decrease of $757,200 in stock-based wages during the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010.

We recorded a recovery of interest, finance and bank charges in the amount of $96,132 for the nine months ended September 30, 2011 compared to an expense of $274,695 incurred during the nine months ended September 30, 2010. During the nine months ended September 30, 2011, management determined that an accrual made in a prior year for a potential commission related to debt that was converted to equity in 2010 would not have to be paid. As a result the Company had a reversal of $192,468 in accrued financing fees. The Company also entered into a settlement agreement with the holder of a note payable during the nine months ended September 30, 2011. Under the terms of the settlement agreement the note holder agreed to forgo charging interest on the note after November 24, 2010. As a result of this settlement agreement, $4,993 in previously accrued interest charges was reversed. In addition, during the nine months ended September 30, 2011, the Company entered into a settlement agreement with a director and officer of the Company who held a note payable. Under the terms of the settlement agreements, it was agreed that no interest would be charged on the note after November 24, 2010. As a result of this settlement agreement $718 in previously accrued interest charges were reversed. No similar reversals were incurred in the nine months ended September 30, 2010. Also, during the nine months ended September 30, 2010, the Company paid financing fees in the amount of $42,862 related to debenture extension agreements, and new debt incurred in the nine months. No similar costs were incurred in the nine months ended September 30, 2011.

During the nine months ended September 30, 2010, in connection with prior extensions during 2008 and 2009 of certain of the Company’s obligations under its 14% Redeemable Convertible Secured Debentures and its 14% Redeemable Secured Debentures, the Company issued to the holders of the debentures warrants to purchase an aggregate of 1,100,000 shares of the Company’s common stock with an exercise price of $0.20 per share. The warrants are exercisable for a period of two years and warrants to purchase an aggregate of 100,000 shares of the Company’s common stock with an exercise price of $.40 per share which are exercisable for a period of two years. These warrants were valued at $168,600, which resulted in interest accretion related to the warrants being charged to operations in the nine months ended September 30, 2010. No costs of this nature were incurred in the nine months ended September 30, 2011 as there were no warrants related to financial instruments issued during this period.

During the nine months ended September 30, 2010, 969,439 options to purchase common shares pursuant to a consulting services agreement with a former Chief Financial Officer vested and were valued at $163,800. In the same period for 2011, no options to purchase common shares pursuant to consulting services agreements vested. Thus, the Company had a decrease of $163,800 in stock-based consulting costs during the nine months ended September 30, 2011 when compared to the nine months ended September 30, 2010.

Legal and accounting costs for the nine months ended September 30, 2011, were $128,122, which was a decrease of $111,753 compared to the corresponding period of 2010. The decrease in the nine months ended September 30, 2011, is directly related to the over-accrual of estimated audit fees at December 31, 2010, which was reversed in the current period. In addition, legal fees for SEC compliance, patents, review of contracts, and receivable collections incurred in the nine months ended September 30, 2011 were lower than the fees incurred in the corresponding period of 2010 regarding the disposition of the Flowstar business unit, review of the Cancen contract, issuance of warrants relating to debenture extensions, issuance of new debentures, and matters related to Abuela and Epitithia Trusts. Also, accruals for the annual estimated audit were lower in the nine months ended September 30, 2011 than those made in the same period of 2010.

Advertising and investor relations expenses decreased by $91,710 to $203,044 for the nine months ended September 30, 2011 versus $294,754 reported for the nine months ended September 30, 2010. This decrease primarily results from the contracts for investor relations consulting services in the nine months ended September 30, 2011 being for lower amounts than the contracts that existed during the nine months ended September 30, 2010. In addition, certain costs were incurred in the first nine months of 2010 for presentations to potential investors and for website development that were not incurred in the first nine months of 2011.

During the nine months ended September 30, 2010, 125,000 options to purchase common shares pursuant to investor relations agreements vested and were valued at $35,600. In the same period for 2011, no options to purchase common shares pursuant to investor relations agreements vested and therefore no costs were incurred during this period. Thus, the Company had a decrease of $35,600 in stock-based advertising and investor relations costs during the nine months ended September 30, 2011 when compared to the nine months ended September 30, 2011.

During the nine months ended September 30, 2011, the Company incurred a recovery of $8,082 in directors’ fees compared to an expense of $24,439 for the same period in 2010. During the period ended September 30, 2011, amendments were made to the method in which directors are to be compensated. Under the new provisions for compensation of directors they are to receive options to purchase commons shares of the Company (“options”). In previous years directors were compensated through the issuance of common shares of the Company. All previous amounts accrued for the estimated directors’ compensation related to the value of shares that could potentially be issued were reversed in the current period. The number of options to be issued and the terms related to the options have not yet been finalized.

Office expenses for the nine months ended September 30, 2011 were $212,670 compared to $232,300 for the nine months ended September 30, 2010. The decrease of $19,630 is primarily a result of the elimination of obligations related to certain long-term leases and short-term rentals of space during the nine months ended September 30, 2011 that were in place for the entire nine month period of 2010. In addition, costs for telephone services also decreased in the nine months ended September 30, 2011 when compared to the nine months ended September 30, 2010. Also contributing to the decrease in office expenses is the disposition of the Company’s interest in Vasjar in the nine months ended September 30, 2010, and the resulting reduction in expenses required to operate the related subsidiaries.

Insurance expense for the nine months ended September 30, 2011, was $54,582 compared to $69,235 for the nine months ended September 30, 2010. The decrease is due to a decrease in our comprehensive insurance premiums.

To account for the issuance of the Company’s $98,573 debentures which were convertible to shares in the Company at a price of $0.175 per share, a beneficial conversion feature of $6,360 was recorded as a charge to operations in the nine months ended September 30, 2010. No similar costs were incurred in the nine months ended September 30, 2011 as there were no financial instruments that required this charge during this period.

The above increases were partially offset by decreases in equipment operating costs; wages and benefits consulting; travel and bad debts as explained below.

During the nine months ended September 30, 2011, expenses in the amount of $329,175 were incurred for equipment operating costs compared to $73,639 for the nine months ended September 30, 2010, an increase of $255,536. This increase can be attributed to the purchase of ten new aerators in the amount of approximately $256,000 (CAD $250,000) which will be used in the construction of new H2Omaxx units and replacements for aerators in existing units when they malfunction. As no existingcontracts exist for the sale of new H2Omaxx units the costs for the aerators have been expensed in the period they were acquired.

Wages and benefits increased to $628,089 during the nine months ended September 30, 2011 versus $456,153 during the nine months ended September 30, 2010, an increase of $171,936. Most of increase can be attributed to the employment contract of our executive chairman, Mr. Robert Power (“Power”), which was entered into on September 24, 2010, to be effective as of January 1, 2010. Under the terms of the contract, the annual base compensation is approximately $288,800 (CAD $300,000), which Power elected to be paid in cash for the year 2011. Also as part of the compensation, Power will receive a one-time incentive payment of approximately $144,390 (CAD $150,000) which Power has elected to be paid in cash and which has been accrued in the financial statements for the nine months ended September 30, 2011. The average exchange rate for the Canadian dollar compared to the US dollar increased by approximately 5.9% for the nine months ended September 30, 2011 compared to the same nine months in 2010. As all employees are paid in Canadian dollars instead of US dollars, some additional costs were also incurred due to the strengthening of the Canadian dollar when compared to the US dollar. These increases were partially offset by savings that can be attributed to not replacing employees who left the Company and the Company’s decision to lay off certain employees.

Consulting fees incurred in the nine-month period ended September 30, 2011, in the amount of $501,662, were $175,872 higher than the $325,790 incurred in the same period for 2010. Contracts with consultants in the nine months ended September 30, 2011 when compared to the same period in 2010 resulted in additional consulting fees of approximately $227,000. As most of the consultants are paid in Canadian dollars instead of US dollars, some additional costs were also incurred due to the strengthening of the Canadian dollar when compared to the US dollar as explained above. Under the terms of consulting contracts that existed at September 30, 2010, we were required to issue 200,000 common shares that were valued at $50,400. No corresponding costs for consulting fees paid with shares were incurred in the nine months ended September 30, 2011 which partially offsets the above increases in the costs for consulting contracts incurred in the nine months ended September 30, 2011.

Travel expenses during the nine months ended September 30, 2011 increased to $149,472 versus the $139,960 incurred in the nine months ended September 30, 2010. This increase can be attributed to an increase in travel expenses for executive officers in the nine months ended September 30, 2011, versus the same period for 2010. In addition, travel costs for Total Fluid increased to $67,457 in the nine months ended September 30, 2011 versus the $47,480 incurred in the same period for 2010. Offsetting these additional costs were savings from not doing presentations to potential investors in the US in the nine months ended September 30, 2011 which occurred in the corresponding period in 2010. In addition, the costs associated with vehicle lease contracts were at lower amounts in the nine months ended September 30, 2011 than similar contracts in the nine months ended September 30, 2010.

During the nine months ended September 30, 2011, it was determined that the receivable for the sublet of office space was questionable as to its collectability and was fully allowed for as bad debt. In the same period for 2010, no adjustments to receivable balances were required for uncollectable accounts. Thus, the Company had an increase of $8,261 in bad debts during the nine months ended September 30, 2011 when compared to the nine months ended September 30, 2010.

Other Income and Expenses

For the nine months ended September 30, 2011, other income has increased by $3,596,699 from the same period in 2010. This increase is the net result of the matters described below.

On April 12, 2011, the Company entered into a liability release agreement with one of the former Vasjar shareholders. Under the terms of the agreement, the Company agreed to issue 5,000,000 common shares to settle the claim made by the former Vasjar shareholder. In return the former Vasjar shareholder has released all claims against the Company. This transaction was accounted for in the year ended December 31, 2010 financial statements and therefore has no impact on the September 30, 2011 financial statements. We did not deliver free-trading shares called for under Tranche 2, Stage Three of the agreement to acquire the outstanding shares of Vasjar, and we have accounted for certain penalty shares that may be due to the other former Vasjar shareholder for each month that the shares are not delivered. Based on discussions with the other former Vasjar shareholder, management has determined that no additional shares needed to be accrued to satisfy the outstanding claim subsequent to March 31, 2011. This accounting resulted in other income of $1,145,350 being recorded for the nine months ended September 30, 2011, (September 30, 2010 – other expense of $1,188,858) which reflects the shares potentially needed to be delivered and the closing trading price of Wescorp shares as at September 30, 2011. Other income arose in the nine months ended September 30, 2011 as the closing price of Wescorp common shares at September 30, 2010 was $0.075, a drop of $0.065 per share from the closing price of Wescorp common shares at December 31, 2010. This large decrease in the share price reduced the estimated value of the liability with respect to Tranche 2, Stage Three from the amount that was estimated at December 31, 2010, and accordingly, other income was recorded in the nine months ended September 30, 2011. We do not agree that other former Vasjar shareholder is entitled to all these shares, but we intend to account for the shares in this manner until the matter is resolved. Wescorp continues to attempt to reach a settlement with the other former shareholder.

The foreign currency gain of $84,697 for the nine months ended September 30, 2011 is a direct result of the Canadian dollar being weaker than the U.S. dollar at September 30, 2011 when compared to December 31, 2010. Many payables are denominated in Canadian dollars, and as that currency weakens, exchange gains result when payables are settled. The foreign currency loss of $12,396 for the nine months ended September 30, 2010, is a direct result of the Canadian dollar being stronger than the U.S. dollar at September 30, 2010, when compared to December 31, 2009. Many payables are denominated in Canadian dollars, and as that currency strengthens, exchange losses result when payables are settled.

The $1,214,937 gain on the settlement of debt incurred in the nine months ended September 30, 2011, is the result of the Company settling the principal and accrued interest balance of notes payable in the amount of $2,040,411 in exchange for 10,202,055 units of the Company’s common stock and warrants valued at $816,154. Offsetting this gain was the $9,320 loss on the settlement of debt incurred in the nine months ended September 30, 2011, as a result of the Company settling trade payables in the amount of $87,434 in exchange for 863,999 common shares of the Company valued at $96,754. The $36,023 loss on the settlement of debt incurred in the nine months ended September 30, 2010, is the result of the Company settling the principal balance of $259,065 in debentures in exchange for 1,325,000 common shares of the Company valued at $295,088.

The gain on the disposition of assets in the amount of $1,422 for the nine months ended September 30, 2011, is the direct result of disposing of office equipment that was completely depreciated and was no longer being utilized by the Company.

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

After taxes, the Company had a loss from discontinued operations of $19,530 in the nine months ended September 30, 2011 compared to income of $215,824 for the nine months ended September 30, 2010.

Net Income

The net income for the nine months ended September 30, 2011 of $148,189 compared to a net loss of $4,364,897 for 2010 is due to the net effect in the first nine months of 2011 of the increase in other income of $3,596,699, and the decrease in operating expenses of $1,151,741, offset by the increase in the loss from discontinued operations of $235,354 as set forth above.

Liquidity and Capital Resources

Nine Months Ended September 30, 2011

From inception, we have been dependent on investment capital and debt financing as our primary sources of liquidity. Prior to our acquisition of Flowstar in 2004, we had not generated any revenue or income from our operations. We had an accumulated deficit at September 30, 2011 of $58,557,127.

As at September 30, 2011, we had current assets totaling $42,407 compared to $478,375 at the end of December 31, 2010. This decrease is a direct result of decrease in cash. Our cash position at September 30, 2011 decreased to $18,254 from the $430,549 balance we had at December 31, 2010. We used cash in operations of $973,809 in 2011 compared to $1,300,770 during 2010. Most of this amount relates to the operating loss adjusted for non-cash items totaling $1,980,959 for the nine months ended September 30, 2011 (2010 - $1,918,354). Changes in operating assets and liabilities are explained below.

The net cash used in operating activities was funded with $555,087 from financing activities for the nine months ended September 30, 2011 (September 30, 2010 – $851,612). The cash flow from financing activities for the nine months ended September 30, 2011 was primarily a result of: proceeds received from a private placement prior to issuing shares in the amount of $498,330, as compared to $287,500 proceeds for 2010. In the period ended September 30, 2011, we incurred debt of $96,160 from new notes payable, as compared to $338,616 received in 2010. During the period ended September 30, 2011 we repaid notes payable in the amount of $39,403 compared to $Nil repaid in the same period in 2010. In the nine months ended September 30, 2010 we also received $99,278 from the issuance of convertible debentures, and $145,665 in the form of a note from a corporation controlled by a director of the Company. Additional costs of $19,447 were incurred in relation to the issuance of private placements in the nine months ended September 30, 2010. Additional funding came from the proceeds received on the disposition of assets in the amount of $1,422 for the nine months ended September 30, 2011 (September 30, 2010 – Nil).

The Company had $7,134,361 in current liabilities as at September 30, 2011 compared to $9,682,294 as at the December 31, 2010. The cumulative agreement payable at September 30, 2011, is estimated at $2,910,517 and represents a non-financial obligation of the Company. The balance related to the penalty shares issuable pursuant to the Vasjar agreement was reduced during the nine months ended September 30, 2010 in the amount of $1,145,350 and are included in the balance for the agreement payable. The fair value of the 400,000 shares still owed pursuant to the agreement payable has been determined to be $30,000, a reduction of $26,000 from the amount included in the balance at December 31, 2010. Accounts payable and accrued liabilities increased in the amount of $591,066. Also, an additional $56,757 in new notes payable net of note repayments was incurred during the period.

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

On August 22, 2011, the Company entered into an agreement with a former director and officer of the Company to repay his note payable in the amount of $137,319 in principal and accrued interest in exchange for 1,525,767 units. Each unit consists of one common share of the Company and one warrant that allows the holder to purchase common shares of the Company at a price of $0.15 per share that expire twelve months after the issuance of the units.

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

We are currently in the process of seeking financing for our 2011 operations and investment plan. Our total anticipated funding requirement through the end of 2011 is estimated to be approximately between $1.5 million and $2.5 million. We believe that if we are able to obtain this financing for which there are no commitments and of which there is no assurance, our cash balances would be sufficient to carry on normal operations for the next three months, through the end of 2011, plus meet the cash requirements that may be needed for the building of the initial new H2Omaxx units. Any sale of additional equity securities, if undertaken, will result in dilution to our stockholders. There can be no assurance that additional financing will be available to us or on acceptable terms.

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

(a)        Disclosure Controls and Procedures. An evaluation was carried out under the supervision and with the participation of our management, including our Principal Financial Officer and Principal Executive Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report on Form 10-Q. Disclosure controls and procedures are procedures designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, such as this Form 10-Q, is recorded, processed, summarized and reported, within the time period specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and is communicated to our management, including our Principal Executive Officer and Principal Financial Officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on that evaluation, our Principal Financial Officer and Principal Executive Officer concluded that, as of September 30, 2011, our disclosure controls and procedures are effective to satisfy the objectives for which they are intended.

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

On July 5, 2011, the Company issued 181,208 shares of common stock for consulting fees in the amount of $27,000 to a consultant. These shares were issued for consulting fees at price of $0.149 per share. The shares were issued to the consultant as a private transaction under Section 4(2) of the Securities Act. This issuance qualified for this exemption from registration because (i) the consultant is an accredited investor; (ii) the Company did not engage in any general solicitation or advertising to market the securities; (iii) the consultant was provided the opportunity to ask questions and receive answers from the Company regarding the issuance; (iv) the securities were issued to a person with knowledge and experience in financial and business matters so that he is capable of evaluating the merits and risks of an investment in the Company; and (v) the consultant received “restricted securities”.

On July 18, 2011, the Company issued 136,547 shares of common stock for investor relations consulting fees in the amount of $12,289. These shares were issued for investor relations consulting fees at price of $0.09 per share. The shares were issued to one consultant as private transactions under Section 4(2) of the Securities Act. This issuance qualified for this exemption from registration because (i) the consultant is an accredited investor; (ii) the Company did not engage in any general solicitation or advertising to market the securities; (iii) the consultant was provided the opportunity to ask questions and receive answers from the Company regarding the issuance; (iv) the securities were issued to a person with knowledge and experience in financial and business matters so that he is capable of evaluating the merits and risks of an investment in the Company; and (v) the consultant received “restricted securities”.

On August 31, 2011, the Company issued 10,202,055 units at a price of $0.20 per unit to repay $2,040,411 in principal and accrued interest. Each unit consists of one common share of the Company and one warrant that allows the holder to purchase common shares of the Company as follows:

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

ITEM 5.	OTHER INFORMATION.

ITEM 6.	EXHIBITS.

Exhibit
Number	Description
2.1	Share Purchase and Subscription Agreement dated June 9, 2003 among the Company, 1049265 Alberta Ltd., Flowray, Flowstar, New Millennium Acquisitions Ltd. (“New Millennium”) and Gregory Burghardt. (Incorporated by reference to the Company’s Current Report on Form 8-K/A filed with the Commission on May 12, 2004, File No. 000-30095.)
2.2	Share Purchase Agreement dated as of January 14, 2004 between the Company and the Trustee of the Epitihia Trust. (Incorporated by reference to the Company’s Current Report on Form 8-K/A filed with the Commission on May 12, 2004, File No. 000-30095.)
2.3	Share Purchase Agreement dated as of January 14, 2004 between the Company and the Trustee of the Abuelo Trust. (Incorporated by reference to the Company’s Current Report on Form 8-K/A filed with the Commission on May 12, 2004, File No. 000-30095.)
2.4	Share Purchase and Subscription Amending Agreement dated January 14, 2004 among the Company, 1049265 Alberta Ltd., Flowray, Flowstar, New Millennium and Gregory Burghardt. (Incorporated by reference to the Company’s Current Report on Form 8- K/A filed with the Commission on May 12, 2004, File No. 000-30095.)
2.5	Share Purchase Agreement dated as of January 14, 2004 between the Company and Epitihia Trust. (Incorporated by reference to the Company’s Current Report on Form 8-K/A filed with the Commission on May 12, 2004, File No. 000-30095.)
2.6	Share Purchase Agreement dated as of January 14, 2004 between the Company and Abuelo Trust. (Incorporated by reference to the Company’s Current Report on Form 8-K/A filed with the Commission on May 12, 2004, File No. 000-30095.)
2.7	Share Purchase Option Agreement dated February 10, 2004 between the Company and Olav Ellingsen (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on April 9, 2004, File No. 000-30095.)
2.8	Amending Agreement dated as of June 16, 2004 between the Company and the Trustee of the Epitihia Trust. (Incorporated by reference to the Company’s Quarterly Report on Form 10-QSB filed with the Commission on August 26, 2004, File No. 000-30095.)
2.9	Amending Agreement dated as of June 16, 2004 between the Company and the Trustee of the Abuelo Trust. (Incorporated by reference to the Company’s Quarterly Report on Form 10-QSB filed with the Commission on August 26, 2004, File No. 000-30095.)
2.10	Purchase Agreement dated March 23, 2007 between the Company and 306538 Alberta Ltd. (Incorporated by reference to the Company’s Current Report on Form 8-k filed with the Commission on March 27, 2007, File No. 000-30095.)
2.11	Agreement and Plan of Merger between the Company and Strategic Decision Sciences, USA, Inc. dated as of September 5, 2007 (Incorporated by reference to Form 8-K filed on September 11, 2007.)
3.1	Restated Articles of Incorporation of the Company filed February 17, 2004. (Incorporated by reference to the Company’s Annual Report on Form 10-KSB/A filed with the Commission on May 13, 2004, File No. 000- 30095.)
3.2	Amended and Restated Bylaws (Incorporated by reference to the Company’s Annual Report on Form 10-K filed with the Commission on April 15, 2009, File No. 000- 30095.)

Exhibit
Number	Description
4.1	Form of Common Stock Purchase Warrant dated March 15, 2005. (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on March 21, 2005, File No. 000- 30095.)
4.2	Form of Subscription Agreement dated March 15, 2005 by and between Wescorp and the Purchaser named therein. (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on March 21, 2005, File No. 000-30095.)
4.3	Certificate for 14% Secured Convertible Debenture dated April 28, 2005 (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on April 29, 2005, File No. 000- 30095.)
4.4	Form of Subscription Agreement dated April 28, 2005 between and Wescorp and the Purchaser named therein. (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on April 29, 2005, File No. 000-30095.)
4.5	Form of Common Stock Purchase dated April 28, 2005. (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on April 29, 2005, File No. 000-30095.)
4.6	Form of Subscription Agreement between the Company and the United States Resident Purchaser named therein. (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on December 24, 2006, File No. 000-30095.)
4.7	Form of Subscription Agreement between the Company and the Non-United States Resident Purchaser named therein. (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on December 24, 2006, File No. 000-30095.)
4.8	Form of Warrant issued to the United States Resident Purchaser named therein. (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on December 24, 2006, File No. 000- 30095.)
4.9	Form of Warrant issued to the Non-United States Resident Purchaser named therein. (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on December 24, 2006, File No. 000- 30095.)
4.10	Form of Debenture Certificate 14% Redeemable Secured Debenture issued to Non-United States Residents (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on February 20, 2008.)
4.11	Form of Warrant issued to Non-United States Residents (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on February 20, 2008.)
4.12	Form of Warrant issued to Non-United States Residents (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on May 7, 2009.)
10.1	Addendum dated February 6, 2003 to that certain Loan Agreement dated January 28, 2003 between the Company and AHC Holdings Ltd. containing Stock Purchase Warrant (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on April 28, 2003, File No. 000- 30095.)
10.2	Hypothecation Agreement dated as of July 6, 2004 between the Company, the Trustee of the Epitihia Trust and Yearwood & Boyce. (Incorporated by reference to the Company’s Quarterly Report on Form 10-QSB filed with the Commission on August 26, 2004, File No. 000-30095.)

Exhibit
Number	Description
10.3	Hypothecation Agreement dated as of July 6, 2004 between the Company, the Trustee of the Abuelo Trust and Yearwood & Boyce. (Incorporated by reference to the Company’s Quarterly Report on Form 10-QSB filed with the Commission on August 26, 2004, File No. 000-30095.)
10.4	License Agreement dated and effective December 1, 2001 between Flowray and Flowstar Technologies, Inc. (Incorporated by reference to the Company’s Current Report on Form 8-K/A filed with the Commission on May 12, 2004, File No. 000-30095.)
10.5	Memorandum of Understanding, dated as of September 21, 2004 between the Company and Ellycrack AS (Incorporated by reference to Form 8-K filed on September 23, 2004.)
10.6 **	Employment Agreement dated as of September 1, 2007 by and among the Company and Douglas Biles (Incorporated by reference to Form 8-K filed on September 21, 2007.)
10.7 **	Employment Agreement dated as of September 1, 2007 between the Company and Scott Shemwell (Incorporated by reference to Form 8-K filed on September 21, 2007.)
10.8	Asset Purchase Agreement, dated as of December 18, 2007, by and among Wescorp Technologies Ltd., FEP Services Inc., Kyle Plante and Norman Plante (Incorporated by reference to Form 8-K filed on December 21, 2007.)
10.9	Agreement between Ellycrack AS and Wescorp Energy Inc. effective as of September 16, 2010. (Incorporated by reference to Form 8-K filed on October 9, 2010.)
10.10 * *	Employment Agreement dated as of January 1, 2010 between the Company and Robert Power
10.11	Unilateral Liability Release dated December 15, 2010
10.12	Form of Settlement Agreement
10.13	Resignation of Alfred Comeau as Director of the Company
14.1	Code of Ethics (Incorporated by reference to the Company’s Annual Report on Form 10-KSB filed with the Commission on April 11, 2007, File No. 000-30095.)
21.1	Schedule of Subsidiaries of the Company (Incorporated by reference to the Company’s Annual Report on Form 10-KSB filed with the Commission on May 15, 2008, File No. 000-30095.)
31.1 *	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2 *	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1 *	Certification of Chief Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 101.INS	XBRL Instance Document (1)
Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document (1)
Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (1)

Exhibit
Number	Description
Exhibit 101.DEF	XBRL Taxonomy Extension Definitions Linkbase Document (1)
Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase Document (1)
Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (1)

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

Wescorp Energy, Inc.

Date: November 21, 2011	By: /s/ Robert Power
Robert Power
Executive Chair
(Principal Executive Officer)

Date: November 21, 2011	By: /s / Blaine Miciak
Blaine Miciak
Controller
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit
Number	Description
2.1	Share Purchase and Subscription Agreement dated June 9, 2003 among the Company, 1049265 Alberta Ltd., Flowray, Flowstar, New Millennium Acquisitions Ltd. (“New Millennium”) and Gregory Burghardt. (Incorporated by reference to the Company’s Current Report on Form 8-K/A filed with the Commission on May 12, 2004, File No. 000-30095.)
2.2	Share Purchase Agreement dated as of January 14, 2004 between the Company and the Trustee of the Epitihia Trust. (Incorporated by reference to the Company’s Current Report on Form 8-K/A filed with the Commission on May 12, 2004, File No. 000-30095.)
2.3	Share Purchase Agreement dated as of January 14, 2004 between the Company and the Trustee of the Abuelo Trust. (Incorporated by reference to the Company’s Current Report on Form 8-K/A filed with the Commission on May 12, 2004, File No. 000-30095.)
2.4	Share Purchase and Subscription Amending Agreement dated January 14, 2004 among the Company, 1049265 Alberta Ltd., Flowray, Flowstar, New Millennium and Gregory Burghardt. (Incorporated by reference to the Company’s Current Report on Form 8- K/A filed with the Commission on May 12, 2004, File No. 000-30095.)
2.5	Share Purchase Agreement dated as of January 14, 2004 between the Company and Epitihia Trust. (Incorporated by reference to the Company’s Current Report on Form 8-K/A filed with the Commission on May 12, 2004, File No. 000-30095.)
2.6	Share Purchase Agreement dated as of January 14, 2004 between the Company and Abuelo Trust. (Incorporated by reference to the Company’s Current Report on Form 8-K/A filed with the Commission on May 12, 2004, File No. 000-30095.)
2.7	Share Purchase Option Agreement dated February 10, 2004 between the Company and Olav Ellingsen (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on April 9, 2004, File No. 000-30095.)
2.8	Amending Agreement dated as of June 16, 2004 between the Company and the Trustee of the Epitihia Trust. (Incorporated by reference to the Company’s Quarterly Report on Form 10-QSB filed with the Commission on August 26, 2004, File No. 000-30095.)
2.9	Amending Agreement dated as of June 16, 2004 between the Company and the Trustee of the Abuelo Trust. (Incorporated by reference to the Company’s Quarterly Report on Form 10-QSB filed with the Commission on August 26, 2004, File No. 000-30095.)
2.10	Purchase Agreement dated March 23, 2007 between the Company and 306538 Alberta Ltd. (Incorporated by reference to the Company’s Current Report on Form 8-k filed with the Commission on March 27, 2007, File No. 000-30095.)
2.11	Agreement and Plan of Merger between the Company and Strategic Decision Sciences, USA, Inc. dated as of September 5, 2007 (Incorporated by reference to Form 8-K filed on September 11, 2007.)
3.1	Restated Articles of Incorporation of the Company filed February 17, 2004. (Incorporated by reference to the Company’s Annual Report on Form 10-KSB/A filed with the Commission on May 13, 2004, File No. 000- 30095.)

Exhibit
Number	Description
3.2	Amended and Restated Bylaws (Incorporated by reference to the Company’s Annual Report on Form 10- K filed with the Commission on April 15, 2009, File No. 000- 30095.)
4.1	Form of Common Stock Purchase Warrant dated March 15, 2005. (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on March 21, 2005, File No. 000- 30095.)
4.2	Form of Subscription Agreement dated March 15, 2005 by and between Wescorp and the Purchaser named therein. (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on March 21, 2005, File No. 000-30095.)
4.3	Certificate for 14% Secured Convertible Debenture dated April 28, 2005 (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on April 29, 2005, File No. 000- 30095.)
4.4	Form of Subscription Agreement dated April 28, 2005 between and Wescorp and the Purchaser named therein. (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on April 29, 2005, File No. 000-30095.)
4.5	Form of Common Stock Purchase dated April 28, 2005. (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on April 29, 2005, File No. 000-30095.)
4.6	Form of Subscription Agreement between the Company and the United States Resident Purchaser named therein. (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on December 24, 2006, File No. 000-30095.)
4.7	Form of Subscription Agreement between the Company and the Non-United States Resident Purchaser named therein. (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on December 24, 2006, File No. 000-30095.)
4.8	Form of Warrant issued to the United States Resident Purchaser named therein. (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on December 24, 2006, File No. 000- 30095.)
4.9	Form of Warrant issued to the Non-United States Resident Purchaser named therein. (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on December 24, 2006, File No. 000- 30095.)
4.10	Form of Debenture Certificate 14% Redeemable Secured Debenture issued to Non-United States Residents (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on February 20, 2008.)
4.11	Form of Warrant issued to Non-United States Residents (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on February 20, 2008.)
4.12	Form of Warrant issued to Non-United States Residents (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on May 7, 2009.)
10.1	Addendum dated February 6, 2003 to that certain Loan Agreement dated January 28, 2003 between the Company and AHC Holdings Ltd. containing Stock Purchase Warrant (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on April 28, 2003, File No. 000- 30095.)

Exhibit
Number	Description
10.2	Hypothecation Agreement dated as of July 6, 2004 between the Company, the Trustee of the Epitihia Trust and Yearwood & Boyce. (Incorporated by reference to the Company’s Quarterly Report on Form 10-QSB filed with the Commission on August 26, 2004, File No. 000-30095.)
10.3	Hypothecation Agreement dated as of July 6, 2004 between the Company, the Trustee of the Abuelo Trust and Yearwood & Boyce. (Incorporated by reference to the Company’s Quarterly Report on Form 10-QSB filed with the Commission on August 26, 2004, File No. 000-30095.)
10.4	License Agreement dated and effective December 1, 2001 between Flowray and Flowstar Technologies, Inc. (Incorporated by reference to the Company’s Current Report on Form 8-K/A filed with the Commission on May 12, 2004, File No. 000-30095.)
10.5	Memorandum of Understanding, dated as of September 21, 2004 between the Company and Ellycrack AS (Incorporated by reference to Form 8-K filed on September 23, 2004.)
10.6 **	Employment Agreement dated as of September 1, 2007 by and among the Company and Douglas Biles (Incorporated by reference to Form 8-K filed on September 21, 2007.)
10.7 **	Employment Agreement dated as of September 1, 2007 between the Company and Scott Shemwell (Incorporated by reference to Form 8-K filed on September 21, 2007.)
10.8	Asset Purchase Agreement, dated as of December 18, 2007, by and among Wescorp Technologies Ltd., FEP Services Inc., Kyle Plante and Norman Plante (Incorporated by reference to Form 8-K filed on December 21, 2007.)
10.9	Agreement between Ellycrack AS and Wescorp Energy Inc. effective as of September 16, 2010. (Incorporated by reference to Form 8-K filed on October 9, 2010.)
10.10 * *	Employment Agreement dated as of January 1, 2010 between the Company and Robert Power
10.11	Unilateral Liability Release dated December 15, 2010
10.12	Form of Settlement Agreement
10.13	Resignation of Alfred Comeau as Director of the Company
14.1	Code of Ethics (Incorporated by reference to the Company’s Annual Report on Form 10-KSB filed with the Commission on April 11, 2007, File No. 000-30095.)
21.1	Schedule of Subsidiaries of the Company (Incorporated by reference to the Company’s Annual Report on Form 10-KSB filed with the Commission on May 15, 2008, File No. 000-30095.)
31.1 *	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2 *	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1 *	Certification of Chief Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 101.INS	XBRL Instance Document (1)
Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document (1)

Exhibit
Number	Description
Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (1)
Exhibit 101.DEF	XBRL Taxonomy Extension Definitions Linkbase Document (1)
Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase Document (1)
Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (1)

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